Form 10-K
period 2019-12-31
CHEMUNG FINANCIAL CORP
filed 2020-03-12
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _____________
Commission File Number 0-13888
CHEMUNG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK	16-123703-8
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Chemung Canal Plaza, Elmira, New York	14901
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:  (607) 737-3711

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	CHMG	Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Based upon the closing price of the registrant's Common Stock as of June 30, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant was $184,887,776.

As of March 11, 2020, there were 4,870,366 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2020 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources.  Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

To assist the reader, the Corporation has provided the following list of commonly used abbreviations and terms included in Parts I through IV.

Abbreviations

AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel I	The First Basel Accord of the Basel Committee on Banking Supervision
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank Owned Life Insurance
CAPM	Capital Asset Pricing Model
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CFPB	Consumer Financial Protection Bureau
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
CRA	Community Reinvestment Act
CRM	Chemung Risk Management, Inc.
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institution Examination Council
FHLBNY	Federal Home Loan Bank of New York
FICO	Financing Corporation
FINRA	Financial Industry Regulatory Authority
FOFC	Fort Orange Financial Corporation
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
FTC	Federal Trade Commission
GAAP	U.S. Generally Accepted Accounting Principles
GLB Act	Gramm-Leach-Bliley Act
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service

IPS	Investment Policy Statement
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
NYSDFS	New York State Department of Financial Services
OCC	Office of the Comptroller of the Currency
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
RESPA	Real Estate Settlement Procedures Act
Riegle-Neal Act	Riegle-Neal Interstate Banking and Branching Efficiency Act
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SOFR	Secured Overnight Financing Rate
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Security Guidelines	Interagency Guidelines Establishing Information Security Standards
Securities Act	Securities Act of 1933
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
Tax Act	Tax Cuts and Jobs Act of 2017
TDRs	Troubled debt restructurings
TILA	Truth in Lending Act
TRID Rule	TILA-RESPA Integrated Disclosure Rule
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
WMG	Wealth Management Group

Terms

Accumulated benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the pension plan is to be terminated immediately and does not consider any future salary increases.
Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
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

The Corporation’s Board of Directors has concluded that the expansion of the franchise’s geographic footprint, an increase in the Bank’s interest earning assets, and the generation of new sources of non-interest income are important components of its strategic plan.  Over the last 11 years, the Corporation and the Bank have completed the following transactions to grow the franchise:

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

As a result of these transactions and organic growth, the Corporation had $1.788 billion in consolidated assets, $1.309 billion in loans, $1.572 billion in deposits, and $182.6 million in shareholders’ equity at December 31, 2019.

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

Lending Activities

Lending Strategy

The Corporation’s objective is to channel deposits gathered locally into high-quality, market-yielding loans without taking unacceptable credit and/or interest rate risk.  The Corporation seeks to have a diversified loan portfolio consisting of commercial and agricultural loans, commercial mortgages, residential mortgages, home equity lines of credit and home equity term loans, consumer and indirect automobile loans.  The Bank operates with a traditional community bank model where the relationship manager possesses credit skills and has significant influence over credit decisions.  This creates value since clients and prospects know they are dealing with a decision maker.

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

The Bank offers interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Bank to originate a mortgage based on short-term LIBOR rates and allow the borrower to swap into a longer term fixed rate. The Bank simultaneously sells an offsetting back-to-back swap to an investment grade national bank so that it does not retain this fixed-rate risk. The swap agreements are free-standing derivatives and are recorded at fair value in the Bank's consolidated balance sheets. As it is anticipated that LIBOR will be discontinued after 2021, the Corporation is reviewing its loans to determine alternate reference rates.

The Bank offers fixed-rate and adjustable-rate residential mortgage loans to individuals with maturities of up to 30 years that are fully amortizing with monthly loan payments. Mortgages are generally underwritten according to U.S. government sponsored enterprise guidelines designated as "A" or "A-" and referred to as "conforming loans". The Bank also originates jumbo loans above conforming loan amounts which generally are consistent with secondary market guidelines for these loans; however, these are typically held for investment. The Bank does not offer a subprime mortgage lending program. The Bank's secondary market lending is sold on a servicing-retained basis. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and are secured by real property whose value tends to be more easily ascertainable.  Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers and the nature of the loan collateral.

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

Investment Activities

The general objective of the Bank's investment portfolio is to provide liquidity when loan demand is high, and to absorb excess funds when demand is low. The securities portfolio also provides a medium for certain interest risk measures intended to maintain an appropriate balance between interest income from loans and total interest income. The Bank only invests in high-quality investment-grade securities such as mortgage-backed securities and obligations of states and political subdivisions. Investment decisions are made in accordance with the Bank's investment policy and include consideration of risk, return, duration, and portfolio concentrations.

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

Wealth Management Strategy

With $1.915 billion of assets under management or administration at December 31, 2019, including $289.7 million of assets held under management or administration for the Corporation, WMG is responsible for the largest component of the Corporation's non-interest income.  Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee, and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning, and employee benefit administrative services.  The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

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

There were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2019.

Market Area and Competition

The Bank operates 33 branch offices located in 12 counties in New York and Bradford County in Pennsylvania.  Bank branch offices are located in the following New York counties:  Chemung, where the Bank is headquartered, Broome, Cayuga, Cortland, Schuyler, Seneca, Steuben, Tioga and Tompkins.  The Bank also operates under the name “Capital Bank, a division of Chemung Canal Trust Company,” with branch offices located in Albany, Saratoga, and Schenectady counties in New York.

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

Employees

As of December 31, 2019, the Corporation and its subsidiaries employed 362 persons on a full-time equivalent basis.  None of the Corporation's employees are covered by collective bargaining agreements. The Corporation provides its employees with a comprehensive benefit program, some of which is contributory. The Corporation believes that its relationship with its employees is good.

Available Information

The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Corporation.  In addition, the Corporation maintains a corporate web site at www.chemungcanal.com.  The Corporation makes available free of charge through the Bank's web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.  These items are available as soon as reasonably practicable after we electronically file or furnish such material with the SEC.  The contents of the Bank's web site are not a part of this report.  These materials are also available free of charge by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Financial Corporation, One Chemung Canal Plaza, Elmira, NY 14901.

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

Loans to One Borrower

The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by certain readily marketable collateral.  At December 31, 2019, the Bank’s legal lending limit on loans to one borrower was $27.2 million for loans not fully secured by readily marketable collateral and $29.9 million for loans secured by readily marketable collateral.  The Bank’s internal limit on loans is set at $15.0 million.  At December 31, 2019, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Payment of Dividends

The Bank is subject to substantial regulatory restrictions affecting its ability to pay dividends to the Corporation.  Under FRB and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the FRB and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2019, approximately $29.8 million was available for the payment of dividends by the Bank to the Corporation without prior approval.  The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements.

Federal Reserve System

FRB member banks must maintain, with a Federal Reserve Bank, reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and non-personal time accounts. As of December 31, 2019, the Bank was in compliance with applicable reserve requirements.

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

Assessments for institutions with less than $10 billion of assets, such as the Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years, with institutions deemed less risky paying lower assessments. The assessment range (inclusive of possible adjustments) for institutions of less than $10 billion in total assets is 1.5 basis points to 30 basis points. The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35% in 2019. The Bank received credits totaling $439 thousand during 2019. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

All institutions with deposits insured by the FDIC were required to pay assessments to fund interest payments on bonds issued by FICO, an agency of the federal government established to recapitalize the former Savings Association Insurance Fund. These assessments continued until the FICO bonds matured in the first quarter of 2019.  The FDIC's FICO assessment authority is separate from its authority to assess risk-based premiums for deposit insurance. The FICO assessment rate was adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution.  The final FICO assessment rate for the fourth quarter of 2018, due March 29, 2019, was 0.030 basis points, or an annual rate of 0.12 basis points, of the Bank's assessment base, or average total assets less average tangible equity and allowable deductions.

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

Regulatory Capital Requirements

On October 11, 2013, the FRB approved a final rule that amended the regulatory capital rules for state member banks effective January 1, 2015. The FRB approved the new capital rules in coordination with substantially identical final rules approved by the FDIC and the Office of the Comptroller of the Currency for other types of banking organizations. The revisions make the capital rules consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. In general, the capital rules revised regulatory capital definitions and minimum ratios; redefined Tier 1 Capital as two components (common equity Tier 1 capital and additional Tier 1 capital); created a “common equity Tier 1 risk-based capital ratio”; implemented a capital conservation buffer; revised prompt corrective action thresholds; and changed risk weights for certain assets and off-balance sheet exposures.

The revised capital rules implemented a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.5%, and a higher minimum Tier 1 capital requirement of 6.0% (which is an increase from 4.0%). Under the rules, the total capital ratio remains at 8.0%, and the minimum leverage ratio (Tier 1 capital to total assets) for all banking organizations, regardless of supervisory rating, is 4.0%. Additionally, under the revised capital rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The final rules also enhanced risk sensitivity and address weaknesses identified by the regulators over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with the requirements of the Dodd-Frank Act. Effective January 1, 2016, the additional capital conservation buffer of 0.625% was added to the minimum requirements for capital adequacy purposes, subject to a multi-year phase-in of an increase of 0.625% each succeeding January 1. The capital conservation buffer has been fully phased-in on January 1, 2019 at 2.5%.

The capital requirements also included changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk weights (from 0% to up to 600%) for equity exposures.

The Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile. As of December 31, 2019, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.

On October 29, 2019, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporations (collectively, the "Federal Agencies") adopted a final rule (the "Final Rule") to simplify the regulatory capital requirements for eligible community banks and holding companies that opt into the Community Bank Leverage Ratio ("CBLR") framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.

Under the Final Rule, a depository institution or holding company that satisfies certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%, would be considered a "qualifying community banking organization" and may elect (but is not required) to use the CBLR framework. If this election is made, the qualifying community banking organization would be considered to have satisfied the Federal Agencies' generally applicable risk-weighted and leverage capital requirements (the "Basel III capital framework") and would be considered to be well-capitalized under the Federal Agencies' prompt corrective action ("PCA") rules. Under the CBLR framework, a qualifying community banking organization would satisfy the regulatory capital requirements by calculating and reporting a single leverage ratio, i.e., the CBLR, which would require significantly less data than needed to calculate the capital ratios, under the Basel III capital framework and eliminate the time consuming need to risk-weight assets. The Final Rule takes effect on January 1, 2020.

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

Federal Home Loan Bank

The Bank is also a member of the FHLBNY, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLBNY, including the requirement to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with the rules and requirements of the FHLBNY at December 31, 2019.

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

Additional Important Legislation and Regulation

The Regulatory Relief Act

On May 24, 2018, the Regulatory Relief Act was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (vi) allowing qualifying federal savings banks to elect to operate with National Bank powers; and (vii) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.

The Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. We have summarized below significant rules adopted by the federal agencies pursuant to the Dodd-Frank Act.

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

In December 2013, the FRB and the SEC released final rules to implement certain provisions of the Dodd-Frank Act, commonly known as the “Volcker Rule.” The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions.  At December 31, 2019, the Corporation was not engaged in any activities and it did not have any ownership interests in any funds that are not permitted under the Volcker Rule.

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

The GLB Act and the FCRA also impose requirements regarding data security and the safeguarding of customer information. The Bank is subject to the Security Guidelines, which implement section 501(b) of the GLB Act and section 216 of the FACT Act. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity and the proper disposal of customer information.  As of December 31, 2019, the Bank believes it is in compliance with all such standards.

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

Risks Related to Our Business

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

At December 31, 2019, the Corporation’s portfolio of commercial real estate and business loans totaled $879.1 million or 67.1% of total loans.  The Corporation plans to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and business loans often depends on the successful operation and income stream of the borrower’s business.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans.  Also, some of the Corporation’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans. In some instances, the Corporation has originated unsecured commercial loans with certain high net worth individuals who have personally guaranteed such loans. This type of commercial loan has an increased risk of loss if the Corporation is unable to collect repayment through legal action due to personal bankruptcy or other financial limitations of the borrower.  The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses.  These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected.

Loan participations may have a higher risk of loss than loans the Bank originates because the Bank is not the lead lender and has limited control over credit monitoring.
The Corporation occasionally purchases commercial real estate and commercial and industrial loan participations secured by properties outside its market area in which the Bank is not the lead lender. The Corporation has purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets located primarily in New York, and Pennsylvania. Loan participations may have a higher risk of loss than loans the Bank originates because we rely on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that the Bank originates. At December 31, 2019, loan participation balances where the Bank is not the lead lender totaled $139.1 million, or 10.62% of our loan portfolio. At December 31, 2019, commercial and industrial loan participations outside our market area totaled $18.5 million, or 8.1% of the commercial and industrial loan portfolio and commercial real estate loan participations outside our market area totaled $22.9 million, or 3.5% of the commercial real estate loan portfolio. If the Bank’s underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

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

At December 31, 2019, $135.0 million, or 10.3% of our total loan portfolio, consisted of automobile loans, primarily originated through automobile dealers for the purchase of new or used automobiles. The Corporation serves customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower's continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Bank for our first fiscal year beginning after December 15, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of establishing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and increase the data we would need to collect and review to determine the appropriate level of our allowance for loan losses.

Bank regulators periodically review the Corporation’s allowance for loan losses and may require the Corporation to increase its provision for loan losses or loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on the Corporation's results of operations and/or financial condition.

The Corporation is subject to risks and losses resulting from fraudulent activities that could adversely impact its financial performance and results of operations.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are subject to fraud and compliance risk, including but not limited to, in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals. We have experienced losses due to apparent fraud.

The Bank owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity.

While the Corporation believes this recent incident was an isolated occurrence, there can be no assurance that such losses will not occur again or that such acts will be detected in a timely manner. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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

Uncertainty surrounding the future of LIBOR (London Interbank Offer Rate) may affect the fair value and return on the Corporation's financial instruments that use LIBOR as a reference rate.

The Corporation holds assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR including but not limited to the one-month LIBOR, three-month LIBOR, one-year LIBOR, and the ten-year constant maturing swap rate. The LIBOR yield curve is also utilized in the fair value calculation of many of these instruments. The reform of major interest benchmarks led to the announcement of the United Kingdom’s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after the end of 2021. The Corporation believes the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks of which the Corporation will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the SOFR as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

The Bank may be subject to more stringent capital requirements, which may adversely impact the Corporation's return on equity, require it to raise additional capital, or constrain it from paying dividends or repurchasing shares.

In July 2013, the FRB approved a new rule that substantially amended the regulatory risk-based capital rules applicable to the Bank. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank on January 1, 2015, and refined the definition of what constitutes "capital" for purposes of calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from former rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a "capital conservation buffer" of 2.5%, resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement was fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

The recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) simplifies capital calculations by requiring the federal regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that eligible institutions may choose to elect to replace the general applicable risk-based capital requirements under the Basel III capital rules for such institutions. Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized under the federal regulator’s prompt corrective action framework, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. The federal regulators jointly issued a final rule on October 29, 2019, whereby a qualifying community bank organization may elect, but is not required to, use the community bank leverage ratio capital framework, in which case it will be considered well-capitalized so long as its community bank leverage ratio (tier 1 capital to average consolidated assets) is greater than 9%. The new rule takes effect on January 1, 2020.

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

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber-attacks or campaigns, military conflict, terrorism or other geopolitical events. Global market disruptions may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

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

Specifically, in June of 2016, FASB issued a new accounting standard, ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) that will substantially change the accounting for credit losses under GAAP. Under GAAP's current standards, credit losses are not reflected in the Corporation's financial statements until it is probable that the credit losses has been incurred. This methodology has the effect of delaying the recognition of credit losses on loans. Under the new credit loss standard, the allowance for credit losses will be an estimate of the "expected" credit losses on loans. The new credit loss standard may have a negative impact on the reporting of results of operations and financial condition of the Corporation. The amendments in this ASU are effective for the Corporation for the years beginning after December 15, 2022.

Involvement in wealth management creates risks associated with the industry.
The Corporation’s wealth management operations present special risks not borne by institutions that focus exclusively on other traditional retail and commercial banking products. For example, the investment advisory industry is subject to fluctuations in the stock market that may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses. Also, additional or modified regulations may adversely affect our wealth management operations. In addition, our wealth management operations are dependent on a small number of established financial advisors, whose departure could result in the loss of a significant number of client accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our income and potentially require the contribution of additional capital to support our operations.

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

Risks Relating to Ownership of Our Common Stock
The Corporation’s common stock is not heavily traded, and the stock price may fluctuate significantly.
The Corporation’s common stock is traded on the NASDAQ under the symbol “CHMG.” Certain brokers currently make a market in the common stock, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares of the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, shareholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

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

Provisions of the Corporation’s certificate of incorporation and bylaws, New York law, and state and federal banking laws, including regulatory approval requirements, could delay, defer or prevent a third party from acquiring the Corporation, despite the possible benefit to the Corporation’s shareholders, or otherwise adversely affect the market price of the Corporation’s common stock. These provisions include: a two-thirds affirmative vote of all outstanding shares of Corporation stock for certain business combinations; a supermajority shareholder vote of 75% of outstanding stock for business combinations involving 10% shareholders; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to the Corporation’s Board of Directors and for proposing matters that shareholders may act on at a shareholder meeting. In addition, the Corporation is subject to New York law, which among other things prohibits the Corporation from engaging in a business combination with any interested shareholder for a period of five years from the date the person became an interested shareholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discouraging bids for the Corporation’s common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of the Corporation’s common stock. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors other than candidates nominated by the Board of Directors.

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

Corporate Headquarters Executive and Administrative Offices
One Chemung Canal Plaza, Elmira, NY 14901

New York

Albany County	Saratoga County
*132 State St., Albany, NY 12207	*25 Park Ave., Clifton Park, NY 12065
*65 Wolf Rd., Albany, NY 12205	*3057 Route 50, Saratoga Springs, NY 12866
*581 Loudon Rd., Latham, NY 12110
*1365 New Scotland Rd., Slingerlands, NY 12159	Schenectady County
*2 Rush St., Schenectady, NY 12305
Broome County
*127 Court St., Binghamton, NY 13901	Schuyler County
*100 Rano Blvd., Vestal, NY 13850	318 N. Franklin St., Watkins Glen, NY 14891
303 W. Main St., Montour Falls, NY 14865
Cayuga County
*110 Genesee St., Auburn, NY 13021	Seneca County
185 Grant Ave., Auburn, NY 13021	54 Fall St., Seneca Falls, NY 13148

Chemung County	Steuben County
One Chemung Canal Plaza, Elmira, NY 14901	*410 West Morris St., Bath, NY 14810
628 W. Church St., Elmira, NY 14905	149 West Market St., Corning, NY 14830
437 Maple St., Big Flats, NY 14814
951 Pennsylvania Ave., Elmira, NY 14904	Tioga County
100 W. McCann's Blvd., Elmira Heights, NY 14903	203 Main St., Owego, NY 13827
29 Arnot Rd., Horseheads, NY 14845	*1054 State Route 17C, Owego, NY 13827
602 S. Main St., Horseheads, NY 14845	405 Chemung St., Waverly, NY 14892
305 E. Water St., Elmira, NY 14901
Tompkins County
Cortland County	806 W. Buffalo St., Ithaca, NY 14850
*1094 State Rte. 222, Cortland, NY 13045	304 Elmira Rd., Ithaca, NY 14850
*909 Hanshaw Rd., Ithaca, NY 14850

Pennsylvania

Bradford County
5 West Main St., Canton, PA 17724
^304 Main St., Towanda, PA 18848
159 Canton St., Troy, PA 16947

CFS Group
One Chemung Canal Plaza, Elmira, NY 14901

* Leased facilities and/or property
^ Subsequent to December 31, 2019, the Bank announced that it will close this branch location on April 30, 2020.

Leased Off-Site ATM Locations
Albany Capital Center	Albany, NY
Elmira-Corning Regional Airport	Big Flats, NY
E-Z Food Mart	Elmira, NY
Ithaca College	Ithaca, NY

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. On February 4, 2020, the Corporation filed a lawsuit against Pioneer Bank, Albany, New York, in the Supreme Court of the State of New York in the County of Albany. The Corporation owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. The Corporation's complaint alleges that Pioneer Bank, as lead bank, breached the participation agreement and engaged in fraud and negligent misrepresentation. The Corporation seeks to recover $4.2 million and additional damages as a result of purchasing the participation interest.

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

Common Stock Market Prices and Dividends Paid
During the Past Two Years

December 31, 2019	High	Low	Dividends
4th Quarter	$46.04	$41.60	$0.26
3rd Quarter	49.00	39.00	0.26
2nd Quarter	49.96	44.80	0.26
1st Quarter	48.36	39.69	0.26

December 31, 2018	High	Low	Dividends
4th Quarter	$44.52	$38.50	$0.26
3rd Quarter	51.69	41.02	0.26
2nd Quarter	52.99	46.01	0.26
1st Quarter	50.24	42.50	0.26

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

As of February 28, 2020, there were 482 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2019:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/01/19	-	10/31/19	—	$—	—	121,906
11/01/19	-	11/30/19	—	$—	—	121,906
12/01/19	-	12/31/19	—	$—	—	121,906
Quarter ended 12/31/2019			—	$—	—	121,906

On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the year ended December 31, 2019, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index, SNL U.S. Bank NASDAQ, and SNL $1B - $5B Bank Index for the period of five years commencing December 31, 2014.

		Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Chemung Financial Corporation	100.00	103.29	141.32	191.69	168.47	177.33
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ	100.00	107.95	149.68	157.58	132.82	166.75
SNL Bank $1B-$5B	100.00	111.94	161.04	171.69	150.42	182.85

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2014.

The Total Returns Index for NASDAQ Composite and SNL bank stocks indices were obtained from S&P Global Market Intelligence, New York, NY.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables present selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.  The selected financial data at December 31, 2019, and 2018 and for the three year period ended December 31, 2019 is derived from our audited consolidated financial statements that appear in this annual report on Form 10-K. The other years presented in these tables are derived from audited consolidated financial statements that do not appear in this annual report on Form 10-K.   The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes.

	SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31,
(in thousands)	2019	2018	2017	2016	2015
Total assets	$1,787,827	$1,755,343	$1,707,620	$1,657,179	$1,619,964
Loans, net of deferred fees	1,309,219	1,311,906	1,311,824	1,200,290	1,168,633
AFS and HTM securities	287,205	247,133	296,872	308,107	349,386
Operating lease right-of-use assets	8,001	—	—	—	—
FHLBNY and FRBNY stock	3,099	3,138	5,784	4,041	4,797
Deposits	1,572,138	1,569,237	1,467,446	1,456,343	1,400,295
Securities sold under agreements to repurchase	—	—	10,000	27,606	28,453
FHLBNY advances	—	—	59,700	9,093	33,103
Operating lease liabilities	8,084	—	—	—	—
Long term finance lease obligation	4,085	4,304	4,517	4,722	2,873
Shareholders' equity	182,627	165,029	149,813	143,748	137,242

	SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2019	2018	2017	2016	2015
Net interest income	$60,611	$60,480	$56,987	$52,329	$50,642
Provision for loan losses	5,945	3,153	9,022	2,437	1,571
Net interest income after provision for loan losses	54,666	57,327	47,965	49,892	49,071

Wealth management group fee income	9,503	9,317	8,804	8,316	8,522
Service charges on deposit accounts	4,460	4,727	4,961	5,089	4,886
Interchange revenue from debit card transactions	4,104	4,040	3,761	4,027	3,307
Securities gains, net	19	—	109	987	372
Change in fair value of equity investments	81	2,004	80	43	26
Other non-interest income	1,906	2,986	2,776	2,687	3,334
Total non-interest income	20,073	23,074	20,491	21,149	20,447

Legal accruals and settlements	—	989	850	1,200	—
Other non-interest expenses	55,696	55,777	52,914	55,410	55,427
Total non-interest expenses	55,696	56,766	53,764	56,610	55,427
Income before income tax expense	19,043	23,635	14,692	14,431	14,091
Income tax expense	3,434	4,009	7,262	4,404	4,658
Net income	$15,609	$19,626	$7,430	$10,027	$9,433

	SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,
	2019	2018	2017	2016	2015	% Change 2018 To 2019	Compounded Annual Growth 5 Years
Earnings per share (1)	$3.21	$4.06	$1.55	$2.11	$2.00	(20.9)%	5.1%
Dividends declared	1.04	1.04	1.04	1.04	1.04	—%	0.7%
Tangible book value (2) (4)	32.74	29.22	26.14	24.89	23.53	12.0%	6.5%
Book Value	37.35	33.99	31.10	30.07	28.96	9.9%	4.8%
Market price at December 31,	42.50	41.31	48.10	36.35	27.50	2.9%	6.0%
Common shares outstanding at year end (in thousands) (3)	4,889	4,855	4,817	4,781	4,739	0.7%	0.8%
Weighted average shares outstanding (in thousands)	4,869	4,832	4,800	4,762	4,719	0.8%	0.8%
(1) Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. There is no difference between basic and diluted earnings per share.
(2) Tangible book value is total shareholders’ equity less goodwill and other intangible assets divided by common shares outstanding.
(3) All issuable shares including those related to directors’ restricted stock units and directors’ stock compensation.
(4) See the GAAP to Non-GAAP reconciliations starting at pages 68-71.

	SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,
	2019	2018	2017	2016	2015
Return on average assets	0.88%	1.14%	0.43%	0.60%	0.60%
Return on average equity	8.86%	12.76%	4.91%	7.02%	6.84%
Dividend yield at year end	2.45%	2.52%	2.16%	2.86%	3.78%
Dividend payout ratio	32.28%	25.42%	66.30%	48.76%	51.34%
Total capital to risk adjusted assets (4)	13.98%	13.14%	11.82%	12.14%	12.26%
Tier I capital to risk adjusted assets (4)	12.73%	11.89%	10.56%	10.94%	11.01%
Tier I leverage ratio (4)	9.35%	8.79%	8.02%	7.81%	7.83%
Average equity to average assets	9.98%	8.96%	8.83%	8.57%	8.74%
Year-end equity to year-end assets ratio	10.22%	9.40%	8.77%	8.67%	8.47%
Loans to deposits	83.28%	83.60%	89.40%	82.42%	83.46%
Allowance for loan losses to total loans	1.79%	1.44%	1.61%	1.19%	1.22%
Allowance for loan losses to non-performing loans	130.38%	154.59%	122.14%	118.35%	116.58%
Non-performing loans to total loans	1.38%	0.93%	1.32%	1.00%	1.05%
Non-performing assets to total assets	1.04%	0.73%	1.13%	0.75%	0.85%
Net interest rate spread	3.45%	3.59%	3.47%	3.26%	3.36%
Net interest margin	3.64%	3.72%	3.56%	3.37%	3.46%
Efficiency ratio (unadjusted) (1)	69.03%	67.94%	69.39%	77.04%	77.97%
Efficiency ratio (adjusted) (2) (3)	67.95%	67.22%	66.60%	74.43%	76.18%
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
(3) See the GAAP to Non-GAAP reconciliations starting at pages 69-72.
(4) Consolidated capital ratios.

The following tables summarize the Corporation’s unaudited net income and basic earnings per share at each quarter end for the years 2019 and 2018:

	2019
(in thousands, except per share data)	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$16,665	$16,682	$16,808	$16,777
Interest expense	1,498	1,581	1,666	1,576
Net interest income	15,167	15,101	15,142	15,201
Provision for loan losses (1)	1,093	150	4,441	261
Net interest income after provision for loan losses	14,074	14,951	10,701	14,940
Total other non-interest income	4,925	5,086	4,956	5,106
Total other non-interest expenses	13,497	13,823	13,525	14,851
Income before income tax expense	5,502	6,214	2,132	5,195
Income tax expense	1,034	1,233	176	991
Net income	$4,468	$4,981	$1,956	$4,204
Basic and diluted earnings per share	$0.92	$1.02	$0.40	$0.87
(1) The quarter ended September 30, 2019 included a $4.2 million specific impairment related to a participating interest in a commercial credit.

	2018
(in thousands, except per share data)	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$15,669	$15,869	$16,136	$16,879
Interest expense	769	852	1,057	1,395
Net interest income	14,900	15,017	15,079	15,484
Provision (credit) for loan losses (1)	709	2,362	300	(218)
Net interest income after provision (credit) for loan losses	14,191	12,655	14,779	15,702
Total other non-interest income (3)	5,475	5,325	7,381	4,893
Total other non-interest expenses (2)	14,166	14,967	13,428	14,205
Income before income tax expense	5,500	3,013	8,732	6,390
Income tax expense	1,061	486	1,802	660
Net income	$4,439	$2,527	$6,930	$5,730
Basic and diluted earnings per share	$0.92	$0.52	$1.43	$1.18
(1) The quarter ended June 30, 2018 included an increase in the historical loss factor due to the charge-off of multiple commercial loans to one borrower in the amount of $3.6 million.
(2) The quarter ended June 30, 2018 included a $1.0 million legal settlement. Please refer to Footnote 17 of the audited consolidated financial statements for further discussion.
(3) The quarter ended September 30, 2018 included a $2.1 million increase in fair value of equity investments recognized as a result of the sale of Visa Class B shares.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following is the MD&A of the Corporation in this Form 10-K at December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018, and 2017. The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation. Reference should be made to the accompanying audited consolidated financial statements and footnotes for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 1-4.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” of this annual report on Form 10-K. The Corporation's quarterly filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Financial Corporation, One Chemung Canal Plaza, Elmira, NY 14901. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Financial Highlights

	As of or for the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except per share data)	2019	2018	2017
RESULTS OF OPERATIONS
Interest and dividend income	$66,932	$64,553	$60,055
Interest expense	6,321	4,073	3,068
Net interest income	60,611	60,480	56,987
Provision for loan losses	5,945	3,153	9,022
Net interest income after provision for loan losses	54,666	57,327	47,965
Non-interest income	20,073	23,074	20,491
Non-interest expenses	55,696	56,766	53,764
Income before income tax expense	19,043	23,635	14,692
Income tax expense	3,434	4,009	7,262
Net income	$15,609	$19,626	$7,430

Basic and diluted earnings per share	$3.21	$4.06	$1.55
Average basic and diluted shares outstanding	4,869	4,832	4,800

PERFORMANCE RATIOS
Return on average assets	0.88%	1.14%	0.43%
Return on average equity	8.86%	12.76%	4.91%
Return on average tangible equity (a)	10.18%	15.07%	5.85%
Efficiency ratio (unadjusted) (g)	69.03%	67.94%	69.39%
Efficiency ratio (adjusted) (a) (b)	67.95%	67.22%	66.60%
Non-interest expense to average assets (a) (c)	3.16%	3.31%	3.14%
Loans to deposits	83.28%	83.60%	89.40%

AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.50%	4.39%	4.24%
Yield on investments	2.37%	2.19%	2.08%
Yield on interest-earning assets	4.02%	3.96%	3.75%
Cost of interest-bearing deposits	0.56%	0.31%	0.20%
Cost of borrowings	3.53%	2.37%	2.78%
Cost of interest-bearing liabilities	0.57%	0.37%	0.28%
Interest rate spread	3.45%	3.59%	3.47%
Net interest margin, fully taxable equivalent	3.64%	3.72%	3.56%

CAPITAL
Total equity to total assets at end of year	10.22%	9.40%	8.77%
Tangible equity to tangible assets at end of year (a)	9.07%	8.19%	7.48%

Book value per share	$37.35	$33.99	$31.10
Tangible book value per share (a)	32.74	29.22	26.14
Year-end market value per share	42.50	41.31	48.10
Dividends declared per share	1.04	1.04	1.04

	As of or for the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except per share data)	2019	2018	2017
AVERAGE BALANCES
Loans (d)	$1,296,426	$1,320,059	$1,251,225
Interest-earning assets	1,674,668	1,638,803	1,623,948
Total assets	1,764,401	1,716,992	1,713,233
Deposits	1,558,164	1,515,658	1,514,457
Total equity	176,138	153,793	151,229
Tangible equity (a)	153,278	130,256	126,902

ASSET QUALITY
Net charge-offs	$1,411	$5,369	$2,114
Non-performing loans (e)	18,008	12,254	17,324
Non-performing assets (f)	18,525	12,828	19,264
Allowance for loan losses	23,478	18,944	21,161

Annualized net charge-offs to average loans	0.11%	0.41%	0.17%
Non-performing loans to total loans	1.38%	0.93%	1.32%
Non-performing assets to total assets	1.04%	0.73%	1.13%
Allowance for loan losses to total loans	1.79%	1.44%	1.61%
Allowance for loan losses to non-performing loans	130.38%	154.59%	122.14%

(a) See the GAAP to Non-GAAP reconciliations on pages 69-72.
(b) Efficiency ratio (adjusted) is non-interest expense less merger and acquisition expenses less amortization of intangible assets less legal accruals and settlements divided by the total of fully taxable equivalent net interest income plus non-interest income less net gains on securities transactions.

(c) For the non-interest expense to average assets ratio, non-interest expense does not include legal accruals and settlements. See footnote 17 of the audited consolidated financial statements for further discussion.

(d) Loans include loans held for sale. Loans do not reflect the allowance for loan losses.
(e) Non-performing loans include non-accrual loans only.
(f) Non-performing assets include non-performing loans plus other real estate owned.
(g) Efficiency ratio (unadjusted) is non-interest bearing expense divided by the total of net interest income plus non-interest income.

Executive Summary

This executive summary of the MD&A includes selected information and may not contain all of the information that is important to readers of this annual report on Form 10-K. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Corporation, this annual report on Form 10-K should be read in its entirety.

The following table presents selected financial information for the years indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,
	2019	2018	Change	Percentage Change
Net interest income	$60,611	$60,480	$131	0.2%
Non-interest income	20,073	23,074	(3,001)	(13.0)%
Non-interest expenses	55,696	56,766	(1,070)	(1.9)%
Pre-provision income	24,988	26,788	(1,800)	(6.7)%
Provision for loan losses	5,945	3,153	2,792	88.6%
Income tax expense	3,434	4,009	(575)	(14.3)%
Net income	$15,609	$19,626	$(4,017)	(20.5)%

Basic and diluted earnings per share	$3.21	$4.06	$(0.85)	(20.9)%

Selected financial ratios
Return on average assets	0.88%	1.14%
Return on average equity	8.86%	12.76%
Net interest margin, fully taxable equivalent	3.64%	3.72%
Efficiency ratio (a)	67.95%	67.22%
Non-interest expense to average assets (a)	3.16%	3.31%
(a) See the GAAP to Non-GAAP reconciliations on pages 68-71.

Net income for the year ended December 31, 2019 was $15.6 million, or $3.21 per share, compared with net income of $19.6 million, or $4.06 per share, for the prior year. Return on average equity for the year ended December 31, 2019 was 8.86%, compared with 12.76% for the prior year. The decrease in net income for the year ended December 31, 2019, compared to the prior year, was driven by a decrease in non-interest income and an increase in the provision for loan losses, partially offset by an increase in net interest income and decreases in non-interest expenses and income tax expense.

Net interest income
Net interest income increased $0.1 million, or 0.2% in 2019, compared with the prior year. The increase was due primarily to the impact of an increase of $35.9 million in average interest-earning assets, offset by the impact of an eight basis points decline in net interest margin.

Non-interest income
Non-interest income decreased $3.0 million, or 13.0% in 2019, compared to the prior year. The decrease was due primarily to decreases of $1.9 million in the change in fair value of equity investments, $0.9 million in other non-interest income, $0.2 million in net gains (losses) on sales of other real estate owned, and $0.3 million in service charges on deposit accounts, offset by an increase of $0.2 million in WMG fee income and an increase of $0.2 million in CFS fee and commission income. The decrease in the change in fair value of equity investments was due primarily to the $2.1 million increase in the fair value of Visa Class B shares in the prior year, and a $0.1 million loss related to an investment in a limited partnership in the current year. Subsequent to the change in fair value, the Visa Class B shares were sold during the third quarter of 2018. The decrease in other non-interest income was due to a $0.4 million state sales tax refund in the prior year, a decrease of $0.1 million in rental income from other property owned in the prior year, and a decrease of $0.1 million in interest rate swap income primarily due to changes in market value in the current year. The increase in WMG fee income can be mostly attributed to an increase in the market value of assets under management and additional fee income from terminating trusts. CFS fee and commission income increased in 2019 compared to the prior year due to an increase in transaction activity.

Non-interest expenses
Non-interest expenses decreased $1.1 million, or 1.9% in 2019. The decrease was due primarily to decreases of $1.0 million in legal accruals and settlements, $0.6 million in net occupancy expenses, $0.6 million in FDIC insurance expense, $0.3 million in professional services, $0.3 million in other real estate owned expenses, and $0.2 in marketing and advertising expenses. These items were partially offset by increases of $1.1 million in salaries and wages, $0.4 million in pension and other employee benefits, $0.4 million in data processing expenses, and $0.1 million in other non-interest expenses. The decrease in legal accruals and settlements was due to the resolution by way of a settlement agreement in the matter of Fane v. Chemung Canal Trust Company. This matter was settled in March 2018. Additional information can be found in Footnote 17 of the attached Financial Statements. The decrease in net occupancy and furniture and equipment expenses was mostly attributable to a reduction in depreciation expense related to mechanical equipment, the closing of two branches in 2019, and the reduction in non-capitalizable fixed asset purchases as compared to the prior year due to the opening of two new branches in 2018. The decrease in FDIC insurance expense was primarily due to the receipt of a $0.4 million credit related to the Deposit Insurance Fund’s (DIF) minimum reserve ratio assessment. The decrease in professional services was due to consulting fees incurred in the prior year associated with a sales tax refund in the prior year. The decrease in other real estate owned expenses can be attributed to a reduction in the number of OREO properties in 2019 as compared to 2018. The decrease in marketing and advertising expenses was due to an increased marketing effort in 2018 to support the opening of two denovo branches during the year. The increase in salaries and wages can be attributed to annual merit increases and a lower vacancy rate in 2019. The increase in pension and other employee benefits can be attributed to full vesting of stock awards related to an executive retirement and an increase in payroll tax and health insurance expenses. The increase in other non-interest expense can be attributed to a $0.3 million charge taken to recognize the impairment of a fixed asset.
For the years ended December 31, 2019 and 2018, the ratio of non-interest expense to average assets was 3.16% and 3.31%, respectively.

Provision for loan losses
The provision for loan losses increased $2.8 million, or 88.6% in 2019, compared to the prior year. The increase was primarily the result of specific impairments in loans identified as impaired, including $1.8 million in specific reserves related to a commercial real estate loan and $4.2 million in specific reserves related to a participating interest in a commercial and industrial credit, offset by a decline in volume and loss factors on commercial and consumer unclassified pooled loans. Net charge-offs were $1.4 million in 2019, compared with $5.4 million for the prior year. The decrease in net charge-offs was due primarily to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

Income tax expense
Income tax expense decreased $0.6 million, or 14.3% in 2019, compared to the prior year. The effective tax rate for 2019 increased to 18.0% compared with 17.0% for the prior year. The decrease in income tax expense was primarily due to a decrease in pretax income.

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
(a) See the GAAP to Non-GAAP reconciliations on pages 69-72.

Net income for the year ended December 31, 2018 was $19.6 million, or $4.06 per share, compared with $7.4 million, or $1.55 per share, for the prior year. Return on equity for the year ended December 31, 2018 was 12.76%, compared with 4.91% for the prior year. The increase in net income for the year ended December 31, 2018, compared to the prior year, was driven by increases in net interest income and non-interest income, and decreases in the provision for loan losses and income tax expense, partially offset by an increase in non-interest expenses.

Net interest income
Net interest income increased $3.5 million, or 6.1% in 2018, compared with the prior year. The increase was due primarily to an increase of $14.9 million in average interest-earning assets, and a 16 basis points increase in net interest margin.

Non-interest income
Non-interest income increased $2.6 million, or 12.6% in 2018, compared to the prior year. The increase was due primarily to an increase in the fair value of equity investments as a result of the sale of Visa Class B shares, WMG fee income, and interchange revenue from debit card transactions, partially offset by a decrease in service charges on deposit accounts.

Non-interest expense
Non-interest expense increased $3.0 million, or 5.6% in 2018, compared to the prior year. The increase was due primarily to the increases in salaries and wages, net occupancy expenses, data processing expenses, professional services, marketing and advertising expenses, and other real estate owned expenses and a decrease in other components of net periodic pension cost (benefits). For the years ended December 31, 2018 and 2017, non-interest expense to average assets was 3.31% and 3.14%, respectively.

Provision for loan losses
The provision for loan losses decreased $5.9 million, or 65.1% in 2018, compared to the prior year. The decrease was primarily the result of specific impairments in loans identified as impaired, including $4.9 million in specific reserves for eight commercial loans to two long-standing relationships in the Southern Tier of New York recorded in 2017, a decrease in volume and loss factors relating to the residential, home equity, and the indirect and consumer portfolios, partially offset by an increase in volume and loss factors in the commercial loan portfolio. Net charge-offs were $5.4 million in 2018, compared with $2.1 million for the prior year. The increase in the net charge-offs was due primarily to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

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

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the years ended December 31, 2019 and 2018 and for the years ended December 31, 2018 and 2017. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 68.

Net Interest Income

The following table presents net interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2019	2018	Change	Percentage Change
Interest and dividend income	$66,932	$64,553	$2,379	3.7%
Interest expense	6,321	4,073	2,248	55.2%
Net interest income	$60,611	$60,480	$131	0.2%

Net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities and the interest expense accrued on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the year ended December 31, 2019 totaled $60.6 million, an increase of $0.1 million, or 0.2%, compared with $60.5 million for the prior year. Fully taxable equivalent net interest margin was 3.64% for the year ended December 31, 2019 compared with 3.72% for the prior year. The increase in total interest and dividend income in 2019 was due primarily to increases in interest income on interest-earning deposits of $1.5 million, interest and fees from loans of $0.4 million, and interest income from taxable securities of $0.5 million, compared to the prior year. The increase in total interest expense in 2019 was due primarily to an increase in interest expense on deposits of $2.9 million, offset by decreases in interest expense on securities sold under agreements to repurchase of $0.1 million, and interest expense on borrowed funds of $0.5 million, compared to the prior year. Average interest-earning assets increased $35.9 million in 2019 when compared to the prior year. The average yield on average interest-earning assets increased 6 basis points, while the average cost of interest-bearing liabilities increased 20 basis points, as compared to the prior year.

As compared to 2018, total interest income increased by $2.4 million. Interest income on interest-earning deposits was up $1.5 million due to a $67 million increase in average balances, and income on taxable securities increased by $0.5 million mainly due to an increase in average yield of 24 basis points. The increase in average interest-earning deposits was primarily driven by decreases in average total loan balances and increases in average total deposits. Additionally, interest on Commercial loans increased by $1.1 million due to an increase in average balances as well as an increase in average rates. This was offset by a decline of $0.5 million in consumer loan income, which declined mainly due to a decrease in average volume, and a decline of $0.2 million in mortgage loan income. Total interest expense increased by $2.2 million. This was mostly driven by interest on savings and money market deposits, time deposits, and interest-bearing demand deposits, which increased by $1.0 million, $1.4 million, and $0.4 million respectively, mainly due to increases in average rates due to competitive factors. This increase in expense was offset by a decrease in borrowing expense of $0.6 million, which was driven mainly due to a decrease in average volume due to a decline in average overnight FHLBNY advances.

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

Average Consolidated Balance Sheet and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the years ended December 31, 2019, 2018 and 2017. It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the years ended December 31, 2019, 2018 and 2017. For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments. With the new 21% statutory federal tax rate effective January 1, 2018, the conversion factor to a fully taxable equivalent basis decreased in 2018. The decline had no impact on net income, but caused the net interest margin on a fully taxable equivalent basis to decrease.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2019			2018			2017
(in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$862,479	$40,250	4.67%	$853,240	$39,166	4.59%	$791,627	$34,596	4.37%
Mortgage loans	183,696	6,998	3.81%	191,668	7,197	3.75%	198,783	7,541	3.79%
Consumer loans	250,251	11,133	4.45%	275,151	11,625	4.22%	260,815	10,964	4.20%
Taxable securities	230,263	5,276	2.29%	234,407	4,815	2.05%	270,168	5,510	2.04%
Tax-exempt securities	47,464	1,408	2.97%	51,036	1,414	2.77%	52,227	1,669	3.20%
Interest-earning deposits	100,515	2,270	2.26%	33,301	756	2.27%	50,328	563	1.12%
Total interest-earning assets	1,674,668	67,335	4.02%	1,638,803	64,973	3.96%	1,623,948	60,843	3.75%

Non-interest earning assets:
Cash and due from banks	25,976			27,122			25,663
Premises and equipment, net	25,911			26,024			27,936
Other assets	59,306			54,831			53,883
Allowance for loan losses	(20,886)			(20,534)			(15,066)
AFS valuation allowance	(574)			(9,254)			(3,131)
Total assets	$1,764,401			$1,716,992			$1,713,233

Interest-bearing liabilities:
Interest-bearing demand deposits	$191,759	767	0.40%	$156,432	365	0.23%	$146,999	135	0.09%
Savings and insured money market deposits	739,417	3,073	0.42%	764,420	2,044	0.27%	800,070	1,566	0.20%
Time deposits	164,604	2,333	1.42%	134,837	914	0.68%	132,607	467	0.35%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	4,187	148	3.53%	31,590	750	2.37%	32,350	900	2.78%
Total interest-bearing liabilities	1,099,967	6,321	0.57%	1,087,279	4,073	0.37%	1,112,026	3,068	0.28%

Non-interest bearing liabilities:
Demand deposits	462,384			459,969			434,781
Other liabilities	25,912			15,951			15,197
Total liabilities	1,588,263			1,563,199			1,562,004
Shareholders' equity	176,138			153,793			151,229
Total liabilities and shareholders’ equity	$1,764,401			$1,716,992			$1,713,233
Fully taxable equivalent net interest income		61,014			60,900			57,775
Net interest rate spread (1)			3.45%			3.59%			3.47%
Net interest margin, fully taxable equivalent (2)			3.64%			3.72%			3.56%
Taxable equivalent adjustment		(403)			(420)			(788)
Net interest income		$60,611			$60,480			$56,987
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

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	2019 vs. 2018			2018 vs. 2017
	Increase/(Decrease)			Increase/(Decrease)
(in thousands)	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate
Interest income
Commercial loans	$1,084	$415	$669	$4,570	$2,775	$1,795
Mortgage loans	(199)	(310)	111	(344)	(265)	(79)
Consumer loans	(492)	(1,097)	605	661	608	53
Taxable securities	461	(87)	548	(695)	(722)	27
Tax-exempt securities	(6)	(103)	97	(255)	(37)	(218)
Interest-earning deposits	1,514	1,517	(3)	193	(239)	432
Total interest income	2,362	335	2,027	4,130	2,120	2,010

Interest expense
Interest-bearing demand deposits	402	94	308	230	9	221
Savings and insured money market deposits	1,029	(71)	1,100	478	(72)	550
Time deposits	1,419	239	1,180	447	8	439
FHLBNY advances, securities sold under agreements to repurchase and other debt	(602)	(853)	251	(150)	(20)	(130)
Total interest expense	2,248	(591)	2,839	1,005	(75)	1,080

Fully taxable equivalent net interest income	$114	$926	$(812)	$3,125	$2,195	$930

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the years ended December 31, 2019, 2018 and 2017 were $5.9 million, $3.2 million and $9.0 million, respectively. The increase in provision for loan losses in 2019, as compared to 2018, was primarily the result of specific impairments in loans identified as impaired, including $1.8 million in specific reserves related to a commercial real estate loan and $4.2 million in specific reserves related to a participating interest in a commercial and industrial credit, offset by a decline in volume and loss factors on commercial and consumer unclassified pooled loans. The decrease in provision for loan losses in 2018, as compared to 2017, was due primarily to $4.9 million in specific reserves for commercial loans to two long-standing relationships in the Southern Tier of New York recorded in 2017, a decrease in volume and loss factors relating to the residential, home equity, and the indirect and consumer portfolios, partially offset by an increase in volume and loss factors in the commercial loan portfolio. Net charge-offs for the years ended December 31, 2019, 2018 and 2017 were $1.4 million, $5.4 million and $2.1 million, respectively.

Non-interest income

The following table presents non-interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2019	2018	Change	Percentage Change
WMG fee income	$9,503	$9,317	$186	2.0%
Service charges on deposit accounts	4,460	4,727	(267)	(5.6)%
Interchange revenue from debit card transactions	4,104	4,040	64	1.6%
Net gains on securities transactions	19	—	19	N/M
Change in fair value of equity investments	81	2,004	(1,923)	(96.0)%
Net gains on sales of loans held for sale	248	351	(103)	(29.3)%
Net gains (losses) on sales of other real estate owned	(99)	90	(189)	(210.0)%
Income from bank owned life insurance	63	66	(3)	(4.5)%
CFS fee and commission income	673	510	163	32.0%
Other	1,021	1,969	(948)	(48.1)%
Total non-interest income	$20,073	$23,074	$(3,001)	(13.0)%

Non-interest income for the year ended December 31, 2019 was $20.1 million compared with $23.1 million for the prior year, a decrease of $3.0 million, or 13.0%. The decrease was due primarily to decreases of $1.9 million in the change in fair value of equity investments, $0.9 million in other non-interest income, $0.2 million in net gains (losses) on sales of other real estate owned, and $0.3 million in service charges on deposit accounts, offset by an increase of $0.2 million in WMG fee income and an increase of $0.2 million in CFS fee and commission income.

WMG fee income

WMG fee income increased in 2019 compared to the prior year primarily due to an increase in average assets under management and additional fee income from terminating trusts.

Service charges on deposit accounts

Service charges on deposit accounts decreased in 2019 compared to the prior year due to a decrease in overdraft fee income.

Net gains (losses) on sales of other real estate owned

Net losses on sales of other real estate owned was due to losses on properties sold.

Change in fair value of equity investments

Change in fair value of equity investments decreased in 2019 compared to the prior year due primarily to the increase in the fair value of Visa Class B shares in the prior year. Subsequent to the change in fair value, the Visa Class B shares were sold during the third quarter of 2018.

CFS fee and commission income

CFS fee and commission income increased in 2019 compared to the prior year due to an increase in transaction activity.

Other non-interest income

Other non-interest income decreased in 2019 compared to the prior year due primarily to a one time refund in sales tax in 2018, a decrease in swap fees and a decline in rental income on OREO properties.

The following table presents non-interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2018	2017	Change	Percentage Change
WMG fee income	$9,317	$8,804	$513	5.8%
Service charges on deposit accounts	4,727	4,961	(234)	(4.7)%
Interchange revenue from debit card transactions	4,040	3,761	279	7.4%
Net gains on securities transactions	—	109	(109)	(100.0)%
Change in fair value of equity investments	2,004	80	1,924	2,405.0%
Net gains on sales of loans held for sale	351	260	91	35.0%
Net gains (losses) on sales of other real estate owned	90	38	52	136.8%
Income from bank owned life insurance	66	70	(4)	(5.7)%
CFS fee and commission income	510	646	(136)	(21.1)%
Other	1,969	1,762	207	11.7%
Total non-interest income	$23,074	$20,491	$2,583	12.6%

Total non-interest income for year ended December 31, 2018 increased $2.6 million compared to the prior year. The increase was due primarily to increases in the fair value of equity investments, WMG fee income and interchange revenue from debit card transactions, partially offset by a decrease in service charges on deposits accounts.

WMG fee income

WMG fee income increased in 2018 compared to the prior year due to an increase in average assets under management or administration.

Service charges on deposit accounts

Service charges on deposit accounts decreased in 2018 compared to the prior year due to a decrease in overdraft fees.

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

Non-interest expenses

The following table presents non-interest expenses for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2019	2018	Change	Percentage Change
Compensation expenses:
Salaries and wages	$23,420	$22,322	$1,098	4.9%
Pension and other employee benefits	5,902	5,524	378	6.8%
Other components of net periodic pension cost (benefits)	(541)	(770)	229	29.7%
Total compensation expenses	28,781	27,076	1,705	6.3%

Non-compensation expenses:
Net occupancy	5,969	6,550	(581)	(8.9)%
Furniture and equipment	2,497	2,550	(53)	(2.1)%
Data processing	7,386	6,997	389	5.6%
Professional services	1,885	2,169	(284)	(13.1)%
Legal accruals and settlements	—	989	(989)	(100.0)%
Amortization of intangible assets	609	734	(125)	(17.0)%
Marketing and advertising	932	1,181	(249)	(21.1)%
Other real estate owned expense	115	422	(307)	(72.7)%
FDIC insurance	537	1,142	(605)	(53.0)%
Loan expense	787	863	(76)	(8.8)%
Other	6,198	6,093	105	1.7%
Total non-compensation expenses	26,915	29,690	(2,775)	(9.3)%
Total non-interest expenses	$55,696	$56,766	$(1,070)	(1.9)%

Non-interest expense decreased $1.1 million, or 1.9% in 2019. The decrease was due primarily to decreases of $1.0 million in legal accruals and settlements, $0.6 million in net occupancy expenses, $0.6 million in FDIC insurance expense, $0.3 million in professional services, $0.3 million in other real estate owned expenses, and $0.2 in marketing and advertising expenses. These items were partially offset by increases of $1.1 million in salaries and wages, $0.4 million in pension and other employee benefits, $0.4 million in data processing expenses, and $0.1 million in other non-interest expenses.

Compensation expenses

Compensation expenses increased in 2019 compared to the prior year due to increases in salaries and wages, and pension and other employee benefit expense. The increase in salaries and wages can be attributed to annual merit increases and a lower vacancy rate in 2019. The increase in pension and other employee benefits can be partially attributed to full vesting of stock awards related to an executive retirement and increases in payroll tax and health insurance expenses.

Non-compensation expenses

The decrease in legal accruals and settlements was due to the resolution by way of a settlement agreement in the matter of Fane v. Chemung Canal Trust Company. This matter was settled in March 2018. Additional information can be found in Footnote 17 of the attached Financial Statements. The decrease in net occupancy and furniture and equipment expenses was mostly attributable to a reduction in depreciation expense related to mechanical equipment, the closing of two branches in 2019, and the reduction in non-capitalizable fixed asset purchases as compared to the prior year due to the opening of two new branches in 2018. The decrease in FDIC insurance expense was primarily due to the receipt of a $0.4 million credit related to the Deposit Insurance Fund’s (DIF) minimum reserve ratio assessment. The decrease in professional services was due to consulting fees incurred in the prior year associated with a sales tax refund in the prior year. The decrease in other real estate owned expenses can be attributed to a reduction in the number of OREO properties in 2019 as compared to 2018. The decrease in marketing and advertising expenses was due to an increased marketing effort in 2018 to support the opening of two denovo branches during the year. The increase in other non-interest expense can be attributed to a $0.3 million charge taken to recognize the impairment of a fixed asset.

The following table presents non-interest expense for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2018	2017	Change	Percentage Change
Compensation expenses:
Salaries and wages	$22,322	$21,476	$846	3.9%
Pension and other employee benefits	5,524	5,510	14	0.3%
Other components of net periodic pension cost (benefits)	(770)	(1,234)	464	37.6%
Total compensation expenses	27,076	25,752	1,324	5.1%

Non-compensation expenses:
Net occupancy	6,550	6,263	287	4.6%
Furniture and equipment	2,550	2,828	(278)	(9.8)%
Data processing	6,997	6,539	458	7.0%
Professional services	2,169	1,774	395	22.3%
Legal settlements	989	850	139	16.4%
Amortization of intangible assets	734	860	(126)	(14.7)%
Marketing and advertising	1,181	794	387	48.7%
Other real estate owned expense	422	110	312	283.6%
FDIC insurance	1,142	1,236	(94)	(7.6)%
Loan expense	863	694	169	24.4%
Other	6,093	6,064	29	0.5%
Total non-compensation expenses	29,690	28,012	1,678	6.0%
Total non-interest expenses	$56,766	$53,764	$3,002	5.6%

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

Non-compensation expenses

Non-compensation expenses increased in 2018 compared to the prior year primarily due to increases in net occupancy, data processing, professional services, marketing and advertising, and other real estate owned expense, offset by a decrease in furniture and equipment expenses. The increase in net occupancy and data processing expenses can be attributed to the two new denovo branches, along with the timing of various projects. The increase in marketing and advertising can be attributed to advertising campaigns related to the opening of the two denovo branches. The increase in other real estate owned expense can be attributed to additional OREO properties acquired during 2017 and 2018.

Income tax expense

The following table presents income tax expense and the effective tax rate for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2019	2018	Change	Percentage Change
Income before income tax expense	$19,043	$23,635	$(4,592)	(19.4)%
Income tax expense	$3,434	$4,009	$(575)	(14.3)%
Effective tax rate	18.0%	17.0%

The effective tax rate increased to 18.0% for the year ended December 31, 2019 compared with 17.0% for the prior year. The increase in the effective tax rate can be attributed to a tax benefit of $0.4 million recorded in December 2018 due to the enactment of the Tax Act. The decrease in income tax expense can be attributed to a decrease in pre-tax income.

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
2 ($7,262 income tax expense - $2,927 revaluation of net deferred tax expense) / $14,692 income before income tax expense.

Financial Condition

The following table presents selected financial information at December 31, 2019 and 2018, and the dollar and percent change (in thousands):

	December 31, 2019	December 31, 2018	Change	Percentage Change
Assets
Total cash and cash equivalents	$121,904	$129,972	$(8,068)	(6.2)%
Total investment securities, FHLB, and FRB stock	292,478	252,180	40,298	16.0%

Loans, net of deferred loan fees	1,309,219	1,311,906	(2,687)	(0.2)%
Allowance for loan losses	(23,478)	(18,944)	(4,534)	23.9%
Loans, net	1,285,741	1,292,962	(7,221)	(0.6)%

Goodwill and other intangible assets, net	22,566	23,175	(609)	(2.6)%
Other assets	65,138	57,054	8,084	14.2%
Total assets	$1,787,827	$1,755,343	$32,484	1.9%

Liabilities and Shareholders’ Equity
Total deposits	$1,572,138	$1,569,237	$2,901	0.2%
FHLBNY advances and other debt	4,085	4,304	(219)	(5.1)%
Other liabilities	28,977	16,773	12,204	72.8%
Total liabilities	1,605,200	1,590,314	14,886	0.9%

Total shareholders’ equity	182,627	165,029	17,598	10.7%
Total liabilities and shareholders’ equity	$1,787,827	$1,755,343	$32,484	1.9%

Cash and cash equivalents

The decrease in cash and cash equivalents can be mostly attributed to changes in securities, loans, deposits, and borrowings, offset by net income.

Investment securities

The increase in securities available for sale and held to maturity can be mostly attributed to purchases of investment securities exceeding sales, maturities and calls.

Loans, net

The decrease in total loans, net, can be mostly attributed to decreases of $14.4 million in indirect consumer loans, $12.4 million in commercial mortgages, and $9.0 million in other consumer loans, offset by increases of $27.4 million in commercial and agriculture loans and $5.6 million in residential mortgages.

Goodwill and other intangible assets, net

The decrease in goodwill and other intangible assets, net can be attributed to amortization of other intangible assets. There were no impairments of goodwill or other intangible assets during the years ended December 31, 2019 and 2018.

Other assets

The increase in other assets can be mostly attributed to an increase of $8.7 million in operating lease right-of-use assets related to the adoption of ASU No. 2016-02 Leases as of January 1, 2019.

Deposits

The increase in deposits can be attributed to increases of $20.5 million in interest-bearing demand deposits and $11.0 million in time deposits, offset by decreases of $7.7 million in money market accounts and $16.2 million in non-interest bearing demand deposits. The increase in interest-bearing demand deposits was due primarily to commercial deposits and the increase in time deposits was primarily due to increases in personal municipal certificates of deposits. The decrease in non-interest-bearing demand deposits was mostly attributable to a decrease in personal customer deposits. The decrease in money market accounts can mostly be attributed to a decrease in ICS deposits, offset by an increase in personal customer deposits.

FHLBNY advances and other debt

The decrease in FHLBNY advances and other debt can be attributed to a decrease in long term capital lease obligations.

Other Liabilities
The increase in other liabilities can be mostly attributed to an increase in operating lease liabilities related to the January 1, 2019 adoption of ASU No. 2016-02 Leases.

Shareholders’ equity

The increase in shareholders' equity was due primarily to an increase in retained earnings of $10.6 million, which was a result of earnings of $15.6 million, offset by $5.0 million in dividends declared during the current year. The decrease in accumulated other comprehensive loss of $5.6 million can be attributed to the increase in the fair value of the securities portfolio. Also, treasury stock decreased $0.9 million, due to the issuance of shares to the Corporation's employee benefit stock plans and directors' stock plans.

Assets under management or administration

The market value of total assets under management or administration in our WMG was $1.915 billion, including $289.7 million of assets held under management or administration for the Corporation, at December 31, 2019 compared with $1.768 billion, including $283.0 million of assets held under management or administration for the Corporation, at December 31, 2018, an increase of $147.1 million, or 8.3%.

Balance Sheet Comparisons

The table below contains selected average balance sheet information for each year in the five-year period ended December 31, 2019 (in millions):

SELECTED AVERAGE BALANCE SHEET INFORMATION
						% Change	Compounded Annual
						2018 to	Growth 5
Average Balance Sheet	2019	2018	2017	2016	2015	2019	Years
Total assets	$1,764.4	$1,717.0	$1,713.2	$1,667.2	$1,577.8	2.8%	6.2%
Interest-earning assets (1)	1,674.7	1,638.8	1,623.9	1,571.5	1,477.5	2.2%	6.7%
Loans (2)	1,296.4	1,320.1	1,251.2	1,194.6	1,142.0	(1.8)%	6.6%
Investments (3)	378.2	318.7	372.7	376.9	335.5	18.7%	7.2%
Deposits	1,558.2	1,515.7	1,514.5	1,450.5	1,367.7	2.8%	7.4%
Borrowings (4)	4.2	31.6	32.4	55.5	56.2	(86.7)%	(43.0)%
Shareholders’ equity	176.1	153.8	151.2	142.9	137.9	14.5%	5.6%
(1) Average interest-earning assets include securities available for sale and securities held to maturity based on amortized cost, loans and loans held for sale net of deferred loan fees, interest-earning deposits, FHLBNY stock, FRBNY stock and federal funds sold. For 2019, 2018 and 2017, average interest-earning assets also include equity investments.
(2) Average loans and loans held for sale, net of deferred loan fees.
(3) Average balances for investments include securities available for sale and securities held to maturity, based on amortized cost, FHLBNY stock, FRBNY stock, federal funds sold and interest-earning deposits. For 2019, 2018 and 2017, average balances for investments securities also include equity investments.
(4) Average borrowings include FHLBNY advances, securities sold under agreements to repurchase and capitalized lease obligations.

The table below contains selected year-end balance sheet information for each year in the five-year period ended December 31, 2019 (in millions):

SELECTED YEAR-END BALANCE SHEET INFORMATION
						% Change	Compounded Annual
						2018 to	Growth 5
Ending Balance Sheet	2019	2018	2017	2016	2015	2019	Years
Total assets	$1,787.8	$1,755.3	$1,707.6	$1,657.2	$1,620.0	1.9%	7.5%
Interest-earning assets (1)	1,699.6	1,661.5	1,620.1	1,560.0	1,526.4	2.3%	8.0%
Loans (2)	1,310.4	1,312.4	1,312.4	1,200.7	1,169.7	(0.2)%	7.9%
Allowance for loan losses	23.5	18.9	21.2	14.3	14.3	24.3%	17.7%
Investments (3)	389.2	349.1	307.8	359.3	356.7	11.5%	8.3%
Deposits	1,572.1	1,569.2	1,467.4	1,456.3	1,400.3	0.2%	8.5%
Borrowings (4)	4.1	4.3	74.2	41.4	64.4	(4.7)%	(41.5)%
Shareholders’ equity	182.6	165.0	149.8	143.7	137.2	10.7%	6.9%
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

Cash and Cash Equivalents

Total cash and cash equivalents decreased $8.1 million since December 31, 2018, due to decreases of $7.8 million in cash and due from financial institutions and $0.2 million in interest-earning deposits in other financial institutions.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale and held to maturity securities portfolios are summarized in the tables below (in thousands):

SECURITIES AVAILABLE FOR SALE

	December 31, 2019		December 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government sponsored enterprises	$—	$—	$5,489	$5,472	$15,492	$15,491
Mortgage-backed securities, residential and collateralized mortgage obligations	225,029	225,234	189,111	183,192	224,939	219,909
Obligations of states and political subdivisions	41,265	42,845	44,390	44,152	52,928	53,132
Other securities (a)	15,962	16,011	9,506	9,442	4,588	4,559
Totals	$282,256	$284,090	$248,496	$242,258	$297,947	$293,091
(a) Other securities consists of corporate bonds and SBA loan pools.

The available for sale segment of the securities portfolio totaled $284.1 million at December 31, 2019, an increase of $41.8 million, or 17.3%, from $242.3 million at December 31, 2018. The increase resulted primarily from new purchases which exceeded maturities and calls.

HELD TO MATURITY SECURITIES

	December 31, 2019		December 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$1,045	$1,045	$3,020	$3,020	$1,946	$1,946
Time deposits with other financial institutions	2,070	2,094	1,855	1,838	1,835	1,830
Totals	$3,115	$3,139	$4,875	$4,858	$3,781	$3,776

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $3.1 million at December 31, 2019, a decrease of $1.8 million or (36.1)%, from $4.9 million at December 31, 2018, due primarily to maturities.

Non-marketable equity securities at December 31, 2019 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million and $1.3 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

The table below sets forth the carrying amounts and maturities of available for sale and held to maturity debt securities at December 31, 2019 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security) (in thousands):

MATURITIES AND YIELDS OF AVAILABLE FOR SALE AND HELD TO MATURITY SECURITIES

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	N/A	$—	N/A	$—	N/A	$—	N/A
Mortgage-backed securities, residential	—	N/A	100,946	2.01%	80,446	2.41%	43,843	2.74%
Obligations of states and political subdivisions	1,144	3.45%	7,701	3.08%	33,967	2.59%	1,077	2.47%
Time deposits with other institutions	915	2.23%	1,155	2.56%	—	N/A	—	N/A
Corporate bonds and notes	250	3.60%	—	N/A	—	N/A	—	N/A
SBA loan pools	—	N/A	72	3.50%	8,418	2.63%	7,271	2.68%
Total	$2,309	2.98%	$109,874	2.09%	$122,831	2.47%	$52,191	2.73%
Management evaluates securities for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For the years ended December 31, 2019 and 2018, the Corporation had no OTTI charges.

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

The table below presents the Corporation’s loan composition by type and percentage of total loans at the end of each of the last five years (in thousands):

	LOANS
	December 31,
	2019	%	2018	%	2017	%	2016	%	2015	%
Commercial and agricultural	$230,292	17.6	$202,854	15.5	$199,007	15.2	$176,561	14.7	$193,233	16.5
Commercial mortgages	648,794	49.5	661,170	50.4	644,330	49.1	568,656	47.4	506,478	43.3
Residential mortgages	188,338	14.4	182,724	13.9	194,440	14.8	198,493	16.6	195,778	16.8
Indirect consumer loans	134,973	10.3	149,380	11.4	153,060	11.7	139,572	11.6	151,327	13.0
Consumer loans	106,822	8.2	115,778	8.8	120,987	9.2	117,008	9.7	121,817	10.4
Total	$1,309,219	100.0	$1,311,906	100.0	$1,311,824	100.0	$1,200,290	100.0	$1,168,633	100.0

Portfolio loans totaled $1.309 billion at December 31, 2019 and $1.312 billion at December 31, 2018. Changes included an increase of $15.1 million, or 1.7%, in total commercial loans, an increase in residential mortgages of $5.6 million or 3.1%, offset by decreases in indirect consumer loans of $14.4 million or 9.6%, and consumer loans of $9.0 million or 7.7%. The growth in commercial loans was due primarily to an increase in commercial and agricultural loans. The decrease in indirect consumer loans was a result of the Corporation's decision to control the growth of the indirect consumer loan portfolio, primarily automobile loans, and the decrease in consumer loans was primarily due to a decrease in home equity lines and loans.

Residential mortgage loans totaled $188.3 million at December 31, 2019, an increase of $5.6 million, or 3.1%, from December 31, 2018.  The increase in residential mortgages was mainly due to new originations retained in the portfolio.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial loans, especially within the Capital Bank division of the Bank. Based on this growth and the increased complexity of the loans that the Bank originates, the position of Chief Credit Officer was added to Corporation's Executive Management team. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	December 31,
	2019	2018	2017	2016	2015
Chemung Canal Trust Company*	$576,399	$603,133	$630,732	$636,836	$683,137
Capital Bank Division	732,820	708,773	681,092	563,454	485,496
Total loans	$1,309,219	$1,311,906	$1,311,824	$1,200,290	$1,168,633
*All loans, excluding those originated by the Capital Bank Division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by changes in economic or other conditions. The Corporation’s concentration policy limits consider the volume of commercial loans to any one specific industry, sponsor, and by collateral type and location. In addition, the Corporation’s policy limits the volume of non-owner occupied commercial mortgages to four times total risk based capital. At December 31, 2019 and 2018, total non-owner occupied commercial real estate loans divided by total risk based capital was 330.5% and 362.0% respectively.

The Corporation also monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At December 31, 2019 and 2018, commercial loans to borrowers involved in the real estate, and real estate rental and leasing businesses were 45.0% and 47.2% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2019 and 2018.

The table below shows the maturity of only commercial and agricultural loans and commercial mortgages outstanding as of December 31, 2019.  Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	LOAN AMOUNTS CONTRACTUALLY DUE AFTER DECEMBER 31, 2019
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial and agricultural and commercial mortgages	$100,435	$274,365	$504,285	$879,086
Loans maturing with:
Fixed interest rates	$20,245	$129,339	$102,141	$251,725
Variable interest rates	80,190	145,026	402,145	627,361
Total	$100,435	$274,365	$504,285	$879,086

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

The following table summarizes the Corporation's non-performing assets, excluding purchased credit impaired loans (in thousands):

NON-PERFORMING ASSETS

December 31,	2019	2018	2017	2016	2015
Non-accrual loans	$9,938	$6,305	$11,389	$7,649	$7,821
Non-accrual troubled debt restructurings	8,070	5,949	5,935	4,394	4,411
Total non-performing loans	18,008	12,254	17,324	12,043	12,232
Other real estate owned	517	574	1,940	388	1,530
Total non-performing assets	$18,525	$12,828	$19,264	$12,431	$13,762

Ratio of non-performing loans to total loans	1.38%	0.93%	1.32%	1.00%	1.05%
Ratio of non-performing assets to total assets	1.04%	0.73%	1.13%	0.75%	0.85%
Ratio of allowance for loan losses to non-performing loans	130.38%	154.59%	122.14%	118.35%	116.58%

Accruing loans past due 90 days or more (1)	$7	$19	$29	$13	$18
Accruing troubled debt restructurings (1)	$952	$816	$1,728	$5,839	$7,609

(1)	These loans are not included in nonperforming assets above.

The table below shows interest income on non-accrual and troubled debt restructured loans for the indicated years ended December 31 (in thousands):

INTEREST INCOME ON NON-ACCRUAL AND TROUBLED DEBT RESTRUCTURED LOANS
	2019	2018	2017
Interest income that would have been recorded under original terms	$918	$812	$630
Interest income recorded during the year	$72	$61	$153

Non-Performing Loans

Non-performing loans totaled $18.0 million at December 31, 2019, or 1.38% of total loans, compared with $12.3 million at December 31, 2018, or 0.93% of total loans. The increase in non-performing loans at December 31, 2019 as compared to December 31, 2018 was primarily due to increases of $4.1 million in non-accruing commercial and industrial loans and $2.9 million in non-accruing commercial mortgages, offset by decreases of $0.5 million in non-accruing residential mortgages and $0.5 million in non-accruing home equity lines and loans. The increase in non-accruing commercial and industrial loans was due primarily to the impairment of a commercial and industrial participation loan to one borrower for $4.2 million during the third quarter of 2019. The increase in non-accruing commercial mortgages was due to the impairment of a commercial loan to one borrower in the amount of $1.9 million in the first quarter of 2019. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $18.5 million, or 1.04% of total assets, at December 31, 2019, compared with $12.8 million, or 0.73% of total assets, at December 31, 2018.

The recorded investment in accruing loans past due 90 days or more totaled less than $0.1 million at December 31, 2019, consistent with the prior year.

There were no PCI loans as of December 31, 2019 and 2018. Not included in non-performing loan totals are $0.8 million of acquired loans which the Corporation has identified as PCI loans at December 31, 2017. The PCI loans are accounted for under separate accounting guidance, ASC Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. As of December 31, 2019 and 2018, the Corporation had $8.1 million and $6.0 million of non-accrual TDRs, respectively. As of December 31, 2019, the Corporation had $0.9 million of accruing TDRs compared with $0.8 million as of December 31, 2018.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The unpaid principal balance of impaired loans at December 31, 2019 totaled $15.7 million, including TDRs of $9.0 million, compared to $8.8 million at December 31, 2018, including TDRs of $6.8 million. Included in the recorded investment of impaired loans at December 31, 2019, were loans totaling $11.1 million for which impairment allowances of $8.1 million have been specifically allocated to the allowance for loan losses. The increase in impaired loans was primarily in the commercial loan segment of the loan portfolio related to the recognition of impairment for a commercial real estate loan to one borrower in the amount of $1.9 million in the first quarter and the recognition of impairment for a commercial and industrial participation loan to one borrower for $4.2 million during the third quarter of 2019. As of December 31, 2018, the impaired loan total included $3.7 million of loans for which specific impairment allowances of $2.2 million were allocated to the allowance for loan losses. The decrease in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due primarily to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

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

The allowance for loan losses was $23.5 million at December 31, 2019, compared to $18.9 million at December 31, 2018. The increase in the allowance for loan losses can be mostly attributed to an increase in specific impairment related to a $1.9 million non-performing commercial mortgage relationship and a participating interest in a $4.2 million commercial credit. The ratio of allowance for loan losses to total loans was 1.79% at December 31, 2019 and 1.44% at December 31, 2018, respectively. Net charge-offs for the years ended December 31, 2019 and 2018 were $1.4 million and $5.4 million, respectively.

The table below summarizes the Corporation’s allocation of the allowance for loan losses and percent of loans by category to total loans for each year in the five-year period ended December 31, 2019 (in thousands):

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Balance at end of year applicable to:	2019	%	2018	%	2017	%	2016	%	2015	%
Commercial and agricultural	$10,227	17.6	$5,383	15.5	$6,976	15.2	$1,589	14.7	$1,831	16.5
Commercial mortgages	8,869	49.5	8,184	50.4	8,514	49.1	7,270	47.4	7,112	43.3
Residential mortgages	1,252	14.4	1,226	13.9	1,316	14.8	1,523	16.6	1,464	16.8
Consumer loans	3,130	18.5	4,151	20.2	4,355	20.9	3,871	21.3	3,853	23.4
	$23,478	100.0	$18,944	100.0	$21,161	100.0	$14,253	100.0	$14,260	100.0

The table below summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2019 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE

	Years Ended December 31,
	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of year	$18,944	$21,161	$14,253	$14,260	$13,686
Charge-offs:
Commercial and agricultural	312	3,644	96	217	186
Commercial mortgages	1	213	419	911	104
Residential mortgages	151	226	225	65	47
Consumer loans	1,511	1,836	1,831	1,637	1,294
Total	1,975	5,919	2,571	2,830	1,631
Recoveries:
Commercial and agricultural	59	47	109	92	96
Commercial mortgages	4	3	5	10	131
Residential mortgages	45	5	30	—	—
Consumer loans	456	494	313	284	407
Total	564	549	457	386	634
Net charge-offs	1,411	5,370	2,114	2,444	997
Provision charged to operations	5,945	3,153	9,022	2,437	1,571
Allowance for loan losses at end of year	$23,478	$18,944	$21,161	$14,253	$14,260

Ratio of net charge-offs during year to average loans outstanding	0.11%	0.41%	0.17%	0.20%	0.09%
Ratio of allowance for loan losses to total loans outstanding	1.79%	1.44%	1.61%	1.19%	1.22%

Net charge-offs for the year ended December 31, 2019 were $1.4 million compared with $5.4 million for the year ended December 31, 2018.  The ratio of net charge-offs to average loans outstanding was 0.11% for 2019 compared to 0.41% for 2018.  The decrease in net charge-offs in 2019 can be attributed to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

Other Real Estate Owned

At December 31, 2019, OREO totaled $0.5 million compared to $0.6 million at December 31, 2018.  The decrease in other real estate owned was due primarily to twelve commercial properties being sold throughout 2019 in the amount of $0.6 million.

Deposits

The table below summarizes the Corporation’s deposit composition by segment at December 31, 2019, 2018, and 2017, and the dollar and percent change from December 31, 2018 to December 31, 2019 and December 31, 2017 to December 31, 2018 (in thousands):

DEPOSITS
				Percentage Change from Prior Year
	December 31,
	2019	2018	2017	2019	2018
Non-interest-bearing demand deposits	$468,238	$484,433	$467,610	(3.3)%	3.6%
Interest-bearing demand deposits	200,089	179,603	149,026	11.4%	20.5%
Insured money market accounts	530,242	537,948	513,782	(1.4)%	4.7%
Savings deposits	212,393	217,027	218,666	(2.1)%	(0.7)%
Time deposits	161,176	150,226	118,362	7.3%	26.9%
Total	$1,572,138	$1,569,237	$1,467,446	0.2%	6.9%

Deposits totaled $1.572 billion at December 31, 2019, compared with $1.569 billion at December 31, 2018, an increase of $2.9 million, or 0.2%.  At December 31, 2019, demand deposit and money market accounts comprised 76.2% of total deposits compared with 76.6% at December 31, 2018.  The growth in deposits was attributable to increases of $20.5 million in interest-bearing demand deposits and $11.0 million of time deposits, offset by decreases of $7.7 million in money market accounts and $16.2 million in non-interest bearing demand deposits.

The increase in interest-bearing demand deposits was due primarily to commercial deposits and the increase in time deposits was primarily due to increases in personal and municipal certificates of deposits. The decrease in non-interest-bearing demand deposits was mainly attributable to a decrease in personal customer deposits. The decrease in money market accounts can be mostly attributed to a decrease on ICS deposits, offset by an increase in personal customer deposits.

At December 31, 2019, public funds deposits totaled $299.2 million compared to $306.5 million at December 31, 2018. The Corporation has developed a program for the retention and management of public funds deposits. These deposits are from public entities, such as school districts and municipalities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds deposits will increase at the end of the first and third quarters. Public funds deposit accounts above the FDIC insured limit are collateralized by municipal bonds and eligible government and government agency securities such as those issued by the FHLB, Fannie Mae, and Freddie Mac.

The table below summarizes the Corporation’s public funds deposit composition by segment (in thousands):

	December 31,
Public Funds:	2019	2018	2017
Non-interest-bearing demand deposits	$10,615	$12,070	$11,229
Interest-bearing demand deposits	48,292	52,767	44,796
Insured money market accounts	226,834	225,630	225,756
Savings deposits	10,518	11,598	11,249
Time deposits	2,899	4,408	6,497
Total public funds	$299,158	$306,473	$299,527
Total deposits	$1,572,138	$1,569,237	$1,467,446
Percentage of public funds to total deposits	19.0%	19.5%	20.4%

As of December 31, 2019, the aggregate amount of the Corporation's outstanding certificates of deposit in amounts greater than or equal to $100,000 was $74.5 million. The table below presents the Corporation's scheduled maturity of those certificates as of December 31, 2019 (in thousands):

December 31, 2019
3 months or less	$8,287
Over 3 through 6 months	14,346
Over 6 through 12 months	11,329
Over 1 year to 3 years	30,248
Over 3 years	10,282
$74,492

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	December 31,
	2019	2018	2017	2016	2015
Chemung Canal Trust Company*	$1,317,225	$1,328,658	$1,264,883	$1,249,870	$1,219,282
Capital Bank Division	254,913	240,579	202,563	206,473	181,013
Total deposits	$1,572,138	$1,569,237	$1,467,446	$1,456,343	$1,400,295
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits. The recently enacted Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs.  The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. The Corporation had no deposits obtained through brokers as of December 31, 2019 and 2018.  Deposits obtained through the CDARS and ICS programs were $180.4 million and $193.6 million as of December 31, 2019 and 2018, respectively.

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

Information regarding deposits is included in Note 8 to the consolidated financial statements appearing elsewhere in this report.

Borrowings

There were no outstanding FHLBNY advances at December 31, 2019 and 2018 respectively.

For each of the three years ended December 31, 2019, 2018 and 2017, respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity.

Information regarding securities sold under agreements to repurchase and FHLBNY advances is included in Footnotes 9 and 10 to the audited consolidated financial statements appearing elsewhere in this report. The following is a summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Balance at December 31	$—	$—	$10,000
Maximum month-end balance	$—	$10,000	$25,718
Average balance during year	$—	$3,644	$14,207

The following is a summary of FHLBNY overnight advances as of and for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Balance at December 31	$—	$—	$57,700
Maximum month-end balance	$—	$76,500	$57,700
Average balance during year	$—	$23,539	$5,534

The following is a summary of FHLBNY term advances as of and for the years ended December 31, 2019, 2018, and 2017. The carrying amount includes the advance plus purchase accounting adjustments that are amortized over the term of the advance (in thousands):

	2019	2018	2017
Balance at December 31	$—	$—	$2,000
Maximum month-end balance	$—	$—	$9,084
Average balance during year	$—	$5	$7,998

Derivatives

The Corporation offers interest rate swap agreements to qualified commercial loan customers. These agreements allow the Corporation’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement. Simultaneous with the execution of such an agreement with a customer, the Corporation enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Corporation to continue to receive the variable rate under the loan agreement with the customer. The agreement with the third party is not designated as a hedge contract, therefore changes in fair value are recorded through other non-interest income. Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet. Gains and losses are recorded as other non-interest income. The Corporation is exposed to credit loss equal to the fair value of the interest rate swaps, not the notional amount of the derivatives, in the event of nonperformance by the counterparty to the interest rate swap agreements. Additionally, the swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's consolidated balance sheets, which typically involves a day one gain. Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Corporation is limited to the day one gain and an allowance for credit loss exposure, in the event of nonperformance. The Corporation recognized $0.1 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.
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
Information regarding derivatives is included in Note 12 to the consolidated financial statements appearing elsewhere in this report.

Shareholders’ Equity

Total shareholders’ equity was $182.6 million at December 31, 2019, compared with $165.0 million at December 31, 2018, an increase of $17.6 million, or 10.7%.  The increase in retained earnings of $10.6 million was due primarily to earnings of $15.6 million offset by $5.0 million in dividends declared during the year. The decrease in accumulated other comprehensive loss of $5.6 million can be attributed to the increase in the fair market value of the securities portfolio as a result of a decrease in interest rates. Also, treasury stock decreased $0.9 million, due to the issuance of shares to the Corporation's employee benefit stock plans and directors' stock plans. Total shareholders’ equity to total assets ratio was 10.22% at December 31, 2019 compared with 9.4% at December 31, 2018.  Tangible equity to tangible assets ratio increased to 9.07% at December 31, 2019, from 8.19% at December 31, 2018.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of December 31, 2019, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines. A comparison of the Bank’s actual capital ratios to the ratios required to be adequately or well-capitalized at December 31, 2019 and 2018, is included in Footnote 20 to the consolidated financial statements appearing elsewhere in this report.  For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”

Cash dividends declared during 2019 and 2018, each totaled $5.0 million respectively, and $4.9 million in 2017, or $1.04 per share. Dividends declared during 2019 amounted to 32.28% of net income compared to 25.42%, and 66.30% of net income for 2018 and 2017, respectively.  Management seeks to continue generating sufficient capital internally, while continuing to pay dividends to the Corporation’s shareholders.

When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  On December 19, 2012, the Board of Directors approved a stock repurchase plan under which the Corporation may repurchase up to 125,000 shares.  No shares were purchased under the plan in 2019 and 2018.  The Corporation has purchased 3,094 shares at a total cost of $93,000 under the plan since its inception.

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

The table below shows the Corporation’s off-balance sheet arrangements as of December 31, 2019 (in thousands):

COMMITMENT MATURITY BY PERIOD

	Total	2020	2021-2022	2023-2024	2025 and thereafter
Standby letters of credit	$16,272	$14,673	$1,055	$514	$30
Unused portions of lines of credit (1)	165,396	165,396	—	—	—
Commitments to fund new loans	40,793	40,793	—	—	—
Total	$222,461	$220,862	$1,055	$514	$30
(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans.  Commitments to outside parties under these lines of credit were $52.0 million, $5.1 million and $7.7 million, respectively, at December 31, 2019.

Contractual Obligations

The table below shows the Corporation’s contractual obligations under long-term agreements as of December 31, 2019 (in thousands).  Note references are to the Notes of the Consolidated Financial Statements:

CONTRACTUAL OBLIGATIONS

		Payments Due by Period
	Total	2020	2021 - 2022	2023 - 2024	2025 and thereafter
Time Deposits (Note 8)	$161,176	$81,015	$60,979	$16,059	$3,123
FHLBNY advances (Note 10)	—	—	—	—	—
Securities sold under agreements to repurchase (Note 9)	—	—	—	—	—
Operating leases (Note 5)	5,906	806	1,471	1,018	2,611
Capital leases (Note 5)	5,183	376	778	781	3,248
Data processing services and other	722	475	247	—	—
Total (1)	$172,987	$82,672	$63,475	$17,858	$8,982
(1) Not included in the above total is the Corporation's obligation regarding the Pension Plan and Other Benefit Plans.  Please refer to Part IV Item 15 Note 14 for information regarding these obligations at December 31, 2019.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $141.8 million and $112.6 million at December 31, 2019 and 2018, respectively.  The Corporation also had a total of $58.0 million of unsecured lines of credit with 5 different financial institutions, all of which were available at December 31, 2019. The Corporation had a total of $28.0 million of unsecured lines of credit with 4 different financial institutions, all of which was available at December 31, 2018.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the years indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$26,405	$27,772
Net cash provided (used) by investing activities	(32,711)	43,919
Net cash provided by financing activities	(1,762)	27,552
Net increase (decrease) in cash and cash equivalents	$(8,068)	$99,243

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short- and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the years ended December 31, 2019 and 2018 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash provided by investing activities during the year ended December 31, 2019 predominantly resulted from calls, maturities, and principal collected on securities available for sale, offset by purchases of securities available for sale and a net increase in loans. Cash used in investing activities during the year ended December 31, 2018 predominantly resulted from purchases of securities available for sale and a net increase in loans, offset by sales, calls, maturities, and principal collected on securities available for sale.

Financing activities

Cash provided by financing activities during the year ended December 31, 2019 resulted from an increase in deposits, offset by the payment of dividends to shareholders. Cash provided by financing activities during the year ended December 31, 2018 predominantly resulted from an increase in deposits and FHLBNY overnight advances, offset by the repayment of FHLBNY term advances and securities sold under agreements to repurchase and the payment of dividends to shareholders.

Capital Resources

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 was 2.50%. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital.

Pursuant to the Regulatory Relief Act, the FRB finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of December 31, 2019, the Corporation and the Bank met all capital adequacy requirements to which they were subject. Management believes that, as of December 31, 2018, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of December 31, 2019, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of December 31, 2019 and 2018 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands, except ratio data):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$182,239	13.98%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$175,062	13.45%	$104,136	8.00%	$136,679	10.500%	$130,170	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$78,102	6.00%	$110,645	8.500%	$104,136	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$58,577	4.50%	$91,119	7.000%	$84,611	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$165,859	9.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	8.98%	$70,719	4.00%	N/A	N/A	$88,399	5.00%

	Actual		Minimum Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$169,416	13.14%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$162,536	12.62%	$103,039	8.00%	$127,189	9.875%	$128,799	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$153,263	11.89%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$146,401	11.37%	$77,280	6.00%	$101,429	7.875%	$103,039	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$153,263	11.89%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$146,401	11.37%	$57,960	4.50%	$82,110	6.375%	$83,720	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$153,263	8.79%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$146,401	8.41%	$69,598	4.00%	N/A	N/A	$86,998	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above.  At December 31, 2019, the Bank could, without prior approval, declare dividends of approximately $29.8 million.

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

	As of or for the Years Ended
(in thousands, except ratio data)	December 31,	December 31,	December 31,
	2019	2018	2017
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT

Net interest income (GAAP)	$60,611	$60,480	$56,987
Fully taxable equivalent adjustment	403	420	788
Fully taxable equivalent net interest income (non-GAAP)	$61,014	$60,900	$57,775

Average interest-earning assets (GAAP)	$1,674,668	$1,638,803	$1,623,948

Net interest margin - fully taxable equivalent (non-GAAP)	3.64%	3.72%	3.56%

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

	As of or for the Years Ended
(in thousands, except ratio data)	December 31,	December 31,	December 31,
	2019	2018	2017
EFFICIENCY RATIO

Net interest income (GAAP)	$60,611	$60,480	$56,987
Fully taxable equivalent adjustment	403	420	788
Fully taxable equivalent net interest income (non-GAAP)	$61,014	$60,900	$57,775

Non-interest income (GAAP)	$20,073	$23,074	$20,491
Less: changes in fair value of equity investments	—	(2,093)	—
Less: net (gains) losses on security transactions	(19)	—	(109)
Adjusted non-interest income (non-GAAP)	$20,054	$20,981	$20,382

Non-interest expense (GAAP)	$55,696	$56,766	$53,764
Less: amortization of intangible assets	(609)	(734)	(860)
Less: legal accruals and settlements	—	(989)	(850)
Adjusted non-interest expense (non-GAAP)	$55,087	$55,043	$52,054

Efficiency ratio (unadjusted)	69.03%	67.94%	69.39%
Efficiency ratio (adjusted)	67.95%	67.22%	66.60%

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

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,	December 31,
	2019	2018	2017
TANGIBLE EQUITY AND TANGIBLE ASSETS
(YEAR END)
Total shareholders' equity (GAAP)	$182,627	$165,029	$149,813
Less: intangible assets	(22,566)	(23,175)	(23,909)
Tangible equity (non-GAAP)	$160,061	$141,854	$125,904

Total assets (GAAP)	$1,787,827	$1,755,343	$1,707,620
Less: intangible assets	(22,566)	(23,175)	(23,909)
Tangible assets (non-GAAP)	$1,765,261	$1,732,168	$1,683,711

Total equity to total assets at end of year (GAAP)	10.22%	9.40%	8.77%
Book value per share (GAAP)	$37.35	$33.99	$31.10

Tangible equity to tangible assets at end of year (non-GAAP)	9.07%	8.19%	7.48%
Tangible book value per share (non-GAAP)	$32.74	$29.22	$26.14

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

	As of or for the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except ratio data)	2019	2018	2017
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$176,138	$153,793	$151,229
Less: average intangible assets	(22,860)	(23,537)	(24,327)
Average tangible equity (non-GAAP)	$153,278	$130,256	$126,902

Return on average equity (GAAP)	8.86%	12.76%	4.91%
Return on average tangible equity (non-GAAP)	10.18%	15.07%	5.85%

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

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,	December 31,
	2019	2018	2017
NON-GAAP NET INCOME
Reported net income (loss) (GAAP)	$15,609	$19,626	$7,430
Net changes in fair value of investments (net of tax)	—	(1,559)	—
Net (gains) losses on security transactions (net of tax)	(14)	—	(68)
Legal accruals and settlements (net of tax)	—	737	528
Remeasurement of net deferred tax asset	—	(445)	2,927
Net income (non-GAAP)	$15,595	$18,359	$10,817

Average basic and diluted shares outstanding	4,869	4,832	4,800

Reported basic and diluted earnings (loss) per share (GAAP)	$3.21	$4.06	$1.55
Reported return on average assets (GAAP)	0.88%	1.14%	0.43%
Reported return on average equity (GAAP)	8.86%	12.76%	4.91%

Basic and diluted earnings per share (non-GAAP)	$3.20	$3.80	$2.25
Return on average assets (non-GAAP)	0.88%	1.07%	0.63%
Return on average equity (non-GAAP)	8.85%	11.94%	7.15%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities.  At December 31, 2019, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 5.93% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 9.14%.  Both are within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At December 31, 2019, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 7.36%. An immediate 200-basis point increase in interest rates would positively impact the market value by 4.94%, which is within the Corporation’s policy guidelines.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer and Treasurer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2019.

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

As of December 31, 2019 management assessed the effectiveness of the Corporation's internal control over financial reporting based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  The objective of this assessment was to determine whether the Corporation's internal control over financial reporting was effective as of December 31, 2019. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2019 based on the specified criteria.

Crowe LLP, an independent registered public accounting firm, which audited the Corporation's 2019 consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Corporation's internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2019, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

/s/ Anders M. Tomson	/s/ Karl F. Krebs
Anders M. Tomson	Karl F. Krebs
President and Chief Executive Officer	Chief Financial Officer and Treasurer
March 12, 2020	March 12, 2020

Item 9B. OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2019 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2019 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2019 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2019 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2019 fiscal year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    The following consolidated financial statements of the Corporation appear on pages F-1 through F-69 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe LLP

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income for the three years ended December 31, 2019

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2019

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2019

Consolidated Statements of Cash Flows for the three years ended December 31, 2019

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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to November 20, 2019 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on November 20, 2019).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.2	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, filed herewith.*

10.1
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

10.2
Change of Control Agreement dated December 19, 2018 between Chemung Canal Trust Company and Anders M. Tomson, President and Chief Executive Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on December 19, 2018 and incorporated herein by reference).

10.3
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Karl F. Krebs, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on December 23, 2019 and incorporated herein by reference).

10.4	Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President, filed herewith.*
10.5
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer (filed as Exhibit 10.3 to Registrant’s Form 10-K on December 23, 2019 and incorporated herein by reference).

10.6
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Thomas W. Wirth, Executive Vice President (filed as Exhibit 10.4 to Registrant’s Form 8-K filed with the SEC on December 23, 2019 and incorporated herein by reference).

10.7
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Daniel D. Fariello, President of Capital Bank Division (filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on December 23, 2019 and incorporated herein by reference).

10.8	Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Loren D. Cole, Executive Vice President and Chief Information Officer, filed herewith.*
21	Subsidiaries of the Registrant.*
23.0	Consent of Crowe LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
101.INS	Instance Document
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*
*	Filed herewith.

ITEM 16.  10-K SUMMARY

None.

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages F-1 to F-69

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chemung Financial Corporation
Elmira, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Chemung Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Livingston, New Jersey
March 12, 2020

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share and per share amounts)	2019	2018
ASSETS
Cash and due from financial institutions	$25,203	$33,040
Interest-earning deposits in other financial institutions	96,701	96,932
Total cash and cash equivalents	121,904	129,972

Equity investments, at fair value	2,174	1,909

Securities available for sale, at estimated fair value	284,090	242,258
Securities held to maturity, estimated fair value of $3,139 at December 31, 2019 and $4,858 at December 31, 2018	3,115	4,875
FHLBNY and FRBNY Stock, at cost	3,099	3,138

Loans, net of deferred loan fees	1,309,219	1,311,906
Allowance for loan losses	(23,478)	(18,944)
Loans, net	1,285,741	1,292,962

Loans held for sale	1,185	502
Premises and equipment, net	22,417	24,980
Operating lease right-of-use assets	8,001	—
Goodwill	21,824	21,824
Other intangible assets, net	742	1,351
Bank owned life insurance	3,111	3,048
Accrued interest and other assets	30,424	28,524

Total assets	$1,787,827	$1,755,343

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$468,238	$484,433
Interest-bearing	1,103,900	1,084,804
Total deposits	1,572,138	1,569,237

Long term capital lease obligation	4,085	4,304
Operating lease liabilities	8,084	—
Dividends payable	1,263	1,254
Accrued interest payable and other liabilities	19,630	15,519
Total liabilities	1,605,200	1,590,314

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at December 31, 2019 and December 31, 2018	53	53
Additional-paid-in capital	46,382	45,820
Retained earnings	153,701	143,129
Treasury stock, at cost (452,641 shares at December 31, 2019; 488,844 shares at December 31, 2018)	(11,710)	(12,562)
Accumulated other comprehensive loss	(5,799)	(11,411)

Total shareholders' equity	182,627	165,029

Total liabilities and shareholders' equity	$1,787,827	$1,755,343
See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)	2019	2018	2017
Interest and Dividend Income:
Loans, including fees	$58,245	$57,840	$52,840
Taxable securities	5,265	4,804	5,503
Tax exempt securities	1,152	1,153	1,149
Interest-earning deposits	2,270	756	563
Total interest and dividend income	66,932	64,553	60,055

Interest Expense:
Deposits	6,173	3,323	2,168
Securities sold under agreements to repurchase	—	137	478
Borrowed funds	148	613	422
Total interest expense	6,321	4,073	3,068
Net interest income	60,611	60,480	56,987
Provision for loan losses	5,945	3,153	9,022
Net interest income after provision for loan losses	54,666	57,327	47,965

Non-Interest Income:
Wealth management group fee income	9,503	9,317	8,804
Service charges on deposit accounts	4,460	4,727	4,961
Interchange revenue from debit card transactions	4,104	4,040	3,761
Net gains on securities transactions	19	—	109
Change in fair value of equity investments	81	2,004	80
Net gain on sales of loans held for sale	248	351	260
Net gains (losses) on sales of other real estate owned	(99)	90	38
Income from bank owned life insurance	63	66	70
Other	1,694	2,479	2,408
Total non-interest income	20,073	23,074	20,491

Non-Interest Expenses:
Salaries and wages	23,420	22,322	21,476
Pension and other employee benefits	5,902	5,524	5,510
Other components of net periodic pension cost (benefit)	(541)	(770)	(1,234)
Net occupancy expenses	5,969	6,550	6,263
Furniture and equipment expenses	2,497	2,550	2,828
Data processing expense	7,386	6,997	6,539
Professional services	1,885	2,169	1,774
Legal accruals and settlements	—	989	850
Amortization of intangible assets	609	734	860
Marketing and advertising expense	932	1,181	794
Other real estate owned expenses	115	422	110
FDIC insurance	537	1,142	1,236
Loan expense	787	863	694
Other	6,198	6,093	6,064
Total non-interest expenses	55,696	56,766	53,764
Income before income tax expense	19,043	23,635	14,692
Income tax expense	3,434	4,009	7,262
Net income	$15,609	$19,626	$7,430

Weighted average shares outstanding	4,869	4,832	4,800
Basic and diluted earnings per share	$3.21	$4.06	$1.55

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
(in thousands)	2019	2018	2017
Net income	$15,609	$19,626	$7,430

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	8,053	(1,382)	2,523
Reclassification adjustment gains realized in net income	19	—	(109)
Net unrealized gains (losses)	8,072	(1,382)	2,414
Tax effect	(2,058)	353	(904)
Net of tax amount	6,014	(1,029)	1,510

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	(626)	(711)	1,001
Reclassification adjustment for amortization of prior service benefit	(220)	(220)	(220)
Prior service credit	—	—	—
Reclassification adjustment for partial pension settlement loss included in pension expense	—	828	—
Reclassification adjustment for amortization of net actuarial losses	312	318	413
Total before tax effect	(534)	215	1,194
Tax effect	132	(55)	(453)
Net of tax amount	(402)	160	741

Total other comprehensive income (loss)	5,612	(869)	2,251

Comprehensive income	$21,221	$18,757	$9,681

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2017	$53	$45,603	$124,111	$(15,265)	$(10,754)	$143,748
Net income	—	—	7,430	—	—	7,430
Other comprehensive income	—	—	—	—	2,251	2,251
Restricted stock awards	—	210	—	—	—	210
Distribution of 2,438 shares of treasury stock granted for directors’ deferred compensation plan	—	(51)	—	62	—	11
Distribution of 10,161 shares of treasury stock granted for employee restricted stock awards, net	—	(260)	—	260	—	—
Restricted stock units for directors' deferred compensation plan	—	98	—	—	—	98
Cash dividends declared ($1.04 per share)	—	—	(4,925)	—	—	(4,925)
Distribution of 7,880 shares of treasury stock for directors' compensation	—	68	—	201	—	269
Distribution of 5,861 shares of treasury stock for employee compensation	—	50	—	150	—	200
Sale of 14,707 shares of treasury stock (a)	—	206	—	376	—	582
Repurchase of 1,159 shares of common stock	—	—	—	(61)	—	(61)
Forfeiture of 1,139 shares of restricted stock awards	—	43	—	(43)	—	—
Reclassification of stranded tax effects in AOCI	—	—	1,837	—	(1,837)	—
Balances at December 31, 2017	$53	$45,967	$128,453	$(14,320)	$(10,340)	$149,813
Cumulative effect of accounting change (b)	—	—	40	—	(202)	(162)
Balances as of January 1, 2018, as adjusted	53	45,967	128,493	(14,320)	(10,542)	149,651
Net income	—	—	19,626	—	—	19,626
Other comprehensive loss	—	—	—	—	(869)	(869)
Restricted stock awards	—	405	—	—	—	405
Distribution of 36,681 shares of treasury stock granted for directors’ deferred compensation plan	—	(722)	—	940	—	218
Distribution of 14,425 shares of treasury stock granted for employee restricted stock awards, net	—	(370)	—	370	—	—
Restricted stock units for directors' deferred compensation plan	—	67	—	—	—	67
Cash dividends declared ($1.04 per share)	—	—	(4,990)	—	—	(4,990)
Distribution of 6,015 shares of treasury stock for directors' compensation	—	147	—	154	—	301
Distribution of 1,784 shares of treasury stock for employee compensation	—	44	—	45	—	89
Sale of 14,081 shares of treasury stock (a)	—	282	—	361	—	643
Repurchase of 2,736 shares of common stock	—	—	—	(112)	—	(112)
Balances at December 31, 2018	$53	$45,820	$143,129	$(12,562)	$(11,411)	$165,029
(continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2018	$53	$45,820	$143,129	$(12,562)	$(11,411)	$165,029
Net income	—	—	15,609	—	—	15,609
Other comprehensive income	—	—		—	5,612	5,612
Restricted stock awards	—	503	—	—	—	503
Distribution of 2,551 shares of treasury stock granted for directors’ deferred compensation plan	—	(52)	—	65	—	13
Distribution of 13,692 shares of treasury stock granted for employee restricted stock awards, net	—	(353)	—	353	—	—
Restricted stock units for directors' deferred compensation plan	—	42	—	—	—	42
Cash dividends declared ($1.04 per share)	—	—	(5,037)	—	—	(5,037)
Distribution of 8,465 shares of treasury stock for directors' compensation	—	139	—	217	—	356
Distribution of 2,373 shares of treasury stock for employee compensation	—	39	—	61	—	100
Sale of 13,270 shares of treasury stock (a)	—	244	—	341	—	585
Repurchase of 4,148 shares of common stock	—	—	—	(185)	—	(185)
Balances at December 31, 2019	$53	$46,382	$153,701	$(11,710)	$(5,799)	$182,627
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Due to implementation of ASC 2016-01. See "Adoption of New Accounting Standards" discussion in Note 1.

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	YEARS ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2019	2018	2017
Net income	$15,609	$19,626	$7,430
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	712	—	—
Amortization of intangible assets	609	734	860
Deferred income tax (benefit) expense	(1,564)	2,153	4,251
Provision for loan losses	5,945	3,153	9,022
(Gain) loss on disposal of fixed assets	334	10	29
Depreciation and amortization of fixed assets	3,112	3,437	3,703
Amortization of premiums on securities, net	1,055	1,304	1,450
Gains on sales of loans held for sale, net	(248)	(351)	(260)
Proceeds from sales of loans held for sale	12,488	18,262	9,722
Loans originated and held for sale	(12,923)	(17,871)	(9,592)
Net (gains) losses on sale of other real estate owned	99	(90)	(38)
Write-downs on OREO	53	14	43
Net change in fair value of equity investments	(81)	(2,004)	(80)
Net gains on securities transactions	(19)	—	(109)
Proceeds from sales of trading assets	22	2,288	20
Purchase of trading assets	(206)	(167)	(97)
(Increase) decrease in other assets	(1,945)	(2,651)	579
Increase (decrease) in accrued interest payable	67	84	(62)
Expense related to restricted stock units for directors' deferred compensation plan	42	67	98
Expense related to employee stock compensation	100	89	200
Expense related to employee restricted stock awards	503	405	210
Payments on operating leases	(629)
Increase (decrease) in other liabilities	3,333	(654)	(3,664)
Income from bank owned life insurance	(63)	(66)	(70)
Net cash provided by operating activities	26,405	27,772	23,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	33,690	—	5,576
Proceeds from maturities, calls, and principal paydowns on securities available for sale	49,665	64,180	46,578
Proceeds from maturities and principal collected on securities held to maturity	2,903	1,316	2,891
Purchases of securities available for sale	(118,151)	(16,033)	(41,306)
Purchases of securities held to maturity	(1,143)	(2,410)	(1,967)
Purchase of FHLBNY and FRBNY stock	(14)	(22,003)	(7,208)
Redemption of FHLBNY and FRBNY stock	53	24,649	5,465
Proceeds from sales of fixed assets	—	—	16
Purchases of premises and equipment	(883)	(1,770)	(1,482)
Proceeds from sale of other real estate owned	458	1,709	383
Net increase (decrease) in loans	711	(5,719)	(115,588)
Net cash (used by) provided by investing activities	(32,711)	43,919	(106,642)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	(8,050)	69,927	36,847
Increase (decrease) in time deposits	10,951	31,864	(25,744)
Net decrease in securities sold under agreements to repurchase	—	(10,000)	(17,606)
Net change in FHLBNY overnight advances	—	(57,700)	57,700
Repayments of FHLBNY long term advances	—	(2,000)	(7,093)
Payments made on capital lease	(219)	(213)	(205)
Sale of treasury stock	585	643	582
Cash dividends paid	(5,029)	(4,969)	(4,917)
Net cash (used in) provided by financing activities	(1,762)	27,552	39,564
Net increase (decrease) in cash and cash equivalents	(8,068)	99,243	(43,433)
Cash and cash equivalents, beginning of period	129,972	30,729	74,162
Cash and cash equivalents, end of period	$121,904	$129,972	$30,729
(Continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,254	$3,989	$3,130
Income Taxes	$4,455	$1,730	$4,050

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$517	$267	$1,940
Dividends declared, not yet paid	$1,263	$1,254	$1,233
Assets acquired through long term capital lease obligation	$—	$—	$—
Repurchase of common stock in lieu of employee payroll taxes	$(185)	$(112)	$(61)
Distribution of treasury stock for directors' deferred compensation plan	$13	$218	$11
Distribution of treasury stock for directors' compensation	$356	$301	$269

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts.  The unaudited market value of trust assets under administration total $1.915 billion, including $290.0 million of assets held under management or administration for the Corporation, at December 31, 2019 and $1.768 billion, including $283.0 million of assets held under management or administration for the Corporation, at December 31, 2018.

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

On October 20, 2016, the Corporation amended its noncontributory defined benefit pension plan (“pension plan”) to freeze future retirement benefits after December 31, 2016. Beginning on January 1, 2017, both the pay-based and service-based component of the formula used to determine retirement benefits in the pension plan were frozen so that participants will no longer earn further retirement benefits. During the fourth quarter of 2018, the Corporation offered terminated, vested employees the option to receive lump sum settlement payments. The effects of these changes are reflected in the pension plan disclosures as of December 31, 2018 and 2017. See Note 14 for further details.

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

On October 20, 2016, the Corporation amended its defined benefit health care plan to not allow any new retirees into the plan, effective January 1, 2017. The effects of this freeze are reflected in the pension plan disclosures as of December 31, 2019 and 2018. See Note 14.

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

STOCK-BASED COMPENSATION

Restricted Stock Plan:

The Restricted Stock Plan is designed to align the interests of the Corporation’s executives and senior managers with the interests of the Corporation and its shareholders, to ensure the Corporation’s compensation practices are competitive and comparable with those of its peers, and to promote the retention of select management-level employees.  Under the terms of the Plan, the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the Plan.  Each officer of the Corporation, other than the Corporation’s chief executive officer, is eligible to participate in the Plan.  Awards are based on the performance, responsibility and contributions of the employee and are targeted at an average of the peer group.  The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares to Plan participants may not exceed 15,000 per calendar year.  Twenty percent of the restricted stock awarded to a participant vests each year commencing with the first anniversary date of the award and is 100 percent vested on the fifth anniversary date.  Except in the case of the participant’s death, disability, or in the event of a change in control, the participant’s unvested shares of unrestricted stock will be forfeited if the participant leaves the employment of the Bank, or if the participant retires prior to attainment of age 65, unless otherwise waived by the Compensation and Personnel Committee of the Board of Directors.  The plan’s expense is recognized as compensation expense ratably over the vesting period for the fair value of the award, measured at the grant date. See Note 15 for more information regarding this Plan.

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

Directors’ Compensation Plan:

The purpose of the Directors’ Compensation Plan is to enable the Corporation to attract and retain persons of exceptional ability to serve as directors and stockholders in enhancing the value of the common stock of the Corporation.  The Plan was originally established to provide for the cash payment of an annual retainer and fees to non-employee directors serving on the Board of Directors of the Corporation and the Bank.  The Plan was subsequently amended to provide: (i) payment of additional compensation to each non-employee director in shares of the Corporation’s common stock in an amount equal to the total cash compensation earned by each non-employee director during the year for service on the Board of Directors of each of the Corporation and the Bank, and for each year of service thereafter, to be distributed from treasury shares in January of the following calendar year; and (ii) payment to the President and CEO of the Corporation and the Bank for his service on the Boards of Directors of the Corporation and the Bank in an amount equal in value to the average cash compensation awarded to non-employee directors who have served twelve (12) months of the previous year.   The maximum number of shares of Corporation’s common stock that may be granted under the Plan may not exceed 20,000 per year.  The Plan provides that the value of a share of common stock granted under the Plan shall be determined as the average of the closing prices of a share of common stock as quoted on the applicable established securities market for each of the prior 30 trading days ending on December 31st of the calendar year.  The cost of all cash and stock compensation is charged to non-interest expenses in the consolidated statements of income. In 2019, the annual cash retainer paid to each non-employee director of the Corporation was increased by $6,000 to $11,500 and $19,250 for the Chairman of the Board.  The retainer for the Chairman of the Audit Committee was also increased by an additional $2,875 to $14,375.  The directors waived their right to stock compensation for the additional retainer fees paid.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on our balance sheet.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.  Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2019.

The Corporation's intangible assets with definite useful lives resulted from the purchase of the trust business of Partners Trust Bank in May of 2007, the acquisition of FOFC in April 2011 and the acquisition of six branches of Bank of America in November of 2013, with balances of $0.6 million, $0.1 million and $0.1 million, respectively, at December 31, 2019.  The intangible assets related to the acquisition of Canton Bancorp, Inc. in May 2009 were fully amortized at December 31, 2016. The intangible assets related to the acquisition of three former M&T Bank branch offices in March 2008 were fully amortized at December 31, 2015. The trust business intangible is being amortized to expense over the expected useful life of 15 years.  The identifiable core deposit related to the branch offices in the Bank of America acquisition is being amortized to expense using a 7 year accelerated method.  The identifiable core deposit intangible related to the FOFC acquisition is being amortized using a 10 year accelerated method.

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

On January 1, 2018, the Corporation adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent amendments to the ASU (collectively, "ASU 606"), which creates a single framework for recognizing revenue from contracts with customers that fall within its scope and revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation's revenues come from interest income and other sources, including loans, securities, and derivatives that are outside the scope of ASC 606. The Corporation's services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposits, interchange income, wealth management fees, and the sale of OREO. The amendments allow for one of two transition methods: full retrospective or modified retrospective. The full retrospective approach requires application to all periods presented. The modified retrospective transition requires application to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect is recognized at the date of initial application on uncompleted contracts. The Corporation adopted the new revenue guidance using the modified retrospective approach. There was no significant change upon adoption of the standard, as the new standard did not materially change the way the Corporation currently records revenue for its WMG and deposit related fees at the Bank; as such, no cumulative effect adjustment was recorded. Refer to Note 11 - Revenue from Contracts with Customers for further discussion on the Corporation's accounting policies for revenue sources within the scope of ASC 606.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal years beginning after December 15, 2018. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation would be eligible for the proposed delay. The Corporation anticipates that the adoption of the CECL model will result in an increase to the Corporation's allowance for loan losses. The Corporation has established a committee to oversee the implementation of CECL and has selected a vendor to assist in the implementation process. In 2018, the committee began establishing parameters which will be used in the CECL model with the selected vendor. The Corporation is running its current incurred loss model and a CECL model concurrently. The Corporation is currently evaluating the impact of the delay on its implementation plan.

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

(2)    RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation was in compliance with the reserve requirement with the Federal Reserve Bank of New York as of December 31, 2019.

The Corporation also maintains a pre-funded settlement account with a financial institution in the amount of $1.6 million and $1.4 million for electronic funds transaction settlement purposes at December 31, 2019 and 2018, respectively.

The Corporation also maintains a collateral restricted account with a financial institution related to the Corporation's interest rate swap program. The account serves as collateral in the event of default on the interest rate swaps with the counterparties. The collateral held at the financial institution was $9.4 million as of December 31, 2019, and $550,000 collateral held at the financial institution as of December 31, 2018.

(3)     SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2019 and 2018 are as follows (in thousands):

	2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$5,489	$5,472
Mortgage-backed securities, residential	225,029	225,234	189,111	183,192
Obligations of states and political subdivisions	41,265	42,845	44,390	44,152
Corporate bonds and notes	250	250	249	247
SBA loan pools	15,712	15,761	9,257	9,195
Total	$282,256	$284,090	$248,496	$242,258

Gross unrealized gains and losses on securities available for sale at December 31, 2019 and 2018, were as follows (in thousands):

	2019		2018
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$10	$27
Mortgage-backed securities, residential	1,471	1,266	146	6,065
Obligations of states and political subdivisions	1,580	—	70	308
Corporate bonds and notes	—	—	—	2
SBA loan pools	95	46	—	62
Total	$3,146	$1,312	$226	$6,464

The amortized cost and estimated fair value of debt securities available for sale are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	December 31, 2019
	Amortized Cost	Fair Value
Within one year	$725	$726
After one, but within five years	7,095	7,324
After five, but within ten years	32,646	33,968
After ten years	1,049	1,077
Mortgage-backed securities, residential	225,029	225,234
SBA loan pools	15,712	15,761
Total	$282,256	$284,090

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The proceeds from sales and calls of securities resulting in gains or losses are listed below (in thousands):

	2019	2018	2017
Proceeds	$8,513	$—	$5,576
Gross gains	$159	$—	$109
Gross losses	$(140)	$—	$—
Tax expense	$5	$—	$41

Amortized cost and estimated fair value of securities held to maturity at December 31, 2019 and 2018 are as follows (in thousands):

	2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$1,045	$1,045	$3,020	$3,020
Time deposits with other financial institutions	2,070	2,094	1,855	1,838
	$3,115	$3,139	$4,875	$4,858

Gross unrealized gains and losses on securities held to maturity at December 31, 2019 and 2018, were as follows (in thousands):

	2019		2018
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Obligations of states and political subdivisions	$—	$—	$—	$—
Time deposits with other financial institutions	24	—	—	17
Total	$24	$—	$—	$17

There were no sales of securities held to maturity in 2019 or 2018.

The contractual maturity of securities held to maturity is as follows at December 31, 2019 (in thousands):

	December 31, 2019
	Amortized Cost	Fair Value
Within one year	$1,583	$1,589
After one, but within five years	1,532	1,550
After five, but within ten years	—	—
After ten years	—	—
Total	$3,115	$3,139

The following table summarizes the investment securities available for sale with unrealized losses at December 31, 2019 and December 31, 2018 by aggregated major security type and length of time in a continuous unrealized position (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2019
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	71,506	791	54,343	475	125,849	1,266
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate bonds and notes	—	—	—	—	—	—
SBA loan pools	3,014	9	1,405	37	4,419	46
Total temporarily impaired securities	$74,520	$800	$55,748	$512	$130,268	$1,312

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2018
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$4,969	$27	$4,969	$27
Mortgage-backed securities, residential	—	—	171,481	$6,065	171,481	6,065
Obligations of states and political subdivisions	10,868	38	21,345	270	32,213	308
Corporate bonds and notes	247	2	—	—	247	2
SBA loan pools	5,985	17	3,210	45	9,195	62
Total temporarily impaired securities	$17,100	$57	$201,005	$6,407	$218,105	$6,464

Other-Than-Temporary-Impairment

As of December 31, 2019, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities. At December 31, 2019, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

Pledged Securities

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $205.9 million at December 31, 2019 and $212.7 million at December 31, 2018.

There are no securities pledged to secure securities sold under agreements to repurchase at December 31, 2019 and 2018, respectively.

Concentrations

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2019 or 2018.

Equity Method Investments

The Corporation has an equity investment in Cephas Capital Partners, L.P.  This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2019 and 2018, this investment totaled $0.3 million and $0.4 million respectively, is included in other assets, and is accounted for under the equity method of accounting.
(4)     LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred loan fees is summarized as follows (in thousands):

	December 31, 2019	December 31, 2018
Commercial and agricultural:
Commercial and industrial	$230,018	$202,526
Agricultural	274	328
Commercial mortgages:
Construction	43,962	54,476
Commercial mortgages	604,832	606,694
Residential mortgages	188,338	182,724
Consumer loans:
Credit cards	—	1,449
Home equity lines and loans	91,784	98,145
Indirect consumer loans	134,973	149,380
Direct consumer loans	15,038	16,184
Total loans, net of deferred loan fees	1,309,219	1,311,906
Interest receivable on loans	3,684	3,703
Total recorded investment in loans	$1,312,903	$1,315,609

Residential mortgages held for sale as of December 31, 2019 and 2018 totaling $1.2 million and $0.5 million, respectively, are not included in the above table.

Residential mortgages totaling $170.0 million at December 31, 2019 and $132.5 million at December 31, 2018 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLBNY.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	December 31, 2019
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$5,383	$8,184	$1,226	$4,151	$18,944
Charge Offs:	(312)	(1)	(151)	(1,511)	(1,975)
Recoveries:	59	4	45	456	564
Net (charge offs) recoveries	(253)	3	(106)	(1,055)	(1,411)
Provision	5,097	682	132	34	5,945
Ending balance	$10,227	$8,869	$1,252	$3,130	$23,478

	December 31, 2018
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$6,976	$8,514	$1,316	$4,355	$21,161
Charge Offs:	(3,644)	(213)	(226)	(1,836)	(5,919)
Recoveries:	47	3	5	494	549
Net recoveries (charge offs)	(3,597)	(210)	(221)	(1,342)	(5,370)
Provision	2,004	(120)	131	1,138	3,153
Ending balance	$5,383	$8,184	$1,226	$4,151	$18,944

	December 31, 2017
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,589	$7,270	$1,523	$3,871	$14,253
Charge Offs:	(96)	(419)	(225)	(1,831)	(2,571)
Recoveries:	109	5	30	313	457
Net recoveries (charge offs)	13	(414)	(195)	(1,518)	(2,114)
Provision	5,374	1,658	(12)	2,002	9,022
Ending balance	$6,976	$8,514	$1,316	$4,355	$21,161

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,000	$2,097	$—	$—	$8,097
Collectively evaluated for impairment	4,227	6,772	1,252	3,130	15,381
Total ending allowance balance	$10,227	$8,869	$1,252	$3,130	$23,478

	December 31, 2018
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,743	$446	$—	$—	$2,189
Collectively evaluated for impairment	3,640	7,738	1,226	4,151	16,755
Total ending allowance balance	$5,383	$8,184	$1,226	$4,151	$18,944

	December 31, 2019
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$6,147	$8,844	$525	$149	$15,665
Loans collectively evaluated for impairment	224,775	641,726	188,349	242,388	1,297,238
Total ending loans balance	$230,922	$650,570	$188,874	$242,537	$1,312,903

	December 31, 2018
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,128	$6,146	$402	$55	$8,731
Loans collectively evaluated for impairment	201,284	656,842	182,823	265,929	1,306,878
Total ending loans balance	$203,412	$662,988	$183,225	$265,984	$1,315,609

The following tables present loans individually evaluated for impairment recognized by class of loans as of December 31, 2019 and December 31, 2018, the average recorded investment and interest income recognized by class of loans as of the years ended December 31, 2019, 2018 and 2017 (in thousands):

	December 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$133	$133	$—	$345	$346	$—
Commercial mortgages:
Construction	247	247	—	307	308	—
Commercial mortgages	3,501	3,503	—	4,007	3,935	—
Residential mortgages	554	525	—	424	402	—
Consumer loans:
Home equity lines and loans	171	149	—	54	55	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	6,013	6,014	6,000	1,780	1,782	1,743
Commercial mortgages:
Commercial mortgages	5,093	5,094	2,097	1,902	1,903	446
Consumer loans:
Home equity lines and loans	—	—	—	—	—	—
Total	$15,712	$15,665	$8,097	$8,819	$8,731	$2,189

	December 31, 2019		December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$248	$—	$608	$12	$706	$35
Commercial mortgages:
Construction	278	10	337	11	830	12
Commercial mortgages	3,605	12	4,193	21	5,606	78
Residential mortgages	422	44	416	7	418	8
Consumer loans:
Home equity lines & loans	137	6	60	3	74	3
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	3,209	—	3,043	3	1,170	6
Commercial mortgages:
Commercial mortgages	6,524	—	2,315	4	3,751	12
Consumer loans:
Home equity lines and loans	—	—	—	—	144	—
Total	$14,423	$72	$10,972	$61	$12,699	$154
(1)  Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of December 31, 2019 and December 31, 2018 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	2019	2018	2019	2018
Commercial and agricultural:
Commercial and industrial	$6,147	$2,048	$7	$10
Commercial mortgages:
Construction	80	109	—	—
Commercial mortgages	8,407	5,529	—	—
Residential mortgages	2,155	2,655	—	—
Consumer loans:
Credit cards	—	—	—	9
Home equity lines and loans	641	1,183	—	—
Indirect consumer loans	571	693	—	—
Direct consumer loans	7	37	—	—
Total	$18,008	$12,254	$7	$19

The following tables present the aging of the recorded investment in loans as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,285	$49	$4,398	$5,732	$224,916	$230,648
Agricultural	—	—	—	—	274	274
Commercial mortgages:
Construction	—	—	—	—	44,082	44,082
Commercial mortgages	440	277	2,165	2,883	603,605	606,488
Residential mortgages	1,016	803	956	2,775	186,099	188,874
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	353	151	149	653	91,412	92,065
Indirect consumer loans	1,546	377	355	2,278	133,088	135,366
Direct consumer loans	32	11	6	49	15,057	15,106
Total	$4,672	$1,668	$8,029	$14,370	$1,298,533	$1,312,903

	December 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$284	$61	$71	$416	$202,667	$203,083
Agricultural	16	—	—	16	313	329
Commercial mortgages:
Construction	—	—	—	—	54,626	54,626
Commercial mortgages	6,273	158	169	6,600	601,762	608,362
Residential mortgages	2,204	516	1,026	3,746	179,479	183,225
Consumer loans:
Credit cards	1	3	9	13	1,437	1,450
Home equity lines and loans	279	97	730	1,106	97,360	98,466
Indirect consumer loans	1,511	319	436	2,266	147,540	149,806
Direct consumer loans	120	53	31	204	16,058	16,262
Total	$10,688	$1,207	$2,472	$14,367	$1,301,242	$1,315,609

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

As of December 31, 2019, 2018 and 2017, the Corporation has a recorded investment in TDRs of $9.0 million, $6.8 million, and $7.7 million, respectively.  There were specific reserves of $2.3 million allocated for TDRs at December 31, 2019, and $0.9 million and $0.7 million allocated for December 31, 2018 and 2017, respectively.  As of December 31, 2019, TDRs totaling $0.9 million were accruing interest under the modified terms and $8.1 million were on non-accrual status.  As of December 31, 2018, TDRs totaling $0.8 million were accruing interest under the modified terms and $6.0 million were on non-accrual status.  As of December 31, 2017, TDRs totaling $1.7 million were accruing interest under the modified terms and $6.0 million were on non-accrual status.  The Corporation has committed $17 thousand to customers with outstanding loans that are classified as TDRs as of December 31, 2019 and no additional amounts as of December 31, 2018 or 2017.

During the years ended December 31, 2019, 2018 and 2017, the terms of certain loans were modified as TDRs. During the year ended December 31, 2019, the modification of the terms of one commercial real estate term loan included a reduction of the scheduled amortized payments for greater than a three month period, and modification of the terms of one home equity loan included a reduction in the stated interest rate for the remaining life of the loan, an extension of the maturity date for approximately three years and a reduction of the scheduled amortized payment of the loan for greater than a three month period. Additionally, one residential mortgage loan modification included a reduction in the stated interest rate for the remaining life of the loan, a deferral of the principal balance decreasing the effective borrowing rate, an extension of the maturity date by thirteen years at a stated rate lower than the current market rate for new debt with similar risk and a postponement of the scheduled amortized payments of the loan for greater than a three month period.

During the year ended December 31, 2018, the modification of the terms of two commercial and industrial term loans included extensions of the maturity dates at stated rates of interest lower than current market rates for new debt with similar risks.

During the year ended December 31, 2017, the modification of the terms of two commercial and industrial loans included a reduction of the scheduled amortized payments for greater than a three month period, the release of collateral related to one of the loans and the extension of a maturity date. Additionally, the modification of the terms of two commercial and industrial term loans and one line of credit included consolidating the loans into one commercial and industrial loan, extending the maturity date by approximately two years years and lowering the monthly payment. An additional piece of equipment was taken as collateral but was not considered to be of greater value than the concessions given. The modification of the terms of a commercial mortgage loan included a reduction of the scheduled amortized payments of the loan for greater than a three month period. The modification of the terms of a residential mortgage loan included an extension of the maturity date by approximately five years and a postponement of the scheduled amortized past due payments to the end of loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2019, 2018 and 2017 (in thousands):

December 31, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	1	4,223	4,223
Residential mortgages	1	123	123
Consumer loans:
Home equity lines and loans	1	137	137
Total	3	$4,483	$4,483

The TDRs described above increased the allowance for loan losses by $1.7 million and resulted in no charge offs during the year ended December 31, 2019.

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as troubled debt restructurings during the year ended December 31, 2019, and 2018, within twelve months following the modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  Based on the analyses performed as of December 31, 2019 and 2018, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	December 31, 2019
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$208,552	$5,915	$10,361	$5,820	$230,648
Agricultural	—	274	—	—	—	274
Commercial mortgages:
Construction	—	40,304	168	3,610	—	44,082
Commercial mortgages	—	577,266	12,451	12,356	4,415	606,488
Residential mortgages	186,719		—	2,155	—	188,874
Consumer loans
Credit cards	—	—	—	—	—	—
Home equity lines and loans	91,424	—	—	641	—	92,065
Indirect consumer loans	134,795	—	—	571	—	135,366
Direct consumer loans	15,099	—	—	7	—	15,106
Total	$428,037	$826,396	$18,534	$29,701	$10,235	$1,312,903

	December 31, 2018
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$190,666	$4,452	$6,222	$1,743	$203,083
Agricultural	—	329	—	—	—	329
Commercial mortgages:
Construction	—	54,517	—	109	—	54,626
Commercial mortgages	—	574,221	16,830	15,948	1,363	608,362
Residential mortgages	180,570	—	—	2,655	—	183,225
Consumer loans
Credit cards	1,450	—	—	—	—	1,450
Home equity lines and loans	97,283	—	—	1,183	—	98,466
Indirect consumer loans	149,113	—	—	693	—	149,806
Direct consumer loans	16,225	—	—	37	—	16,262
Total	$444,641	$819,733	$21,282	$26,847	$3,106	$1,315,609

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  Non-performing loans include non-accrual loans and non-accrual troubled debt restructurings.

The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$186,719	$—	$91,424	$134,795	$15,099
Non-Performing	2,155	—	641	571	7
Total	$188,874	$—	$92,065	$135,366	$15,106

	December 31, 2018
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$180,570	$1,450	$97,283	$149,113	$16,225
Non-Performing	2,655	—	1,183	693	37
Total	$183,225	$1,450	$98,466	$149,806	$16,262

(5)    PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Land	$4,803	$4,803
Buildings	41,408	41,332
Projects in progress	113	31
Equipment and furniture	37,007	38,008
Leasehold improvements	5,757	6,174
	89,088	90,348
Less accumulated depreciation and amortization	66,671	65,368
Net book value	$22,417	$24,980

Depreciation expense was $3.1 million, $3.4 million and $3.7 million for 2019, 2018, and 2017, respectively.

Capital Leases

The Corporation leases certain buildings under capital leases.  The lease arrangements require monthly payments through 2036.

The Corporation has included these leases in premises and equipment as follows:

	2019	2018
Buildings	$5,572	$5,572
Accumulated depreciation	(1,541)	(1,208)
Net book value	$4,031	$4,364

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements.  The leases expire at various dates through 2033 and generally include renewal options.  As of December 31, 2019, the weighted average remaining lease term was 11.2 years with a weighted average discount rate of 3.38%.  Rent expense was $1.0 million, $1.1 million, and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements.  The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at December 31, 2019 and December 31, 2018 consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Operating lease right-of-use asset	$8,713	$—
Less: accumulated amortization	(712)	—
Operating lease right-of-use-assets, net	$8,001	$—

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of December 31, 2019 (in thousands):

Year	Amount
2020	$932
2021	930
2022	869
2023	889
2024	880
2025 and thereafter	5,348
Total minimum lease payments	9,848
Less: amount representing interest	(1,764)
Present value of net minimum lease payments	$8,084

As of December 31, 2019, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases.  The lease arrangements require monthly payments through 2036. As of December 31, 2019, the weighted average remaining lease term was 13.0 years with a weighted average discount rate of 3.34%.  The Corporation has included these leases in premises and equipment as of December 31, 2019 and December 31, 2018.

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of December 31, 2019 (in thousands):

Year	Amount
2020	$376
2021	388
2022	391
2023	391
2024	391
2025 and thereafter	3,248
Total minimum lease payments	5,185
Less: amount representing interest	(1,100)
Present value of net minimum lease payments	$4,085

As of December 31, 2019, the Corporation had no finance leases that were signed, but had not yet commenced.

(7)            GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ended December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
End of year	$21,824	$21,824

Acquired intangible assets were as follows at December 31, 2019 and 2018 (in thousands):

	At December 31, 2019		At December 31, 2018
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,832	$5,975	$5,576
Other customer relationship intangibles	5,633	5,034	5,633	4,681
Total	$11,608	$10,866	$11,608	$10,257

Aggregate amortization expense was $0.6 million, $0.7 million, and $0.9 million for 2019, 2018 and 2017, respectively.

The remaining estimated aggregate amortization expense at December 31, 2019 is listed below (in thousands):

Year	Estimated Expense
2020	$484
2021	258
Total	$742

(8)    DEPOSITS

A summary of deposits at December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Non-interest-bearing demand deposits	$468,238	$484,433
Interest-bearing demand deposits	200,089	179,603
Insured money market accounts	530,242	537,948
Savings deposits	212,393	217,027
Time deposits	161,176	150,226
Total	$1,572,138	$1,569,237

Scheduled maturities of time deposits at December 31, 2019, are summarized as follows (in thousands):

Year	Maturities
2020	$81,015
2021	18,939
2022	42,040
2023	13,091
2024	2,968
2025	3,123
Total	$161,176

Time deposits that meet or exceed the FDIC Insurance limit of $250 thousand at December 31, 2019 and 2018 were $27.7 million and $22.4 million, respectively.

(9)    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Repurchase agreements are secured borrowings. The Corporation pledges investment securities to secure these borrowings. A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	2019	2018	2017
Balance at December 31	$—	$—	$10,000
Maximum month-end balance	$—	$10,000	$25,718
Average balance during year	$—	$3,644	$14,207
Weighted-average interest rate at December 31	—%	—%	3.72%
Average interest rate paid during year	—%	3.77%	3.37%

There were no securities sold under agreements to repurchase as of December 31, 2019 and December 31, 2018.

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

(10)    FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

There were no FHLBNY fixed rate term advances and overnight advances as of December 31, 2019 and December 31, 2018.

The Corporation has pledged $170.0 million and $132.5 million of first mortgage loans under a blanket lien arrangement at December 31, 2019 and 2018, respectively, as collateral for future borrowings.  Based on this collateral and the Corporation’s holdings of FHLBNY stock, the Corporation is eligible to borrow up to a total of $141.8 million at December 31, 2019.

(11)    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the years ended December 31, 2019, 2018 and 2017 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Year ended December 31, 2019
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$3,653	$—	$—	$3,653
Other	807	—	—	807
Interchange revenue from debit card transactions	4,104	—		4,104
WMG fee income	—	9,503	—	9,503
CFS fee and commission income	—	—	673	673
Net gains (losses) on sales of OREO	(99)	—	—	(99)
Net gains on sales of loans(a)	248	—	—	248
Loan servicing fees(a)	103	—	—	103
Net gains on sales of securities(a)	19	—	—	19
Change in fair value of equity securities(a)	143		(62)	81
Other(a)	1,378	—	(397)	981
Total non-interest income	$10,356	$9,503	$214	$20,073
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Year ended December 31, 2018
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$3,934	$—	$—	$3,934
Other	793	—	—	793
Interchange revenue from debit card transactions	4,040	—	—	4,040
WMG fee income	—	9,317	—	9,317
CFS fee and commission income	—	—	510	510
Net gains (losses) on sales of OREO	90	—	—	90
Net gains on sales of loans(a)	351	—	—	351
Loan servicing fees(a)	92	—	—	92
Net gains on sales of securities(a)	—	—	—	—
Change in fair value of equity securities(a)	2,024	—	(20)	2,004
Other(a)	2,272	—	(329)	1,943
Total non-interest income	$13,596	$9,317	$161	$23,074
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Year ended December 31, 2017
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$4,189	$—	$—	$4,189
Other	772	—	—	772
Interchange revenue from debit card transactions	3,761	—	—	3,761
WMG fee income	—	8,804	—	8,804
CFS fee and commission income	—	—	646	646
Net gains (losses) on sales of OREO	38	—	—	38
Net gains on sales of loans(a)	260	—	—	260
Loan servicing fees(a)	84	—	—	84
Net gains on sales of securities(a)	109	—	—	109
Change in fair value of equity securities(a)	80	—	—	80
Other(a)	1,933	—	(185)	1,748
Total non-interest income	$11,226	$8,804	$461	$20,491
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

(12)    DERIVATIVES

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2019, the Corporation held derivatives not designated as hedging instruments with a total notional amount of $238.2 million. Derivatives not designated as hedging instruments included back-to-back interest rate swaps of $226.4 million, consisting of $113.2 million of interest rate swaps with commercial borrowers and an additional $113.2 million of offsetting interest rate swaps with third-party counter-parties on substantially the same terms, and risk participation agreements with dealer banks of $11.8 million. Free-standing derivatives are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded in other non-interest income.

The following table presents information regarding our derivative financial instruments, at December 31:

2019	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	15	$113,204	7.9	4.44%	4.03%	$(6,800)
Interest rate swap agreements with third-party counter-parties	15	113,204	7.9	4.03%	4.44%	6,466
Risk participation agreements	3	11,819	5.6			(31)
Total	33	$238,227				$(365)

2018	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	11	$76,395	7.1	4.69%	4.61%	$(3,255)
Interest rate swap agreements with third-party counter-parties	11	76,395	7.1	4.61%	4.69%	3,142
Risk participation agreements	6	20,142	15.0			(27)
	28	$172,932				$(140)

2017	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	7	$36,675	8.3	4.40%	4.17%	$(974)
Interest rate swap agreements with third-party counter-parties	7	36,675	8.3	4.17%	4.40%	974
Risk participation agreements	6	20,427	17.7			(75)
	20	$93,777				$(75)

Off-balance sheet exposure for the risk participation agreements was $0.4 million for December 31, 2019 and $0.3 million for December 31, 2018, respectively.

Amounts included in the Consolidated Statements of Income related to derivatives not designated as hedging were as follows:

	Years Ended December 31,
	2019	2018	2017
Derivatives not designated as hedging instruments:
Interest rate swap agreements with commercial loan customers:
Unrealized (loss) recognized in non-interest income	$(3,544)	$(2,281)	$(281)

Interest rate swap agreements with third-party counter-parties:
Unrealized gain recognized in non-interest income	3,324	2,168	281

Risk participation agreements:
Unrealized gain (loss) recognized in non-interest income	(4)	48	(7)

Unrealized gain (loss) recognized in non-interest income	$(224)	$(65)	$(7)

(13)            INCOME TAXES

For the years ended December 31, 2019, 2018 and 2017, income tax expense attributable to income from operations consisted of the following (in thousands):

	2019	2018	2017
Current expense:
Federal	$4,603	$1,732	$2,594
State	395	124	417
Total current	4,998	1,856	3,011
Deferred expense/(benefit):
Federal	(1,126)	2,253	942
State	(438)	345	382
Remeasurement of deferred tax assets	—	(445)	2,927
Total deferred	(1,564)	2,153	4,251
Income tax expense	$3,434	$4,009	$7,262

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows (in thousands):

	2019	2018	2017
Statutory federal tax rate	21%	21%	34%
Tax computed at statutory rate	$3,999	$4,963	$5,006
Increase (reduction) resulting from:
Tax-exempt income	(424)	(430)	(663)
831(b) premium adjustment	(189)	(167)	(269)
Dividend exclusion	(7)	(7)	(8)
State taxes, net of Federal impact	(86)	262	201
Nondeductible interest expense	9	7	8
Remeasurement of deferred tax assets	—	(445)	2,927
Other items, net	132	(174)	60
Income tax expense	$3,434	$4,009	$7,262
Effective tax rate	18.0%	17.0%	49.4%

The lower tax expense in 2019 when compared to 2018 can be attributed to a decrease in pretax income.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018, are presented below (in thousands):

	2019	2018
Deferred tax assets:
Allowance for loan losses	$6,046	$4,834
Accrual for employee benefit plans	92	136
Depreciation	379	(93)
Deferred compensation and directors' fees	765	634
Operating lease liabilities	2,050	—
Purchase accounting adjustment – loans	1	7
Purchase accounting adjustment – fixed assets	149	149
Gain on deemed sale of securities	71	339
Net unrealized losses on securities available for sale	—	1,590
Accounting for defined benefit pension and other benefit plans	2,448	2,315
Nonaccrued interest	695	625
Accrued expense	179	200
Other items, net	38	153
Total gross deferred tax assets	12,913	10,889

Deferred tax liabilities:
Deferred loan fees and costs	592	640
Prepaid pension	3,189	3,141
Net unrealized gains on securities available for sale	468	—
Discount accretion	24	137
Core deposit intangible	1,213	1,101
REIT dividend	922	1,048
Operating lease right-of-use assets	2,050	—
Other	103	109
Total gross deferred tax liabilities	8,561	6,176
Net deferred tax asset	$4,352	$4,713
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

As of December 31, 2019, 2018 and 2017, the Corporation did not have any unrecognized tax benefits.

The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes.  As of December 31, 2019, 2018 and 2017, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.

The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2016 and for New York State taxing authorities for the year prior to 2016.

(14)    PENSION PLAN AND OTHER BENEFIT PLANS

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2019 and 2018 (in thousands):

Change in projected benefit obligation:	2019	2018
Benefit obligation at beginning of year	$36,022	$42,240
Interest cost	1,522	1,551
Actuarial (gain) loss	4,474	(2,491)
Settlements	—	(3,288)
Benefits paid	(2,132)	(1,990)
Benefit obligation at end of year	$39,886	$36,022

Change in plan assets:	2019	2018
Fair value of plan assets at beginning of year	$41,476	$46,672
Actual return on plan assets	6,213	82
Employer contributions	—	—
Settlements	—	(3,288)
Benefits paid	(2,132)	(1,990)
Fair value of plan assets at end of year	$45,557	$41,476

Funded status	$5,671	$5,454

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Net actuarial loss	$9,352	$9,075
Prior service cost	—	—
Total before tax effects	$9,352	$9,075

The accumulated benefit obligation at December 31, 2019 and 2018 was $39.9 million and $36.0 million, respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Discount rate	3.33%	4.35%	3.74%
Assumed rate of future compensation increase	N/A	N/A	N/A

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) in 2019, 2018 and 2017 consist of the following (in thousands):

Net periodic benefit cost	2019	2018	2017
Service cost, benefits earned during the year	$—	$—	$—
Interest cost on projected benefit obligation	1,522	1,551	1,646
Expected return on plan assets	(2,221)	(3,309)	(3,144)
Amortization of net loss	204	188	267
Amortization of prior service cost	—	—	—
Recognized (gain) loss due to settlements	—	828	—
Net periodic cost (benefit)	$(495)	$(742)	$(1,231)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2019	2018	2017
Net actuarial (gain) loss	$481	$736	$(1,165)
Recognized loss	(204)	(1,016)	(267)
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive income (loss) (before tax effect)	$277	$(280)	$(1,432)

Total recognized in net (benefit) cost and other comprehensive income (loss) (before tax effect)	$(218)	$(1,022)	$(2,663)

During 2019, the plan's total unrecognized net loss increased by $0.3 million.  Because the total unrecognized net gain or loss in the plan exceeds 10% of the projected benefit obligation or 10% of the plan assets, and the plan is frozen, the excess will be amortized over the average future life expectancy of all plan participants. Prior to the plan freeze on December 31, 2016, the excess had been amortized over the average future working lifetime of all plan participants. As of January 1, 2019, the average expected future life expectancy of all participants which was 24.54 years. Actual results for 2020 will depend on the 2020 actuarial valuation of the plan.

Amounts expected to be recognized in net periodic cost during 2020 (in thousands):
Loss recognition	$196
Prior service cost recognition	$—

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Discount rate	4.35%	3.74%	4.16%
Expected long-term rate of return on assets	5.50%	7.25%	7.75%
Assumed rate of future compensation increase	N/A	N/A	N/A

The Corporation changes important assumptions whenever changing conditions warrant.  At December 31, 2019 the Corporation used IRS Static 2020 Mortality Table with Mortality Improvement Scale 2020 (MP-2020) as a basis for the Plan's valuation. At December 31, 2018, the Corporation used IRS Static 2019 Mortality Table as a basis for the Plan's valuation. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.

The Corporation's overall investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types.  The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds.  Other investments may consist of mutual funds, money market funds and cash & cash equivalents.  While no significant changes in the asset allocations are expected during 2020, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a CAPM using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2019	Percentage of Plan Assets at December 31,		Expected Long-Term Rate of Return
		2019	2018
Large cap domestic equities	20% - 50%	38%	38%	7.5%
Mid-cap domestic equities	0% - 15%	2%	2%	9.5%
Small-cap domestic equities	0% - 10%	2%	6%	7.8%
International equities	0% - 20%	8%	4%	4.7%
Intermediate fixed income	30% - 70%	45%	37%	4.6%
Alternative assets	0% - 10%	—%	—%	—%
Cash	0% - 20%	5%	13%	1.3%
Total		100%	100%

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

As of December 31, 2019 and 2018, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

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

The fair value of the plan assets at December 31, 2019 and 2018, by asset class are as follows (in thousands):

		Fair Value Measurement at December 31, 2019 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2,210	$2,210	$—	$—
Equity securities:
U.S. companies	17,939	17,939	—	—
International companies	—		—	—

Mutual funds	21,328	21,328	—	—

Debt securities:
U.S. Treasuries/Government bonds	3,054	—	3,054	—
U.S. Corporate bonds	1,026	—	1,026	—
Total plan assets	$45,557	$41,477	$4,080	$—

		Fair Value Measurement at December 31, 2018 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$5,476	$5,476	$—	$—
Equity securities:
U.S. companies	16,244	16,244	—	—
International companies	—	—	—	—

Mutual funds	16,242	16,242	—	—

Debt securities:
U.S. Treasuries/Government bonds	2,031	—	2,031	—
U.S. Corporate bonds	1,483	—	1,483	—
Total plan assets	$41,476	$37,962	$3,514	$—

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan (in thousands):

Calendar Year	Future Expected Benefit Payments
2020	$2,223
2021	$2,240
2022	$2,251
2023	$2,251
2024	$2,269
2025-2029	$11,350

The Corporation does not expect to contribute to the plan during 2020.  Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

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

Expense related to both plans totaled $1.3 million, $1.2 million, and $1.16 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The plan's assets at December 31, 2019, 2018 and 2017 include 155,696, 148,716, and 155,336 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

Defined Benefit Health Care Plan

On October 20, 2016, the Corporation amended its defined benefit health care plan to not allow any new retirees into the plan, effective January 1, 2017. The effects of this freeze are reflected in the defined benefit health care plan disclosures as of December 31, 2017.

The Corporation uses a December 31 measurement date for its defined benefit health care plan.

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2019 and 2018 (in thousands):

Changes in accumulated postretirement benefit obligation:	2019	2018
Accumulated postretirement benefit obligation - beginning of year	$363	$441
Service cost	—	—
Interest cost	16	16
Participant contributions	49	73
Amendments	—	—
Actuarial (gain) loss	31	22
Benefits paid	(127)	(189)
Accumulated postretirement benefit obligation at end of year	$332	$363

Change in plan assets:	2019	2018
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	78	116
Plan participants’ contributions	49	73
Benefits paid	(127)	(189)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(332)	$(363)

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Net actuarial loss	$417	$491
Prior service credit	(440)	(661)
Total before tax effects	$(23)	$(170)

Weighted-average assumption for disclosure as of December 31:	2019	2018	2017
Discount rate	3.33%	4.35%	3.74%
Health care cost trend: Initial (Pre-65/Post 65)	6.95% / 5.45%	6.95% / 5.45%	6.50%
Health care cost trend: Ultimate (Pre-65/Post 65)	4.75% / 4.75%	4.75% / 4.75%	5.00%
Year ultimate cost trend reached	2025	2024	2021

The components of net periodic postretirement benefit cost for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

Net periodic cost (benefit)	2019	2018	2017
Service cost	$—	$—	$—
Interest cost	16	16	20
Amortization of prior service benefit	(220)	(220)	(220)
Recognized actuarial loss	105	123	143
Recognized prior service benefit due to curtailments	—	—	—
Net periodic postretirement cost (benefit)	$(99)	$(81)	$(57)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2019	2018	2017
Net actuarial loss	$31	$22	$98
Recognized actuarial loss	(105)	(123)	(143)
Prior service credit	—	—	—
Amortization of prior service benefit	220	220	220
Total recognized in other comprehensive income (loss)(before tax effect)	$146	$119	$175

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$47	$38	$118

During 2019 the plan's total unrecognized net loss decreased by $74 thousand.  Because the total unrecognized net gain or loss in the plan exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average future life expectancy of all plan participants.  As of January 1, 2019, the average future life expectancy of all plan participants was 5.0 years.  Previous to the plan freeze as of December 31, 2016, the amortization period was based upon average future working lifetime of active employees. Actual results for 2020 will depend on the 2020 actuarial valuation of the plan.

Amounts expected to be recognized in net periodic cost during 2020 (in thousands):
Loss recognition	$96
Prior service cost recognition	$(220)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

Effect of a 1% increase in health care trend rate on:	2019	2018	2017
Benefit obligation	$17	$4	$5
Total service and interest cost	$1	$—	$—

Effect of a 1% decrease in health care trend rate on:	2019	2018	2017
Benefit obligation	$(16)	$(4)	$(6)
Total service and interest cost	$(1)	$—	$—

Weighted-average assumptions for net periodic cost as of December 31:	2019	2018	2017
Discount rate	4.35%	3.74%	4.16%
Health care cost trend: Initial	6.95% / 5.45%	6.50%	6.50%
Health care cost tread: Ultimate	4.75% / 4.75%	5.00%	5.00%
Year ultimate reached	2024	2021	2020

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten (in thousands):

Calendar Year	Future Estimated Benefit Payments
2020	$86
2021	$50
2022	$37
2023	$38
2024	$21
2025-2029	$87

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees.  The amount expected to be required in contributions to the plan during 2020 is $86 thousand.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code.  The benefits under this plan are unfunded as of December 31, 2019 and 2018.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2019 and 2018 (in thousands):

Change in projected benefit obligation:	2019	2018
Benefit obligation at beginning of year	$1,179	$1,289
Service cost	—	—
Interest cost	49	46
Actuarial (gain) loss	113	(47)
Benefits paid	(109)	(109)
Projected benefit obligation at end of year	$1,232	$1,179

Changes in plan assets:	2019	2018
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	109	109
Benefits paid	(109)	(109)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(1,232)	$(1,179)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Net actuarial loss	$283	$174
Prior service cost	—	—
Total before tax effects	$283	$174

Accumulated benefit obligation at December 31, 2019 and 2018 was $1.2 million and $1.2 million, respectively.

Weighted-average assumption for disclosure as of December 31:	2019	2018	2017
Discount rate	3.33%	4.35%	3.74%
Assumed rate of future compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

Net periodic benefit cost	2019	2018	2017
Service cost	$—	$—	$—
Interest cost	49	46	50
Recognized actuarial loss	4	7	3
Net periodic postretirement benefit cost	$53	$53	$53

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):	2019	2018	2017
Net actuarial (gain) loss	$113	$(47)	$66
Recognized actuarial loss	(4)	(7)	(3)
Total recognized in other comprehensive income (loss) (before tax effect)	$109	$(54)	$63

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$162	$(1)	$116

During 2019, the plan's total unrecognized net loss increased by $109 thousand. Because the unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average future life expectancy of all participants. Previously, the excess had been amortized over the average future working lifetime of active participants, however, there are no longer any active participants in the plan as of January 1, 2017, so the amortization period was changed to be the average future life expectancy of all plan participants. As of January 1, 2020, the average future life expectancy of plan participants was 12.73 years.

Amounts expected to be recognized in net periodic cost during 2020 (in thousands):
Loss recognition	$13
Prior service cost recognition	$—

Weighted-average assumptions for net periodic cost as of December 31:	2019	2018	2017
Discount rate	4.35%	3.74%	4.16%
Salary scale	N/A	N/A	N/A

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan (in thousands):

Calendar Year	Future Estimated Benefit Payments
2020	$109
2021	$107
2022	$105
2023	$102
2024	$99
2025-2029	$431

The Corporation expects to contribute $110 thousand to the plan during 2020. Corporation contributions are equal to the benefit payments to plan participants.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers, which was initiated in 2012.  The plan is unfunded as of December 31, 2019 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events.  The accrued obligation for the plan as of December 31, 2019 and 2018 was $1.6 million and $1.2 million, respectively.  A total of $0.4 million, $0.3 million, and $0.3 million was expensed during the years ended December 31, 2019, 2018, and 2017, respectively.  In addition to each participants account being credited with the annual company contribution, each account will receive a quarterly interest credit that will equal the average yield on five year U.S. Treasury Notes.

(15)    STOCK COMPENSATION

Board of Directors' Stock Compensation

Members of the Board of Directors receive common shares of the Corporation equal in value to the amount of fees individually earned during the previous year for service as a director.  The common shares are distributed to the Corporation's individual Board of Directors members from treasury shares of the Corporation on or about January15 following the calendar year of service. In 2019, the annual cash retainer paid to each non-employee director of the Corporation was increased by $6,000 to $11,500 and $19,250 for the Chairman of the Board.  The retainer for the Chairman of the Audit Committee was also increased by an additional $2,875 to $14,375.  The directors waived their right to stock compensation for the additional retainer fees paid.

Additionally, the Chief Executive Officer of the Corporation, who does not receive cash compensation as a member of the Board of Directors, is awarded common shares equal in value to the average of those awarded to Board of Directors members not employed by the Corporation who have served for 12 months during the prior year.

During January 2020, 2019, and 2018, 7,923, 8,465 and 6,015 shares, respectively, were re-issued from treasury to fund the stock component of the directors' and the Chief Executive Officer’s compensation.  An expense of $350 thousand, $357 thousand and $301 thousand related to this compensation was recognized during the years ended December 31, 2019, 2018 and 2017, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity as of December 31, 2019, and changes during the year ended is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2018	29,694	$40.81
Granted	13,692	44.75
Vested	(9,811)	38.01
Forfeited or Cancelled	—	—
Nonvested at December 31, 2019	33,575	$43.24

As of December 31, 2019, there was $1.3 million of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.53 years.  The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 were $438 thousand, $432 thousand and $382 thousand, respectively.

(16)    RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest) or board members, were customers of, and had loans and other transactions with the Corporation.  These loans are summarized as follows for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Balance at beginning of year	$62,741	$39,153
New loans or additional advances	1,895	10,624
Effect of changes in composition of related parties	4,456	25,815
Repayments	(9,119)	(12,851)
Balance at end of year	$59,973	$62,741

Deposits from principal officers, directors, and their affiliates at December 31, 2019 and 2018 were $18.3 million and $22.2 million, respectively.

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July 2022 from a member of the Corporation's Board of Directors with monthly rent expense totaling $4 thousand per month. Annual rent paid to this Board of Directors member totaled $52 thousand, $45 thousand, and $51 thousand for the years ended December 31, 2019, 2018, and 2017, respectively.

The Bank utilized legal services from a local law firm in which a member of the Board of Directors is a principal owner. Services totaled $10 thousand, $28 thousand, and $17 thousand for the years ended December 31, 2019, 2018, and 2017, respectively.

The Bank entered into a lease agreement in 2018 of its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February 2033 from a member of the Corporation's Board of Directors with monthly rent expense totaling $8 thousand per month. Rent paid to this Board of Directors member totaled $93 thousand and $84 thousand for the years ended December 31, 2019 and 2018, respectively.

The Bank leases its branch located at 127 Court Street, Binghamton, New York under a lease agreement through June 2030 with monthly lease payments of $5 thousand. The lease originated with an entity in whom the employer of a Director of the Corporation had a twenty percent interest. In July 2017, the employer of the Director sold its interest in the property to an unrelated third party from which the Bank continues to lease the property. Annual rent paid to the leasing entity while there was a related party interest totaled $79 thousand for the year ended December 31, 2017. The Bank sold a $2.0 million loan participation to the same employer of a Director of the Corporation during the the year ended December 31, 2017. As of December 31, 2017, the Bank had outstanding loan participations with the same employer of a Director of the Corporation in the amount of $6.6 million.  CFS offered insurance products to its customers through the same employer of a Director of the Corporation during the years ended December 31, 2018 and 2017. CFS earned income of less than $1 thousand related to these insurance products during the years ended December 31, 2018 and 2017. The Bank purchased insurance products from the same employer of a Director of the Corporation in the amount of $34 thousand during the years ended December 31, 2018 and 2017.

WMG provided trust services to members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners or board members. WMG fee income for the trust services provided totaled $580 thousand, $593 thousand, and $332 thousand for the years ended December 31, 2019, 2018, and 2017, respectively.

(17)    COMMITMENTS AND CONTINGENCIES

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows (in thousands):

	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$15,560	$25,233	$9,137	$18,033
Unused lines of credit	$1,062	$229,137	$848	$212,601
Standby letters of credit	$—	$16,272	$—	$16,161

Commitments to make real estate and home equity loans are generally made for periods of sixty days or less.  As of December 31, 2019, the fixed rate commitments to make loans have interest rates ranging from 3.88% to 5.88% and maturities ranging from five years to thirty years.  Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months.  As of December 31, 2019, the fixed rate commitments have interest rates ranging from 3.50% to 6.25%.

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled $16.3 million at December 31, 2019 and represent the maximum potential future payments the Corporation could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension.  The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2019 was not significant.

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

(18)    PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting) (in thousands):

BALANCE SHEETS - DECEMBER 31	2019	2018
Assets:
Cash on deposit with subsidiary bank	$3,938	$3,978
Investment in subsidiary - Chemung Canal Trust Company	175,470	158,166
Investment in subsidiary - CFS Group, Inc.	868	873
Investment in subsidiary - Chemung Risk Management, Inc.	1,954	1,748
Dividends receivable from subsidiary bank	—	—
Securities available for sale, at estimated fair value	492	554
Other assets	1,266	1,071
Total assets	$183,988	$166,390
Liabilities and shareholders' equity:
Dividends payable	$1,263	$1,254
Other liabilities	98	107
Total liabilities	1,361	1,361
Shareholders' equity:
Total shareholders' equity	182,627	165,029
Total liabilities and shareholders' equity	$183,988	$166,390

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2019	2018	2017
Dividends from subsidiary bank and non-bank	$4,516	$3,187	$4,926
Interest and dividend income	9	10	10
Non-interest income	(62)	(20)	22
Non-interest expenses	439	477	433
Income before impact of subsidiaries' undistributed earnings	4,024	2,700	4,525
Equity in undistributed earnings of Chemung Canal Trust Company	11,220	16,670	1,939
Equity in undistributed earnings of CFS Group, Inc.	(4)	(32)	(42)
Equity in undistributed earnings of Chemung Risk Management, Inc.	205	124	791
Income before income tax	15,445	19,462	7,213
Income tax benefit	(164)	(164)	(217)
Net income	$15,609	$19,626	$7,430

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2019	2018	2017
Cash flows from operating activities:
Net Income	$15,609	$19,626	$7,430
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(11,220)	(16,670)	(1,939)
Equity in undistributed earnings of CFS Group, Inc.	4	32	42
Equity in undistributed earnings of Chemung Risk Management, Inc.	(205)	(124)	(791)
Change in dividend receivable	—	1,233	(8)
Change in other assets	(196)	(32)	(214)
Change in other liabilities	(48)	773	51
Expense related to employee stock compensation	100	89	200
Expense related to restricted stock units for directors' deferred compensation plan	42	67	98
Expense to employee restricted stock awards	503	405	210
Net cash provided by operating activities	4,589	5,399	5,079
Cash flow from financing activities:
Cash dividends paid	(5,029)	(4,969)	(4,919)
Purchase of treasury stock	(185)	(112)	(61)
Sale of treasury stock	585	643	582
Net cash used in financing activities	(4,629)	(4,438)	(4,398)
Increase (decrease) in cash and cash equivalents	(40)	961	681
Cash and cash equivalents at beginning of year	3,978	3,017	2,336
Cash and cash equivalents at end of year	$3,938	$3,978	$3,017

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities, residential	225,234	—	225,234	—
Obligations of states and political subdivisions	42,845	—	42,845	—
Corporate bonds and notes	250	—	250	—
SBA loan pools	15,761	—	15,761	—
Total available for sale securities	$284,090	$—	$284,090	$—

Equity Investments	$1,442	$1,442	$—	$—
Derivative assets	6,466	—	6,466	—

Financial Liabilities:
Derivative liabilities	$6,831	$—	$6,466	$365

		Fair Value Measurement at December 31, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$5,472	$—	$5,472	$—
Mortgage-backed securities, residential	183,192	—	183,192	—
Obligations of states and political subdivisions	44,152	—	44,152	—
Corporate bonds and notes	247	—	247	—
SBA loan pools	9,195	—	9,195	—
Total available for sale securities	$242,258	$—	$242,258	$—

Equity investments	$1,075	$1,075	$—	$—
Derivative assets	3,142	—	3,142	—

Financial Liabilities:
Derivative liabilities	$3,282	$—	$3,142	$140

There were no transfers between Level 1 and Level 2 during the twelve month periods ending December 31, 2019 and 2018.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
(in thousands)	2019	2018	2019	2018
Balance of recurring Level 3 assets at January 1	$—	$—	$(140)	$(75)
Derivative instruments entered into	—	—	(43)	(1)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(182)	(64)
Balance of recurring Level 3 assets at December 31	$—	$—	$(365)	$(140)

The following table presents information related to Level 3 recurring fair value measurement at December 31, 2019 and December 31, 2018 (in thousands):

Description	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2019
Derivative liabilities	$365	Historical trend	Credit default rate	7.30% - 7.30% [7.30%]

Description	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2018
Derivative liabilities	$140	Historical trend	Credit default rate	7.46% - 7.46% [7.46%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$1,554	$—	$—	$1,554	$(1,597)
Total impaired loans	$1,554	$—	$—	$1,554	$(1,597)

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$111	$—	$—	$111	$—
Residential mortgages	284	—	—	284	(12)
Consumer loans:
Home equity lines and loans	122	—	—	122	—
Total other real estate owned, net	$517	$—	$—	$517	$(12)

		Fair Value Measurement at December 31, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$1,456	—	—	$1,456	$240
Total impaired loans	$1,456	$—	$—	$1,456	$240

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$213	$—	$—	$213	$—
Residential mortgages	204	—	—	204	—
Consumer loans:
Home equity lines and loans	157	—	—	157	(14)
Total other real estate owned, net	$574	$—	$—	$574	$(14)

The following table presents information related to Level 3 non-recurring fair value measurement at December 31, 2019 and 2018 (in thousands):

Asset	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2019
Impaired loans:
Commercial mortgages:
Commercial mortgages	$1,554	Sales comparison	Discount to appraised value	10.00% - 10.00% [10.00%]
	$1,554

OREO:
Commercial mortgages:
Commercial mortgages	$111	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	284	Sales comparison	Discount to appraised value	20.80% - 35.29% [24.09%]
Consumer loans:
Home equity lines and loans	122	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$517

Asset	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2018.
Impaired loans:
Commercial mortgages:
Commercial mortgages	$1,456	Sales comparison	Discount to appraised value	11.76% - 11.76% [11.76%]
	$1,456

OREO:
Commercial mortgages:
Commercial mortgages	$213	Sales comparison	Discount to appraised value	10.00% - 24.80% [17.72%]
Residential mortgages	204	Sales comparison	Discount to appraised value	20.80% - 39.78% [22.94%]
Consumer loans:
Home equity lines and loans	157	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$574

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at December 31, 2019 and December 31, 2018, are as follows (in thousands):

		Fair Value Measurements at December 31, 2019 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$25,203	$25,203	$—	$—	$25,203
Interest-bearing deposits in other financial institutions	96,701	96,701	—	—	96,701
Equity investments	2,174	2,174	—	—	2,174
Securities available for sale	284,090	—	284,090	—	284,090
Securities held to maturity	3,115	—	2,094	1,045	3,139
FHLBNY and FRBNY stock	3,099	—	—	—	N/A
Loans, net and loans held for sale	1,286,926	—	—	1,285,215	1,285,215
Accrued interest receivable	4,633	63	885	3,685	4,633
Derivative assets	6,466	—	6,466	—	6,466

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,410,962	$1,410,962	$—	$—	$1,410,962
Time deposits	161,176	—	163,761	—	163,761
Accrued interest payable	299	27	272	—	299
Derivative liabilities	6,831	—	6,466	365	6,831
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

(20)    REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.500% and for 2018 is 1.875%. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of December 31, 2019, the Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. At December 31, 2018, the most recent regulatory notifications categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. The Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets. There are no conditions or events since that notification that management believes have changed the institution's category.

As of December 31, 2019, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  During 2020, the Bank could, without prior approval, declare dividends of approximately $29.8 million plus any 2020 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following tables (in thousands):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$182,239	13.98%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$175,062	13.45%	$104,136	8.00%	$136,679	10.500%	$130,170	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$78,102	6.00%	$110,645	8.50%	$104,136	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$58,577	4.50%	$91,119	7.00%	$84,611	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$165,859	9.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	8.98%	$70,719	4.00%	N/A	N/A	$88,399	5.00%

	Actual		Minimum Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$169,416	13.14%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$162,536	12.62%	$103,039	8.00%	$127,189	9.875%	$128,799	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$153,263	11.89%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$146,401	11.37%	$77,280	6.00%	$101,429	7.875%	$103,039	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$153,263	11.89%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$146,401	11.37%	$57,960	4.50%	$82,110	6.375%	$83,720	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$153,263	8.79%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$146,401	8.41%	$69,598	4.00%	N/A	N/A	$86,998	5.00%
(21)    ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2019	(4,646)	(6,765)	(11,411)
Other comprehensive income before reclassification	6,028	(467)	5,561
Amounts reclassified from accumulated other comprehensive income (loss)	(14)	65	51
Net current period other comprehensive income (loss)	6,014	(402)	5,612
Balance at December 31, 2019	$1,368	$(7,167)	$(5,799)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2018	$(3,415)	$(6,925)	$(10,340)
Adjusted cumulative effect of accounting change	(202)	—	(202)
Balance at January 1, 2018	(3,617)	(6,925)	(10,542)
Other comprehensive income (loss) before reclassification	(1,029)	(530)	(1,559)
Amounts reclassified from accumulated other comprehensive income (loss)	—	690	690
Net current period other comprehensive income (loss)	(1,029)	160	(869)
Balance at December 31, 2018	$(4,646)	$(6,765)	$(11,411)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2017	$(4,356)	$(6,398)	$(10,754)
Other comprehensive income (loss) before reclassification	1,578	622	2,200
Amounts reclassified from accumulated other comprehensive income (loss)	(68)	119	51
Net current period other comprehensive loss	1,510	741	2,251
Stranded AOCI reclassification	(569)	(1,268)	(1,837)
Balance at December 31, 2017	$(3,415)	$(6,925)	$(10,340)

The following is the reclassification out of accumulated other comprehensive income (loss) for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,			Affected Line Item in the Statement Where Net Income is Presented
	2019	2018	2017
Unrealized gains and losses on securities available for sale:	—	—	—
Realized gains on securities available for sale	$(19)	$—	$(109)	Net gains on securities transactions
Tax effect	5	—	41	Income tax expense
Net of tax	(14)	—	(68)

Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(220)	(220)	(220)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	312	1,146	413	Other components of net periodic pension and postretirement benefits
Tax effect	(27)	(236)	(74)	Income tax expense
Net of tax	65	690	119
Total reclassification for the period, net of tax	$51	$690	$51
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other benefit plan costs (see Note 14 for additional information).

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

Year ended December 31, 2019	Core Banking	WMG	Holding Company, CFS and CRM	Consolidated Totals
Interest and dividend income	$66,868	$—	$64	$66,932
Interest expense	6,321	—	—	6,321
Net interest income	60,547	—	64	60,611
Provision for loan losses	5,945	—	—	5,945
Net interest income after provision for loan losses	54,602	—	64	54,666
Non-interest income	10,356	9,503	214	20,073
Non-interest expenses	48,213	6,326	1,157	55,696
Income (loss) before income tax expense	16,745	3,177	(879)	19,043
Income tax expense (benefit)	2,778	810	(154)	3,434
Segment net income (loss)	$13,967	$2,367	$(725)	$15,609

Segment assets	$1,780,401	$3,345	$4,082	$1,787,827

Year ended December 31, 2018	Core Banking	WMG	Holding Company, CFS and CRM	Consolidated Totals
Interest and dividend income	$64,511	$—	$42	$64,553
Interest expense	4,073	—	—	4,073
Net interest income	60,438	—	42	60,480
Provision for loan losses	3,153	—	—	3,153
Net interest income after provision for loan losses	57,285	—	42	57,327
Non-interest income	13,597	9,317	160	23,074
Non-interest expenses	49,650	5,997	1,119	56,766
Income (loss) before income tax expense	21,232	3,320	(917)	23,635
Income tax expense (benefit)	3,329	847	(167)	4,009
Segment net income (loss)	$17,903	$2,473	$(750)	$19,626

Segment assets	$1,747,208	$3,606	$4,529	$1,755,343

Year ended December 31, 2017	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$60,031	$—	$24	$60,055
Interest expense	3,068	—	—	3,068
Net interest income	56,963	—	24	56,987
Provision for loan losses	9,022	—	—	9,022
Net interest income after provision for loan losses	47,941	—	24	47,965
Non-interest income	11,225	8,804	462	20,491
Non-interest expenses	46,931	5,664	1,169	53,764
Income (loss) before income tax expense	12,235	3,140	(683)	14,692
Income tax expense (benefit)	6,283	1,191	(212)	7,262
Segment net income (loss)	$5,952	$1,949	$(471)	$7,430

Segment assets	$1,700,196	$4,061	$3,363	$1,707,620

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 12, 2020	By: /s/ Anders M. Tomson
Anders M. Tomson, President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 12, 2020	By: /s/ Karl F. Krebs
Karl F. Krebs, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry H. Becker	Director	March 12, 2020
Larry H. Becker

/s/ Ronald M. Bentley	Director	March 12, 2020
Ronald M. Bentley

/s/ Bruce W. Boyea	Director	March 12, 2020
Bruce W. Boyea

/s/ David M. Buicko	Director	March 12, 2020
David M. Buicko

/s/ David J. Dalrymple	Director and Chairman of the Board of Directors	March 12, 2020
David J. Dalrymple

/s/ Robert H. Dalrymple	Director	March 12, 2020
Robert H. Dalrymple

/s/ Denise V. Gonick	Director	March 12, 2020
Denise V. Gonick

/s/ Stephen M. Lounsberry, III	Director	March 12, 2020
Stephen M. Lounsberry, III

/s/ Jeffrey B. Streeter	Director	March 12, 2020
Jeffrey B. Streeter

(Signatures, continued)

Signature	Title	Date

/s/ Richard W. Swan	Director	March 12, 2020
Richard W. Swan

/s/ G. Thomas Tranter, Jr.	Director	March 12, 2020
G. Thomas Tranter, Jr.

/s/ Thomas R. Tyrrell	Director	March 12, 2020
Thomas R. Tyrrell

/s/ Anders M. Tomson	Chief Executive Officer and President	March 12, 2020
Anders M. Tomson

/s/ Karl F. Krebs	Chief Financial Officer and Treasurer	March 12, 2020
Karl F. Krebs

EXHIBIT INDEX

Exhibit	The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to November 20, 2019 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on November 20, 2019).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.2	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, filed herewith.*
10.1
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

10.2
Change of Control Agreement dated December 19, 2018 between Chemung Canal Trust Company and Anders M. Tomson, President and Chief Executive Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on December 19, 2018 and incorporated herein by reference).

10.3
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Karl F. Krebs, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on December 23, 2019 and incorporated herein by reference).

10.4	Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President, filed herewith.*
10.5
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer (filed as Exhibit 10.3 to Registrant’s Form 10-K on December 23, 2019 and incorporated herein by reference).

10.6
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Thomas W. Wirth, Executive Vice President (filed as Exhibit 10.4 to Registrant’s Form 8-K filed with the SEC on December 23, 2019 and incorporated herein by reference).

10.7
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Daniel D. Fariello, President of Capital Bank Division (filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on December 23, 2019 and incorporated herein by reference).

10.8	Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Loren D. Cole, Executive Vice President and Chief Information Officer, filed herewith.*
21	Subsidiaries of the Registrant.*
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
101.INS	Instance Document
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*
*	Filed herewith.