Form 10-Q
period 2020-03-31
CHEMUNG FINANCIAL CORP
filed 2020-05-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2020

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
YES:____ NO: X
The number of shares of the registrant's common stock, $.01 par value, outstanding on May 1, 2020 was 4,827,049.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS

To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Abbreviations

AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank Owned Life Insurance
CAM	Common area maintenance charges
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CECL	Current expected credit loss
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
COVID-19	Coronavirus disease 2019
CRM	Chemung Risk Management, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank of New York
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
IFRS	International Financial Reporting Standards
IRT	Incident Response Team
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment

PCI	Purchased credit impaired
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Tax Act	Tax Cuts and Jobs Act of 2017
TDRs	Troubled debt restructurings
WMG	Wealth Management Group

Terms

Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from financial institutions	$27,522	$25,203
Interest-earning deposits in other financial institutions	116,936	96,701
Total cash and cash equivalents	144,458	121,904

Equity investments, at estimated fair value	1,999	2,174
Securities available for sale, at estimated fair value	299,075	284,090
Securities held to maturity, estimated fair value of $3,024 at March 31, 2020 and $3,139 at December 31, 2019	3,001	3,115
FHLBNY and FRBNY Stock, at cost	3,099	3,099

Loans, net of deferred loan fees	1,320,461	1,309,219
Allowance for loan losses	(26,233)	(23,478)
Loans, net	1,294,228	1,285,741

Loans held for sale	801	1,185
Premises and equipment, net	21,781	22,417
Operating lease right-of-use assets	7,826	8,001
Goodwill	21,824	21,824
Other intangible assets, net	610	742
Bank-owned life insurance	3,017	3,111
Accrued interest receivable and other assets	39,610	30,424

Total assets	$1,841,329	$1,787,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$469,535	$468,238
Interest-bearing	1,138,568	1,103,900
Total deposits	1,608,103	1,572,138

Long term finance lease obligation	4,028	4,085
Operating lease liabilities	7,919	8,084
Dividends payable	1,266	1,263
Accrued interest payable and other liabilities	29,566	19,630
Total liabilities	1,650,882	1,605,200

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2020 and December 31, 2019	53	53
Additional paid-in capital	46,754	46,382
Retained earnings	154,926	153,701
Treasury stock, at cost; 432,257 shares at March 31, 2020 and 452,641 shares at December 31, 2019	(11,204)	(11,710)
Accumulated other comprehensive loss	(82)	(5,799)
Total shareholders' equity	190,447	182,627

Total liabilities and shareholders' equity	$1,841,329	$1,787,827

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Interest and dividend income:
Loans, including fees	$14,228	$14,489
Taxable securities	1,487	1,195
Tax exempt securities	271	273
Interest-earning deposits	398	708
Total interest and dividend income	16,384	16,665
Interest expense:
Deposits	1,286	1,461
Borrowed funds	36	37
Total interest expense	1,322	1,498
Net interest income	15,062	15,167
Provision for loan losses	3,050	1,093
Net interest income after provision for loan losses	12,012	14,074

Non-interest income:
WMG fee income	2,229	2,276
Service charges on deposit accounts	990	1,104
Interchange revenue from debit card transactions	925	1,031
Changes in fair value of equity investments	(246)	89
Net gains on sales of loans held for sale	75	48
Net gains (losses) on sales of other real estate owned	(29)	(83)
Income from bank-owned life insurance	119	15
Other	667	445
Total non-interest income	4,730	4,925

Non-interest expenses:
Salaries and wages	5,768	5,721
Pension and other employee benefits	1,516	1,545
Other components of net periodic pension and postretirement benefits	(265)	(141)
Net occupancy	1,522	1,567
Furniture and equipment	475	528
Data processing	1,914	1,727
Professional services	329	405
Amortization of intangible assets	132	163
Marketing and advertising	324	268
Other real estate owned	29	31
FDIC insurance	250	265
Loan expense	310	196
Other	1,445	1,222
Total non-interest expenses	13,749	13,497
Income before income tax expense	2,993	5,502
Income tax expense	502	1,034
Net income	$2,491	$4,468

Weighted average shares outstanding	4,895	4,860
Basic and diluted earnings per share	$0.51	$0.92

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$2,491	$4,468
Other comprehensive income
Unrealized holding gains on securities available for sale	7,646	3,430
Tax effect	1,950	874
Net of tax amount	5,696	2,556

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(55)
Reclassification adjustment for amortization of net actuarial loss	77	73
Total before tax effect	22	18
Tax effect	1	5
Net of tax amount	21	13

Total other comprehensive income	5,717	2,569

Comprehensive income	$8,208	$7,037

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2019, as reported	$53	$45,820	$143,129	$(12,562)	$(11,411)	$165,029
Net income	—	—	4,468	—	—	4,468
Other comprehensive income	—	—	—	—	2,569	2,569
Restricted stock awards	—	101	—	—	—	101
Restricted stock units for directors' deferred compensation plan	—	11	—	—	—	11
Cash dividends declared ($0.26 per share)	—	—	(1,257)	—	—	(1,257)
Distribution of 8,465 shares of treasury stock for directors' compensation	—	139	—	218	—	357
Distribution of 2,373 shares of treasury stock for employee compensation	—	39	—	61	—	100
Distribution of 439 shares of treasury stock granted for employee restricted stock awards	—	—	—	11	—	11
Repurchase of 272 shares of common stock	—	—	—	(13)	—	(13)
Sale of 3,665 shares of treasury stock (a)	—	64	—	94	—	158
Balances at March 31, 2019	$53	$46,174	$146,340	$(12,191)	$(8,842)	$171,534

Balances at January 1, 2020	$53	$46,382	$153,701	$(11,710)	$(5,799)	$182,627
Net income	—	—	2,491	—	—	2,491
Other comprehensive income	—	—	—	—	5,717	5,717
Restricted stock awards	—	125	—	—	—	125
Restricted stock units for directors' deferred compensation plan	—	11	—	—	—	11
Distribution of 255 shares of treasury stock grants for employee restricted stock awards	—	(7)	—	7	—	—
Cash dividends declared ($0.26 per share)	—	—	(1,266)	—	—	(1,266)
Distribution of 7,923 shares of treasury stock for directors' compensation	—	144	—	206	—	350
Distribution of 2,274 shares of treasury stock for employee compensation	—	41	—	59	—	100
Repurchase of 4,141 shares of common stock	—	—	—	(128)	—	(128)
Sale of 14,185 shares of treasury stock (a)	—	53	—	367	—	420
Forfeiture of 112 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at March 31, 2020	$53	$46,754	$154,926	$(11,204)	$(82)	$190,447
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2020	2019
Net income	2,491	4,468
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	175	159
Amortization of intangible assets	132	163
Provision for loan losses	3,050	1,093
Loss on disposal of fixed assets	—	9
Depreciation and amortization of fixed assets	757	816
Amortization of premiums on securities, net	237	236
Gain on sales of loans held for sale, net	(75)	(48)
Proceeds from sales of loans held for sale	3,089	2,416
Loans originated and held for sale	(2,630)	(2,524)
Net losses on sale of other real estate owned	29	83
Write-downs on other real estate owned	8	—
Net change in fair value of equity investments	246	(89)
Purchase of equity investments	(71)	(34)
Increase in other assets and accrued interest receivable	(9,322)	(1,147)
(Decrease) increase in accrued interest payable	(6)	47
Expense related to restricted stock units for directors' deferred compensation plan	11	11
Expense related to employee stock compensation	101	100
Expense related to employee restricted stock awards	125	101
Payments on operating leases	(165)	(151)
Increase in other liabilities	8,231	1,550
Income from bank owned life insurance	(119)	(15)
Net cash provided by operating activities	6,294	7,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	8,882	8,198
Proceeds from maturities and principal collected on securities held to maturity	114	1,074
Purchases of securities available for sale	(16,458)	(29,467)
Purchases of securities held to maturity	—	(60)
Purchase of FHLBNY and FRBNY stock	—	(5)
Purchases of premises and equipment	(121)	(124)
Proceeds from sale of other real estate owned	101	313
Proceeds from bank owned life insurance	213	—
Net (increase) decrease in loans	(11,537)	12,550
Net cash used in investing activities	(18,806)	(7,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	30,880	(9,502)
Increase in time deposits	5,086	6,767
Payments made on capital lease	(57)	(54)
Sale of treasury stock	420	158
Cash dividends paid	(1,263)	(1,254)
Net cash provided by (used in) financing activities	35,066	(3,885)
Net increase (decrease) in cash and cash equivalents	22,554	(4,162)
Cash and cash equivalents, beginning of period	121,904	129,972
Cash and cash equivalents, end of period	144,458	125,810

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2020	2019
Cash paid for:
Interest	1,328	1,451
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	—	27
Dividends declared, not yet paid	1,266	1,257
Repurchase of common stock in lieu of employee payroll taxes	37	—
Distribution of treasury stock for directors' compensation	350	357

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The unaudited consolidated financial statements should be read in conjunction with the Corporation's 2019 Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Reclassifications

Amounts in the prior year financial statements are reclassified whenever necessary to conform to the current year's presentation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal years beginning after December 15, 2018. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the proposed delay and has elected to defer implementation until January 1, 2023. The Corporation anticipates that the adoption of the CECL model will result in an increase to the Corporation's allowance for loan losses. The Corporation has established a committee to oversee the implementation of CECL and has selected a vendor to assist in the implementation process. In 2018, the committee began establishing parameters which will be used in the CECL model with the selected vendor. The Corporation is running its current incurred loss model and a CECL model concurrently. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides banking organizations which previously adopted for fiscal years beginning after December 15, 2019, temporary relief from complying with CECL.

Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (TDRs) under ASC 310-40, Receivables: Troubled Debt Restructurings by Creditors, in certain situations. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. All loan modifications made by the Corporation in response to the COLVID-19 pandemic have been in accordance with Section 4013 of the CARES Act.

Adoption of New Accounting Standards

On January 1, 2020, the Corporation adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of the ASU is to simplify the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Additionally, the ASU removes the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. The adoption of the ASU did not have a significant impact on the Corporation's consolidated financial statements.

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

Risks and Uncertainties - COVID19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic, more than 30 million people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

The Corporation's consolidated financial statements reflect estimates and assumptions that affect the reported amounts of assets and liabilities, including the amount of the allowances for credit losses established. Management evaluated the potential impact of the COVID-19 pandemic as it related to the loan portfolio and as part of this analysis, management identified what it believes to be higher risk loans through a detailed analysis of industry codes. Certain allowance qualitative factors were increased based on an assessment of the impact of the current pandemic on local, national and global economic conditions as well as the perceived risks inherent in specific industries and credit characteristics.

Management has taken actions to identify and assess additional possible credit exposure due to the COVID-19 pandemic based upon the industry types within the current loan portfolio. As of March 31, 2020, "highly impacted" industries total $199.4 million, or 22.3% of the Bank's commercial loan portfolio as of March 31, 2020.

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur. Earnings per share were computed by dividing net income by 4,895 and 4,860 weighted average shares outstanding for the three-month periods ended March 31, 2020 and 2019, respectively. There were no common stock equivalents during the three-month periods ended March 31, 2020 or 2019.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities, residential	$227,180	$8,025	$206	$234,999
Obligations of states and political subdivisions	40,984	1,641	—	42,625
Corporate bonds and notes	250	—	—	250
SBA loan pools	21,181	91	71	21,201
Total	$289,595	$9,757	$277	$299,075

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities, residential	225,029	1,471	1,266	225,234
Obligations of states and political subdivisions	41,265	1,580	—	42,845
Corporate bonds and notes	250	—	—	250
SBA loan pools	15,712	95	46	15,761
Total	$282,256	$3,146	$1,312	$284,090

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	March 31, 2020
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$931	$—	$—	$931
Time deposits with other financial institutions	2,070	23	—	2,093
Total	$3,001	$23	$—	$3,024

	December 31, 2019
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,045	$—	$—	$1,045
Time deposits with other financial institutions	2,070	24	—	2,094
Total	$3,115	$24	$—	$3,139

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	March 31, 2020
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$475	$475	$1,480	$1,484
After one, but within five years	10,439	10,779	1,521	1,540
After five, but within ten years	29,271	30,541	—	—
After ten years	1,049	1,080	—	—
	41,234	42,875	3,001	3,024
Mortgage-backed securities, residential	227,180	234,999	—	—
SBA loan pools	21,181	21,201	—	—
Total	$289,595	$299,075	$3,001	$3,024

There were no proceeds from sales of securities resulting in gains or losses for the three months ended March 31, 2020 and 2019.

The following tables summarize the investment securities available for sale with unrealized losses at March 31, 2020 and December 31, 2019 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$5,168	$114	$3,875	$92	$9,043	$206
SBA loan pools	6,009	37	1,338	34	7,347	71
Total temporarily impaired securities	$11,177	$151	$5,213	$126	$16,390	$277

	Less than 12 months		12 months or longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	71,506	791	54,343	475	125,849	1,266
SBA loan pools	3,014	9	1,405	37	4,419	46
Total temporarily impaired securities	$74,520	$800	$55,748	$512	$130,268	$1,312

Other-Than-Temporary Impairment

As of March 31, 2020, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities.  At March 31, 2020, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2020.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Commercial and agricultural:
Commercial and industrial	$235,690	$230,018
Agricultural	289	274
Commercial mortgages:
Construction	40,957	43,962
Commercial mortgages, other	618,831	604,832
Residential mortgages	192,722	188,338
Consumer loans:
Credit cards	—	—
Home equity lines and loans	88,149	91,784
Indirect consumer loans	129,473	134,973
Direct consumer loans	14,350	15,038
Total loans, net of deferred origination fees and costs	1,320,461	1,309,219
Interest receivable on loans	3,759	3,684
Total recorded investment in loans	$1,324,220	$1,312,903

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$10,227	$8,869	$1,252	$3,130	$23,478
Charge-offs	(30)	—	—	(403)	(433)
Recoveries	4	1	—	135	140
Net recoveries (charge-offs)	(26)	—	—	(268)	(294)
Provision	990	1,603	169	288	3,050
Ending balance	$11,191	$10,472	$1,421	$3,149	$26,233

	Three Months Ended March 31, 2019
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$5,383	$8,184	$1,226	$4,151	$18,944
Charge-offs	(7)	—	(2)	(439)	(448)
Recoveries	11	1	—	144	156
Net recoveries (charge-offs)	4	1	(2)	(295)	(292)
Provision	42	1,289	(9)	(229)	1,093
Ending balance	$5,429	$9,474	$1,215	$3,627	$19,745

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,851	$2,058	$—	$—	$7,909
Collectively evaluated for impairment	5,340	8,414	1,421	3,149	18,324
Total ending allowance balance	$11,191	$10,472	$1,421	$3,149	$26,233

	December 31, 2019
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,000	$2,097	$—	$—	$8,097
Collectively evaluated for impairment	4,227	6,772	1,252	3,130	15,381
Total ending allowance balance	$10,227	$8,869	$1,252	$3,130	$23,478

	March 31, 2020
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$5,952	$8,478	$518	$149	$15,097
Loans collectively evaluated for impairment	230,698	653,183	192,751	232,491	1,309,123
Total ending loans balance	$236,650	$661,661	$193,269	$232,640	$1,324,220

	December 31, 2019
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$6,147	$8,844	$525	$149	$15,665
Loans collectively evaluated for impairment	224,775	641,726	188,349	242,388	1,297,238
Total ending loans balance	$230,922	$650,570	$188,874	$242,537	$1,312,903

The following table presents loans individually evaluated for impairment recognized by class of loans as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$105	$106	$—	$133	$133	$—
Commercial mortgages:
Construction	231	232	—	247	247	—
Commercial mortgages, other	3,219	3,220	—	3,501	3,503	—
Residential mortgages	547	518	—	554	525	—
Consumer loans:
Home equity lines and loans	171	149	—	171	149	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,845	5,846	5,851	6,013	6,014	6,000
Commercial mortgages:
Commercial mortgages, other	5,025	5,026	2,058	5,093	5,094	2,097
Total	$15,143	$15,097	$7,909	$15,712	$15,665	$8,097

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$120	$—	$325	$1
Commercial mortgages:
Construction	239	2	301	2
Commercial mortgages, other	3,362	—	3,889	5
Residential mortgages	521	5	397	2
Consumer loans:
Home equity lines & loans	149	2	111	1
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,930	—	1,807	—
Commercial mortgages:
Commercial mortgages, other	5,060	—	3,523	—
Total	$15,381	$9	$10,353	$11
(1)Cash basis interest income approximates interest income recognized.

The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of March 31, 2020 and December 31, 2019 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Commercial and agricultural:
Commercial and industrial	$5,951	$6,147	$8	$7
Commercial mortgages:
Construction	73	80	—	—
Commercial mortgages, other	8,247	8,407	—	—
Residential mortgages	2,265	2,155	—	—
Consumer loans:
Credit cards	—	—	—	—
Home equity lines and loans	638	641	—	—
Indirect consumer loans	767	571	—	—
Direct consumer loans	7	7	—	—
Total	$17,948	$18,008	$8	$7

The following tables present the aging of the recorded investment in loans as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$347	$1,373	$4,264	$5,984	$230,376	$236,360
Agricultural	—	—	—	—	290	290
Commercial mortgages:
Construction	—	—	—	—	41,073	41,073
Commercial mortgages, other	2,385	1,211	2,297	5,893	614,695	620,588
Residential mortgages	1,432	286	1,131	2,849	190,420	193,269
Consumer loans:
Home equity lines and loans	368	174	95	637	87,784	88,421
Indirect consumer loans	1,050	216	376	1,642	128,167	129,809
Direct consumer loans	33	21	6	60	14,350	14,410
Total	$5,615	$3,281	$8,169	$17,065	$1,307,155	$1,324,220

	December 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,285	$49	$4,398	$5,732	$224,916	$230,648
Agricultural	—	—	—	—	274	274
Commercial mortgages:
Construction	—	—	—	—	44,082	44,082
Commercial mortgages, other	440	277	2,165	2,883	603,605	606,488
Residential mortgages	1,016	804	956	2,775	186,099	188,874
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	353	151	149	653	91,412	92,065
Indirect consumer loans	1,546	377	355	2,278	133,088	135,366
Direct consumer loans	32	10	6	49	15,057	15,106
Total	$4,672	$1,668	$8,029	$14,370	$1,298,533	$1,312,903

Troubled Debt Restructurings:

A modification of a loan may result in classification as a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs.  As of March 31, 2020, in conformance with Section 4013 of the CARES Act, the Corporation modified a total of 444 commercial and consumer loans represented by a total loan balance of $56.6 million.

As of March 31, 2020 and December 31, 2019, the Corporation has a recorded investment in TDRs of $8.7 million and $9.0 million, respectively.  There were specific reserves of $2.3 million allocated for TDRs at both March 31, 2020 and December 31, 2019, respectively.  As of March 31, 2020, TDRs totaling $0.8 million were accruing interest under the modified terms and $7.9 million were on non-accrual status.  As of December 31, 2019, TDRs totaling $0.9 million were accruing interest under the modified terms and $8.1 million were on non-accrual status.  The Corporation had committed no additional amounts as of both March 31, 2020 and December 31, 2019, to customers with outstanding loans that are classified as TDRs.

During the three month period ended March 31, 2020, no loans were modified as TDRs. During the three-month period ended March 31, 2019, the terms of certain loans were modified as TDRs. The modification of the terms of one home equity loan during the three months ended March 31, 2019 included a reduction in the stated interest rate for the remaining life of the loan, an extension of the maturity date for approximately three years, and a reduction of the scheduled amortized payment of the loan for greater than a three month period.

The following table present loans by class modified as TDRs that occurred during the three months ended March 31, 2019 (dollars in thousands):

March 31, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Consumer loans:
Home equity lines and loans	1	$137	$137
Total	1	$137	$137

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three-month period ended March 31, 2019.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three-month periods ended March 31, 2020 and 2019.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of March 31, 2020 and December 31, 2019, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	March 31, 2020
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$214,801	$5,852	$9,926	$5,781	$236,360
Agricultural	—	290	—	—	—	290
Commercial mortgages:
Construction	—	37,123	398	3,552	—	41,073
Commercial mortgages	—	593,742	11,483	11,008	4,355	620,588
Residential mortgages	191,004	—	—	2,265	—	193,269
Consumer loans:
Home equity lines and loans	87,783	—	—	638	—	88,421
Indirect consumer loans	129,042	—	—	767	—	129,809
Direct consumer loans	14,403	—	—	7	—	14,410
Total	$422,232	$845,956	$17,733	$28,163	$10,136	$1,324,220

	December 31, 2019
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$208,552	$5,915	$10,361	$5,820	$230,648
Agricultural	—	274	—	—	—	274
Commercial mortgages:
Construction	—	40,304	168	3,610	—	44,082
Commercial mortgages	—	577,266	12,451	12,356	4,415	606,488
Residential mortgages	186,719	—	—	2,155	—	188,874
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	91,424	—	—	641	—	92,065
Indirect consumer loans	134,795	—	—	571	—	135,366
Direct consumer loans	15,099	—	—	7	—	15,106
Total	$428,037	$826,396	$18,534	$29,701	$10,235	$1,312,903

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$191,004	$—	$87,783	$129,042	$14,403
Non-Performing	2,265	—	638	767	7
	$193,269	$—	$88,421	$129,809	$14,410

	December 31, 2019
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$186,719	$—	$91,424	$134,795	$15,099
Non-Performing	2,155	—	641	571	7
	$188,874	$—	$92,065	$135,366	$15,106

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$234,999	$—	$234,999	$—
Obligations of states and political subdivisions	42,625	—	42,625	—
Corporate bonds and notes	250	—	250	—
SBA loan pools	21,201	—	21,201	—
Total available for sale securities	$299,075	$—	$299,075	$—

Equity investments, at fair value	$1,274	$1,274	$—	$—
Derivative assets	16,343	—	16,343	—

Financial Liabilities:
Derivative liabilities	$16,773	$—	$16,343	$430

There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2020.

		Fair Value Measurement at December 31, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	225,234	—	225,234	—
Obligations of states and political subdivisions	42,845	—	42,845	—
Corporate bonds and notes	250	—	250	—
SBA loan pools	15,761	—	15,761	—
Total available for sale securities	$284,090	$—	$284,090	$—

Equity investments, at fair value	$1,442	$1,442	$—	$—
Derivative assets	6,466	—	6,466	—

Financial Liabilities:
Derivative liabilities	$6,831	$—	$6,466	$365

There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2019.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Assets (Liabilities)
	Derivative Liabilities
	March 31, 2020	March 31, 2019
Balance of recurring Level 3 assets at January 1	$(365)	$(140)
Derivative instruments entered into	(9)	(24)
Total gains or losses for the period:
Included in earnings - other non-interest income	(56)	(66)
Included in other comprehensive income	—	—
Transfers out of Level 3	—	—
Balance of recurring Level 3 assets at March 31,	$(430)	$(230)

The following table presents information related to Level 3 recurring fair value measurements at March 31, 2020 and December 31, 2019 (in thousands):

Description	Fair Value at March 31, 2020	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at March 31, 2020
Derivative liabilities	$430	Historical trend	Credit default rate	12.86% - 20.75% [13.82%]

Description	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2019
Derivative liabilities	$365	Historical trend	Credit default rate	7.30% - 7.30% [7.30%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$1,554	$—	$—	$1,554	$(1,429)
Total impaired loans	$1,554	$—	$—	$1,554	$(1,429)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$111	$—	$—	$111	$—
Residential mortgages	178	—	—	178	—
Consumer loans:
Home equity lines and loans	91	—	—	91	—
Total other real estate owned, net	$380	$—	$—	$380	$—

		Fair Value Measurement at December 31, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$1,554	$—	$—	$1,554	$(1,597)
Total impaired loans	$1,554	$—	$—	$1,554	$(1,597)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$111	$—	$—	$111	$—
Residential mortgages	284	—	—	284	(12)
Consumer loans:
Home equity lines and loans	122	—	—	122	—
Total other real estate owned, net	$517	$—	$—	$517	$(12)

The following tables present information related to Level 3 non-recurring fair value measurement at March 31, 2020 and December 31, 2019 (in thousands):

Description	Fair Value at March 31, 2020	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at March 31, 2020
Impaired loans:
Commercial mortgages:
Commercial mortgages	$1,554	Sales comparison	Discount to appraised value	10.31% - 10.31% [10.31%]
	$1,554

OREO:
Commercial mortgages:
Commercial mortgages	$111	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	178	Sales comparison	Discount to appraised value	0.00% -0.00% [0.00%]
Consumer loans:
Home equity lines and loans	91	Sales comparison	Discount to appraised value	27.49% - 27.49% [27.49%]
	$380

Description	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2019
Impaired loans:
Commercial mortgages:
Commercial mortgages	1,554	Sales comparison	Discount to appraised value	10.00% - 10.00% [10.00%]
Consumer loans:
	$1,554

OREO:
Commercial mortgages:
Commercial mortgages	$111	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	284	Sales comparison	Discount to appraised value	20.80% - 35.29% [24.09%]
Consumer loans:
Home equity lines and loans	122	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$517

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2020 and December 31, 2019, are as follows (in thousands):

	March 31, 2020
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$27,522	$27,522	$—	$—	$27,522
Interest-earning deposits in other financial institutions	116,936	116,936	—	—	116,936
Equity investments	1,999	1,999	—	—	1,999
Securities held to maturity	3,001	—	2,093	931	3,024
FHLBNY and FRBNY stock	3,099	—	—	—	N/A
Loans, net and loans held for sale	1,295,029	—	—	1,298,475	1,298,475
Accrued interest receivable	4,786	39	988	3,759	4,786
Derivative Assets	16,343	—	16,343	—	16,343

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,441,841	$1,441,841	$—	$—	$1,441,841
Time deposits	166,262	—	169,803	—	169,803
Accrued interest payable	293	11	282	—	293
Derivative Liabilities	16,773	—	16,343	430	16,773
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	December 31, 2019
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$25,203	$25,203	$—	$—	$25,203
Interest-earning deposits in other financial institutions	96,701	96,701	—	—	96,701
Equity investments	2,174	2,174	—	—	2,174
Securities available for sale	284,090	—	284,090	—	284,090
Securities held to maturity	3,115	—	2,094	1,045	3,139
FHLBNY and FRBNY stock	3,099	—	—	—	N/A
Loans, net and loans held for sale	1,286,926	—	—	1,285,215	1,285,215
Accrued interest receivable	4,633	63	885	3,685	4,633
Derivative Asset	6,466	—	6,466	—	6,466

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,410,962	$1,410,962	$—	$—	$1,410,962
Time deposits	161,176	—	163,761	—	163,761
Accrued interest payable	299	27	272	—	299
Derivative Liabilities	6,831	—	6,466	365	6,831
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements.  The leases expire at various dates through 2033 and generally include renewal options.  As of March 31, 2020, the weighted average remaining lease term was 9.0 years with a weighted average discount rate of 3.27%.  Rent expense was $0.2 million for the three months ended March 31, 2020. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements.  The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at March 31, 2020 and December 31, 2019 consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Operating lease right-of-use asset	$8,713	$8,713
Less: accumulated amortization	(887)	(712)
Operating lease right-of-use-assets, net	$7,826	$8,001

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of March 31, 2020 (in thousands):

Year	Amount
2020	$700
2021	930
2022	869
2023	889
2024	880
2025 and thereafter	5,347
Total minimum lease payments	9,615
Less: amount representing interest	(1,696)
Present value of net minimum lease payments	$7,919

As of March 31, 2020, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases.  The lease arrangements require monthly payments through 2036. As of March 31, 2020, the weighted average remaining lease term was 12.8 years with a weighted average discount rate of 3.35%.  The Corporation has included these leases in premises and equipment as of March 31, 2020 and December 31, 2019 as follows (in thousands):

	March 31, 2020	December 31, 2019
Buildings	$5,572	$5,572
Less: accumulated depreciation	(1,625)	(1,541)
Net book value	$3,947	$4,031

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of March 31, 2020 (in thousands):

Year	Amount
2020	$284
2021	388
2022	391
2023	391
2024	391
2025 and thereafter	3,248
Total minimum lease payments	5,093
Less: amount representing interest	(1,065)
Present value of net minimum lease payments	$4,028

As of March 31, 2020, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2022 from a member of the Corporation's Board of Directors with monthly rent expense totaling $4 thousand per month. Rent paid to this Board of Directors member totaled $12 thousand and $12 thousand for the three month periods ended March 31, 2020 and 2019, respectively.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February 2033 from a member of the Corporation's Board of Directors with monthly rent expense totaling $8 thousand per month. Rent paid to this Board of Directors member totaled $24 thousand and $24 thousand for the three month periods ended March 31, 2020 and 2019, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the three month periods ended March 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance March 31,	$21,824	$21,824

Acquired intangible assets were as follows at March 31, 2020 and December 31, 2019 (in thousands):

	At March 31, 2020		At December 31, 2019
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,875	$5,975	$5,832
Other customer relationship intangibles	5,633	5,123	5,633	5,034
Total	$11,608	$10,998	$11,608	$10,866

Aggregate amortization expense was $0.1 million and $0.2 million for the three month periods ended March 31, 2020 and 2019, respectively.

The remaining estimated aggregate amortization expense at March 31, 2020 is listed below (in thousands):

Year	Estimated Expense
2020	$352
2021	258
2022
2023	—
2024	—
Total	$610

The amount of goodwill reflected in the Corporation's Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31 and no impairment charges were incurred.

Changes in the macroeconomic environment resulting from the COVID-19 pandemic created a triggering event in the three month period ended March 31, 2020 and the Corporation performed an interim impairment test. The impairment test performed for the quarter ended March 31, 2020 determined no additional impairment was required.

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$22,930	$24,160	$15,560	$25,233
Unused lines of credit	2,213	234,343	1,062	229,137
Standby letters of credit	—	16,022	—	16,272

On February 4, 2020, the Corporation filed a lawsuit against Pioneer Bank, Albany, New York, in the Supreme Court of the State of New York in the County of Albany. As disclosed in the Corporation’s September 12, 2019 Current Report on Form 8-K, the Bank owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. The Bank’s complaint alleges that Pioneer Bank, as lead bank, breached the participation agreement and engaged in fraud and negligent misrepresentation. The Bank seeks to recover $4.2 million and additional damages as a result of purchasing the participation interest.

On April 23, 2020 the Corporation received payment of $461,309 from Pioneer Bank related to its obligation under the participation agreements. This event was not considered material in nature and thus did not result in an adjustment to the financial statements.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  As of March 31, 2020, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 9        ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2020	$1,368	$(7,167)	$(5,799)
Other comprehensive income before reclassification	5,696	—	5,696
Amounts reclassified from accumulated other comprehensive income	—	21	21
Net current period other comprehensive income	5,696	21	5,717
Balance at March 31, 2020	$7,064	$(7,146)	$(82)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2019	$(4,646)	$(6,765)	$(11,411)
Other comprehensive loss before reclassification	2,556	—	2,556
Amounts reclassified from accumulated other comprehensive income	—	13	13
Net current period other comprehensive income	2,556	13	2,569
Balance at March 31, 2019	$(2,090)	$(6,752)	$(8,842)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2020	2019
Prior service costs (a)	$(55)	$(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	77	73	Other components of net periodic pension and postretirement benefits
Tax effect	(1)	(5)	Income tax expense
Net of tax	21	13
Total reclassification for the period, net of tax	$21	$13
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three months ended March 31, 2020 and 2019 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2020
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$805	$—	$—	$805
Other	185	—	—	185
Interchange revenue from debit card transactions	925	—	—	925
WMG fee income	—	2,229	—	2,229
CFS fee and commission income	—	—	177	177
Net gains (losses) on sales of OREO	(29)	—	—	(29)
Net gains on sales of loans(a)	75	—	—	75
Loan servicing fees(a)	27	—	—	27
Net gains on sales of securities(a)	—	—	—	—
Changes in fair value of equity investments(a)	(167)	—	(79)	(246)
Other(a)	543	—	39	582
Total non-interest income (loss)	$2,364	$2,229	$137	$4,730

	Three Months Ended March 31, 2019
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$888	$—	$—	$888
Other	216	—	—	216
Interchange revenue from debit card transactions	1,031	—	—	1,031
WMG fee income	—	2,276	—	2,276
CFS fee and commission income	—	—	168	168
Net gains (losses) on sales of OREO	(83)	—	—	(83)
Net gains on sales of loans(a)	48	—	—	48
Loan servicing fees(a)	35	—	—	35
Net gains on sales of securities(a)	—	—	—	—
Changes in fair value of equity investments(a)	73	—	16	89
Other(a)	257	—	—	257
Total non-interest income	$2,465	$2,276	$184	$4,925
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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	322	379
Expected return on plan assets	(610)	(554)
Amortization of unrecognized transition obligation	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	49	49
Net periodic pension benefit	$(239)	$(126)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	10	13
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	3	1
Net periodic supplemental pension cost	$13	$14

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	2	3
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	(55)	(55)
Amortization of unrecognized net loss	25	23
Net periodic postretirement, medical and life benefit	$(28)	$(29)

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

Accounting policies for the segments are the same as those described in Note 1 of the Corporation’s 2019 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2020. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  The Holding Company, CFS, and CRM column below includes amounts to eliminate transactions between segments (in thousands).

	Three months ended March 31, 2020
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,367	$—	$17	$16,384
Interest expense	1,322	—	—	1,322
Net interest income	15,045	—	17	15,062
Provision for loan losses	3,050	—	—	3,050
Net interest income after provision for loan losses	11,995	—	17	12,012
Other non-interest income	2,364	2,229	137	4,730
Other non-interest expenses	11,882	1,602	265	13,749
Income (loss) before income tax expense (benefit)	2,477	627	(111)	2,993
Income tax expense (benefit)	390	161	(49)	502
Segment net income (loss)	$2,087	$466	$(62)	$2,491

Segment assets	$1,833,135	$3,281	$4,913	$1,841,329

	Three months ended March 31, 2019
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,652	$—	$13	$16,665
Interest expense	1,498	—	—	1,498
Net interest income	15,154	—	13	15,167
Provision for loan losses	1,093	—	—	1,093
Net interest income after provision for loan losses	14,061	—	13	14,074
Other non-interest income	2,465	2,276	184	4,925
Legal accruals and settlements	—	—	—	—
Other non-interest expenses	11,625	1,575	297	13,497
Income (loss) before income tax expense (benefit)	4,901	701	(100)	5,502
Income tax expense (benefit)	889	179	(34)	1,034
Segment net income (loss)	$4,012	$522	$(66)	$4,468

Segment assets	$1,758,795	$3,697	$7,080	$1,769,572

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

During January 2020 and 2019, 7,923 and 8,465 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $89 thousand and $93 thousand related to this compensation was recognized during the three month periods ended March 31, 2020 and 2019, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended March 31, 2020 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2020	33,575	$43.24
Granted	255	39.35
Vested	(2,350)	41.52
Forfeited or cancelled	(112)	44.72
Nonvested at March 31, 2020	31,368	$43.33

As of March 31, 2020, there was $1.2 million of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.38 years.  The total fair value of shares vested was $97 thousand and $32 thousand for the three month periods ended March 31, 2020 and 2019, respectively.

NOTE 14    SUBSEQUENT EVENTS

On April 23, 2020 the Corporation received payment of $461,309 from Pioneer Bank related to its obligation under the participation agreements in place related to a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. This event was not considered material in nature and thus did not result in an adjustment to the financial statements.

On April 27, 2020, the Corporation filed a Form S-3 Registration Statement under the Securities Act of 1933. The Corporation's Board of Directors approved the filing with the SEC of a Shelf Registration Statement to register for sale from time to time up to $50 million of the following securities: (i) shares of common stock; (ii) unsecured debt securities, which may consist of notes, debentures or other evidences of indebtedness; (iii) warrants; (iv) purchase contracts; (v) units consisting of any combination of the foregoing; and (vi) subscription rights to purchase shares of common stock or debt securities. The SEC declared the registration statement effective on May 7, 2020.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and 2019.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2019 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2020, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and in Part I, Item 1A, Risk Factors, on pages 19–29 of the Corporation’s 2019 Form 10-K and in Part II, Item 1A, Risk Factors on pages 67-68 in this Form 10Q. For a discussion of use of non-GAAP financial measures, see pages 61–64 of the Corporation's 2019 Form 10-K and pages 71-75 in this Form 10-Q.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2019 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.  These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

COVID-19

The Effect of COVID-19 on Our Business
During the first quarter of 2020 our national economy encountered the impact of the COVID-19 pandemic. First starting in Wuhan, China, during January 2020, the world began evaluating the financial impact as key economic sectors and financial markets, in addition to the international supply chain, experienced the uncertainty of the spread of the virus and evaluated whether this health issue would be contained within China. On January 20th the World Health Organization declared a global health emergency and the following day the first Coronavirus case was reported in Washington State.

In February 2020, with US international travel banned to/from China and Italy (and subsequently all of Europe), and continuation of the interruption of the supply chain, the U.S. financial markets began to experience record volatility as a result of the lack of confidence that the virus could be contained. This volatility continues today, although recovering from various troughs through the period identified below. While market indices reported record highs during the first quarter of 2020, recent lows were reported for all three of the following indices on March 23, 2020: DJIA (18,951.93), NASDAQ (6,860.67) and S&P 500 (2,237.40). A summary of the fluctuation in financial market valuation is as follows:

	12/31/2019	4/30/2020	% Change
Dow Jones Industrial Average	28,538.44	24,345.72	(14.69)%
NASDAQ	8,972.65	8,889.55	(0.93)%
S&P 500	3,230.78	2,912.43	(9.85)%

On March 2, 2020 the Corporation held the first meeting of our Incident Response Team (IRT) to execute on the Bank’s pandemic recovery plan and evaluated the impact of the virus on our organization and the communities we serve within our 13 county footprint. Since that time, the Corporation's IRT, which is comprised of members of the Bank’s Executive Management Team and key department managers, has focused on the impact on our major lines of business (retail banking, commercial business services and wealth management), our infrastructure (technology & equipment, system access, IT security, facility operations - including enhanced cleaning protocols and physical security), communications with our staff, clients and the communities we serve, and the health and well-being of our over 360 employees. During this time our IRT has identified two main goals: providing essential banking services to our clients and the communities that we serve, and providing a safe banking environment for our clients and our staff.

On March 7, 2020, New York Governor Andrew Cuomo declared a state of emergency, and Pennsylvania Governor Thomas Wolf issued a similar executive order the following day. On March 13, 2020 President Trump declared a national state of emergency. The result of these executive orders was to temporarily close all non-essential businesses which has led to increased unemployment due to furloughs or in some cases, losses of jobs within our communities.

As of April 30, 2020, 41% (roughly 135) of our staff was working remotely, and 8% (25 employees) have been relocated to provide greater social distance. The Corporation created social distancing with remote work capabilities and staff relocations, deployed 36 additional laptops across departments, and reassigned 27 staff members to areas with increased workloads to facilitate productivity.
Management does not anticipate any negative effect on our ability to maintain operations and financial reporting systems, and has not identified any impact on business continuity plans. Management does not anticipate additional risk with respect to its ability to maintain internal control over financial reporting and disclosure controls and procedures, nor does it expect any changes in such controls and procedures.
We continue to provide essential banking services to our clients and the communities we serve. As of the date of this filing we have 24 of our 32 offices open, offering banking transactions through our drive-up or walk-up windows, while completing more complex transactions inside our lobby, by appointment only and adhering to social distancing guidelines. Offices that have been temporarily closed either had no drive-up/walk-up access, or were in close proximity to other, larger branches and were impacted by reduced office transactions as the result of the New York Governor’s “stay at home” mandate, as well as, an increase in electronic banking transactions.
In support of our clients financially affected by COVID-19, when requested, we are waiving fees for overdrafts or NSF fees, rebating ATM transaction fees and allowing early withdrawal of CD balances (up to $25,000) without penalty. As of April 30, 2020 we have waived and refunded fees totaling $15,332 to our commercial and retail clients. In addition as of April 30, 2020, the Corporation has deferred a total of $5.5 million in interest and principal payments for 170 commercial loan clients represented by a total loan balance of $281.3 million, and a total of $1.7 million in interest and principal payments for 806 retail loan clients, represented by a total loan balance of $36.3 million in our retail and residential real estate businesses. Of these modifications, all were considered current prior to the forbearance, and primarily reflect deferrals for 90 days.
Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. These payment deferrals were not classified as troubled-debt restructured loans during the first quarter. Borrowers that were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. The Corporation anticipates that the number and amount of COVID-19 financial hardship payment deferral requests may increase during the second quarter of 2020.

Paycheck Protection Program (PPP) Initiative

As part of the Coronavirus Aid, Relief and Economic Security Act ("CARES" Act), Congress established the Paycheck Protection Program (“PPP”) under the direction of the United States Small Business Administration (the “SBA”). Included in the legislation was $349 billion to assist small businesses by providing SBA guaranteed loans to help pay for up to 8 weeks of their payroll, in addition to interest expense on mortgages, rent or utility payments. PPP loans have an interest rate of 1.0%, a two-year loan term to maturity and principal and interest payments deferred for six months from the date of disbursement. The funds are an effort to encourage retention of employees and up to the entire loan balance and interest may be forgiven, if the borrower meets certain predetermined SBA criteria. Businesses with less than 500 employees are eligible, although certain corporate organizational structures were not included in the legislation. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. In less than two weeks the $349 billion funding was fully depleted. During that time, the Bank submitted 405 applications, which were approved by the SBA, for $145.4 million of loans under the PPP, impacting over 18,000 employees of the approved businesses. The second phase of the PPP was approved by Congress on April 23, 2020, and extended an additional $310.0 billion to small businesses. The Bank is participating in this second phase and as of April 30, 2020, the Corporation has submitted an additional 590 loan applications for a total of $36.0 million for approval by the SBA.
Participation in Paycheck Protection Program Liquidity Facility (PPPLF)

The PPPLF was created by the Federal Reserve System on April 9, 2020 to facilitate lending by participating financial institutions to small businesses under the PPP of the CARES Act. Under the facility, the Federal Reserve Banks lend to participating financial institutions on a non-recourse basis, taking PPP loans as collateral. The Bank is participating in the PPPLF and as of April 30, 2020 has received funding for 141 loans totaling $66.4 million.

Outlook

Management believes that the Corporation's liquidity position is strong. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, FHLB borrowings, securities sold under agreements to repurchase and other borrowings. At March 31, 2020, the Corporation's cash and cash equivalents balances was $144.5 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of March 31, 2020, the Corporation's investment in securities available for sale was $299.1 million, $102.0 million of which was unpledged collateral. Additionally, the Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $137.0 million as of March 31, 2020. The Corporation did not experience excessive draws on available working capital lines of credit and home equity lines of credit during the first quarter of 2020 due to the COVID-19 pandemic.
With respect to the Corporation's credit risk and lending activities, management has taken actions to identify and assess additional possible credit exposure due to the COVID-19 pandemic based upon the industry types within the current loan portfolio. The table below summarizes the Bank's loan portfolio, by NAICS code, as of March 31, 2020. While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, the industries designated by Management to be most impacted by COVID-19 are indicated in bold.

Commercial Loan Portfolio by NAICS Codes
"Highly Impacted" industries in bold (dollars in thousands)		% of Total Loans	% of RBC*
Industry Sectors	Loan Balance
Real Estate, Rental & Leasing
Multifamily	$176,199	19.67%	95.21%
Hospitality	41,482	4.63%	0.22%
Nursing Home/Assisted Living	13,253	1.48%	7.16%
Non-Essential Retail	39,587	4.42%	21.39%
CRE Other	276,837	30.91%	149.59%
Non-Real Estate Secured	50,616	5.65%	27.35%
Accommodation and Food Services	44,113	4.92%	23.84%
Manufacturing	37,466	4.18%	20.24%
Arts, Entertainment and Recreation	36,827	4.11%	19.90%
Health Care and Social Assistance	31,727	3.54%	17.14%
Construction	29,500	3.29%	15.94%
Wholesale Trade	26,218	2.93%	14.17%
Retail Trade	22,418	2.50%	12.11%
Professional, Scientific, and Technical Services	12,896	1.44%	6.97%
Transportation and Warehousing	12,683	1.42%	6.85%
Finance and Insurance	7,036	0.79%	3.80%
Administration and Support, Waste Management, Remediation	6,816	0.76%	3.68%
Educational Services	4,854	0.54%	2.62%
Mining	1,693	0.19%	0.91%
Other	23,546	2.63%	11.76%
Total	$895,767	100.00%

COVID Sensitive Industries	$199,373	22.30%

* Risk Based Capital
COVID sensitive industries total $199.4 million, or 22.3% of the Bank's commercial loan portfolio as of March 31, 2020. The rental and leasing sector encompasses real estate rental properties plus rental of non-real estate items. In this same sector, $94.3 million of the loan balances relate to commercial real estate rentals for hospitality, nursing/home assisted living, and non-essential retail and are considered "highly impacted." The arts, entertainment and recreation sector includes $26.7 million of loan balances related to casinos.
The COVID-19 pandemic is expected to continue to impact the Corporation's financial results, as well as demand for its services and products during the second quarter of 2020 and potentially beyond. The short and long-term implications of the COVID-19 pandemic, and related monetary and fiscal stimulus measures, on the Corporation's future revenues, earnings results, allowance for credit losses, capital reserves, and liquidity are uncertain at this time.

Consolidated Financial Highlights

	As of or for the Three Months Ended
	Mar. 31	Dec. 31	Sept. 30,	June 30,	Mar. 31
(in thousands, except per share data)	2020	2019	2019	2019	2019
RESULTS OF OPERATIONS
Interest income	$16,384	$16,777	$16,808	$16,682	$16,665
Interest expense	1,322	1,576	1,666	1,581	1,498
Net interest income	15,062	15,201	15,142	15,101	15,167
Provision for loan losses	3,050	261	4,441	150	1,093
Net interest income after provision for loan losses	12,012	14,940	10,701	14,951	14,074
Non-interest income	4,730	5,106	4,956	5,086	4,925
Non-interest expense	13,749	14,851	13,525	13,823	13,497
Income before income tax expense	2,993	5,195	2,132	6,214	5,502
Income tax expense	502	991	176	1,233	1,034
Net income	$2,491	$4,204	$1,956	$4,981	$4,468

Basic and diluted earnings per share	$0.51	$0.87	$0.40	$1.02	$0.92
Average basic and diluted shares outstanding	4,895	4,879	4,871	4,866	4,860

PERFORMANCE RATIOS - Annualized
Return on average assets	0.55%	0.93%	0.44%	1.15%	1.03%
Return on average equity	5.32%	9.14%	4.29%	11.51%	10.83%
Return on average tangible equity (a)	6.04%	10.43%	4.91%	13.27%	12.56%
Efficiency ratio (unadjusted) (f)	69.47%	73.13%	67.30%	68.47%	67.18%
Efficiency ratio (adjusted) (a) (b)	68.50%	72.08%	66.21%	67.44%	66.04%
Non-interest expense to average assets	3.06%	3.28%	3.05%	3.18%	3.12%
Loans to deposits	82.11%	83.28%	82.88%	83.60%	82.93%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.37%	4.43%	4.50%	4.54%	4.54%
Yield on investments	2.20%	2.29%	2.36%	2.41%	2.42%
Yield on interest-earning assets	3.86%	3.92%	4.03%	4.07%	4.07%
Cost of interest-bearing deposits	0.46%	0.55%	0.60%	0.57%	0.54%
Cost of borrowings	3.58%	3.58%	3.53%	3.52%	3.52%
Cost of interest-bearing liabilities	0.47%	0.56%	0.61%	0.58%	0.55%
Interest rate spread	3.39%	3.36%	3.42%	3.49%	3.52%
Net interest margin, fully taxable equivalent (a)	3.55%	3.56%	3.63%	3.69%	3.71%

CAPITAL
Total equity to total assets at end of period	10.34%	10.22%	10.15%	10.18%	9.69%
Tangible equity to tangible assets at end of period (a)	9.24%	9.07%	9.00%	8.99%	8.50%
Book value per share	$38.83	$37.35	$37.35	$36.64	$35.27
Tangible book value per share (a)	34.25	32.74	32.69	31.95	30.54
Period-end market value per share	32.98	42.50	42.00	48.34	46.93
Dividends declared per share	0.26	0.26	0.26	0.26	0.26

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,310,342	$1,303,349	$1,295,167	$1,290,923	$1,296,200
Earning assets	1,715,562	1,705,766	1,665,793	1,654,156	1,671,063
Total assets	1,807,753	1,798,385	1,760,385	1,744,599	1,753,788
Deposits	1,588,147	1,581,645	1,545,858	1,539,739	1,565,371
Total equity	188,427	182,522	180,896	173,534	167,385
Tangible equity (a)	165,911	159,889	158,111	150,598	144,293

ASSET QUALITY
Net charge-offs	$294	$706	$174	$239	$292
Non-performing loans (d)	17,948	18,008	23,468	19,505	15,099
Non-performing assets (e)	18,328	18,525	23,679	19,719	15,304
Allowance for loan losses	26,233	23,478	23,923	19,656	19,745

Annualized net charge-offs to average loans	0.09%	0.21%	0.05%	0.07%	0.09%
Non-performing loans to total loans	1.36%	1.38%	1.80%	1.51%	1.16%
Non-performing assets to total assets	1.00%	1.04%	1.32%	1.12%	0.86%
Allowance for loan losses to total loans	1.99%	1.79%	1.83%	1.53%	1.52%
Allowance for loan losses to non-performing loans	146.16%	130.38%	101.94%	100.77%	130.77%

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

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 61-64 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended March 31,
	2020	2019	Change	Percentage Change
Net interest income	$15,062	$15,167	$(105)	(0.7)%
Non-interest income	4,730	4,925	(195)	(4.0)%
Non-interest expense	13,749	13,497	252	1.9%
Pre-provision income	6,043	6,595	(552)	(8.4)%
Provision for loan losses	3,050	1,093	1,957	179.0%
Income tax expense	502	1,034	(532)	(51.5)%
Net income	$2,491	$4,468	$(1,977)	(44.2)%

Basic and diluted earnings per share	$0.51	$0.92	$(0.41)	(44.6)%

Selected financial ratios:
Return on average assets	0.55%	1.03%
Return on average equity	5.32%	10.83%
Net interest margin, fully taxable equivalent (a)	3.55%	3.71%
Efficiency ratio (adjusted) (b)	68.50%	66.04%
Non-interest expenses to average assets	3.06%	3.12%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the first quarter of 2020 was $2.5 million, or $0.51 per share, compared with $4.5 million, or $0.92 per share, for the same period in the prior year.  Return on average equity for the current quarter was 5.32%, compared with 10.83% for the prior year quarter.  The decrease in net income was due primarily to increases in provision for loan losses and non-interest expenses and a decrease in non-interest income, offset by a decrease in income tax expense.

Net interest income
Net interest income decreased $0.1 million, or 0.7%, compared with the same period in the prior year. The decrease was due primarily to a decrease in interest and dividend income, offset by a decrease in total interest expense.

Non-interest income
Non-interest income decreased $0.2 million, or 4.0%, compared with the same period in the prior year.  The decrease can be mostly attributed to decreases in the change in fair value of equity investments, service charges on deposit accounts, and interchange revenue from debit card transactions, offset by an increase in other non-interest income.

Non-interest expense
Non-interest expense increased $0.3 million, or 1.9%, compared with the same period in the prior year.  The increase was due primarily to increases in other non-interest expense, data processing expenses and loan expenses, offset by a decrease in other components of net periodic pension cost (benefits). For the three months ended March 31, 2020, non-interest expense to average assets was 3.06%, compared with 3.12% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $2.0 million, compared to the same period in the prior year.  The increase can be mostly attributed to revised projected loss estimates based on the current economic environment and response to the COVID-19 pandemic. Net charge-offs for the first quarter of 2020 were $0.3 million, compared with $0.3 million for the first quarter of 2019.

Income tax expense
Income tax expense was $0.5 million in the first quarter of 2020, a decrease of $0.5 million when compared to the same period in the prior year. The decrease was due primarily to a decrease of $2.5 million in income before income tax expense for the first quarter of 2020 as compared to the same period in the prior year. The effective tax rate decreased from 18.8% for the first quarter of 2019 to 16.8% for the first quarter of 2020.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2020 and 2019. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 71 of this Form 10-Q and page 69 of the Corporation’s 2019 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	Percentage Change
Interest and dividend income	$16,384	$16,665	$(281)	(1.7)%
Interest expense	1,322	1,498	(176)	(11.7)%
Net interest income	$15,062	$15,167	$(105)	(0.7)%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended March 31, 2020 decreased $0.1 million, or 0.7%, to $15.1 million compared to the same period in the prior year, due primarily to a $0.3 million decrease in total interest and dividend income, offset by a $0.2 million decrease in total interest expense. Interest and fees from loans decreased $0.3 million, and interest from interest-earning deposits decreased $0.3 million, while interest from taxable securities increased $0.3 million, in the first quarter of 2020 as compared to the same period in the prior year. Interest expense on deposits decreased $0.2 million in the first quarter of 2020 when compared to the same period in the prior year. Fully taxable equivalent net interest margin was 3.55% in the first quarter of 2020, compared with 3.71% for the same period in the prior year.

The average yield on interest-earning assets decreased 21 basis points, and the average cost of interest-bearing liabilities decreased eight basis points in the first quarter of 2020, compared to the same period in the prior year. Average interest-earning assets increased $44.5 million compared to the same period in the prior year. The decrease in interest and dividend income for the current quarter can be mostly attributed to $23.9 million decrease in average balance of consumer loans, and average annualized yield decreases of 108 basis points on interest-earning deposits and 21 basis points on commercial loans, offset by a $38.0 million increase in the average balance of taxable securities, and a $10.1 million increase in the average balance of mortgage loans, compared to the same period in the prior year.

The decrease in interest expense for the current quarter can be mostly attributed to a decrease of $0.3 million in interest-bearing checking, savings, and money market interest, which was due to decreases in average rates paid on these products as a result of the Federal Reserve's 50 and 100 basis point drops on overnight rates in March, 2020. This decrease was offset by an increase of $0.1 million in interest expense on time deposits.

Average Consolidated Balance Sheets and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three months ended March 31, 2020 and 2019.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$882,150	$9,872	4.50%	$854,201	$9,927	4.71%
Mortgage loans	191,856	1,836	3.85%	181,721	1,721	3.84%
Consumer loans	236,336	2,544	4.33%	260,278	2,878	4.48%
Taxable securities	251,669	1,488	2.38%	213,702	1,198	2.27%
Tax-exempt securities	42,220	332	3.16%	47,295	333	2.86%
Interest-earning deposits	111,331	398	1.44%	113,866	708	2.52%
Total interest-earning assets	1,715,562	16,470	3.86%	1,671,063	16,765	4.07%

Non-earning assets:
Cash and due from banks	25,694			27,976
Other assets	90,216			74,002
Allowance for loan losses	(23,719)			(19,253)
Total assets	$1,807,753			$1,753,788

Interest-bearing liabilities:
Interest-bearing demand deposits	$210,027	$160	0.31%	$195,814	$205	0.42%
Savings and insured money market deposits	750,814	542	0.29%	754,295	795	0.43%
Time deposits	160,951	584	1.46%	153,264	461	1.22%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	4,048	36	3.58%	4,268	37	3.52%
Total interest-bearing liabilities	1,125,840	1,322	0.47%	1,107,641	1,498	0.55%

Non-interest-bearing liabilities:
Demand deposits	466,355			461,998
Other liabilities	27,131			16,764
Total liabilities	1,619,326			1,586,403
Shareholders' equity	188,427			167,385
Total liabilities and shareholders’ equity	$1,807,753			$1,753,788
Fully taxable equivalent net interest income		15,148			15,267
Net interest rate spread (1)			3.39%			3.52%
Net interest margin, fully taxable equivalent (2)			3.55%			3.71%
Taxable equivalent adjustment		(86)			(100)
Net interest income		$15,062			$15,167
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The table below illustrates the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three months ended March 31, 2020 and 2019.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purpose of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended March 31, 2020 vs. 2019
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$(55)	$355	$(410)
Mortgage loans	115	110	5
Consumer loans	(334)	(245)	(89)
Taxable investment securities	290	228	62
Tax-exempt investment securities	(1)	(36)	35
Interest-earning deposits	(310)	(15)	(295)
Total interest and dividend income, fully taxable equivalent	(295)	397	(692)

Interest expense on:
Interest-bearing demand deposits	(45)	14	(59)
Savings and insured money market deposits	(253)	(4)	(249)
Time deposits	123	25	98
FHLBNY advances, securities sold under agreements to repurchase and other debt	(1)	(2)	1
Total interest expense	(176)	33	(209)
Net interest income, fully taxable equivalent	$(119)	$364	$(483)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. In the first quarter of 2020, management also evaluated the potential impact of the COVID-19 pandemic as it related to the loan portfolio. As part of this analysis, management identified what it believes to be higher risk loans through a detailed analysis of industry codes. Management increased certain allowance qualitative factors based on its assessment of the impact of the current pandemic on local, national and global economic conditions as well as the perceived risks inherent in specific industries and credit characteristics.

Based on this analysis, the provision for loan losses for the first quarter of 2020 and 2019 was $3.1 million and $1.1 million, respectively. $2.7 million of the increase in the provision for loan losses can be attributed to revised projected loss estimates based on the current economic environment and response to the COVID-19 pandemic. Net charge-offs for the current quarter were $0.3 million, compared with $0.3 million for the same period in the prior year.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	Percentage Change
WMG fee income	$2,229	$2,276	$(47)	(2.1)%
Service charges on deposit accounts	990	1,104	(114)	(10.3)%
Interchange revenue from debit card transactions	925	1,031	(106)	(10.3)%
Changes in fair value of equity investments	(246)	89	(335)	(376.4)%
Net gains on sales of loans held for sale	75	48	27	56.3%
Net gains (losses) on sales of other real estate owned	(29)	(83)	54	(65.1)%
Income from bank owned life insurance	119	15	104	693.3%
CFS fee and commission income	177	168	9	5.4%
Other	490	277	213	76.9%
Total non-interest income	$4,730	$4,925	$(195)	(4.0)%

Total non-interest income for the first quarter of 2020 decreased $0.2 million compared with the same period in the prior year.  The decrease can be mostly attributed to decreases in the change in fair value of equity investments, service charges on deposit accounts, and interchange revenue from debit card transactions, offset by increases in income from bank owned life insurance and other non-interest income.

Change in Fair Value of Equity Investments
The decrease in changes in fair value of equity investments was primarily due to the general decline in the equity markets during the first quarter of 2020.

Change in Service Charges on Deposit Accounts
The decrease in service charges on deposit accounts was primarily due to a decline in non-sufficient fund fees when compared to the same period in the prior year.

Change in Interchange Revenue From Debit Card Transactions
The decrease in interchange revenue from debit card transactions was primarily due to a decrease in the overall debit card usage when compared to the same period in the prior year.

Change in Income from Bank Owned Life Insurance
The increase in income from bank owned life insurance was due to proceeds received related to a death benefit.

Change in Other Non-Interest Income
The increase in other non-interest income was due primarily to an increase in interest rate swap fees earned, partially offset by an increase in the interest rate swap valuation reserve.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,768	$5,721	$47	0.8%
Pension and other employee benefits	1,516	1,545	(29)	(1.9)%
Other components of net periodic pension and postretirement benefits	(265)	(141)	(124)	N/M
Total compensation expense	7,019	7,125	(106)	(1.5)%

Non-compensation expense:
Net occupancy	1,522	1,567	(45)	(2.9)%
Furniture and equipment	475	528	(53)	(10.0)%
Data processing	1,914	1,727	187	10.8%
Professional services	329	405	(76)	(18.8)%
Amortization of intangible assets	132	163	(31)	(19.0)%
Marketing and advertising	324	268	56	20.9%
Other real estate owned expenses	29	31	(2)	(6.5)%
FDIC insurance	250	265	(15)	(5.7)%
Loan expenses	310	196	114	58.2%
Other	1,445	1,222	223	18.2%
Total non-compensation expense	6,730	6,372	358	5.6%
Total non-interest expense	$13,749	$13,497	$252	1.9%

Total non-interest expense for the first quarter of 2020 increased $0.3 million compared with the same period in the prior year.  The increase was due to an increase in total non-compensation expense, partially offset by a decrease in total compensation expense.

Compensation expense
The decrease in compensation expense, compared to the same period in the prior year, can mostly be attributed to a decrease in other components of net periodic pension cost (benefits). The decrease in other components of net periodic pension cost (benefits) was primarily attributed to a change in the actuarial adjustments related to the employee pension plan.

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to increases in other non-interest expense, data processing expenses and loan expenses, offset by decreases in professional services and furniture and equipment. The increase in other non-interest expense was due primarily to a credit received in check card rewards expenses in the prior period. The increase in data processing expense was primarily attributable to an increase in the cost of our core operating system which was outsourced in 2019. The increase in loan expense was primarily attributed to legal fees associated with a legal action taken by the Corporation related to the $4.2 million impairment of a commercial credit disclosed in the Corporation's Current Report on Form 8-K, dated September 12, 2019. The decrease in professional services was primarily attributed to timing differences. The decrease in furniture and equipment expenses was primarily attributed to a decrease in the overall depreciation expense after the closure of two branch locations in 2019.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	Percentage Change
Income before income tax expense	$2,993	$5,502	$(2,509)	(45.6)%
Income tax expense	502	1,034	(532)	(51.5)%
Effective tax rate	16.8%	18.8%

Income tax expense for the current quarter was $0.5 million compared to $1.0 million for the same period in the prior year. The decrease in income tax expense was due primarily to a decrease of $2.5 million in income before income tax expense. The effective income tax rate decreased from 18.8% for the first quarter of 2019 to 16.8% for the first quarter of 2020.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	March 31, 2020	December 31, 2019	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$144,458	$121,904	$22,554	18.5%
Total investment securities, FHLB, and FRB stock	307,174	292,478	14,696	5.0%

Loans, net of deferred loan fees	1,320,461	1,309,219	11,242	0.9%
Allowance for loan losses	(26,233)	(23,478)	(2,755)	11.7%
Loans, net	1,294,228	1,285,741	8,487	0.7%

Goodwill and other intangible assets, net	22,434	22,566	(132)	(0.6)%
Other assets	73,035	65,138	7,897	12.1%
Total assets	$1,841,329	$1,787,827	$53,502	3.0%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,608,103	$1,572,138	$35,965	2.3%
FHLBNY advances and other debt	4,028	4,085	(57)	(1.4)%
Other liabilities	38,751	28,977	9,774	33.7%
Total liabilities	1,650,882	1,605,200	45,682	2.8%

Total shareholders’ equity	190,447	182,627	7,820	4.3%
Total liabilities and shareholders’ equity	$1,841,329	$1,787,827	$53,502	3.0%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in securities, loans, and deposits.

Investment securities
The increase in investment securities can be mostly attributed to purchases in the amount of $16.5 million and an increase in the fair value of the portfolio of $7.6 million, offset by $8.2 million in maturities, calls and principal paydowns.

Loans, net
The increase in loans can be attributed to increases of $11.0 million in commercial mortgages, $5.7 million in commercial and agricultural loans, and $4.4 million in residential mortgages, partially offset by decreases of $5.5 million in indirect consumer loans, and $4.3 million in other consumer loans.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to the amortization of intangible assets.

Other assets
The increase in other assets can be mostly attributed to an increase of $9.9 million in interest rate swap assets.

Deposits
The increase in deposits can be attributed to increases of $13.8 million in money market accounts, $10.4 million in interest-bearing demand deposit accounts, $5.4 million in savings deposits, $5.1 million in time deposits, and $1.3 million in non-interest-bearing demand deposits.

Other liabilities
The increase in other liabilities can be mostly attributed to an increase of $9.9 million in interest rate swap liabilities.

Shareholders’ equity
Shareholders’ equity was $190.4 million at March 31, 2020 compared with $182.6 million at December 31, 2019.  The increase can be mostly attributed to earnings of $2.5 million, a decrease in accumulated other comprehensive loss of $5.7 million, offset by $1.3 million in dividends declared during the three months ended March 31, 2020. The decrease in accumulated other comprehensive loss of $5.7 million can be mostly attributed to the increase in the fair market value of the securities portfolio. Also, treasury stock decreased $0.5 million, due to the issuance of shares to the Corporation's employee benefit stock plans and directors' stock plans.

Assets under management or administration
The market value of total assets under management or administration in WMG was $1.726 billion at March 31, 2020, including $287.3 million of assets held under management or administration for the Corporation, compared with $1.915 billion at December 31, 2019, including $289.7 million of assets held under management or administration for the Corporation, a decrease of $189.9 million, or 9.9%. The decrease in total assets under management or administration can be mostly attributed to a decrease in the market value of total assets.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	March 31, 2020			December 31, 2019
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Mortgage-backed securities, residential and collateralized mortgage obligations	227,180	234,999	78.6%	225,029	225,234	79.3%
Obligations of states and political subdivisions	40,984	42,625	14.3%	41,265	42,845	15.1%
Other securities	21,431	21,451	7.1%	15,962	16,011	5.6%
Total	$289,595	$299,075	100.0%	$282,256	$284,090	100.0%

The available for sale segment of the securities portfolio totaled $299.1 million at March 31, 2020, an increase of $15.0 million, or 5.3%, from $284.1 million at December 31, 2019.  The increase can be mostly attributed to purchases in the amount of $16.5 million and an increase in the fair value of the portfolio of $7.6 million, offset by maturities, calls and principal paydowns.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit.  These securities totaled $3.0 million at March 31, 2020, a decrease of $0.1 million, or 3.6%, from $3.1 million at December 31, 2019, mostly attributed to maturities.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2019 to March 31, 2020 (in thousands):

LOANS
	March 31, 2020	December 31, 2019	Dollar Change	Percentage Change
Commercial and agricultural	$235,979	$230,292	$5,687	2.5%
Commercial mortgages	659,788	648,794	10,994	1.7%
Residential mortgages	192,722	188,338	4,384	2.3%
Indirect consumer loans	129,473	134,973	(5,500)	(4.1)%
Other consumer loans	102,499	106,822	(4,323)	(4.0)%
Total loans, net of deferred loan fees	$1,320,461	$1,309,219	$11,242	0.9%

Portfolio loans totaled $1.320 billion at March 31, 2020, an increase of $11.2 million, or 0.9%, from $1.309 billion at December 31, 2019.  The increase in loans can be attributed to increases of $4.4 million in residential mortgages and $5.7 million in commercial and agricultural loans and $11.0 million in commercial mortgages, offset by a decreases of $5.5 million in indirect consumer loans, and $4.3 million in other consumer loans.

Residential mortgage loans totaled $192.7 million at March 31, 2020, an increase of $4.4 million, or 2.3%, from December 31, 2019.  During the three months ended March 31, 2020, $15.0 million of residential mortgages were originated, of which $2.6 million were sold in the secondary market to Freddie Mac and $0.4 million were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	March 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Chemung Canal Trust Company*	$573,758	$576,399	$603,133	$630,732	$636,836
Capital Bank Division	746,703	732,820	708,773	681,092	563,454
Total loans	$1,320,461	$1,309,219	$1,311,906	$1,311,824	$1,200,290
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At March 31, 2020 and December 31, 2019, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were each 45.0% of total loans.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of March 31, 2020 and December 31, 2019.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	March 31, 2020	December 31, 2019
Non-accrual loans	$10,010	$9,938
Non-accrual troubled debt restructurings	7,938	8,070
Total non-performing loans	17,948	18,008
Other real estate owned	380	517
Total non-performing assets	$18,328	$18,525

Ratio of non-performing loans to total loans	1.36%	1.38%
Ratio of non-performing assets to total assets	1.00%	1.04%
Ratio of allowance for loan losses to non-performing loans	146.16%	130.38%

Accruing loans past due 90 days or more (1)	$8	$7
Accruing troubled debt restructurings (1)	$745	$952
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $17.9 million at March 31, 2020, or 1.36% of total loans, compared with $18.0 million at December 31, 2019, or 1.38% of total loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $18.3 million, or 1.00% of total assets, at March 31, 2020, compared with $18.5 million, or 1.04% of total assets, at December 31, 2019. The decrease in non-performing loans can mostly be attributed to payments received on commercial loans partially offset by additional non-performing indirect consumer loans. The decrease in non-performing assets can be attributed to a combination of payments received on commercial loans and sales of other real estate owned.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $8 thousand at March 31, 2020, an increase of $1 thousand from December 31, 2019.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs.  As of March 31, 2020, the Corporation had $7.9 million of non-accrual TDRs compared with $8.1 million as of December 31, 2019.  As of March 31, 2020 and December 31, 2019, the Corporation had $0.8 million and $0.9 million respectively, of accruing TDRs.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at March 31, 2020 totaled $15.1 million, including TDRs of $7.9 million, compared to $15.7 million, including TDRs of $9.0 million, at December 31, 2019.  The decrease in impaired loans was due primarily to payoffs on two smaller loans and other payments received during the quarter. Included in the recorded investment of impaired loans at March 31, 2020, were loans totaling $10.9 million for which impairment allowances of $7.9 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2019, the impaired loan total included $11.1 million of loans for which specific impairment allowances of $8.1 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $26.2 million at March 31, 2020, compared with $23.5 million at December 31, 2019.  The ratio of allowance for loan losses to total loans was 1.99% at March 31, 2020, compared with 1.79% at December 31, 2019.  Net charge-offs for the three months ended March 31, 2020 and 2019 were $0.3 million and $0.3 million, respectively.

The table below summarizes the Corporation’s loan loss experience for the three months ended March 31, 2020 and 2019 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Three Months Ended March 31,
	2020	2019
Balance of allowance for loan losses at beginning of period	$23,478	$18,944

Charge-offs:
Commercial and agricultural	29	7
Commercial mortgages	—	—
Residential mortgages	—	2
Consumer loans	403	439
Total charge-offs	432	448

Recoveries:
Commercial and agricultural	3	11
Commercial mortgages	1	1
Residential mortgages	—	—
Consumer loans	134	144
Total recoveries	138	156

Net charge-offs	294	292
Provision for loan losses	3,050	1,093
Balance of allowance for loan losses at end of period	$26,234	$19,745

Ratio of net charge-offs to average loans outstanding	0.09%	0.09%
Ratio of allowance for loan losses to total loans outstanding	1.99%	1.52%

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2019 to March 31, 2020 (in thousands):

DEPOSITS
	March 31, 2020	December 31, 2019	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$469,535	$468,238	$1,297	0.3%
Interest-bearing demand deposits	210,493	200,089	10,404	5.2%
Insured money market accounts	544,024	530,242	13,782	2.6%
Savings deposits	217,789	212,393	5,396	2.5%
Time deposits	166,262	161,176	5,086	3.2%
Total	$1,608,103	$1,572,138	$35,965	2.3%

Deposits totaled $1.608 billion at March 31, 2020 compared with $1.572 billion at December 31, 2019, an increase of $36.0 million, or 2.3%. The increase was attributable to increases of $5.1 million in time deposits, and $10.4 million in interest-bearing demand deposit accounts, $13.8 million in money market accounts, $5.4 million in savings deposits, and $1.3 million in non-interest-bearing demand deposits. The growth in deposits was due primarily to increases of $13.5 million in public deposits, $18.8 million in commercial deposits and $3.7 million in consumer deposits. At March 31, 2020, demand deposit and money market accounts comprised 76.1% of total deposits compared with 76.2% at December 31, 2019.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	March 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Chemung Canal Trust Company*	$1,358,211	$1,317,225	$1,328,658	$1,264,883	$1,249,870
Capital Bank Division	249,892	254,913	240,579	202,563	206,473
Total	$1,608,103	$1,572,138	$1,569,237	$1,467,446	$1,456,343
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  The recently enacted Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. Brokered deposits include funds obtained through brokers.  There were no deposits obtained through brokers as of March 31, 2020 and December 31, 2019. Deposits obtained through the CDARS and ICS programs were $189.4 million and $180.4 million as of March 31, 2020 and December 31, 2019, respectively. The increase in CDARS and ICS deposits was due to the seasonal inflow of municipal client balances.

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

Borrowings

Borrowings decreased $0.1 million from $4.1 million at December 31, 2019 to $4.0 million at March 31, 2020, attributable to normal recurring finance lease payments.

Shareholders’ Equity

Total shareholders' equity increased $7.8 million from $182.6 million at December 31, 2019 to $190.4 million at March 31, 2020, due primarily to an increase in retained earnings and a decrease in accumulated other comprehensive loss. The increase in retained earnings of $1.2 million was due primarily to earnings of $2.5 million, offset by $1.3 million in dividends declared during the three months ended March 31, 2020. The decrease in accumulated other comprehensive loss of $5.7 million can be mostly attributed to the increase in the fair market value of the securities portfolio. Also, treasury stock decreased $0.5 million, primarily due to the issuance of shares pursuant to the Corporation's employee benefit plans and the directors' stock compensation plans.

The total shareholders’ equity to total assets ratio was 10.34% at March 31, 2020 compared with 10.22% at December 31, 2019.  The tangible equity to tangible assets ratio was 9.24% at March 31, 2020 compared with 9.07% at December 31, 2019.  Book value per share increased to $38.83 at March 31, 2020 from $37.35 at December 31, 2019.

On March 18, 2020, the Corporation's Board of Directors approved a stock repurchase program which replaces the previously authorized repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares starting March 18, 2020. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. During the first quarter of 2020, the Corporation repurchased 3,252 shares of common stock at a total cost of $90,399 under its share repurchase program. The weighted average cost was $27.80 per share repurchased. Remaining buyback authority under the share repurchase program was 246,748 shares at March 31, 2020.

On April 27, 2020, the Corporation filed a Form S-3 Registration Statement under the Securities Act of 1933. The Corporation's Board of Directors approved the filing with the SEC of a Shelf Registration Statement to register for sale from time to time up to $50 million of the following securities: (i) shares of common stock; (ii) unsecured debt securities, which may consist of notes, debentures or other evidences of indebtedness; (iii) warrants; (iv) purchase contracts; (v) units consisting of any combination of the foregoing; and (vi) subscription rights to purchase shares of common stock or debt securities. The SEC declared the registration statement effective on May 7, 2020.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of March 31, 2020, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) simplifies capital calculations by requiring the federal regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that eligible institutions may choose to elect to replace the general applicable risk-based capital requirements under the Basel III capital rules for such institutions. Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized under the federal regulator’s prompt corrective action framework, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. The federal regulators jointly issued a final rule on October 29, 2019, whereby a qualifying community bank organization may elect, but is not required to, use the community bank leverage ratio capital framework, in which case it will be considered well-capitalized so long as its community bank leverage ratio (tier 1 capital to average consolidated assets) is greater than 9%. The new rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking regulators in April 2020 issued interim final rules to set the community bank leverage ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the community bank leverage ratio requirement will return to 9%. The Bank has elected not to use the community bank leverage ratio.

Off-balance Sheet Arrangements

See Note 8 – Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

Subsequent Events

On April 23, 2020 the Corporation received payment of $461,309 from Pioneer Bank related to its obligation under the participation agreements in place related to a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. This event was not considered material in nature and thus did not result in an adjustment to the financial statements.

On April 27, 2020, the Corporation filed a Form S-3 Registration Statement under the Securities Act of 1933. The Corporation's Board of Directors approved the filing with the SEC of a Shelf Registration Statement to register for sale from time to time up to $50 million of the following securities: (i) shares of common stock; (ii) unsecured debt securities, which may consist of notes, debentures or other evidences of indebtedness; (iii) warrants; (iv) purchase contracts; (v) units consisting of any combination of the foregoing; and (vi) subscription rights to purchase shares of common stock or debt securities. The SEC declared the registration statement effective on May 7, 2020.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $137.0 million and $141.8 million at March 31, 2020 and December 31, 2019, respectively.  The Corporation also had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at March 31, 2020. The Corporation had a total of $58.0 million of unsecured lines of credit with five different financial institutions at December 31, 2019, all of which was available.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	6,294	$7,244
Net cash used in investing activities	(18,806)	(7,521)
Net cash provided (used) in financing activities	35,066	(3,885)
Net increase (decrease) in cash and cash equivalents	$22,554	$(4,162)

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first three months of 2020 and 2019 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used in investing activities during the first three months of 2020 predominantly resulted from purchases of securities available for sale, and a net increase in loans, offset by maturities and principal paydowns on securities available for sale. Cash used in investing activities during the first three months of 2019 predominantly resulted from purchases of securities available for sale, offset by maturities and principal paydowns on securities available for sale and a net decrease in loans.

Financing activities

Cash provided by financing activities during the first three months of 2020 predominantly resulted from a net increase in deposits. Cash used in financing activities during the first three months of 2019 predominantly resulted from a net decrease in deposits.

Capital Resources

The Bank is subject to regulatory capital requirements administered by federal banking agencies. As a result of the recently enacted Regulatory Relief Act, the FRB amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements, effective August 30, 2018. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital.

Pursuant to the Regulatory Relief Act, the FRB finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking regulators in April 2020 issued interim final rules to set the community bank leverage ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the community bank leverage ratio requirement will return to 9%. The Bank has not elected to use the community bank leverage ratio.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of March 31, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2020, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of March 31, 2020 and December 31, 2019 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of March 31, 2020 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$185,068	13.72%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$176,864	13.13%	$107,757	8.00%	$133,013	9.875%	$134,697	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$168,094	12.46%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$159,911	11.87%	$80,818	6.00%	$106,074	7.875%	$107,757	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$168,094	12.46%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$159,911	11.87%	$60,614	4.50%	$85,869	6.375%	$87,553	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$168,094	9.44%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$159,911	9.01%	$70,995	4.00%	N/A	N/A	$88,744	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2019 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$182,239	13.98%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$175,062	13.45%	$104,136	8.00%	$136,679	10.500%	$130,170	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$78,102	6.00%	$110,645	8.500%	$104,136	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$58,577	4.50%	$91,119	7.000%	$84,611	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$165,859	9.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	8.98%	$70,719	4.00%	N/A	N/A	$88,399	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above.  At March 31, 2020, the Bank could, without prior approval, declare dividends of approximately $28.8 million.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Corporation's financial performance is reported, refer to Note 1 - "Summary of Significant Accounting Policies" in Notes to Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates, and the section captioned "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

Explanation and Reconciliation of the Corporation’s Use of Non-GAAP Measures

The Corporation prepares its Consolidated Financial Statements in accordance with GAAP; these financial statements appear on pages 7–12. That presentation provides the reader with an understanding of the Corporation’s results that can be tracked consistently from year-to-year and enables a comparison of the Corporation’s performance with other companies’ GAAP financial statements.

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

	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
Net interest income (GAAP)	$15,062	$15,201	$15,142	$15,101	$15,167
Fully taxable equivalent adjustment	86	98	101	104	100
Fully taxable equivalent net interest income (non-GAAP)	$15,148	$15,299	$15,243	$15,205	$15,267

Average interest-earning assets (GAAP)	$1,715,562	$1,705,766	$1,665,793	$1,654,156	$1,671,063

Net interest margin - fully taxable equivalent (non-GAAP)	3.55%	3.56%	3.63%	3.69%	3.71%

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

	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
EFFICIENCY RATIO
Net interest income (GAAP)	$15,062	$15,201	$15,142	$15,101	$15,167
Fully taxable equivalent adjustment	86	98	101	104	100
Fully taxable equivalent net interest income (non-GAAP)	$15,148	$15,299	$15,243	$15,205	$15,267

Non-interest income (GAAP)	$4,730	$5,106	$4,956	$5,086	$4,925
Less: changes in fair value of equity investments	—	—	—	—	—
Less: net (gains) losses on security transactions	—	—	—	(19)	—
Adjusted non-interest income (non-GAAP)	$4,730	$5,106	$4,956	$5,067	$4,925

Non-interest expense (GAAP)	$13,749	$14,851	$13,525	$13,823	$13,497
Less: amortization of intangible assets	(132)	(144)	(151)	(151)	(163)
Less: legal reserve	—	—	—	—	—
Adjusted non-interest expense (non-GAAP)	$13,617	$14,707	$13,374	$13,672	$13,334

Efficiency ratio (unadjusted)	69.47%	73.13%	67.30%	68.47%	67.18%
Efficiency ratio (adjusted)	68.50%	72.08%	66.21%	67.44%	66.04%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$190,447	$182,627	$182,044	$178,387	$171,534
Less: intangible assets	(22,434)	(22,566)	(22,710)	(22,861)	(23,012)
Tangible equity (non-GAAP)	$168,013	$160,061	$159,334	$155,526	$148,522

Total assets (GAAP)	$1,841,329	$1,787,827	$1,793,643	$1,752,997	$1,769,572
Less: intangible assets	(22,434)	(22,566)	(22,710)	(22,861)	(23,012)
Tangible assets (non-GAAP)	$1,818,895	$1,765,261	$1,770,933	$1,730,136	$1,746,560

Total equity to total assets at end of period (GAAP)	10.34%	10.22%	10.15%	10.18%	9.69%
Book value per share (GAAP)	$38.83	$37.35	$37.35	$36.64	$35.27

Tangible equity to tangible assets at end of period (non-GAAP)	9.24%	9.07%	9.00%	8.99%	8.50%
Tangible book value per share (non-GAAP)	$34.25	$32.74	$32.69	$31.95	$30.54

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

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except ratio data)	2020	2019	2019	2019	2019
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$188,427	$182,522	$180,896	$173,534	$167,385
Less: average intangible assets	(22,516)	(22,633)	(22,785)	(22,936)	(23,092)
Average tangible equity (non-GAAP)	$165,911	$159,889	$158,111	$150,598	$144,293

Return on average equity (GAAP)	5.32%	9.14%	4.29%	11.51%	10.83%
Return on average tangible equity (non-GAAP)	6.04%	10.43%	4.91%	13.27%	12.56%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
NON-GAAP NET INCOME
Reported net income (GAAP)	$2,491	$4,204	$1,956	$4,981	$4,468
Net changes in fair value of investments (net of tax)	—	—	—	—	—
Net (gains) losses on security transactions (net of tax)	—	—	—	(14)	—
Legal reserve (net of tax)	—	—	—	—	—
Revaluation of net deferred tax asset	—	—	—	—	—
Non- GAAP net income	$2,491	$4,204	$1,956	$4,967	$4,468

Average basic and diluted shares outstanding	4,895	4,879	4,871	4,866	4,860

Reported basic and diluted earnings per share (GAAP)	$0.51	$0.87	$0.40	$1.02	$0.92
Reported return on average assets (GAAP)	0.55%	0.93%	0.44%	1.15%	1.03%
Reported return on average equity (GAAP)	5.32%	9.14%	4.29%	11.51%	10.83%

Non-GAAP basic and diluted earnings per share	$0.51	$0.87	$0.40	$1.02	$0.92
Non-GAAP return on average assets	0.55%	0.93%	0.44%	1.14%	1.03%
Non-GAAP return on average equity	5.32%	9.14%	4.29%	11.48%	10.83%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities.  At March 31, 2020, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 6.76% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 9.90%.  Both are within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value.  At March 31, 2020, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 9.83%. An immediate 200-basis point increase in interest rates would positively impact the market value by 8.88%. Both are within the Corporation's policy guidelines.

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

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits.  The Senior Loan Committee, consisting of the President and Chief Executive Officer, Chief Financial Officer and Treasurer (non-voting), Chief Credit and Risk Officer, Business Client Division Manager, Retail Client Division Manager, Retail Loan Manager, Senior Commercial Real Estate Lender, and Commercial Loan Managers, implements the Board-approved loan policy.

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2020 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2020.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 4, 2020, the Corporation filed a lawsuit against Pioneer Bank, Albany, New York, in the Supreme Court of the State of New York in the County of Albany. As disclosed in the Corporation’s September 12, 2019 Current Report on Form 8-K, the Bank owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. The Bank’s complaint alleges that Pioneer Bank, as lead bank, breached the participation agreement and engaged in fraud and negligent misrepresentation. The Bank seeks to recover $4.2 million and additional damages as a result of purchasing the participation interest.

On April 23, 2020 the Corporation received payment of $461,309 from Pioneer Bank related to its obligation under the participation agreement. This event was considered immaterial in nature and thus did not result in an adjustment to the financial statements.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  As of March 31, 2020, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

ITEM 1A.    RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on March 12, 2020. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 pandemic in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic, more than 30 million people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 pandemic, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The State of New York and certain federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

•
as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,

•	our wealth management revenues may decline with continuing market turmoil;

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2020	—	$—	—	121,906
February 1 - February 29, 2020	—	—	—	121,906
March 1 - March 31, 2020	3,252	27.80	3,252	246,748
Quarter ended 3/31/20	3,252	$27.80	3,252	246,748
(1) On March 18, 2020, the Corporation’s Board of Directors approved a stock repurchase plan which replaced the previously authorized repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management.

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

CHEMUNG FINANCIAL CORPORATION

DATED: May 8, 2020	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: May 8, 2020	By: /s/ Karl F. Krebs
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