Form 10-Q
period 2020-06-30
CHEMUNG FINANCIAL CORP
filed 2020-08-06
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2020

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
Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes: ☐ No: ☒
The number of shares of the registrant's common stock, $.01 par value, outstanding on July 31, 2020 was 4,780,008.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany and Saratoga.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.

Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
PCI loans	Represents loans that were acquired in the Fort Orange Financial Corp. transaction and deemed to be credit-impaired on the acquisition date in accordance with the guidance of FASB.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.
RWA	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.

TDR	A TDR is deemed to occur when the Corporation modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2020	December 31, 2019
ASSETS
Cash and due from financial institutions	$28,689	$25,203
Interest-earning deposits in other financial institutions	126,473	96,701
Total cash and cash equivalents	155,162	121,904

Equity investments, at estimated fair value	2,169	2,174
Securities available for sale, at estimated fair value	317,061	284,090
Securities held to maturity, estimated fair value of $3,647 at June 30, 2020 and $3,139 at December 31, 2019	3,597	3,115
FHLBNY and FRBNY Stock, at cost	3,150	3,099

Loans, net of deferred loan fees	1,497,998	1,309,219
Allowance for loan losses	(24,130)	(23,478)
Loans, net	1,473,868	1,285,741

Loans held for sale	1,491	1,185
Premises and equipment, net	21,395	22,417
Operating lease right-of-use assets	7,650	8,001
Goodwill	21,824	21,824
Other intangible assets, net	491	742
Bank-owned life insurance	3,031	3,111
Accrued interest receivable and other assets	40,032	30,424

Total assets	$2,050,921	$1,787,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$616,736	$468,238
Interest-bearing	1,194,520	1,103,900
Total deposits	1,811,256	1,572,138

Long term finance lease obligation	3,969	4,085
Operating lease liabilities	7,752	8,084
Dividends payable	1,247	1,263
Accrued interest payable and other liabilities	32,108	19,630
Total liabilities	1,856,332	1,605,200

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2020 and December 31, 2019	53	53
Additional paid-in capital	46,758	46,382
Retained earnings	159,505	153,701
Treasury stock, at cost; 529,933 shares at June 30, 2020 and 452,641 shares at December 31, 2019	(13,869)	(11,710)
Accumulated other comprehensive income (loss)	2,142	(5,799)
Total shareholders' equity	194,589	182,627

Total liabilities and shareholders' equity	$2,050,921	$1,787,827
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$14,666	$14,570	$28,894	$29,059
Taxable securities	1,397	1,281	2,884	2,476
Tax exempt securities	265	306	536	579
Interest-earning deposits	144	525	542	1,233
Total interest and dividend income	16,472	16,682	32,856	33,347
Interest expense:
Deposits	827	1,544	2,113	3,005
Borrowed funds	54	37	90	74
Total interest expense	881	1,581	2,203	3,079
Net interest income	15,591	15,101	30,653	30,268
Provision for loan losses	260	150	3,310	1,243
Net interest income after provision for loan losses	15,331	14,951	27,343	29,025

Non-interest income:
WMG fee income	2,323	2,524	4,552	4,800
Service charges on deposit accounts	564	1,085	1,554	2,189
Interchange revenue from debit card transactions	982	1,024	1,907	2,055
Net gains on security transactions	—	19	—	19
Changes in fair value of equity investments	156	27	(90)	116
Net gains on sales of loans held for sale	288	29	363	77
Net gains (losses) on sales of other real estate owned	(48)	(3)	(77)	(86)
Income from bank-owned life insurance	14	16	133	31
Other	801	365	1,468	810
Total non-interest income	5,080	5,086	9,810	10,011

Non-interest expenses:
Salaries and wages	5,822	5,780	11,590	11,501
Pension and other employee benefits	1,334	1,473	2,850	3,018
Other components of net periodic pension and postretirement benefits	(243)	(141)	(508)	(282)
Net occupancy	1,430	1,478	2,952	3,045
Furniture and equipment	560	595	1,035	1,123
Data processing	1,939	1,873	3,853	3,600
Professional services	531	418	860	823
Amortization of intangible assets	119	151	251	314
Marketing and advertising	82	145	406	413
Other real estate owned	5	40	34	71
FDIC insurance	229	221	479	486
Loan expense	187	190	497	386
Other	1,232	1,600	2,677	2,822
Total non-interest expenses	13,227	13,823	26,976	27,320
Income before income tax expense	7,184	6,214	10,177	11,716
Income tax expense	1,357	1,233	1,859	2,267
Net income	$5,827	$4,981	$8,318	$9,449

Weighted average shares outstanding	4,850	4,866	4,868	4,863
Basic and diluted earnings per share	$1.20	$1.02	$1.71	$1.94
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$5,827	$4,981	$8,318	$9,449
Other comprehensive income
Unrealized holding gains on securities available for sale	2,965	3,882	10,611	7,312
Reclassification adjustment for gains realized in net income	—	(19)	—	(19)
Net unrealized gains	2,965	3,863	10,611	7,293
Tax effect	756	986	2,706	1,860
Net of tax amount	2,209	2,877	7,905	5,433

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(55)	(110)	(110)
Reclassification adjustment for amortization of net actuarial loss	77	73	154	146
Total before tax effect	22	18	44	36
Tax effect	7	4	8	9
Net of tax amount	15	14	36	27

Total other comprehensive income	2,224	2,891	7,941	5,460

Comprehensive income	$8,051	$7,872	$16,259	$14,909
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2019	$53	$46,174	$146,340	$(12,191)	$(8,842)	$171,534
Net income	—	—	4,981	—	—	4,981
Other comprehensive income	—	—	—	—	2,891	2,891
Restricted stock awards	—	98	—	—	—	98
Restricted stock units for directors' deferred compensation plan	—	10	—	—	—	10
Cash dividends declared ($0.26 per share)	—	—	(1,258)	—	—	(1,258)
Distribution of 2,551 shares of treasury stock for deferred directors’ compensation	—	(52)	—	65	—	13
Sale of 2,485 shares of treasury stock (a)	—	54	—	64	—	118
Balances at June 30, 2019	$53	$46,284	$150,063	$(12,062)	$(5,951)	$178,387

Balances at Balance at March 31, 2020	$53	$46,754	$154,926	$(11,204)	$(82)	$190,447
Net income	—	—	5,827	—	—	5,827
Other comprehensive income	—	—	—	—	2,224	2,224
Restricted stock awards	—	181	—	—	—	181
Restricted stock units for directors' deferred compensation plan	—	9	—	—	—	9
Cash dividends declared ($0.26 per share)	—	—	(1,248)	—	—	(1,248)
Distribution of 6,426 shares of treasury stock for deferred directors’ compensation	—	(180)	—	168	—	(12)
Repurchase of 117,880 shares of common stock	—	—	—	(3,193)	—	(3,193)
Sale of 13,778 shares of treasury stock (a)	—	(6)	—	360	—	354
Balances at June 30, 2020	$53	$46,758	$159,505	$(13,869)	$2,142	$194,589
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2019, as reported	$53	$45,820	$143,129	$(12,562)	$(11,411)	$165,029
Net income	—	—	9,449	—	—	9,449
Other comprehensive income	—	—	—	—	5,460	5,460
Restricted stock awards	—	199	—	—	—	199
Restricted stock units for directors' deferred compensation plan	—	21	—	—	—	21
Distribution of 439 shares of treasury stock grants for employee restricted stock awards	—	—	—	11	—	11
Cash dividends declared ($0.52 per share)	—	—	(2,515)	—	—	(2,515)
Distribution of 8,465 shares of treasury stock for directors' compensation	—	139	—	218	—	357
Distribution of 2,373 shares of treasury stock for employee compensation	—	39	—	61	—	100
Distribution of 2,551 shares of treasury stock for for deferred directors' compensation	—	(52)	—	65	—	13
Repurchase of 272 shares of common stock	—	—	—	(13)	—	(13)
Sale of 6,150 shares of treasury stock (a)	—	118	—	158	—	276
Balances at June 30, 2019	$53	$46,284	$150,063	$(12,062)	$(5,951)	$178,387

Balances at January 1, 2020	$53	$46,382	$153,701	$(11,710)	$(5,799)	$182,627
Net income	—	—	8,318	—	—	8,318
Other comprehensive income	—	—	—	—	7,941	7,941
Restricted stock awards	—	306	—	—	—	306
Restricted stock units for directors' deferred compensation plan	—	20	—	—	—	20
Distribution of 255 shares of treasury stock grants for employee restricted stock awards	—	(7)	—	7	—	—
Cash dividends declared ($0.52 per share)	—	—	(2,514)	—	—	(2,514)
Distribution of 7,923 shares of treasury stock for directors' compensation	—	144	—	206	—	350
Distribution of 2,274 shares of treasury stock for employee compensation	—	41	—	59	—	100
Distribution of 6,426 shares of treasury stock for deferred directors’ compensation	—	(180)	—	168	—	(12)
Repurchase of 122,021 shares of common stock	—	—	—	(3,321)	—	(3,321)
Sale of 27,963 shares of treasury stock (a)	—	47	—	727	—	774
Forfeiture of 112 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at June 30, 2020	$53	$46,758	$159,505	$(13,869)	$2,142	$194,589
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2020	2019
Net income	$8,318	$9,449
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	351	322
Amortization of intangible assets	251	314
Provision for loan losses	3,310	1,243
Loss on disposal of fixed assets	—	18
Depreciation and amortization of fixed assets	1,509	1,623
Amortization of premiums on securities, net	530	518
Gain on sales of loans held for sale, net	(363)	(77)
Proceeds from sales of loans held for sale	3,377	3,938
Loans originated and held for sale	(3,320)	(3,983)
Net losses on sale of other real estate owned	77	86
Write-downs on other real estate owned	8	53
Net change in fair value of equity investments	90	(116)
Net (gains) on securities transactions	—	(19)
Purchase of equity investments	(85)	(54)
Increase in other assets and accrued interest receivable	(9,831)	(2,716)
(Decrease) increase in accrued interest payable	(45)	82
Expense related to restricted stock units for directors' deferred compensation plan	20	21
Expense related to employee stock compensation	100	100
Expense related to employee restricted stock awards	306	199
Payments on operating leases	(332)	(300)
Increase in other liabilities	10,190	2,702
Income from bank owned life insurance	(133)	(31)
Net cash provided by operating activities	14,328	13,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	15,200
Proceeds from maturities, calls, and principal paydowns on securities available for sale	21,215	21,828
Proceeds from maturities and principal collected on securities held to maturity	516	1,330
Purchases of securities available for sale	(44,105)	(57,262)
Purchases of securities held to maturity	(998)	(545)
Purchase of FHLBNY and FRBNY stock	(51)	(6)
Redemption of FHLBNY and FRBNY stock	—	53
Purchases of premises and equipment	(487)	(266)
Proceeds from sale of other real estate owned	230	342
Proceeds from bank owned life insurance	213	—
Net (increase) decrease in loans	(191,528)	22,884
Net cash (used in) provided by investing activities	(214,995)	3,558
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	229,584	(55,665)
Increase in time deposits	9,534	27,566
Payments made on capital lease	(116)	(109)
Purchase of treasury stock	(3,321)	—
Sale of treasury stock	774	276
Cash dividends paid	(2,530)	(2,510)
Net cash provided by (used in) financing activities	233,925	(30,442)
Net increase (decrease) in cash and cash equivalents	33,258	(13,512)
Cash and cash equivalents, beginning of period	121,904	129,972
Cash and cash equivalents, end of period	$155,162	$116,460
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2020	2019
Cash paid for:
Interest	$2,248	$2,997
Income taxes	1,285	1,975
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	91	120
Dividends declared, not yet paid	1,247	1,259
Repurchase of common stock in lieu of employee payroll taxes	54	(13)
Distribution of treasury stock for directors' compensation	350	357
Distribution of treasury stock for deferred directors' compensation	(12)	13
Forfeiture of shares of restricted stock awards	(5)	—
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

Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (TDRs) under ASC 310-40, Receivables: Troubled Debt Restructurings by Creditors, in certain situations. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. All loan modifications made by the Corporation in response to the COVID-19 pandemic have been in accordance with Section 4013 of the CARES Act.

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

Risks and Uncertainties - COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic, more than 30 million people have filed claims for unemployment, and stock markets have remained volatile and in particular bank stocks have significantly declined in value. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

The Corporation's consolidated financial statements reflect estimates and assumptions that affect the reported amounts of assets and liabilities, including the amount of the allowance for loan losses established. Management evaluated the potential impact of the COVID-19 pandemic as it related to the loan portfolio and as part of this analysis, management identified what it believes to be higher risk loans through a detailed analysis of industry codes. Certain allowance qualitative factors were increased based on an assessment of the impact of the current pandemic on local, national and global economic conditions as well as the perceived risks inherent in specific industries and credit characteristics.

Management has taken actions to identify and assess additional possible credit exposure due to the COVID-19 pandemic based upon the industry types within the current loan portfolio. As of June 30, 2020, "highly impacted" industries total $245.1 million, or 27.9% of the Bank's commercial loan portfolio as of June 30, 2020.

NOTE 2  EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur. Earnings per share were computed by dividing net income by 4,850 and 4,866 weighted average shares outstanding for the three month periods ended June 30, 2020 and 2019, respectively. Earnings per share were computed by dividing net income by 4,868 and 4,863 weighted average shares outstanding for the six month periods ended June 30, 2020 and 2019, respectively. There were no common stock equivalents during the three and six month periods ended June 30, 2020 or 2019.

NOTE 3  SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities, residential	$241,357	$9,951	$1	$251,307
Obligations of states and political subdivisions	40,762	2,543	—	43,305
Corporate bonds and notes	2,250	—	—	2,250
SBA loan pools	20,247	52	100	20,199
Total	$304,616	$12,546	$101	$317,061

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities, residential	$225,029	$1,471	$1,266	$225,234
Obligations of states and political subdivisions	41,265	1,580	—	42,845
Corporate bonds and notes	250	—	—	250
SBA loan pools	15,712	95	46	15,761
Total	$282,256	$3,146	$1,312	$284,090

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	June 30, 2020
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$754	$—	$—	$754
Time deposits with other financial institutions	2,843	50	—	2,893
Total	$3,597	$50	$—	$3,647

	December 31, 2019
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,045	$—	$—	$1,045
Time deposits with other financial institutions	2,070	24	—	2,094
Total	$3,115	$24	$—	$3,139

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	June 30, 2020
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$285	$285	$1,644	$1,666
After one, but within five years	23,248	24,569	1,953	1,981
After five, but within ten years	18,720	19,900	—	—
After ten years	759	801	—	—
	43,012	45,555	3,597	3,647
Mortgage-backed securities, residential	241,357	251,307	—	—
SBA loan pools	20,247	20,199	—	—
Total	$304,616	$317,061	$3,597	$3,647

The proceeds from sales and calls of securities resulting in gains or losses for the three months ended June 30, 2020 and 2019 are listed below (in thousands):

	2020	2019
Proceeds	$—	$15,200
Gross gains	—	79
Gross losses	—	(60)
Tax expense	—	5

The proceeds from sales and calls of securities resulting in gains or losses for the six months ended June 30, 2020 and 2019 are listed below (in thousands):

	2020	2019
Proceeds	$—	$15,200
Gross gains	—	79
Gross losses	—	(60)
Tax expense	—	5

The following tables summarize the investment securities available for sale with unrealized losses at June 30, 2020 and December 31, 2019 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$—	$—	$1,326	$1	$1,326	$1
SBA loan pools	11,378	65	1,200	35	12,578	100
Total temporarily impaired securities	$11,378	$65	$2,526	$36	$13,904	$101

	Less than 12 months		12 months or longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$71,506	$791	$54,343	$475	$125,849	$1,266
SBA loan pools	3,014	9	1,405	37	4,419	46
Total temporarily impaired securities	$74,520	$800	$55,748	$512	$130,268	$1,312

Other-Than-Temporary Impairment

As of June 30, 2020, the Corporation’s unrealized and unrecognized losses were not material.

NOTE 4  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Commercial and agricultural:
Commercial and industrial	$395,044	$230,018
Agricultural	416	274
Commercial mortgages:
Construction	47,180	43,962
Commercial mortgages, other	623,261	604,832
Residential mortgages	207,999	188,338
Consumer loans:
Home equity lines and loans	85,927	91,784
Indirect consumer loans	124,921	134,973
Direct consumer loans	13,250	15,038
Total loans, net of deferred origination fees and costs	1,497,998	1,309,219
Interest receivable on loans	4,748	3,684
Total recorded investment in loans	$1,502,746	$1,312,903

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$11,191	$10,472	$1,421	$3,149	$26,233
Charge-offs	(36)	(2,143)	(13)	(297)	(2,489)
Recoveries	5	—	49	72	126
Net recoveries (charge-offs)	(31)	(2,143)	36	(225)	(2,363)
Provision	(2,833)	2,220	434	439	260
Ending balance	$8,327	$10,549	$1,891	$3,363	$24,130

	Three Months Ended June 30, 2019
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$5,429	$9,474	$1,215	$3,627	$19,745
Charge-offs	(48)	—	(39)	(318)	(405)
Recoveries	4	1	45	116	166
Net recoveries (charge-offs)	(44)	1	6	(202)	(239)
Provision	91	70	8	(19)	150
Ending balance	$5,476	$9,545	$1,229	$3,406	$19,656

The following tables present the activity in the allowance for loan losses by portfolio segment for the six month periods ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30, 2020
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$10,227	$8,869	$1,252	$3,130	$23,478
Charge-offs:	(65)	(2,143)	(13)	(700)	(2,921)
Recoveries:	8	—	48	207	263
Net recoveries (charge-offs)	(57)	(2,143)	35	(493)	(2,658)
Provision	(1,843)	3,823	604	726	3,310
Ending balance	$8,327	$10,549	$1,891	$3,363	$24,130

	Six Months Ended June 30, 2019
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$5,383	$8,184	$1,226	$4,151	$18,944
Charge-offs:	(55)	—	(41)	(757)	(853)
Recoveries:	15	2	45	260	322
Net recoveries (charge-offs)	(40)	2	4	(497)	(531)
Provision	133	1,359	(1)	(248)	1,243
Ending balance	$5,476	$9,545	$1,229	$3,406	$19,656

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,431	$213	$—	$62	$5,706
Collectively evaluated for impairment	2,896	10,336	1,891	3,301	18,424
Total ending allowance balance	$8,327	$10,549	$1,891	$3,363	$24,130

	December 31, 2019
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,000	$2,097	$—	$—	$8,097
Collectively evaluated for impairment	4,227	6,772	1,252	3,130	15,381
Total ending allowance balance	$10,227	$8,869	$1,252	$3,130	$23,478

	June 30, 2020
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$6,572	$7,162	$1,170	$837	$15,741
Loans collectively evaluated for impairment	390,126	665,378	207,523	223,978	1,487,005
Total ending loans balance	$396,698	$672,540	$208,693	$224,815	$1,502,746

	December 31, 2019
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$6,147	$8,844	$525	$149	$15,665
Loans collectively evaluated for impairment	224,775	641,726	188,349	242,388	1,297,238
Total ending loans balance	$230,922	$650,570	$188,874	$242,537	$1,312,903

The following table presents loans individually evaluated for impairment recognized by class of loans as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,089	$1,088	$—	$133	$133	$—
Commercial mortgages:
Construction	219	220	—	247	247	—
Commercial mortgages, other	6,887	4,743	—	3,501	3,503	—
Residential mortgages	1,190	1,170	—	554	525	—
Consumer loans:
Home equity lines and loans	672	657	—	171	149	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,481	5,484	5,431	6,013	6,014	6,000
Commercial mortgages:
Commercial mortgages, other	2,197	2,199	213	5,093	5,094	2,097
Consumer loans:
Home equity lines and loans	180	180	62	—	—	—
Total	$17,915	$15,741	$5,706	$15,712	$15,665	$8,097

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and six month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$597	$—	$289	$—	$442	$—	$308	$1
Commercial mortgages:
Construction	226	2	285	2	233	4	293	5
Commercial mortgages, other	3,982	—	3,640	3	3,822	—	3,738	6
Residential mortgages	844	5	388	2	738	10	393	4
Consumer loans:
Home equity lines & loans	403	2	163	1	318	3	127	1
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,665	2	1,817	—	5,781	2	1,805	—
Commercial mortgages:
Commercial mortgages, other	3,613	8	7,741	—	4,107	8	5,795	—
Consumer loans:
Home equity lines and loans	90	—	—	—	60	—	—	—
Total	$15,420	$19	$14,323	$8	$15,501	$27	$12,459	$17
(1)Cash basis interest income approximates interest income recognized.
The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of June 30, 2020 and December 31, 2019 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Commercial and agricultural:
Commercial and industrial	$6,439	$6,147	$3	$7
Commercial mortgages:
Construction	70	80	—	—
Commercial mortgages, other	6,416	8,407	—	—
Residential mortgages	2,537	2,155	—	—
Consumer loans:
Home equity lines and loans	1,061	641	—	—
Indirect consumer loans	755	571	—	—
Direct consumer loans	1	7	—	—
Total	$17,279	$18,008	$3	$7

The following tables present the aging of the recorded investment in loans as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$3,796	$215	$276	$4,287	$391,993	$396,280
Agricultural	—	—	—	—	418	418
Commercial mortgages:
Construction	—	—	—	—	47,329	47,329
Commercial mortgages, other	1,046	347	1,881	3,274	621,937	625,211
Residential mortgages	590	364	733	1,687	207,006	208,693
Consumer loans:
Home equity lines and loans	180	53	96	329	85,855	86,184
Indirect consumer loans	499	102	386	987	124,331	125,318
Direct consumer loans	2	1	—	3	13,310	13,313
Total	$6,113	$1,082	$3,372	$10,567	$1,492,179	$1,502,746

	December 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,285	$49	$4,398	$5,732	$224,916	$230,648
Agricultural	—	—	—	—	274	274
Commercial mortgages:
Construction	—	—	—	—	44,082	44,082
Commercial mortgages, other	441	277	2,165	2,883	603,605	606,488
Residential mortgages	1,016	803	956	2,775	186,099	188,874
Consumer loans:
Home equity lines and loans	353	151	149	653	91,412	92,065
Indirect consumer loans	1,546	377	355	2,278	133,088	135,366
Direct consumer loans	32	11	6	49	15,057	15,106
Total	$4,672	$1,668	$8,029	$14,370	$1,298,533	$1,312,903

Troubled Debt Restructurings:

A modification of a loan may result in classification as a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs. As of June 30, 2020, in conformance with Section 4013 of the CARES Act, the Corporation modified a total of 1,168 commercial and consumer loans represented by a total loan balance of $241.6 million. As of June 30, 2020, 593 loans totaling $185.8 million remained in modified status.

As of June 30, 2020 and December 31, 2019, the Corporation has a recorded investment in TDRs of $9.8 million and $9.0 million, respectively.  There were specific reserves of $0.6 million and $2.3 million allocated for TDRs at June 30, 2020 and December 31, 2019, respectively.  As of June 30, 2020, TDRs totaling $1.4 million were accruing interest under the modified terms and $8.4 million were on non-accrual status.  As of December 31, 2019, TDRs totaling $0.9 million were accruing interest under the modified terms and $8.1 million were on non-accrual status.  The Corporation had committed $29 thousand and $17 thousand to customers with outstanding loans that are classified as TDRs as of June 30, 2020 and December 31, 2019, respectively.

During the three months ended June 30, 2020, the terms of certain loans were modified as TDRs. These included the modifications of two commercial and industrial loans where deferral of payments were granted and both loans were risk rated Substandard while one loan was in non-accrual status prior to the modification. The modifications of four commercial mortgage loans included the deferral of payments with three of the loans risk rated Substandard and in non-accrual status, three of the borrowers were over one year past due in real estate taxes and two of the loans were over 30 days past due in payments. The modifications of three residential mortgages included the deferral of payments while all three were in non-accrual status prior to the modifications, two were risk rated Substandard and one was over thirty days past due in payments. The modifications of three home equity lines and loans included the deferral of payments while all three loans were risk rated Substandard and in non-accrual status prior to the modifications.

There were no loans modified as TDRs during the three month period ended June 30, 2019.

During the six month period ended June 30, 2020, there were no loans modified as TDRs except those described above during the three month period ended June 30, 2020. During the six month period ended June 30, 2019, the terms of certain loans were modified as TDRs. The modification of the terms of one home equity loan during the six months ended June 30, 2019 included a reduction in the stated interest rate for the remaining life of the loan, an extension of the maturity date for approximately three years, and a reduction of the scheduled amortized payment of the loan for greater than a three month period.

The following tables present loans by class modified as TDRs that occurred during the three month period ended June 30, 2020 and June 30, 2019 (dollars in thousands):

June 30, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	$2	$929	$929
Commercial mortgages:
Commercial mortgages, other	4	1,297	1,297
Residential mortgages	3	677	677
Consumer loans:
Home equity lines and loans	3	738	738
Total	$12	$3,641	$3,641

The TDRs described above increased the allowance for loan losses by $0.2 million and resulted in no charge-offs during the three month period ended June 30, 2020. There were no loans modified as TDRs during the three month period ended June 30, 2019.

The following tables present loans by class modified as TDRs that occurred during the six month period ended June 30, 2020 and June 30, 2019 (dollars in thousands):

June 30, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	$2	$929	$929
Commercial mortgages:
Commercial mortgages, other	4	1,297	1,297
Residential mortgages	3	677	677
Consumer loans:
Home equity lines and loans	3	738	738
Total	$12	$3,641	$3,641

June 30, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Consumer loans:
Home equity lines and loans	$1	$137	$137
Total	$1	$137	$137

The TDRs described above increased the allowance for loan losses by $0.2 million and resulted in no charge-offs during the six month period ended June 30, 2020. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the six month period ended June 30, 2019.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and six month periods ended June 30, 2020 and 2019.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of June 30, 2020 and December 31, 2019, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	June 30, 2020
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$382,873	$4,324	$3,786	$5,297	$396,280
Agricultural	—	418	—	—	—	418
Commercial mortgages:
Construction	—	43,235	546	3,548	—	47,329
Commercial mortgages	—	596,641	14,436	11,868	2,266	625,211
Residential mortgages	206,156	—	—	2,537	—	208,693
Consumer loans:
Home equity lines and loans	85,123	—	—	1,061	—	86,184
Indirect consumer loans	124,563	—	—	755	—	125,318
Direct consumer loans	13,312	—	—	1	—	13,313
Total	$429,154	$1,023,167	$19,306	$23,556	$7,563	$1,502,746

	December 31, 2019
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$208,552	$5,915	$10,361	$5,820	$230,648
Agricultural	—	274	—	—	—	274
Commercial mortgages:
Construction	—	40,304	168	3,610	—	44,082
Commercial mortgages	—	577,266	12,451	12,356	4,415	606,488
Residential mortgages	186,719	—	—	2,155	—	188,874
Consumer loans:
Home equity lines and loans	91,424	—	—	641	—	92,065
Indirect consumer loans	134,795	—	—	571	—	135,366
Direct consumer loans	15,099	—	—	7	—	15,106
Total	$428,037	$826,396	$18,534	$29,701	$10,235	$1,312,903

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$206,156	$85,123	$124,563	$13,312
Non-Performing	2,537	1,061	755	1
	$208,693	$86,184	$125,318	$13,313

	December 31, 2019
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$186,719	$91,424	$134,795	$15,099
Non-Performing	2,155	641	571	7
	$188,874	$92,065	$135,366	$15,106

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

Appraisals for both collateral dependent impaired loans and OREO are performed by certified general appraisers (commercial properties) or certified residential appraisers (residential properties) whose qualifications and licenses have been reviewed and verified by the Corporation.  Once received, appraisals are reviewed for reasonableness of assumptions, approaches utilized, Uniform Standards of Professional Appraisal Practice and other regulatory compliance, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  Appraisals are generally completed within the previous 12 month period prior to a property being placed into OREO.  On impaired loans, appraisal values are adjusted based on the age of the appraisal, the position of the lien, the type of the property and its condition.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$251,307	$—	$251,307	$—
Obligations of states and political subdivisions	43,305	—	43,305	—
Corporate bonds and notes	2,250	—	2,250	—
SBA loan pools	20,199	—	20,199	—
Total available for sale securities	$317,061	$—	$317,061	$—

Equity investments, at fair value	$2,169	$1,507	$—	$662
Derivative assets	17,893	—	17,893	—

Financial Liabilities:
Derivative liabilities	$18,104	$—	$17,893	$211

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2020.

		Fair Value Measurement at December 31, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$225,234	$—	$225,234	$—
Obligations of states and political subdivisions	42,845	—	42,845	—
Corporate bonds and notes	250	—	250	—
SBA loan pools	15,761	—	15,761	—
Total available for sale securities	$284,090	$—	$284,090	$—

Equity investments, at fair value	$1,442	$1,442	$—	$—
Derivative assets	6,466	—	6,466	—

Financial Liabilities:
Derivative liabilities	$6,831	$—	$6,466	$365

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2019.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended June 30, 2020 and 2019 (in thousands):

	Assets (Liabilities)
	Derivative Liabilities
	June 30, 2020	June 30, 2019
Balance of recurring Level 3 assets at April 1	$(430)	$(230)
Derivative instruments entered into	(6)	(11)
Total gains or losses for the period:
Included in earnings - other non-interest income	225	(124)
Included in other comprehensive income	—	—
Transfers out of Level 3	—	—
Balance of recurring Level 3 assets at June 30,	$(211)	$(365)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended June 30, 2020 and June 30, 2019 (in thousands):

	Assets (Liabilities)
	Derivative Liabilities
	June 30, 2020	June 30, 2019
Balance of recurring Level 3 assets at January 1	$(365)	$(140)
Derivative instruments entered into	(15)	(35)
Total gains or losses for the period:
Included in earnings - other non-interest income	169	(190)
Included in other comprehensive income	—	—
Transfers out of Level 3	—	—
Balance of recurring Level 3 assets at June 30,	$(211)	$(365)

The following table presents information related to Level 3 recurring fair value measurements at June 30, 2020 and December 31, 2019 (in thousands):

Description	Fair Value at June 30, 2020	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2020
Derivative liabilities	$211	Historical trend	Credit default rate	0.10% - 5.50% [1.11%]

Description	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2019
Derivative liabilities	$365	Historical trend	Credit default rate	7.30% - 7.30% [7.30%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$516	$—	$—	$516	$232
Total impaired loans	$516	$—	$—	$516	$232
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$111	$—	$—	$111	$—
Residential mortgages	115	—	—	115	—
Consumer loans:
Home equity lines and loans	55	—	—	55	—
Total other real estate owned, net	$281	$—	$—	$281	$—

		Fair Value Measurement at December 31, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$1,554	$—	$—	$1,554	$(1,597)
Total impaired loans	$1,554	$—	$—	$1,554	$(1,597)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$111	$—	$—	$111	$—
Residential mortgages	284	—	—	284	(12)
Consumer loans:
Home equity lines and loans	122	—	—	122	—
Total other real estate owned, net	$517	$—	$—	$517	$(12)

The following tables present information related to Level 3 non-recurring fair value measurement at June 30, 2020 and December 31, 2019 (in thousands):

Description	Fair Value at June 30, 2020	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2020
Impaired loans:
Commercial mortgages:
Commercial mortgages	$516	Sales comparison	Discount to appraised value	5.84% - 5.84% [5.84%]
	$516

OREO:
Commercial mortgages:
Commercial mortgages	$111	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	115	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	55	Sales comparison	Discount to appraised value	31.25% - 31.25% [31.25%]
	$281

Description	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2019
Impaired loans:
Commercial mortgages:
Commercial mortgages	1,554	Sales comparison	Discount to appraised value	10.00% - 10.00% [10.00%]
	$1,554

OREO:
Commercial mortgages:
Commercial mortgages	$111	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	284	Sales comparison	Discount to appraised value	20.80% - 35.29% [24.09%]
Consumer loans:
Home equity lines and loans	122	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$517

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2020 and December 31, 2019, are as follows (in thousands):

	June 30, 2020
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$28,689	$28,689	$—	$—	$28,689
Interest-earning deposits in other financial institutions	126,473	126,473	—	—	126,473
Equity investments	2,169	1,507	—	662	2,169
Securities held to maturity	3,597	—	2,892	754	3,646
FHLBNY and FRBNY stock	3,150	—	—	—	N/A
Loans, net and loans held for sale	1,475,359	—	—	1,489,509	1,489,509
Accrued interest receivable	5,611	1	862	4,748	5,611
Derivative Assets	17,893	—	17,893	—	17,893

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,640,546	$1,640,546	$—	$—	$1,640,546
Time deposits	170,710	—	174,034	—	174,034
Accrued interest payable	254	9	245	—	254
Derivative Liabilities	18,104	—	17,893	211	18,104
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

NOTE 6  LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options.  As of June 30, 2020, the weighted average remaining lease term was 8.8 years with a weighted average discount rate of 3.27%.  Rent expense was $0.2 million for the three months ended June 30, 2020. Rent expense was $0.5 million for the six months ended June 30, 2020. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at June 30, 2020 and December 31, 2019 consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Operating lease right-of-use asset	$8,713	$8,713
Less: accumulated amortization	(1,063)	(712)
Operating lease right-of-use-assets, net	$7,650	$8,001

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of June 30, 2020 (in thousands):

Year	Amount
2020	$466
2021	930
2022	869
2023	889
2024	880
2025 and thereafter	5,347
Total minimum lease payments	9,381
Less: amount representing interest	(1,629)
Present value of net minimum lease payments	$7,752

As of June 30, 2020, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of June 30, 2020, the weighted average remaining lease term was 12.5 years with a weighted average discount rate of 3.35%. The Corporation has included these leases in premises and equipment as of June 30, 2020 and December 31, 2019 as follows (in thousands):

	June 30, 2020	December 31, 2019
Buildings	$5,572	$5,572
Less: accumulated depreciation	(1,708)	(1,541)
Net book value	$3,864	$4,031

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of June 30, 2020 (in thousands):

Year	Amount
2020	$189
2021	388
2022	391
2023	391
2024	391
2025 and thereafter	3,250
Total minimum lease payments	5,000
Less: amount representing interest	(1,031)
Present value of net minimum lease payments	$3,969

As of June 30, 2020, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2022 from a member of the Corporation's Board of Directors with monthly rent expense totaling $3 thousand per month. Rent paid to this Board of Directors member totaled $14 thousand and $16 thousand for the three month periods ended June 30, 2020 and 2019, respectively. Rent paid to this Board of Directors member totaled $27 thousand and $28 thousand for the six month periods ended June 30, 2020 and 2019, respectively.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February 2033 from a member of the Corporation's Board of Directors with monthly rent expense totaling $7 thousand per month. Rent paid to this Board of Directors member totaled $26 thousand and $21 thousand for the three month periods ended June 30, 2020 and 2019, respectively. Rent paid to this Board of Directors member totaled $51 thousand and $45 thousand for the six month periods ended June 30, 2020 and 2019, respectively.

NOTE 7  GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the six month periods ended June 30, 2020 and 2019 were as follows (in thousands):

	2020	2019
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance June 30,	$21,824	$21,824

Acquired intangible assets were as follows at June 30, 2020 and December 31, 2019 (in thousands):

	At June 30, 2020		At December 31, 2019
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,906	$5,975	$5,832
Other customer relationship intangibles	5,633	5,211	5,633	5,034
Total	$11,608	$11,117	$11,608	$10,866

Aggregate amortization expense was $0.1 million and $0.2 million for the three month periods ended June 30, 2020 and 2019, respectively. Aggregate amortization expense was $0.3 million for both of the six month periods ended June 30, 2020 and 2019.

The remaining estimated aggregate amortization expense at June 30, 2020 is listed below (in thousands):

Year	Estimated Expense
2020	$233
2021	258
2022	—
2023	—
2024	—
Total	$491

The amount of goodwill reflected in the Corporation's Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. The goodwill impairment testing is performed annually as of December 31 and no impairment charges were incurred. However, management did conclude that the current decline in macroeconomic conditions is a triggering event, but other mitigating factors did not warrant an interim quantitative impairment test. We continue to evaluate our qualitative assessment assumptions, which are subject to risks and uncertainties, including: (1) forecasted revenues, expenses, and cash flows; (2) current discount rates; (3) our market capitalization; (4) observable market transactions and multiples; (5) changes to the regulatory environment; and (6) the nature and amount of government support that has been and is expected to be provided in the future.

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$38,445	$23,485	$15,560	$25,233
Unused lines of credit	450	250,744	1,062	229,137
Standby letters of credit	—	15,095	—	16,272

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  As of June 30, 2020, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 9  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2020	$7,064	$(7,146)	$(82)
Other comprehensive income before reclassification	2,209	—	2,209
Amounts reclassified from accumulated other comprehensive income	—	15	15
Net current period other comprehensive income	2,209	15	2,224
Balance at June 30, 2020	$9,273	$(7,131)	$2,142

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2019	$(2,090)	$(6,752)	$(8,842)
Other comprehensive income before reclassification	2,891	—	2,891
Amounts reclassified from accumulated other comprehensive income	(14)	14	—
Net current period other comprehensive income	2,877	14	2,891
Balance at June 30, 2019	$787	$(6,738)	$(5,951)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2020	$1,368	$(7,167)	$(5,799)
Other comprehensive income before reclassification	7,905	—	7,905
Amounts reclassified from accumulated other comprehensive income	—	36	36
Net current period other comprehensive income	7,905	36	7,941
Balance at June 30, 2020	$9,273	$(7,131)	$2,142

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2019	$(4,646)	$(6,765)	$(11,411)
Other comprehensive income before reclassification	5,447	—	5,447
Amounts reclassified from accumulated other comprehensive income	(14)	27	13
Net current period other comprehensive income	5,433	27	5,460
Balance at June 30, 2019	$787	$(6,738)	$(5,951)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2020	2019
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$(19)	Net gains on securities transactions
Tax effect	—	5	Income tax expense
Net of tax	—	(14)
Amortization of defined pension plan and other benefit plan items:
Net gain (loss) arising during the period	—	—
Prior service costs (a)	$(55)	$(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	77	73	Other components of net periodic pension and postretirement benefits
Tax effect	(7)	(4)	Income tax expense
Net of tax	15	14
Total reclassification for the period, net of tax	$15	$—

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2020	2019
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$(19)	Net gains on securities transactions
Tax effect	—	5	Income tax expense
Net of tax	—	(14)
Amortization of defined pension plan and other benefit plan items:
Net gain (loss) arising during the period	—	—
Prior service costs (a)	(110)	(110)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	154	146	Other components of net periodic pension and postretirement benefits
Tax effect	(8)	(9)	Income tax expense
Net of tax	36	27
Total reclassification for the period, net of tax	$36	$13

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10 REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and six months ended June 30, 2020 and 2019 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2020
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$421	$—	$—	$421
Other	143	—	—	143
Interchange revenue from debit card transactions	982	—	—	982
WMG fee income	—	2,323	—	2,323
CFS fee and commission income	—	—	153	153
Net gains (losses) on sales of OREO	(48)	—	—	(48)
Net gains on sales of loans(a)	288	—	—	288
Loan servicing fees(a)	29	—	—	29
Changes in fair value of equity investments(a)	145	—	11	156
Income from bank-owned life insurance(a)	14	—	—	14
Other(a)	638	—	(19)	619
Total non-interest income (loss)	$2,612	$2,323	$145	$5,080
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Three Months Ended June 30, 2019
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$856	$—	$—	$856
Other	229	—	—	229
Interchange revenue from debit card transactions	1,024	—	—	1,024
WMG fee income	—	2,524	—	2,524
CFS fee and commission income	—	—	189	189
Net gains (losses) on sales of OREO	(3)	—	—	(3)
Net gains on sales of loans(a)	29	—	—	29
Loan servicing fees(a)	16	—	—	16
Net gains on sales of securities(a)	19	—	—	19
Changes in fair value of equity investments(a)	27	—	—	27
Income from bank-owned life insurance(a)	16	—	—	16
Other(a)	302	—	(142)	160
Total non-interest income	$2,515	$2,524	$47	$5,086

(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2020
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,226	$—	$—	$1,226
Other	328	—	—	328
Interchange revenue from debit card transactions	1,907	—		1,907
WMG fee income	—	4,552	—	4,552
CFS fee and commission income	—	—	330	330
Net gains (losses) on sales of OREO	(77)	—	—	(77)
Net gains on sales of loans(a)	363	—	—	363
Loan servicing fees(a)	56	—	—	56
Changes in fair value of equity investments(a)	(22)	—	(68)	(90)
Income from bank-owned life insurance(a)	133	—	—	133
Other(a)	1,062	—	20	1,082
Total non-interest income	$4,976	$4,552	$282	$9,810

(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2019
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,744	$—	$—	$1,744
Other	445	—	—	445
Interchange revenue from debit card transactions	2,055	—	—	2,055
WMG fee income	—	4,800	—	4,800
CFS fee and commission income	—	—	357	357
Net gains (losses) on sales of OREO	(86)	—	—	(86)
Net gains on sales of loans(a)	77	—	—	77
Loan servicing fees(a)	51	—	—	51
Net gains on sales of securities(a)	19	—	—	19
Changes in fair value of equity investments(a)	100	—	16	116
Income from bank-owned life insurance(a)	31	—	—	31
Other(a)	544	—	(142)	402
Total non-interest income	$4,980	$4,800	$231	$10,011

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

NOTE 11 COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	322	378	644	757
Expected return on plan assets	(610)	(553)	(1,220)	(1,107)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	49	49	98	98
Net periodic pension benefit	$(239)	$(126)	$(478)	$(252)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	10	13	20	26
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	3	1	6	2
Net periodic supplemental pension cost	$13	$14	$26	$28

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	3	4	6
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(55)	(55)	(110)	(110)
Amortization of unrecognized net loss	25	23	50	46
Net periodic postretirement, medical and life benefit	$(28)	$(29)	$(56)	$(58)

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

	Three months ended June 30, 2020
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,459	$—	$13	$16,472
Interest expense	881	—	—	881
Net interest income	15,578	—	13	15,591
Provision for loan losses	260	—	—	260
Net interest income after provision for loan losses	15,318	—	13	15,331
Other non-interest income	2,612	2,323	145	5,080
Other non-interest expenses	11,279	1,647	301	13,227
Income (loss) before income tax expense (benefit)	6,651	676	(143)	7,184
Income tax expense (benefit)	1,223	173	(39)	1,357
Segment net income (loss)	$5,428	$503	$(104)	$5,827

	Three months ended June 30, 2019
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,669	$—	$13	$16,682
Interest expense	1,581	—	—	1,581
Net interest income	15,088	—	13	15,101
Provision for loan losses	150	—	—	150
Net interest income after provision for loan losses	14,938	—	13	14,951
Other non-interest income	2,515	2,524	47	5,086
Other non-interest expenses	11,924	1,571	328	13,823
Income (loss) before income tax expense (benefit)	5,529	953	(268)	6,214
Income tax expense (benefit)	1,028	243	(38)	1,233
Segment net income (loss)	$4,501	$710	$(230)	$4,981

	Six months ended June 30, 2020
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$32,826	$—	$30	$32,856
Interest expense	2,203	—	—	2,203
Net interest income	30,623	—	30	30,653
Provision for loan losses	3,310	—	—	3,310
Net interest income after provision for loan losses	27,313	—	30	27,343
Other non-interest income	4,976	4,552	282	9,810
Other non-interest expenses	23,161	3,249	566	26,976
Income (loss) before income tax expense (benefit)	9,128	1,303	(254)	10,177
Income tax expense (benefit)	1,613	334	(88)	1,859
Segment net income (loss)	$7,515	$969	$(166)	$8,318

Segment assets	$2,040,937	$3,063	$6,921	$2,050,921

	Six months ended June 30, 2019
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$33,321	$—	$26	$33,347
Interest expense	3,079	—	—	3,079
Net interest income	30,242	—	26	30,268
Provision for loan losses	1,243	—	—	1,243
Net interest income after provision for loan losses	28,999	—	26	29,025
Other non-interest income	4,980	4,800	231	10,011
Legal accruals and settlements	—	—	—	—
Other non-interest expenses	23,549	3,146	625	27,320
Income (loss) before income tax expense (benefit)	10,430	1,654	(368)	11,716
Income tax expense (benefit)	1,917	422	(72)	2,267
Segment net income (loss)	$8,513	$1,232	$(296)	$9,449

Segment assets	$1,742,927	$3,574	$6,496	$1,752,997

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

During January 2020 and 2019, 7,923 and 8,465 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation for respective prior year. An expense of $77 thousand and $84 thousand related to this compensation was recognized during the three month periods ended June 30, 2020 and 2019, respectively. An expense of $166 thousand and $177 thousand related to this compensation was recognized during the six month periods ended June 30, 2020 and 2019, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended June 30, 2020 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at April 1, 2020	31,368	$43.33
Granted	—	—
Vested	(1,552)	43.16
Forfeited or cancelled	—	—
Nonvested at June 30, 2020	29,816	$43.34

A summary of restricted stock activity for the six month period ended June 30, 2020 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2020	33,575	$43.24
Granted	255	39.35
Vested	(3,902)	42.18
Forfeited or cancelled	(112)	44.72
Nonvested at June 30, 2020	29,816	$43.34

As of June 30, 2020, there was $1.0 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.26 years.  The total fair value of shares vested was $138 thousand and $32 thousand for the six month periods ended June 30, 2020 and 2019, respectively.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 and 2019. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2019 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2020, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors, on pages 19–29 of the Corporation’s 2019 Form 10-K and on pages 67-68 of the Corporation's March 31, 2020 Quarterly Form 10-Q. For a discussion of use of non-GAAP financial measures, see pages 69–72 of the Corporation's 2019 Form 10-K and pages 77-80 in this Form 10-Q.

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

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Corporation could be subject to any of the following additional risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;
•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•a material decrease in net income over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•our wealth management revenues may decline with continuing market turmoil;
•our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•FDIC premiums may increase if the agency experiences additional resolution costs.

Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2019 Annual Report on Form 10-K, March 31, 2020 Quarterly Report on Form 10-Q, and in this Quarterly Report on Form 10-Q.  These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

COVID-19

The Effect of COVID-19 on Our Business
During the second quarter of 2020, the Corporation remained true to the two main goals management set at the start of the COVID-19 pandemic: ensure a healthy and safe work environment for our colleagues, clients and the communities we assist, and provide top-tier financial services that our communities depend on in a manner that is accessible, reliable and efficient. We continued to provide these essential banking services to our clients and the communities, pivoting to offer banking transactions through newly created walk-up windows, as well as our drive-up windows. More complex transactions were handled inside our lobbies, by appointment only. At all times, social distancing, sanitizing and facial coverings were required. As of the date of this filing, 29 of our 32 offices have fully re-opened to normal business hours. We continue to provide essential banking services to our clients and the communities we serve.
Management did not experience any negative effects on our ability to maintain operations and financial reporting systems, and has not identified any impact on business continuity plans. Management does not anticipate additional risk with respect to its ability to maintain internal control over financial reporting and disclosure controls and procedures, nor does it expect any changes in such controls and procedures.
On June 17, 2020 the New York legislature passed, and Governor Cuomo signed, new legislation which allows certain borrowers to extend the period of forbearance on a primary residence if financial hardship is demonstrated as a result of COVID-19. The Corporation anticipates that this new law could increase the amount of forbearance in the upcoming periods.

COVID-19 Loan Modifications Outstanding As Of
	June 30, 2020		July 31, 2020
	# Clients	Total Loan Balance	# Clients	Total Loan Balance

Commercial	172	$167.7 million	49	$52.8 million
Retail and Residential	457	$18.0 million	132	$6.3 million

The above reflects the uncertain economic situation as of June 30, 2020 whereby the initial response by customers prompted a quick reaction to the unknown potential impact of COVID-19 on their business. Subsequently, customers may have reassessed their financial position prior to finalization of a modification, either modifying deferral requests or withdrawing the request altogether. In some cases, customers continued to make payments on modified loans. Of these modifications, 100% were considered current prior to the forbearance and primarily reflect deferrals for 90 days. Deferred principal and interest payments on loans with COVID-19 modifications in effect are estimated to total $4.9 million and $1.9 million as of June 30, 2020 and July 31, 2020, respectively.

Paycheck Protection Program Initiative

As part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), Congress established the Paycheck Protection Program (“PPP”) under the direction of the United States Small Business Administration (the “SBA”). Included in the legislation, and additional legislation approved by Congress on April 23, 2020 and June 5, 2020, was a total of $659 billion to assist small businesses by providing SBA guaranteed loans to help pay for up to 24 weeks of their payroll, in addition to other expenses such as interest expense on mortgages, rent or utility payments. PPP loans have an interest rate of 1.0%, two-year and five-year loan terms to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or 10 months after the period the business has used such funds. The funds are an effort to encourage retention of employees and up to the entire loan balance and interest may be forgiven, if the borrower meets certain predetermined SBA criteria. Businesses with less than 500 employees are eligible, although certain corporate organizational structures were not included in the legislation. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans.

The Corporation successfully navigated the processes set forth by the SBA and assisted customers and non-customers through the PPP. As of June 30, 2020, the Bank received 1,370 applications, of which 1,195 were processed, and 1,167 or $186.9 million were funded under the PPP, impacting approximately 19,000 employees of the approved businesses in our communities. As of the date of this filing, the Corporation is preparing to assist the businesses who received PPP loans with the forgiveness application phase of the program.

Participation in Paycheck Protection Program Liquidity Facility ("PPPLF")

The PPPLF was created by the Board of Governors of the Federal Reserve System on April 9, 2020 to facilitate lending by participating financial institutions to small businesses under the PPP of the CARES Act. Under the facility, the Federal Reserve Banks lend to participating financial institutions on a non-recourse basis, taking PPP loans as collateral. The Bank participated in the PPPLF and received funding for 141 loans totaling $66.4 million. The Corporation fully repaid the funds on May 28, 2020.

Outlook

Management believes that the Corporation's liquidity position is strong. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, FHLB borrowings, securities sold under agreements to repurchase and other borrowings. At June 30, 2020, the Corporation's cash and cash equivalents balance was $155.2 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of June 30, 2020, the Corporation's investment in securities available for sale was $317.1 million, $126.0 million of which was not pledged as collateral. Additionally, the Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $124.9 million as of June 30, 2020. The Corporation did not experience excessive draws on available working capital lines of credit and home equity lines of credit during the first half of 2020 due to the COVID-19 pandemic. Nor has the Corporation experienced any significant or unusual activity related to customer reaction to the COVID-19 pandemic that would create stress on the Corporation's liquidity position.
With respect to the Corporation's credit risk and lending activities, management has taken actions to identify and assess additional possible credit exposure due to the COVID-19 pandemic based upon the industry types within the current loan portfolio. The table below summarizes the Bank's commercial loan portfolio, excluding PPP loans, by NAICS code, as of June 30, 2020. While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, the industries designated by Management to be most impacted by COVID-19 are indicated in bold.

Commercial Loan Portfolio by NAICS Codes
"Highly Impacted" industries in bold (dollars in thousands)		% of Total Loans excluding PPP Loans	% of RBC*
Industry Sectors	Loan Balance excluding PPP Loans
Real Estate, Rental & Leasing
Multifamily	$180,558	20.54%	96.71%
Hospitality	41,621	4.73%	22.29%
Nursing Home/Assisted Living	13,197	1.50%	7.07%
Medical Office ¹	16,831	1.91%	9.02%
Non-Essential Retail	38,017	4.32%	20.36%
CRE Other	277,299	31.55%	148.53%
Non-Real Estate Secured	36,035	4.10%	19.30%
Agricultural, Forestry, Farming and Hunting¹	1,611	0.18%	0.86%
Accommodation and Food Services	44,231	5.03%	23.69%
Manufacturing	30,704	3.49%	16.45%
Arts, Entertainment and Recreation	34,659	3.94%	18.56%
Health Care and Social Assistance ¹	30,098	3.42%	16.12%
Construction	26,652	3.03%	14.28%
Wholesale Trade	26,060	2.96%	13.96%
Retail Trade	22,053	2.51%	11.81%
Professional, Scientific, and Technical Services	12,081	1.37%	6.47%
Transportation and Warehousing	12,233	1.39%	6.55%
Finance and Insurance	6,817	0.78%	3.65%
Administration and Support, Waste Management, Remediation	6,521	0.74%	3.49%
Educational Services	4,811	0.55%	2.58%
Mining	2,793	0.32%	1.50%
Other	14,144	1.64%	9.08%
Total Loans, excluding Paycheck Protection Program (PPP)	$879,026	100.00%

COVID-19 Highly Impacted Industries	$245,111	27.88%

* Risk Based Capital
¹ Category added second quarter, 2020
COVID-19 highly impacted industries totaled $245.1 million, or 27.9% of the Bank's commercial loan portfolio excluding PPP loans, as of June 30, 2020. PPP loans totaling $186.9 million are 100% guaranteed by the Federal Government and represent virtually no risk. The rental and leasing sector encompasses real estate rental properties plus rental of non-real estate items. In this same sector, $109.7 million of the loan balances related to commercial real estate rentals for hospitality, nursing/home assisted living, non-essential retail and medical offices and are considered "highly impacted." The arts, entertainment and recreation sector included $26.6 million of loan balances related to casinos. PPP loans to the highly impacted industries totaled $58.7 million.
The COVID-19 pandemic is expected to continue to impact the Corporation's financial results, as well as demand for its services and products during the second half of 2020 and potentially beyond. The short and long-term implications of the COVID-19 pandemic, and related monetary and fiscal stimulus measures, on the Corporation's future revenues, earnings results, allowance for loan losses, capital reserves, and liquidity are uncertain at this time.
Recent Events
Effective April 30, 2020, the Corporation closed the branch office at 304 Main Street, Towanda, Pennsylvania. The Bank continues to serve Bradford County, Pennsylvania with offices located in Canton and Troy, Pennsylvania, and Waverly, New York.

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2020	2020	2019	2019	2019	2020	2019
RESULTS OF OPERATIONS
Interest income	$16,472	$16,384	$16,777	$16,808	$16,682	$32,856	$33,347
Interest expense	881	1,322	1,576	1,666	1,581	2,203	3,079
Net interest income	15,591	15,062	15,201	15,142	15,101	30,653	30,268
Provision for loan losses	260	3,050	261	4,441	150	3,310	1,243
Net interest income after provision for loan losses	15,331	12,012	14,940	10,701	14,951	27,343	29,025
Non-interest income	5,080	4,730	5,106	4,956	5,086	9,810	10,011
Non-interest expense	13,227	13,749	14,851	13,525	13,823	26,976	27,320
Income before income tax expense	7,184	2,993	5,195	2,132	6,214	10,177	11,716
Income tax expense	1,357	502	991	176	1,233	1,859	2,267
Net income	$5,827	$2,491	$4,204	$1,956	$4,981	$8,318	$9,449

Basic and diluted earnings per share	$1.20	$0.51	$0.87	$0.40	$1.02	$1.71	$1.94
Average basic and diluted shares outstanding	4,850	4,895	4,879	4,871	4,866	4,868	4,863

PERFORMANCE RATIOS - Annualized
Return on average assets	1.15%	0.55%	0.93%	0.44%	1.15%	0.87%	1.09%
Return on average equity	12.22%	5.32%	9.14%	4.29%	11.51%	8.80%	11.18%
Return on average tangible equity (a)	13.83%	6.04%	10.43%	4.91%	13.27%	9.98%	12.92%
Efficiency ratio (unadjusted) (f)	63.99%	69.47%	73.13%	67.30%	68.47%	66.67%	67.83%
Efficiency ratio (adjusted) (a) (b)	63.16%	68.50%	72.08%	66.21%	67.44%	65.77%	66.74%
Non-interest expense to average assets	2.62%	3.06%	3.28%	3.05%	3.18%	2.83%	3.15%
Loans to deposits	82.70%	82.11%	83.28%	82.88%	83.60%	82.70%	83.60%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.06%	4.37%	4.43%	4.50%	4.54%	4.21%	4.54%
Yield on investments	1.58%	2.20%	2.29%	2.36%	2.41%	1.87%	2.41%
Yield on interest-earning assets	3.45%	3.86%	3.92%	4.03%	4.07%	3.64%	4.07%
Cost of interest-bearing deposits	0.28%	0.46%	0.55%	0.60%	0.57%	0.37%	0.55%
Cost of borrowings	0.82%	3.58%	3.58%	3.53%	3.52%	1.18%	3.52%
Cost of interest-bearing liabilities	0.29%	0.47%	0.56%	0.61%	0.58%	0.38%	0.57%
Interest rate spread	3.16%	3.39%	3.36%	3.42%	3.49%	3.26%	3.50%
Net interest margin, fully taxable equivalent (a)	3.26%	3.55%	3.56%	3.63%	3.69%	3.40%	3.69%

CAPITAL
Total equity to total assets at end of period	9.49%	10.34%	10.22%	10.15%	10.18%	9.49%	10.18%
Tangible equity to tangible assets at end of period (a)	8.49%	9.24%	9.07%	9.00%	8.99%	8.49%	8.99%

Book value per share	$40.51	$38.83	$37.35	$37.35	$36.64	$40.51	$36.64
Tangible book value per share (a)	35.86	34.25	32.74	32.69	31.95	35.86	31.95
Period-end market value per share	27.30	32.98	42.50	42.00	48.34	27.30	48.34
Dividends declared per share	0.26	0.26	0.26	0.26	0.26	0.52	0.52

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,456,080	$1,310,342	$1,303,349	$1,295,167	$1,290,923	$1,383,211	$1,293,547
Earning assets	1,931,107	1,715,562	1,705,766	1,665,793	1,654,156	1,823,335	1,663,372
Total assets	2,032,729	1,807,753	1,798,385	1,760,385	1,744,599	1,920,163	1,749,168
Deposits	1,776,275	1,588,147	1,581,645	1,545,858	1,539,739	1,682,210	1,552,485
Total equity	191,853	188,427	182,522	180,896	173,534	190,140	170,476
Tangible equity (a)	169,464	165,911	159,889	158,111	150,598	167,688	147,463

ASSET QUALITY
Net charge-offs	$2,363	$294	$706	$174	$239	$2,657	$531
Non-performing loans (d)	17,280	17,948	18,008	23,468	19,505	17,280	19,505
Non-performing assets (e)	17,573	18,328	18,525	23,679	19,719	17,573	19,719
Allowance for loan losses	24,130	26,233	23,478	23,923	19,656	24,130	19,656

Annualized net charge-offs to average loans	0.65%	0.09%	0.21%	0.05%	0.07%	0.39%	0.08%
Non-performing loans to total loans	1.15%	1.36%	1.38%	1.80%	1.51%	1.15%	1.51%
Non-performing assets to total assets	0.86%	1.00%	1.04%	1.32%	1.12%	0.86%	1.12%
Allowance for loan losses to total loans	1.61%	1.99%	1.79%	1.83%	1.53%	1.61%	1.53%
Allowance for loan losses to non-performing loans	139.64%	146.16%	130.38%	101.94%	100.77%	139.64%	100.77%

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

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 77-80 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended June 30,
	2020	2019	Change	Percentage Change
Net interest income	$15,591	$15,101	$490	3.2%
Non-interest income	5,080	5,086	(6)	(0.1)%
Non-interest expense	13,227	13,823	(596)	(4.3)%
Pre-provision income	7,444	6,364	1,080	17.0%
Provision for loan losses	260	150	110	73.3%
Income tax expense	1,357	1,233	124	10.1%
Net income	$5,827	$4,981	$846	17.0%

Basic and diluted earnings per share	$1.20	$1.02	$0.18	17.6%

Selected financial ratios:
Return on average assets	1.15%	1.15%
Return on average equity	12.22%	11.51%
Net interest margin, fully taxable equivalent (a)	3.26%	3.69%
Efficiency ratio (adjusted) (b)	63.16%	67.44%
Non-interest expenses to average assets	2.62%	3.18%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the second quarter of 2020 was $5.8 million, or $1.20 per share, compared with $5.0 million, or $1.02 per share, for the same period in the prior year. Return on average equity for the current quarter was 12.22%, compared with 11.51% for the prior year quarter. The increase in net income was due primarily to an increase in net interest income and a decrease in non-interest expense, partially offset by increases in the provision for loan losses and income tax expense.

Net interest income
Net interest income increased $0.5 million, or 3.2%, compared with the same period in the prior year. The increase was due primarily to increases in interest and dividend income on taxable securities, interest income on loans, including fees, and a decrease in total interest expense, offset by a decrease in interest income on interest-earning deposits.

Non-interest income
Total non-interest income for the current quarter remained substantially unchanged as compared to the same quarter in the prior year. Increases in swap fee income, net gains on sales of loans held for sale and change in fair value of equity investments were offset by a decrease in service charges on deposit accounts primarily attributable to a decrease in NSF and overdraft fees, and WMG fee income as compared to the same period in the prior year.

Non-interest expense
Non-interest expense decreased $0.6 million, or 4.3%, compared with the same period in the prior year.  The decrease was due primarily to decreases in other non-interest expense, pension and other employee benefits, and other components of net periodic pension cost (benefits). For the three months ended June 30, 2020, non-interest expense to average assets was 2.62%, compared with 3.18% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $0.1 million, compared to the same period in the prior year. The Corporation is closely monitoring the loan portfolio for effects related to COVID-19 and as a result, increased qualitative factors resulting in an additional $1.8 million added to the allowance in the second quarter of 2020. This increase was offset by recoveries, decreases in specific allocations and a net decrease in the historical loss factors due to a large 2018 loan charge-off which no longer impacts the calculation. Net charge-offs for the second quarter of 2020 were $2.4 million, compared with $0.2 million for the second quarter of 2019, due to the partial charge-off of a commercial loan in the second quarter of 2020.

Income tax expense
Income tax expense was $1.4 million in the second quarter of 2020, an increase of $0.1 million when compared to the same period in the prior year. The increase was due primarily to an increase of $1.0 million in income before income tax expense for the second quarter of 2020 as compared to the same period in the prior year. The effective tax rate decreased from 19.8% for the second quarter of 2019 to 18.9% for the second quarter of 2020.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Six Months Ended June 30,
	2020	2019	Change	Percentage Change
Net interest income	$30,653	$30,268	$385	1.3%
Non-interest income	9,810	10,011	(201)	(2.0)%
Non-interest expense	26,976	27,320	(344)	(1.3)%
Pre-provision income	13,487	12,959	528	4.1%
Provision for loan losses	3,310	1,243	2,067	166.3%
Income tax expense	1,859	2,267	(408)	(18.0)%
Net income	$8,318	$9,449	$(1,131)	(12.0)%

Basic and diluted earnings per share	$1.71	$1.94	$(0.23)	(11.9)%

Selected financial ratios:
Return on average assets	0.87%	1.09%
Return on average equity	8.80%	11.18%
Net interest margin, fully taxable equivalent (a)	3.40%	3.69%
Efficiency ratio (adjusted) (b)	65.77%	66.74%
Non-interest expense to average assets	2.83%	3.15%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the six months ended June 30, 2020 was $8.3 million, or $1.71 per share, compared with $9.4 million, or $1.94 per share, for the same period in the prior year.  Return on average equity for the six months ended June 30, 2020 was 8.80%, compared with 11.18% for the same period in the prior year. The decrease in net income from the prior year period was attributable to a decrease in total non-interest income, and an increase in provision for loan losses, partially offset by an increase in total net interest income and decreases in total non-interest expense and income tax expense.

Net interest income
Net interest income increased $0.4 million, or 1.3%, compared with the same period in the prior year. The increase can be mostly attributed to a decrease in total interest expense on deposits and an increase in interest income on taxable securities. This increase was offset by decreases in interest income on interest-earning deposits, and interest income on loans, including fees.

Non-interest income
Non-interest income decreased $0.2 million, or 2.0%, compared to the same period in the prior year.  The decrease was due primarily to decreases in service charges on deposit accounts, WMG fee income, and changes in fair value of equity investments, offset by increases in other non-interest income and net gains on sales of loans held for sale. The increase in other non-interest income was due primarily to a decrease in the interest rate swap valuation reserve, partially offset by a decrease in swap fee income when compared to the same period in the prior year.

Non-interest expense
Non-interest expense decreased $0.3 million, or 1.3%, compared to the same period in the prior year. The decrease was due primarily to decreased spending across all categories except data processing, loan expenses and an increased credit in other components of net periodic pension and postretirement benefits. For the six months ended June 30, 2020, non-interest expense to average assets was 2.83%, compared with 3.15% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $2.1 million, or 166.3%, compared to the same period in the prior year. The increase in the provision for loan losses can be mostly attributed to a $4.5 million increase in potential projected loss estimates in response to the COVID-19 pandemic and an increase in total loan volume as compared to the same period in the prior year. These increases were offset by recoveries, decreases in specific allocations, and a net decrease in historical loss factors due to a large 2018 loan charge-off which no longer impacts the calculation. Net charge-offs increased $2.1 million for the six months ended June 30, 2020, compared with the same period in the prior year, mostly due to the partial charge-off of a commercial loan.

Income tax expense
Income tax expense decreased $0.4 million, or 18.0%, compared to the same period in the prior year. The decrease was due primarily to a decrease in income before income tax expense. The effective income tax rate decreased from 19.3% for the six months ended June 30, 2019 to 18.3% for the six months ended June 30, 2020.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2020 and 2019. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see pages 76-77 of this Form 10-Q and page 69 of the Corporation’s 2019 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,

	2020	2019	Change	Percentage Change
Interest and dividend income	$16,472	$16,682	$(210)	(1.3)%
Interest expense	881	1,581	(700)	(44.3)%
Net interest income	$15,591	$15,101	$490	3.2%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended June 30, 2020 increased $0.5 million, or 3.2%, to $15.6 million compared to the same period in the prior year, due primarily to a $0.7 million decrease in total interest expense, offset by a $0.2 million decrease in total interest and dividend income. Interest expense on deposits decreased $0.7 million in the second quarter of 2020 as compared to the same period in the prior year. The decrease in total interest and dividend income for the current quarter was due primarily to a decrease of $0.4 million in interest income on interest-earning deposits, offset by increases of $0.1 million in interest income on taxable securities and $0.1 million in interest income on loans, including fees, as compared to the same period in the prior year. The decrease in interest expense on deposits was due primarily to a $0.7 million decrease in interest-bearing checking, savings, and money market expenses which was due to the decreases in average rates paid on these products in response to the Federal Reserve's 50 and 100 basis point drops on overnight rates in March, 2020. As a result the average rate of interest-bearing liabilities decreased 29 basis points to 0.29% for the second quarter of 2020 compared to the same period in the previous year. The decrease in interest income on interest-earning deposits was due primarily to the sharp drop in interest rates on overnight deposits with the average yield on interest-earning deposits declining from 2.58% in the second quarter of 2019 to 0.33% in the second quarter of 2020. The increase in interest and dividend income on taxable securities was due primarily to an increase in average invested balances of $27.6 million in the second quarter 2020 as compared to the second quarter 2019 due to increased purchases. The increase in loan income was due primarily to an increase of $0.4 million in interest income on commercial loans primarily attributable to a $172.6 million increase in average balances of commercial loans and $1.0 million of PPP loan fees, and an increase in interest income on mortgage loans, which can be attributed to an increase of $16.6 million in average balances of mortgage loans. These increases were offset by a decrease of $0.4 million in interest income on consumer loans which can be attributed to both decreases in average balances and average portfolio yield on consumer loans. Fully taxable equivalent net interest margin was 3.26% in the second quarter of 2020, compared with 3.69% for the same period in the prior year. The average yield on interest-earning assets decreased 62 basis points, and the average cost of interest-bearing liabilities decreased 29 basis points in the second quarter of 2020, compared to the same period in the prior year. Average interest-earning assets increased $277.0 million in the current quarter compared to the same period in the prior year.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2020	2019	Change	Percentage Change
Interest and dividend income	$32,856	$33,347	$(491)	(1.5)%
Interest expense	2,203	3,079	(876)	(28.5)%
Net interest income	$30,653	$30,268	$385	1.3%

Net interest income for the six months ended June 30, 2020 totaled $30.7 million compared with $30.3 million for the same period in the prior year, an increase of $0.4 million, or 1.3% due primarily to a $0.9 million decrease in total interest expense offset by a $0.5 million decrease in total interest and dividend income. Interest expense on deposits decreased $0.9 million for the six months ended June 30, 2020 as compared to the same period in the prior year. The decrease in interest expense for the first six months of 2020 can be mostly attributed to a decrease of $1.0 million in interest-bearing checking, savings and money market interest, which was due to decreases in average rates paid on these products as a result of the Federal Reserve's 50 and 100 basis point drops on overnight rates in March, 2020. As a result the average rate of interest-bearing liabilities decreased 19 basis points to 0.38% for the six months ended June 30, 2020 compared to the same period in the previous year. This decrease was offset by an increase of $0.1 million in interest expense on time deposits. Total interest and dividend income decreased primarily due to decreases of $0.7 million in interest income on interest-earning deposits and $0.2 million in interest and fees on loans, offset by an increase of $0.4 million in interest income on taxable securities. The decrease in interest-earning deposits can mostly be attributed to a decline in interest rates. The decrease in interest income on loans, including fees, can mostly be attributed to a decrease in average interest rates despite an increase in the average balances of loans and early payoff penalties and deferred fee income year to date. The increase in interest income on taxable securities can mostly be attributed to an increase in average balances of $32.8 million due to increased purchses. Fully taxable equivalent net interest margin was 3.40% for the six months ended June 30, 2020 compared with 3.69% for the same period in the prior year.

The average yield on interest-earning assets decreased 43 basis points, and the average cost of interest-bearing liabilities decreased 19 basis points for the six months ended June 30, 2020, as compared to the same period in the prior year. Average interest-earning assets increased $160.0 million compared to the same period in the prior year. The decrease in interest and dividend income for the first six months of 2020 can be mostly attributed to average annualized yield decreases of 176 basis points on interest-earning deposits, 23 basis points on consumer loans and 44 basis points on commercial loans, offset by a $32.8 million increase in the average balance of taxable securities, $100.3 million in average the balance of commercial loans, and a $13.3 million increase in the average balance of mortgage loans, compared to the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and six months ended June 30, 2020 and 2019. For the purpose of the tables below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,030,364	$10,479	4.09%	$857,748	$10,098	4.72%
Mortgage loans	198,692	1,859	3.76%	182,134	1,713	3.77%
Consumer loans	227,024	2,350	4.16%	251,041	2,795	4.47%
Taxable securities	257,720	1,397	2.18%	230,085	1,282	2.23%
Tax-exempt securities	41,669	327	3.16%	51,413	373	2.91%
Interest-earning deposits	175,638	144	0.33%	81,735	525	2.58%
Total interest-earning assets	1,931,107	16,556	3.45%	1,654,156	16,786	4.07%

Non-earning assets:
Cash and due from banks	24,100			25,450
Other assets	103,786			85,051
Allowance for loan losses	(26,264)			(20,058)
Total assets	$2,032,729			$1,744,599

Interest-bearing liabilities:
Interest-bearing demand deposits	$229,706	$47	0.08%	$182,480	$179	0.39%
Savings and insured money market deposits	782,121	228	0.12%	738,188	790	0.43%
Time deposits	170,659	551	1.30%	163,619	575	1.41%
Long-term advances, securities sold under agreements to repurchase, and other debt	27,090	55	0.82%	4,214	37	3.52%
Total interest-bearing liabilities	1,209,576	881	0.29%	1,088,501	1,581	0.58%

Non-interest-bearing liabilities:
Demand deposits	593,789			455,452
Other liabilities	37,511			27,112
Total liabilities	1,840,876			1,571,065
Shareholders' equity	191,853			173,534
Total liabilities and shareholders’ equity	$2,032,729			$1,744,599
Fully taxable equivalent net interest income		15,675			15,205
Net interest rate spread (1)			3.16%			3.49%
Net interest margin, fully taxable equivalent (2)			3.26%			3.69%
Taxable equivalent adjustment		(84)			(104)
Net interest income		$15,591			$15,101
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$956,257	$20,352	4.28%	$855,985	$20,025	4.72%
Mortgage loans	195,274	3,695	3.81%	181,928	3,434	3.81%
Consumer loans	231,680	4,894	4.25%	255,634	5,673	4.48%
Taxable securities	254,694	2,885	2.28%	221,939	2,480	2.25%
Tax-exempt securities	41,945	659	3.16%	49,366	706	2.88%
Interest-earning deposits	143,485	542	0.76%	98,520	1,233	2.52%
Total interest-earning assets	1,823,335	33,027	3.64%	1,663,372	33,551	4.07%

Non-earning assets:
Cash and due from banks	24,897			25,898
Other assets	96,923			79,556
Allowance for loan losses	(24,992)			(19,658)
Total assets	$1,920,163			$1,749,168

Interest-bearing liabilities:
Interest-bearing demand deposits	$219,866	$207	0.19%	$189,111	$384	0.41%
Savings and insured money market deposits	766,467	770	0.20%	746,197	1,584	0.43%
Time deposits	165,805	1,136	1.38%	158,470	1,037	1.32%
Long-term advances, securities sold under agreements to repurchase, and other debt	15,569	91	1.18%	4,241	74	3.52%
Total interest-bearing liabilities	1,167,707	2,204	0.38%	1,098,019	3,079	0.57%

Non-interest-bearing liabilities:
Demand deposits	530,072			458,707
Other liabilities	32,244			21,966
Total liabilities	1,730,023			1,578,692
Shareholders' equity	190,140			170,476
Total liabilities and shareholders’ equity	$1,920,163			$1,749,168
Fully taxable equivalent net interest income		30,823			30,472
Net interest rate spread (1)			3.26%			3.50%
Net interest margin, fully taxable equivalent (2)			3.40%			3.69%
Taxable equivalent adjustment		(170)			(204)
Net interest income		$30,653			$30,268
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrates the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and six months ended June 30, 2020 and 2019.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purpose of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30, 2020 vs. 2019
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$381	$1,848	$(1,467)
Mortgage loans	146	151	(5)
Consumer loans	(445)	(258)	(187)
Taxable investment securities	115	145	(30)
Tax-exempt investment securities	(46)	(76)	30
Interest-earning deposits	(381)	305	(686)
Total interest and dividend income, fully taxable equivalent	(230)	2,115	(2,345)

Interest expense on:
Interest-bearing demand deposits	(132)	37	(169)
Savings and insured money market deposits	(562)	44	(606)
Time deposits	(24)	23	(47)
Long-term advances, securities sold under agreements to repurchase and other debt	18	65	(47)
Total interest expense	(700)	169	(869)
Net interest income, fully taxable equivalent	$470	$1,946	$(1,476)

	Six Months Ended June 30, 2020 vs. 2019
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$327	$2,274	$(1,947)
Mortgage loans	261	261	—
Consumer loans	(779)	(503)	(276)
Taxable investment securities	405	371	34
Tax-exempt investment securities	(47)	(112)	65
Interest-earning deposits	(691)	410	(1,101)
Total interest and dividend income, fully taxable equivalent	(524)	2,701	(3,225)

Interest expense on:
Interest-bearing demand deposits	(177)	55	(232)
Savings and insured money market deposits	(814)	43	(857)
Time deposits	99	50	49
Long-term advances, securities sold under agreements to repurchase and other debt	17	93	(76)
Total interest expense	(875)	241	(1,116)
Net interest income, fully taxable equivalent	$351	$2,460	$(2,109)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. In the second quarter of 2020, management continued to evaluate the potential impact of the COVID-19 pandemic as it related to the loan portfolio. As part of this analysis, management identified what it believes to be higher risk loans through a detailed analysis of industry codes. Management increased certain allowance qualitative factors based on its assessment of the impact of the current pandemic on local, national and global economic conditions as well as the perceived risks inherent in specific industries and credit characteristics.

Based on this analysis, the provision for loan losses was increased $1.8 million in the current quarter reflecting revised projected loss estimates based on the current environment and specifically in response to the COVID-19 pandemic. This increase was offset by recoveries, decreases in specific allocations and a net decrease in the historical loss factors due to a large 2018 loan charge-off which no longer impacts the calculation.

The provision for loan losses for the six months ended June 30, 2020 and 2019 was $3.3 million and $1.2 million, respectively. The increase in the provision for loan losses for the six months ended June 30, 2020, compared to the same period in the prior year, can be mostly attributed to the $4.5 million increase in potential projected loss estimates in response to the COVID-19 pandemic and the increase in total loan volume as compared to the same period in the prior year. This increase was offset by recoveries, decreases in specific allocations and the decrease in historical loss factors due to a large 2018 loan charge-off which no longer impacts the calculation. The provision for loan losses for the second quarter of 2020 and 2019 was $0.3 million and $0.2 million, respectively. Net charge-offs for the current quarter were $2.4 million, compared with $0.2 million for the same period in the prior year. Net charge-offs for the six months ended June 30, 2020 and 2019 were $2.7 million and $0.5 million, respectively. The increase in net charge offs for the three and six month periods ended June 30, 2020 can be mostly attributed to the partial charge-off of a commercial loan in the second quarter of 2020.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2020	2019	Change	Percentage Change
WMG fee income	$2,323	$2,524	$(201)	(8.0)%
Service charges on deposit accounts	564	1,085	(521)	(48.0)%
Interchange revenue from debit card transactions	982	1,024	(42)	(4.1)%
Net gains on securities transactions	—	19	(19)	(100.0)
Changes in fair value of equity investments	156	27	129	477.8%
Net gains on sales of loans held for sale	288	29	259	893.1%
Net gains (losses) on sales of other real estate owned	(48)	(3)	(45)	N/M
Income from bank owned life insurance	14	16	(2)	(12.5)%
CFS fee and commission income	153	189	(36)	(19.0)%
Other	648	176	472	268.2%
Total non-interest income	$5,080	$5,086	$(6)	(0.1)%

Total non-interest income for the current quarter remained substantially unchanged as compared to the same quarter in the prior year. Increases in net gains on sales of loans held for sale, changes in fair value of equity investments and other non-interest income were offset by decreases in service charges on deposit accounts and WMG fee income.

Change in Net Gains on Sales of Loans Held for Sale
The increase in net gains on sales of loans held for sale was primarily attributable to an increase in loans originated and sold in the secondary market when compared to the same period in the prior year.

Changes in Fair Value of Equity Investments
The increase in changes in fair value of equity investments was primarily due to a general increase in the equity markets when compared to the same period in the prior year.

Change in Other Non-Interest Income
The increase in other non-interest income was due primarily to a decrease in the interest rate swap valuation reserve, partially offset by a decrease in swap fees when compared to the same period in the prior year.

Change in Service Charges on Deposit Accounts
The decrease in service charges on deposit accounts was primarily due to a decline in non-sufficient fund and overdraft fees when compared to the same period in the prior year.

Change in WMG Fee Income
The decrease in WMG fee income was primarily due to fees earned from terminating trusts in the prior year period.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2020	2019	Change	Percentage Change
WMG fee income	$4,552	$4,800	$(248)	(5.2)%
Service charges on deposit accounts	1,554	2,189	(635)	(29.0)%
Interchange revenue from debit card transactions	1,907	2,055	(148)	(7.2)%
Net gains on securities transactions	—	19	(19)	(100.0)
Changes in fair value of equity investments	(90)	116	(206)	(177.6)%
Net gains on sales of loans held for sale	363	77	286	371.4%
Net gains (losses) on sales of other real estate owned	(77)	(86)	9	N/M
Income from bank owned life insurance	133	31	102	329.0%
CFS fee and commission income	330	357	(27)	(7.6)%
Other	1,138	453	685	151.2%
Total non-interest income	$9,810	$10,011	$(201)	(2.0)%

Total non-interest income for the six months ended June 30, 2020 decreased $0.2 million compared with the same period in the prior year.  The decrease was mostly due to decreases in service charges on deposit accounts, WMG fee income and changes in fair value of equity investments, offset by increases in other non-interest income and net gains on sales of loans held for sale.

Change in Service Charges on Deposit Accounts
The decrease in service charges on deposit accounts was primarily due to a decline in non-sufficient fund and overdraft fees when compared to the same period in the prior year.

Change in WMG Fee Income
The decrease in WMG fee income was primarily due to fees earned from terminating trusts in the prior year period.

Change in Fair Value of Equity Investments
The decrease in changes in fair value of equity investments was primarily due to a general decrease in the equity markets when compared to the prior year period.

Change in Other Non-Interest Income
The increase in other non-interest income was due primarily to a decrease in the interest rate swap valuation reserve and an increase in swap fees when compared to the same period in the prior year.

Change in Net Gains on Sales of Loans Held for Sale
The increase in net gains on sales of loans held for sale was primarily attributable to an increase in loans originated and sold in the secondary market when compared to the same period in the prior year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2020	2019	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,822	$5,780	$42	0.7%
Pension and other employee benefits	1,334	1,473	(139)	(9.4)%
Other components of net periodic pension and postretirement benefits	(243)	(141)	(102)	N/M
Total compensation expense	6,913	7,112	(199)	(2.8)%

Non-compensation expense:
Net occupancy	1,430	1,478	(48)	(3.2)%
Furniture and equipment	560	595	(35)	(5.9)%
Data processing	1,939	1,873	66	3.5%
Professional services	531	418	113	27.0%
Amortization of intangible assets	119	151	(32)	(21.2)%
Marketing and advertising	82	145	(63)	(43.4)%
Other real estate owned expenses	5	40	(35)	(87.5)%
FDIC insurance	229	221	8	3.6%
Loan expenses	187	190	(3)	(1.6)%
Other	1,232	1,600	(368)	(23.0)%
Total non-compensation expense	6,314	6,711	(397)	(5.9)%
Total non-interest expense	$13,227	$13,823	$(596)	(4.3)%

Total non-interest expense for the second quarter of 2020 decreased $0.6 million compared with the same period in the prior year. The decrease was due to decreases in total compensation expense and total non-compensation expense.

Compensation expense
The decrease in compensation expense, compared to the same period in the prior year, can be mostly attributable to a reduced credit in other components of net periodic pension and postretirement benefits and a decrease in pension and other employee benefits. The reduced credit in the benefit in other components of net periodic pension and postretirement benefits was due to a change in assumptions used to prepare annual actuarial expense estimates. The decrease in pension and other employee benefits was mostly attributable to a decrease in healthcare expenses as compared to the same period in the prior year.

Non-compensation expense
The decrease in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to decreases in other non-interest expense and marketing and advertising, offset by increases in professional services and data processing expenses. The decrease in other non-interest expense can mostly be attributed to overall decreases in expenditures due to the COVID-19 pandemic including, corporate travel and client and bank relations, and a decrease in statement and notice processing, in addition to decreases in Federal Reserve Bank fees partially offset by a credit received in check card rewards expenses in the prior year. The decrease in marketing and advertising can mostly be attributed to decreased promotional efforts due to the COVID-pandemic. The increase in professional services expense can mostly be attributed to an increase in legal, consulting and audit fees compared to the same period in the prior year, due to timing of expenses. The increase in data processing expense was primarily attributable to an increase in the cost of our core operating system which was outsourced in 2019.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2020	2019	Change	Percentage Change
Compensation expense:
Salaries and wages	$11,590	$11,501	$89	0.8%
Pension and other employee benefits	2,850	3,018	(168)	(5.6)%
Other components of net periodic pension and postretirement benefits	(508)	(282)	(226)	N/M
Total compensation expense	13,932	14,237	(305)	(2.1)%

Non-compensation expense:
Net occupancy	2,952	3,045	(93)	(3.1)%
Furniture and equipment	1,035	1,123	(88)	(7.8)%
Data processing	3,853	3,600	253	7.0%
Professional services	860	823	37	4.5%
Amortization of intangible assets	251	314	(63)	(20.1)%
Marketing and advertising	406	413	(7)	(1.7)%
Other real estate owned expenses	34	71	(37)	(52.1)%
FDIC insurance	479	486	(7)	(1.4)%
Loan expenses	497	386	111	28.8%
Other	2,677	2,822	(145)	(5.1)%
Total non-compensation expense	13,044	13,083	(39)	(0.3)%
Total non-interest expense	$26,976	$27,320	$(344)	(1.3)%

Total non-interest expense for the six months ended June 30, 2020 decreased $0.3 million compared with the same period in the prior year. The decrease was due to decreases in total compensation expense and total non-compensation expense.

Compensation expense
The decrease in compensation expense, compared to the same period in the prior year, can be mostly attributable to a reduced credit in other components of net periodic pension and postretirement benefits and a decrease in pension and other employee benefits. The reduced credit in the benefit in other components of net periodic pension and postretirement benefits was due to a change in assumptions used to prepare annual actuarial expense estimates. The decrease in pension and other employee benefits was mostly attributable to a decrease in healthcare expenses as compared to the same period in the prior year.

Non-compensation expense
The decrease in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to decreases in other non-compensation expense, net occupancy and furniture and equipment expenses, offset by an increase in data processing and loan expenses.

The decrease in other non-compensation expense can mostly be attributed to a decrease in bank and client relations expenditures as compared to the same period in the prior year due to the COVID-19 pandemic. The decrease in net occupancy expense can mostly be attributed to a decrease in maintenance service expenses due to the COVID-19 pandemic and a decrease in depreciation expense after the closure of two branch locations in 2019. The decrease in furniture and equipment expenses can mostly be attributed to a decrease in the overall depreciation expense after the closure of two branch locations in 2019. The increase in data processing expense was primarily attributable to an increase in the cost of our core operating system which was outsourced in 2019. The increase in loan expense was primarily attributed to legal fees associated with a legal action taken by the Corporation related to the $4.2 million impairment of a commercial credit disclosed in the Corporation's Current Report on Form 8-K, dated September 12, 2019.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2020	2019	Change	Percentage Change
Income before income tax expense	$7,184	$6,214	$970	15.6%
Income tax expense	1,357	1,233	124	10.1%
Effective tax rate	18.9%	19.8%

Income tax expense for the current quarter was $1.4 million compared to $1.2 million for the same period in the prior year. The increase in income tax expense was due primarily to an increase of $1.0 million in income before income tax expense. The effective income tax rate decreased from 19.8% for the second quarter of 2019 to 18.9% for the second quarter of 2020.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2020	2019	Change	Percentage Change
Income before income tax expense	$10,177	$11,716	$(1,539)	(13.1)%
Income tax expense	1,859	2,267	(408)	(18.0)%
Effective tax rate	18.3%	19.3%

Income tax expense for the six months ended June 30, 2020 and 2019 were $1.9 million and $2.3 million, respectively. The decrease in income tax expense was due primarily to a decrease of $1.5 million in income before income tax expense. The effective income tax rate decreased from 19.3% for the six months ended June 30, 2019 to 18.3% for the six months ended June 30, 2020.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	June 30, 2020	December 31, 2019	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$155,162	$121,904	$33,258	27.3%
Total investment securities, FHLB, and FRB stock	325,977	292,478	33,499	11.5%

Loans, net of deferred loan fees	1,497,998	1,309,219	188,779	14.4%
Allowance for loan losses	(24,130)	(23,478)	(652)	2.8%
Loans, net	1,473,868	1,285,741	188,127	14.6%

Goodwill and other intangible assets, net	22,315	22,566	(251)	(1.1)%
Other assets	73,599	65,138	8,461	13.0%
Total assets	$2,050,921	$1,787,827	$263,094	14.7%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,811,256	$1,572,138	$239,118	15.2%
Long-term advances and other debt	3,969	4,085	(116)	(2.8)%
Other liabilities	41,107	28,977	12,130	41.9%
Total liabilities	1,856,332	1,605,200	251,132	15.6%

Total shareholders’ equity	194,589	182,627	11,962	6.5%
Total liabilities and shareholders’ equity	$2,050,921	$1,787,827	$263,094	14.7%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in securities, loans, and deposits.

Investment securities
The increase in investment securities can be mostly attributed to purchases in the amount of $39.7 million and an increase in the fair value of the portfolio of $10.4 million, offset by $21.1 million in maturities, and principal paydowns.

Loans, net
The increase in loans can be attributed to increases of $21.6 million in commercial mortgages, $165.2 million in commercial and agricultural loans, and $19.7 million in residential mortgages, partially offset by decreases of $10.1 million in indirect consumer loans, and $7.6 million in other consumer loans. $186.9 million of the increase in loan balances relates to loans extended as part of the Paycheck Protection Program (PPP).

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to the amortization of intangible assets.

Other assets
The increase in other assets can be mostly attributed to an increase of $9.9 million in interest rate swap assets.

Deposits
The increase in deposits can be attributed to increases of $7.8 million in money market accounts, $46.4 million in interest-bearing demand deposit accounts, $26.9 million in savings deposits, $9.5 million in time deposits, and $148.5 million in non-interest-bearing demand deposits.

Other liabilities
The increase in other liabilities can be mostly attributed to an increase of $9.9 million in interest rate swap liabilities.

Shareholders’ equity
Shareholders’ equity was $194.6 million at June 30, 2020 compared with $182.6 million at December 31, 2019.  The increase can be mostly attributed to earnings of $8.3 million, an increase in accumulated other comprehensive income of $7.9 million, offset by $2.5 million in dividends declared during the six months ended June 30, 2020. The increase in accumulated other comprehensive income of $7.9 million can be mostly attributed to the increase in the fair market value of the securities portfolio. Also, treasury stock increased $2.2 million, primarily due to the repurchase of the Corporation's common stock.

Assets under management or administration
The market value of total assets under management or administration in WMG was $1.861 billion at June 30, 2020, including $289.0 million of assets held under management or administration for the Corporation, compared with $1.915 billion at December 31, 2019, including $289.7 million of assets held under management or administration for the Corporation, a decrease of $54.3 million, or 2.8%. The decrease in total assets under management or administration can be mostly attributed to a decrease in the market value of total assets.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	June 30, 2020			December 31, 2019
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Mortgage-backed securities, residential and collateralized mortgage obligations	$241,357	$251,307	79.3%	$225,029	$225,234	79.3%
Obligations of states and political subdivisions	40,762	43,305	13.7%	41,265	42,845	15.1%
Other securities	22,497	22,449	7.0%	15,962	16,011	5.6%
Total	$304,616	$317,061	100.0%	$282,256	$284,090	100.0%

The available for sale segment of the securities portfolio totaled $317.1 million at June 30, 2020, an increase of $33.0 million, or 11.6%, from $284.1 million at December 31, 2019.  The increase can be mostly attributed to purchases in the amount of $39.7 million and an increase in the fair value of the portfolio of $10.4 million, offset by $21.1 million in maturities, calls and principal paydowns.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit.  These securities totaled $3.6 million at June 30, 2020, an increase of $0.5 million, or 16.2%, from $3.1 million at December 31, 2019, mostly attributed to purchases.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2019 to June 30, 2020 (in thousands):

LOANS
	June 30, 2020	December 31, 2019	Dollar Change	Percentage Change
Commercial and agricultural	$395,460	$230,292	$165,168	71.7%
Commercial mortgages	670,441	648,794	21,647	3.3%
Residential mortgages	207,999	188,338	19,661	10.4%
Indirect consumer loans	124,921	134,973	(10,052)	(7.4)%
Other consumer loans	99,177	106,822	(7,645)	(7.2)%
Total loans, net of deferred loan fees	$1,497,998	$1,309,219	$188,779	14.4%

Portfolio loans totaled $1.498 billion at June 30, 2020, an increase of $188.8 million, or 14.4%, from $1.309 billion at December 31, 2019.  The increase in loans can be attributed to increases of $165.2 million in commercial and agricultural loans, $21.6 million in commercial mortgages and $19.7 million in residential mortgages, offset by decreases of $10.1 million in indirect consumer loans, and $7.6 million in other consumer loans.

Residential mortgage loans totaled $208.0 million at June 30, 2020, an increase of $19.7 million, or 10.4%, from December 31, 2019. During the six months ended June 30, 2020, $57.0 million of residential mortgages were originated, of which $14.4 million were sold in the secondary market to Freddie Mac and $0.4 million were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	June 30, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Chemung Canal Trust Company*	$667,472	$576,399	$603,133	$630,732	$636,836
Capital Bank Division	830,526	732,820	708,773	681,092	563,454
Total loans	$1,497,998	$1,309,219	$1,311,906	$1,311,824	$1,200,290
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes. The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At June 30, 2020 and December 31, 2019, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were each 41.8% of total loans. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of June 30, 2020 and December 31, 2019.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	June 30, 2020	December 31, 2019
Non-accrual loans	$8,827	$9,938
Non-accrual troubled debt restructurings	8,453	8,070
Total non-performing loans	17,280	18,008
Other real estate owned	293	517
Total non-performing assets	$17,573	$18,525

Ratio of non-performing loans to total loans	1.15%	1.38%
Ratio of non-performing assets to total assets	0.86%	1.04%
Ratio of allowance for loan losses to non-performing loans	139.64%	130.38%

Accruing loans past due 90 days or more (1)	$3	$7
Accruing troubled debt restructurings (1)	$1,390	$952
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $17.3 million at June 30, 2020, or 1.15% of total loans, compared with $18.0 million at December 31, 2019, or 1.38% of total loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $17.6 million, or 0.86% of total assets, at June 30, 2020, compared with $18.5 million, or 1.04% of total assets, at December 31, 2019. The decrease in non-performing loans can mostly be attributed to payments received on commercial loans and a partial charge-off of a large commercial loan, partially offset by additional non-performing commercial and consumer loans. The decrease in non-performing assets can be attributed to the aforementioned change in non-performing loans and sales of other real estate owned.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $3 thousand at June 30, 2020, a decrease of $4 thousand from December 31, 2019.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation has modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs.  As of June 30, 2020, the Corporation had $8.5 million of non-accrual TDRs compared with $8.1 million as of December 31, 2019.  As of June 30, 2020 and December 31, 2019, the Corporation had $1.4 million and $1.0 million respectively, of accruing TDRs.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at June 30, 2020 totaled $15.7 million, including TDRs of $9.8 million, compared to $15.7 million, including TDRs of $9.0 million, at December 31, 2019. Included in the recorded investment of impaired loans at June 30, 2020, were loans totaling $7.9 million for which impairment allowances of $5.7 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2019, the impaired loan total included $11.1 million of loans for which specific impairment allowances of $8.1 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $24.1 million at June 30, 2020, compared with $23.5 million at December 31, 2019.  The ratio of allowance for loan losses to total loans was 1.61% at June 30, 2020, compared with 1.79% at December 31, 2019.  Net charge-offs for the six months ended June 30, 2020 and 2019 were $2.7 million, including a partial charge-off of a commercial loan in the second quarter, and $0.5 million, respectively.

The table below summarizes the Corporation’s loan loss experience for the six months ended June 30, 2020 and 2019 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Six Months Ended June 30,
	2020	2019
Balance of allowance for loan losses at beginning of period	$23,478	$18,944

Charge-offs:
Commercial and agricultural	65	55
Commercial mortgages	2,143	—
Residential mortgages	13	41
Consumer loans	700	757
Total charge-offs	2,921	853

Recoveries:
Commercial and agricultural	8	15
Commercial mortgages	—	2
Residential mortgages	48	45
Consumer loans	207	260
Total recoveries	263	322

Net charge-offs	2,657	531
Provision for loan losses	3,310	1,243
Balance of allowance for loan losses at end of period	$24,131	$19,656

Ratio of net charge-offs to average loans outstanding	0.39%	0.08%
Ratio of allowance for loan losses to total loans outstanding	1.61%	1.53%

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2019 to June 30, 2020 (in thousands):

DEPOSITS
	June 30, 2020	December 31, 2019	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$616,736	$468,238	$148,498	31.7%
Interest-bearing demand deposits	246,470	200,089	46,381	23.2%
Insured money market accounts	538,006	530,242	7,764	1.5%
Savings deposits	239,334	212,393	26,941	12.7%
Time deposits	170,710	161,176	9,534	5.9%
Total	$1,811,256	$1,572,138	$239,118	15.2%

Deposits totaled $1.811 billion at June 30, 2020 compared with $1.572 billion at December 31, 2019, an increase of $239.1 million, or 15.2%. The increase was attributable to increases of $9.5 million in time deposits, $46.4 million in interest-bearing demand deposit accounts, $7.8 million in money market accounts, $26.9 million in savings deposits, and $148.5 million in non-interest-bearing demand deposits. The growth in deposits was due primarily to increases of $191.8 million in commercial deposits and $62.6 million in consumer deposits, offset by a decrease of $18.8 million in public funds. The increase in deposits was partially due to the collection of $33.6 million in stimulus checks and $186.9 million in PPP loan disbursements. At June 30, 2020, demand deposit and money market accounts comprised 77.4% of total deposits compared with 76.2% at December 31, 2019.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	June 30, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Chemung Canal Trust Company*	$1,509,715	$1,317,225	$1,328,658	$1,264,883	$1,249,870
Capital Bank Division	301,541	254,913	240,579	202,563	206,473
Total	$1,811,256	$1,572,138	$1,569,237	$1,467,446	$1,456,343
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  The recently enacted Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. Brokered deposits include funds obtained through brokers.  There were no deposits obtained through brokers as of June 30, 2020 and December 31, 2019. Deposits obtained through the CDARS and ICS programs were $185.4 million and $180.4 million as of June 30, 2020 and December 31, 2019, respectively. The increase in CDARS and ICS deposits was due to the seasonal inflow of municipal client balances.

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

Borrowings

Borrowings decreased $0.1 million from $4.1 million at December 31, 2019 to $4.0 million at June 30, 2020, attributable to normal recurring finance lease payments.

Shareholders’ Equity

Total shareholders' equity increased $12.0 million from $182.6 million at December 31, 2019 to $194.6 million at June 30, 2020, due primarily to an increase in retained earnings and a decrease in accumulated other comprehensive loss. The increase in retained earnings of $5.8 million was due primarily to earnings of $8.3 million, offset by $2.5 million in dividends declared during the six months ended June 30, 2020. The increase in accumulated other comprehensive income of $7.9 million can be mostly attributed to the increase in the fair market value of the securities portfolio. Treasury stock increased $2.2 million, primarily due to the Corporation's common stock repurchase program. As of June 30, 2020, 120,490 shares have been repurchased at an average cost of $27.12 per share.

The total shareholders’ equity to total assets ratio was 9.49% at June 30, 2020 compared with 10.22% at December 31, 2019.  The tangible equity to tangible assets ratio was 8.49% at June 30, 2020 compared with 9.07% at December 31, 2019.  Book value per share increased to $40.51 at June 30, 2020 from $37.35 at December 31, 2019.

On March 18, 2020, the Corporation's Board of Directors approved a stock repurchase program which replaced the previously authorized repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares starting March 18, 2020. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. For the three month period ended June 30, 2020, the Corporation repurchased 117,238 shares of common stock at a total cost of $3,176,706 under the share repurchase program. The weighted average cost was $27.10 per share repurchased. For the six month period ended June 30, 2020, the Corporation repurchased a total of 120,490 shares of common stock at a total cost of $3,267,105 under the repurchase program. Remaining buyback authority under the share repurchase program was 129,510 shares at June 30, 2020.

On April 27, 2020, the Corporation filed with the SEC a Form S-3 Registration Statement under the Securities Act of 1933. The Corporation's Board of Directors approved the filing with the SEC of a Shelf Registration Statement to register for sale from time to time up to $50 million of the following securities: (i) shares of common stock; (ii) unsecured debt securities, which may consist of notes, debentures or other evidences of indebtedness; (iii) warrants; (iv) purchase contracts; (v) units consisting of any combination of the foregoing; and (vi) subscription rights to purchase shares of common stock or debt securities. The SEC declared the registration statement effective on May 7, 2020.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of June 30, 2020, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $124.9 million and $141.8 million at June 30, 2020 and December 31, 2019, respectively. The

Corporation also had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at June 30, 2020. The Corporation had a total of $58.0 million of unsecured lines of credit with five different financial institutions at December 31, 2019, all of which was available.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$14,328	$13,372
Net cash used (provided) in investing activities	(214,995)	3,558
Net cash provided (used) in financing activities	233,925	(30,442)
Net increase (decrease) in cash and cash equivalents	$33,258	$(13,512)

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first six months of 2020 and 2019 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used in investing activities during the first six months of 2020 predominantly resulted from purchases of securities available for sale, and a net increase in loans, offset by maturities and principal paydowns on securities available for sale. Cash provided by investing activities during the first six months of 2019 predominantly resulted from a net decrease in loans, maturities and principal paydowns on securities available for sale, and proceeds from sales of securities available for sale, offset by purchases of securities available for sale.

Financing activities

Cash provided by financing activities during the first six months of 2020 predominantly resulted from a net increase in deposits. Cash used in financing activities during the first six months of 2019 predominantly resulted from a net decrease in deposits.

Capital Resources

The Bank is subject to regulatory capital requirements administered by federal banking agencies. As a result of the Regulatory Relief Act, the FRB amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are not subject to regulatory capital requirements, effective August 30, 2018. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of June 30, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2020, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of June 30, 2020 and December 31, 2019 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of June 30, 2020 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$186,694	14.17%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$180,894	13.74%	$105,291	8.00%	$138,195	10.50%	$131,614	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$170,131	12.91%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$164,348	12.49%	$78,968	6.00%	$111,872	8.50%	$105,291	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$170,131	12.91%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$164,348	12.49%	$59,226	4.50%	$92,130	7.00%	$85,549	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$170,131	8.71%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$164,348	8.43%	$77,950	4.00%	N/A	N/A	$97,438	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2019 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$182,239	13.98%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$175,062	13.45%	$104,136	8.00%	$136,679	10.500%	$130,170	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$78,102	6.00%	$110,645	8.500%	$104,136	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$58,577	4.50%	$91,119	7.000%	$84,611	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$165,859	9.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	8.98%	$70,719	4.00%	N/A	N/A	$88,399	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above.  At June 30, 2020, the Bank could, without prior approval, declare dividends of approximately $33.2 million.

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

						As of the
	As of the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
Net interest income (GAAP)	$15,591	$15,062	$15,201	$15,142	$15,101	$30,653	$30,268
Fully taxable equivalent adjustment	84	86	98	101	104	170	204
Fully taxable equivalent net interest income (non-GAAP)	$15,675	$15,148	$15,299	$15,243	$15,205	$30,823	$30,472

Average interest-earning assets (GAAP)	$1,931,107	$1,715,562	$1,705,766	$1,665,793	$1,654,156	$1,823,335	$1,663,372

Net interest margin - fully taxable equivalent (non-GAAP)	3.26%	3.55%	3.56%	3.63%	3.69%	3.40%	3.69%

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

						As of the
	As of the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
EFFICIENCY RATIO
Net interest income (GAAP)	$15,591	$15,062	$15,201	$15,142	$15,101	$30,653	$30,268
Fully taxable equivalent adjustment	84	86	98	101	104	170	204
Fully taxable equivalent net interest income (non-GAAP)	$15,675	$15,148	$15,299	$15,243	$15,205	$30,823	$30,472

Non-interest income (GAAP)	$5,080	$4,730	$5,106	$4,956	$5,086	$9,810	$10,011
Less: net (gains) losses on security transactions	—	—	—	—	(19)		(19)
Adjusted non-interest income (non-GAAP)	$5,080	$4,730	$5,106	$4,956	$5,067	$9,810	$9,992

Non-interest expense (GAAP)	$13,227	$13,749	$14,851	$13,525	$13,823	$26,976	$27,320
Less: amortization of intangible assets	(119)	(132)	(144)	(151)	(151)	(251)	(314)
Adjusted non-interest expense (non-GAAP)	$13,108	$13,617	$14,707	$13,374	$13,672	$26,725	$27,006

Efficiency ratio (unadjusted)	63.99%	69.47%	73.13%	67.30%	68.47%	66.67%	67.83%
Efficiency ratio (adjusted)	63.16%	68.50%	72.08%	66.21%	67.44%	65.77%	66.74%
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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$194,589	$190,447	$182,627	$182,044	$178,387	$194,589	$178,387
Less: intangible assets	(22,315)	(22,434)	(22,566)	(22,710)	(22,861)	(22,315)	(22,861)
Tangible equity (non-GAAP)	$172,274	$168,013	$160,061	$159,334	$155,526	$172,274	$155,526

Total assets (GAAP)	$2,050,921	$1,841,329	$1,787,827	$1,793,643	$1,752,997	$2,050,921	$1,752,997
Less: intangible assets	(22,315)	(22,434)	(22,566)	(22,710)	(22,861)	(22,315)	(22,861)
Tangible assets (non-GAAP)	$2,028,606	$1,818,895	$1,765,261	$1,770,933	$1,730,136	$2,028,606	$1,730,136

Total equity to total assets at end of period (GAAP)	9.49%	10.34%	10.22%	10.15%	10.18%	9.49%	10.18%
Book value per share (GAAP)	$40.51	$38.83	$37.35	$37.35	$36.64	$40.51	$36.64

Tangible equity to tangible assets at end of period (non-GAAP)	8.49%	9.24%	9.07%	9.00%	8.99%	8.49%	8.99%
Tangible book value per share (non-GAAP)	$35.86	$34.25	$32.74	$32.69	$31.95	$35.86	$31.95

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except ratio data)	2020	2020	2019	2019	2019	2020	2019
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$191,853	$188,427	$182,522	$180,896	$173,534	$190,140	$170,476
Less: average intangible assets	(22,389)	(22,516)	(22,633)	(22,785)	(22,936)	(22,452)	(23,013)
Average tangible equity (non-GAAP)	$169,464	$165,911	$159,889	$158,111	$150,598	$167,688	$147,463

Return on average equity (GAAP)	12.22%	5.32%	9.14%	4.29%	11.51%	8.80%	11.18%
Return on average tangible equity (non-GAAP)	13.83%	6.04%	10.43%	4.91%	13.27%	9.98%	12.92%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
NON-GAAP NET INCOME
Reported net income (GAAP)	$5,827	$2,491	$4,204	$1,956	$4,981	$8,318	$9,449
Net (gains) losses on security transactions (net of tax)	—	—	—	—	(14)	—	(14)
Non- GAAP net income	$5,827	$2,491	$4,204	$1,956	$4,967	$8,318	$9,435

Average basic and diluted shares outstanding	4,850	4,895	4,879	4,871	4,866	4,868	4,863

Reported basic and diluted earnings per share (GAAP)	$1.20	$0.51	$0.87	$0.40	$1.02	$1.71	$1.94
Reported return on average assets (GAAP)	1.15%	0.55%	0.93%	0.44%	1.15%	0.87%	1.09%
Reported return on average equity (GAAP)	12.22%	5.32%	9.14%	4.29%	11.51%	8.80%	11.18%

Non-GAAP basic and diluted earnings per share	$1.20	$0.51	$0.87	$0.40	$1.02	$1.71	$1.94
Non-GAAP return on average assets	1.15%	0.55%	0.93%	0.44%	1.14%	0.87%	1.09%
Non-GAAP return on average equity	12.22%	5.32%	9.14%	4.29%	11.48%	8.80%	11.16%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At June 30, 2020, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 4.92% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 10.96%.  Both are within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. At June 30, 2020, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 6.31%. An immediate 200-basis point increase in interest rates would positively impact the market value by 10.99%. Both are within the Corporation's policy guidelines.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2020 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2020. In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  As of June 30, 2020, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth under Item IA. Risk Factors as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as supplemented by the Company's subsequent Quarterly Reports on Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (c) Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2020	48,432	$28.10	48,432	198,316
May 1 - May 31, 2020	34,533	$25.78	34,533	163,783
June 1 - June 30, 2020	34,273	27.01	34,273	129,510
Quarter ended June 30, 2020	117,238	$27.10	117,238	129,510
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

3.1	Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984 (as incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.2	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988 (as incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.3	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998 (as incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the Commission on March 15, 2006).

3.4	Amended and Restated Bylaws of Chemung Financial Corporation, as amended to May 20, 2020 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on May 20, 2020).

31.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATED: August 6, 2020	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: August 6, 2020	By: /s/ Karl F. Krebs
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to May 20, 2020 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on May 20, 2020).

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