Form 10-Q
period 2020-09-30
CHEMUNG FINANCIAL CORP
filed 2020-11-05
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2020

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
Yes: ☐ No: ☒
The number of shares of the registrant's common stock, $.01 par value, outstanding on November 4, 2020 was 4,656,862.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany and Saratoga.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.

Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
PCI loans	Represents loans that were acquired in the Fort Orange Financial Corp. transaction and deemed to be credit-impaired on the acquisition date in accordance with the guidance of FASB.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.
RWA	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.

TDR	A TDR is deemed to occur when the Corporation modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from financial institutions	$35,327	$25,203
Interest-earning deposits in other financial institutions	114,575	96,701
Total cash and cash equivalents	149,902	121,904

Equity investments, at estimated fair value	2,291	2,174
Securities available for sale, at estimated fair value	396,300	284,090
Securities held to maturity, estimated fair value of $3,093 at September 30, 2020 and $3,139 at December 31, 2019	3,047	3,115
FHLBNY and FRBNY Stock, at cost	3,150	3,099

Loans, net of deferred loan fees	1,538,493	1,309,219
Allowance for loan losses	(24,590)	(23,478)
Loans, net	1,513,903	1,285,741

Loans held for sale	2,059	1,185
Premises and equipment, net	20,891	22,417
Operating lease right-of-use assets	7,474	8,001
Goodwill	21,824	21,824
Other intangible assets, net	371	742
Bank-owned life insurance	3,045	3,111
Accrued interest receivable and other assets	40,757	30,424

Total assets	$2,165,014	$1,787,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$619,412	$468,238
Interest-bearing	1,304,777	1,103,900
Total deposits	1,924,189	1,572,138

FHLBNY overnight advances	245	—
Long term finance lease obligation	3,910	4,085
Operating lease liabilities	7,584	8,084
Dividends payable	1,229	1,263
Accrued interest payable and other liabilities	30,852	19,630
Total liabilities	1,968,009	1,605,200

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2020 and December 31, 2019	53	53
Additional paid-in capital	46,892	46,382
Retained earnings	163,987	153,701
Treasury stock, at cost; 589,694 shares at September 30, 2020 and 452,641 shares at December 31, 2019	(15,569)	(11,710)
Accumulated other comprehensive income (loss)	1,642	(5,799)
Total shareholders' equity	197,005	182,627

Total liabilities and shareholders' equity	$2,165,014	$1,787,827
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$14,876	$14,664	$43,770	$43,723
Taxable securities	1,474	1,349	4,358	3,825
Tax exempt securities	263	293	799	872
Interest-earning deposits	101	502	643	1,735
Total interest and dividend income	16,714	16,808	49,570	50,155
Interest expense:
Deposits	809	1,629	2,922	4,634
Borrowed funds	36	37	126	111
Total interest expense	845	1,666	3,048	4,745
Net interest income	15,869	15,142	46,522	45,410
Provision for loan losses	679	4,441	3,989	5,684
Net interest income after provision for loan losses	15,190	10,701	42,533	39,726

Non-interest income:
WMG fee income	2,416	2,315	6,968	7,115
Service charges on deposit accounts	740	1,141	2,294	3,330
Interchange revenue from debit card transactions	1,082	1,058	2,989	3,113
Net gains on security transactions	—	—	—	19
Changes in fair value of equity investments	57	(10)	(33)	106
Net gains on sales of loans held for sale	553	69	916	146
Net gains (losses) on sales of other real estate owned	6	(1)	(71)	(87)
Income from bank-owned life insurance	14	17	147	48
Other	471	367	1,940	1,177
Total non-interest income	5,339	4,956	15,150	14,967

Non-interest expenses:
Salaries and wages	6,088	5,874	17,678	17,375
Pension and other employee benefits	1,245	1,470	4,095	4,488
Other components of net periodic pension and postretirement benefits	(254)	(141)	(762)	(423)
Net occupancy	1,454	1,424	4,406	4,469
Furniture and equipment	538	717	1,573	1,840
Data processing	1,777	1,818	5,630	5,418
Professional services	453	395	1,313	1,218
Amortization of intangible assets	120	151	371	465
Marketing and advertising	140	231	546	644
Other real estate owned	53	9	87	80
FDIC insurance	247	(10)	726	476
Loan expense	301	171	798	557
Other	1,200	1,416	3,878	4,238
Total non-interest expenses	13,362	13,525	40,339	40,845
Income before income tax expense	7,167	2,132	17,344	13,848
Income tax expense	1,456	176	3,315	2,443
Net income	$5,711	$1,956	$14,029	$11,405

Weighted average shares outstanding	4,773	4,871	4,836	4,866
Basic and diluted earnings per share	$1.19	$0.40	$2.90	$2.34
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$5,711	$1,956	$14,029	$11,405
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(692)	3,573	9,919	10,885
Reclassification adjustment for gains realized in net income	—	—	—	(19)
Net unrealized gains (losses)	(692)	3,573	9,919	10,866
Tax effect	(176)	911	2,530	2,771
Net of tax amount	(516)	2,662	7,389	8,095

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(55)	(165)	(165)
Reclassification adjustment for amortization of net actuarial loss	77	72	231	218
Total before tax effect	22	17	66	53
Tax effect	6	4	14	13
Net of tax amount	16	13	52	40

Total other comprehensive income (loss)	(500)	2,675	7,441	8,135

Comprehensive income	$5,211	$4,631	$21,470	$19,540
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	$53	$46,284	$150,063	$(12,062)	$(5,951)	$178,387
Net income	—	—	1,956	—	—	1,956
Other comprehensive income	—	—	—	—	2,675	2,675
Restricted stock awards	—	97	—	—	—	97
Restricted stock units for directors' deferred compensation plan	—	10	—	—	—	10
Cash dividends declared ($0.26 per share)	—	—	(1,260)	—	—	(1,260)
Sale of 2,485 shares of treasury stock (a)	—	73	—	106	—	179
Balances at September 30, 2019	$53	$46,464	$150,759	$(11,956)	$(3,276)	$182,044

Balances at Balance at June 30, 2020	$53	$46,758	$159,505	$(13,869)	$2,142	$194,589
Net income	—	—	5,711	—	—	5,711
Other comprehensive income	—	—	—	—	(500)	(500)
Restricted stock awards	—	125	—	—	—	125
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Cash dividends declared ($0.26 per share)	—	—	(1,229)	—	—	(1,229)
Repurchase of 64,185 shares of common stock	—	—	—	(1,816)	—	(1,816)
Sale of 18,202 shares of treasury stock (a)	—	4	—	116	—	120
Balances at September 30, 2020	$53	$46,892	$163,987	$(15,569)	$1,642	$197,005
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2019, as reported	$53	$45,820	$143,129	$(12,562)	$(11,411)	$165,029
Net income	—	—	11,405	—	—	11,405
Other comprehensive income	—	—	—	—	8,135	8,135
Restricted stock awards	—	296	—	—	—	296
Restricted stock units for directors' deferred compensation plan	—	31	—	—	—	31
Distribution of 439 shares of treasury stock grants for employee restricted stock awards	—	—	—	11	—	11
Cash dividends declared ($0.78 per share)	—	—	(3,775)	—	—	(3,775)
Distribution of 8,465 shares of treasury stock for directors' compensation	—	139	—	218	—	357
Distribution of 2,373 shares of treasury stock for employee compensation	—	39	—	61	—	100
Distribution of 2,551 shares of treasury stock for for deferred directors' compensation	—	(52)	—	65	—	13
Repurchase of 272 shares of common stock	—	—	—	(13)	—	(13)
Sale of 10,250 shares of treasury stock (a)	—	191	—	264	—	455
Balances at September 30, 2019	$53	$46,464	$150,759	$(11,956)	$(3,276)	$182,044

Balances at January 1, 2020	$53	$46,382	$153,701	$(11,710)	$(5,799)	$182,627
Net income	—	—	14,029	—	—	14,029
Other comprehensive income	—	—	—	—	7,441	7,441
Restricted stock awards	—	431	—	—	—	431
Restricted stock units for directors' deferred compensation plan	—	25	—	—	—	25
Distribution of 255 shares of treasury stock grants for employee restricted stock awards	—	(7)	—	7	—	—
Cash dividends declared ($0.78 per share)	—	—	(3,743)	—	—	(3,743)
Distribution of 7,923 shares of treasury stock for directors' compensation	—	144	—	206	—	350
Distribution of 2,274 shares of treasury stock for employee compensation	—	41	—	59	—	100
Distribution of 6,426 shares of treasury stock for deferred directors’ compensation	—	(180)	—	168	—	(12)
Repurchase of 186,206 shares of common stock	—	—	—	(5,137)	—	(5,137)
Sale of 32,387 shares of treasury stock (a)	—	51	—	843	—	894
Forfeiture of 112 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at September 30, 2020	$53	$46,892	$163,987	$(15,569)	$1,642	$197,005
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2020	2019
Net income	$14,029	$11,405
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	527	541
Amortization of intangible assets	371	465
Provision for loan losses	3,989	5,684
Loss on disposal of fixed assets	7	35
Depreciation and amortization of fixed assets	2,215	2,375
Amortization of premiums on securities, net	1,003	784
Gain on sales of loans held for sale, net	(916)	(146)
Proceeds from sales of loans held for sale	17,216	7,293
Loans originated and held for sale	(17,174)	(7,958)
Net losses on sale of other real estate owned	71	87
Write-downs on other real estate owned	38	53
Net change in fair value of equity investments	33	(106)
Proceeds from sales of trading assets	24	22
Purchase of equity investments	(174)	(72)
Increase in other assets and accrued interest receivable	(10,264)	(2,233)
(Decrease) increase in accrued interest payable	(38)	94
Expense related to restricted stock units for directors' deferred compensation plan	25	31
Expense related to employee stock compensation	102	100
Expense related to employee restricted stock awards	431	296
Payments on operating leases	(500)	(467)
Increase in other liabilities	9,119	3,592
Income from bank owned life insurance	(147)	(48)
Net cash provided by operating activities	19,987	21,808
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	15,200
Proceeds from maturities, calls, and principal paydowns on securities available for sale	39,508	37,152
Proceeds from maturities and principal collected on securities held to maturity	1,349	2,498
Purchases of securities available for sale	(142,797)	(67,522)
Purchases of securities held to maturity	(1,286)	(1,043)
Purchase of FHLBNY and FRBNY stock	(51)	(6)
Redemption of FHLBNY and FRBNY stock	—	53
Purchases of premises and equipment	(696)	(392)
Proceeds from sale of other real estate owned	253	376
Proceeds from bank owned life insurance	213	—
Net (increase) decrease in loans	(232,582)	4,411
Net cash used in investing activities	(336,089)	(9,273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	307,723	(12,330)
Increase in time deposits	44,327	19,599
Proceeds from FHLB overnight advances	245	—
Payments made on capital lease	(175)	(164)
Purchase of treasury stock	(5,137)	—
Sale of treasury stock	894	455
Cash dividends paid	(3,777)	(3,769)
Net cash provided by financing activities	344,100	3,791
Net increase in cash and cash equivalents	27,998	16,326
Cash and cash equivalents, beginning of period	121,904	129,972
Cash and cash equivalents, end of period	$149,902	$146,298
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2020	2019
Cash paid for:
Interest	$3,086	$4,651
Income taxes	3,785	3,225
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	431	152
Dividends declared, not yet paid	1,229	1,260
Repurchase of common stock in lieu of employee payroll taxes	54	(13)
Distribution of treasury stock for directors' compensation	350	357
Distribution of treasury stock for deferred directors' compensation	(12)	13
Forfeiture of shares of restricted stock awards	(5)	—
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

Risks and Uncertainties - COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic, millions of people have filed claims for unemployment, and stock markets have remained volatile and in particular bank stocks have significantly declined in value. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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

Management has taken actions to identify and assess additional possible credit exposure due to the COVID-19 pandemic based upon the industry types within the current loan portfolio. While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, Management has designated certain industries as most impacted by COVID-19. As of September 30, 2020, these "highly impacted" industries total $248.4 million, or 27.4% of the Bank's commercial loan portfolio. For a discussion of the effect of COVID-19 on our business, see pages 46-47 of this Form 10-Q.

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur. Earnings per share were computed by dividing net income by 4,773 and 4,871 weighted average shares outstanding for the three month periods ended September 30, 2020 and 2019, respectively. Earnings per share were computed by dividing net income by 4,836 and 4,866 weighted average shares outstanding for the nine month periods ended September 30, 2020 and 2019, respectively. There were no common stock equivalents during the three and nine month periods ended September 30, 2020 or 2019.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities, residential	$317,087	$9,385	$204	$326,268
Obligations of states and political subdivisions	40,694	2,566	—	43,260
Corporate bonds and notes	7,000	64	—	7,064
SBA loan pools	19,766	47	105	19,708
Total	$384,547	$12,062	$309	$396,300

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities, residential	$225,029	$1,471	$1,266	$225,234
Obligations of states and political subdivisions	41,265	1,580	—	42,845
Corporate bonds and notes	250	—	—	250
SBA loan pools	15,712	95	46	15,761
Total	$282,256	$3,146	$1,312	$284,090

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	September 30, 2020
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$409	$—	$—	$409
Time deposits with other financial institutions	2,638	46	—	2,684
Total	$3,047	$46	$—	$3,093

	December 31, 2019
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,045	$—	$—	$1,045
Time deposits with other financial institutions	2,070	24	—	2,094
Total	$3,115	$24	$—	$3,139

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	September 30, 2020
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$609	$613
After one, but within five years	27,232	28,769	2,438	2,480
After five, but within ten years	19,703	20,755	—	—
After ten years	759	800	—	—
	47,694	50,324	3,047	3,093
Mortgage-backed securities, residential	317,087	326,268	—	—
SBA loan pools	19,766	19,708	—	—
Total	$384,547	$396,300	$3,047	$3,093

There were no proceeds from sales and calls of securities resulting in gains or losses for the three months ended September 30, 2020 and 2019.

The proceeds from sales and calls of securities resulting in gains or losses for the nine months ended September 30, 2020 and 2019 are listed below (in thousands):

	2020	2019
Proceeds	$—	$15,200
Gross gains	—	79
Gross losses	—	(60)
Tax expense	—	5

The following tables summarize the investment securities available for sale with unrealized losses at September 30, 2020 and December 31, 2019 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$77,898	$202	$1,056	$2	$78,954	$204
SBA loan pools	8,657	56	3,665	49	12,322	105
Total temporarily impaired securities	$86,555	$258	$4,721	$51	$91,276	$309

	Less than 12 months		12 months or longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$71,506	$791	$54,343	$475	$125,849	$1,266
SBA loan pools	3,014	9	1,405	37	4,419	46
Total temporarily impaired securities	$74,520	$800	$55,748	$512	$130,268	$1,312

Other-Than-Temporary Impairment

As of September 30, 2020, the Corporation’s unrealized and unrecognized losses were not material.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Commercial and agricultural:
Commercial and industrial	$403,911	$230,018
Agricultural	682	274
Commercial mortgages:
Construction	54,332	43,962
Commercial mortgages, other	636,179	604,832
Residential mortgages	227,372	188,338
Consumer loans:
Home equity lines and loans	81,556	91,784
Indirect consumer loans	121,406	134,973
Direct consumer loans	13,055	15,038
Total loans, net of deferred loan fees	1,538,493	1,309,219
Interest receivable on loans	5,035	3,684
Total recorded investment in loans	$1,543,528	$1,312,903

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above. As of September 30, 2020, the Corporation had outstanding loan balances of $189.8 million for PPP loans which were included in commercial and industrial loans in the table above. These loans require no allowance for loan losses as of September 30, 2020 since they are government guaranteed loans.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$8,327	$10,549	$1,891	$3,363	$24,130
Charge-offs	(68)	—	(42)	(216)	(326)
Recoveries	18	2	—	87	107
Net recoveries (charge-offs)	(50)	2	(42)	(129)	(219)
Provision	180	361	232	(94)	679
Ending balance	$8,457	$10,912	$2,081	$3,140	$24,590

	Three Months Ended September 30, 2019
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$5,476	$9,545	$1,229	$3,406	$19,656
Charge-offs	—	—	(19)	(283)	(302)
Recoveries	29	—	—	99	128
Net recoveries (charge-offs)	29	—	(19)	(184)	(174)
Provision	4,651	(285)	(26)	101	4,441
Ending balance	$10,156	$9,260	$1,184	$3,323	$23,923

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine month periods ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30, 2020
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$10,227	$8,869	$1,252	$3,130	$23,478
Charge-offs:	(134)	(2,143)	(56)	(915)	(3,248)
Recoveries:	27	2	49	293	371
Net recoveries (charge-offs)	(107)	(2,141)	(7)	(622)	(2,877)
Provision	(1,663)	4,184	836	632	3,989
Ending balance	$8,457	$10,912	$2,081	$3,140	$24,590

	Nine Months Ended September 30, 2019
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$5,383	$8,184	$1,226	$4,151	$18,944
Charge-offs:	(55)	—	(60)	(1,040)	(1,155)
Recoveries:	44	2	45	359	450
Net recoveries (charge-offs)	(11)	2	(15)	(681)	(705)
Provision	4,784	1,074	(27)	(147)	5,684
Ending balance	$10,156	$9,260	$1,184	$3,323	$23,923

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,530	$184	$—	$52	$5,766
Collectively evaluated for impairment	2,927	10,728	2,081	3,088	18,824
Total ending allowance balance	$8,457	$10,912	$2,081	$3,140	$24,590

	December 31, 2019
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,000	$2,097	$—	$—	$8,097
Collectively evaluated for impairment	4,227	6,772	1,252	3,130	15,381
Total ending allowance balance	$10,227	$8,869	$1,252	$3,130	$23,478

	September 30, 2020
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$7,515	$6,750	$1,277	$812	$16,354
Loans collectively evaluated for impairment	398,498	686,185	226,707	215,784	1,527,174
Total ending loans balance	$406,013	$692,935	$227,984	$216,596	$1,543,528

	December 31, 2019
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$6,147	$8,844	$525	$149	$15,665
Loans collectively evaluated for impairment	224,775	641,726	188,349	242,388	1,297,238
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total ending loans balance	$230,922	$650,570	$188,874	$242,537	$1,312,903

The following table presents loans individually evaluated for impairment recognized by class of loans as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,391	$1,391	$—	$133	$133	$—
Commercial mortgages:
Construction	204	204	—	247	247	—
Commercial mortgages, other	6,339	4,287	—	3,501	3,503	—
Residential mortgages	1,297	1,277	—	554	525	—
Consumer loans:
Home equity lines and loans	657	642	—	171	149	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	6,118	6,124	5,530	6,013	6,014	6,000
Commercial mortgages:
Commercial mortgages, other	2,347	2,259	184	5,093	5,094	2,097
Consumer loans:
Home equity lines and loans	170	170	52	—	—	—
Total	$18,523	$16,354	$5,766	$15,712	$15,665	$8,097

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and nine month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$1,239	$2	$228	$—	$679	$2	$277	$1
Commercial mortgages:
Construction	213	2	270	2	226	6	285	7
Commercial mortgages, other	4,515	—	3,372	3	3,938	—	3,630	9
Residential mortgages	1,224	7	396	36	873	17	396	40
Consumer loans:
Home equity lines & loans	650	2	156	3	399	5	134	4
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,804	2	3,983	—	5,867	4	2,508	—
Commercial mortgages:
Commercial mortgages, other	2,229	8	10,240	—	3,645	16	6,881	—
Consumer loans:
Home equity lines and loans	175	—	—	—	88	—	—	—
Total	$16,049	$23	$18,645	$44	$15,715	$50	$14,111	$61
(1)Cash basis interest income approximates interest income recognized.
The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of September 30, 2020 and December 31, 2019 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Commercial and agricultural:
Commercial and industrial	$6,272	$6,147	$—	$7
Commercial mortgages:
Construction	63	80	—	—
Commercial mortgages, other	6,027	8,407	—	—
Residential mortgages	1,742	2,155	—	—
Consumer loans:
Home equity lines and loans	1,017	641	—	—
Indirect consumer loans	604	571	—	—
Direct consumer loans	1	7	—	—
Total	$15,726	$18,008	$—	$7

The following tables present the aging of the recorded investment in loans as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$2,433	$1	$3,982	$6,416	$398,913	$405,329
Agricultural	—	—	—	—	684	684
Commercial mortgages:
Construction	—	—	—	—	54,523	54,523
Commercial mortgages, other	11,077	262	1,878	13,217	625,195	638,412
Residential mortgages	631	9	434	1,074	226,910	227,984
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	169	30	147	346	81,424	81,770
Indirect consumer loans	753	190	213	1,156	120,564	121,720
Direct consumer loans	18	187	1	206	12,900	13,106
Total	$15,081	$679	$6,655	$22,415	$1,521,113	$1,543,528

	December 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,285	$49	$4,398	$5,732	$224,916	$230,648
Agricultural	—	—	—	—	274	274
Commercial mortgages:
Construction	—	—	—	—	44,082	44,082
Commercial mortgages, other	440	277	2,165	2,883	603,605	606,488
Residential mortgages	1,016	803	956	2,775	186,099	188,874
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	353	151	149	653	91,412	92,065
Indirect consumer loans	1,546	377	355	2,278	133,088	135,366
Direct consumer loans	32	11	6	49	15,057	15,106
Total	$4,672	$1,668	$8,029	$14,370	$1,298,533	$1,312,903

Troubled Debt Restructurings:

A modification of a loan may result in classification as a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs. As of September 30, 2020, in conformance with Section 4013 of the CARES Act, the Corporation modified a total of 1,125 commercial and consumer loans represented by a total loan balance of $233.6 million. As of

September 30, 2020, 74 loans totaling $45.9 million remained in modified status, of which 44 loans totaling $32.8 million had been modified more than once.

As of September 30, 2020 and December 31, 2019, the Corporation has a recorded investment in TDRs of $10.8 million and $9.0 million, respectively. There were specific reserves of $0.6 million and $2.3 million allocated for TDRs at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, TDRs totaling $2.8 million were accruing interest under the modified terms and $8.0 million were on non-accrual status. As of December 31, 2019, TDRs totaling $0.9 million were accruing interest under the modified terms and $8.1 million were on non-accrual status. The Corporation has committed $37 thousand and $17 thousand to customers with outstanding loans that are classified as TDRs as of September 30, 2020 and December 31, 2019, respectively.

During the three months ended September 30, 2020 and 2019, the terms of certain loans were modified as TDRs. In addition to the modifications noted above, during the nine months ended September 30, 2020 modifications included two commercial and industrial loans where deferral of payments were granted and both loans were risk rated Substandard while one loan was in non-accrual status prior to the modification. The modifications of four commercial mortgage loans included the deferral of payments with three of the loans risk rated Substandard and in non-accrual status, three of the borrowers were over one year past due in real estate taxes and two of loans were over 30 days past due in payments. The modifications of three residential mortgages included the deferral of payments while all three were in non-accrual status prior to the modifications, two were risk rated Substandard and one was over thirty days past due in payments. The modifications of three home equity lines and loans included the deferral of payments while all three loans were risk rated Substandard and in non-accrual status prior to the modifications. In addition to the modification noted above, the modification of the terms of one home equity loan during the nine months ended September 30, 2019 included a reduction in the stated interest rate for the remaining life of the loan, an extension of the maturity date for approximately three years, and a reduction of the scheduled amortized payment of the loan for greater than a three month period.

The following tables present loans by class modified as TDRs that occurred during the three month period ended September 30, 2020 and September 30, 2019 (dollars in thousands):

September 30, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	2	$1,138	$1,138
Agricultural
Commercial mortgages:
Commercial mortgages, other	—	—	—
Residential mortgages	1	320	320
Consumer loans:
Home equity lines and loans	—	—	—
Total	3	$1,458	$1,458

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three month period ended September 30, 2020.

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

The following tables present loans by class modified as TDRs that occurred during the nine month period ended September 30, 2020 and September 30, 2019 (dollars in thousands):

September 30, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	4	$2,068	$2,068
Commercial mortgages:
Commercial mortgages, other	4	1,297	1,297
Residential mortgages	4	997	997
Consumer loans:
Home equity lines and loans	3	738	738
Total	15	$5,100	$5,100

The TDRs described above increased the allowance for loan losses by $142 thousand and resulted in no charge-offs during the nine months ended September 30, 2020.

September 30, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages, other	1	$4,223	$4,223
Consumer loans:
Home equity lines and loans	1	137	137
Total	2	$4,360	$4,360

The TDRs described above increased the allowance for loan losses by $1.7 million and resulted in no charge-offs during the nine month period ended September 30, 2019.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and nine month periods ended September 30, 2020 and 2019.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of September 30, 2020 and December 31, 2019, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	September 30, 2020
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$392,378	$2,779	$4,966	$5,206	$405,329
Agricultural	—	684	—	—	—	684
Commercial mortgages:
Construction	—	51,126	610	2,787	—	54,523
Commercial mortgages	—	610,687	6,732	18,755	2,238	638,412
Residential mortgages	226,242	—	—	1,742	—	227,984
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	80,753	—	—	1,017	—	81,770
Indirect consumer loans	121,116	—	—	604	—	121,720
Direct consumer loans	13,105	—	—	1	—	13,106
Total	$441,216	$1,054,875	$10,121	$29,872	$7,444	$1,543,528

	December 31, 2019
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$208,552	$5,915	$10,361	$5,820	$230,648
Agricultural	—	274	—	—	—	274
Commercial mortgages:
Construction	—	40,304	168	3,610	—	44,082
Commercial mortgages	—	577,266	12,451	12,356	4,415	606,488
Residential mortgages	186,719	—	—	2,155	—	188,874
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	91,424	—	—	641	—	92,065
Indirect consumer loans	134,795	—	—	571	—	135,366
Direct consumer loans	15,099	—	—	7	—	15,106
Total	$428,037	$826,396	$18,534	$29,701	$10,235	$1,312,903

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$226,242	$80,753	$121,117	$13,104
Non-Performing	1,742	1,017	604	1
	$227,984	$81,770	$121,721	$13,105

	December 31, 2019
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$186,719	$91,424	$134,795	$15,099
Non-Performing	2,155	641	571	7
	$188,874	$92,065	$135,366	$15,106

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$326,268	$—	$326,268	$—
Obligations of states and political subdivisions	43,260	—	43,260	—
Corporate bonds and notes	7,064	—	7,064	—
SBA loan pools	19,708	—	19,708	—
Total available for sale securities	$396,300	$—	$396,300	$—

Equity investments, at fair value	$2,291	$1,629	$—	$662
Derivative assets	16,886	—	16,886	—

Financial Liabilities:
Derivative liabilities	$17,097	$—	$16,886	$211

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2020.

		Fair Value Measurement at December 31, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$225,234	$—	$225,234	$—
Obligations of states and political subdivisions	42,845	—	42,845	—
Corporate bonds and notes	250	—	250	—
SBA loan pools	15,761	—	15,761	—
Total available for sale securities	$284,090	$—	$284,090	$—

Equity investments, at fair value	$1,442	$1,442	$—	$—
Derivative assets	6,466	—	6,466	—

Financial Liabilities:
Derivative liabilities	$6,831	$—	$6,466	$365

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2019.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended September 30, 2020 and 2019 (in thousands):

	Assets (Liabilities)
	Derivative Liabilities
	September 30, 2020	September 30, 2019
Balance of recurring Level 3 assets at July 1	$(211)	$(365)
Derivative instruments entered into	—	(7)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	(54)
Included in other comprehensive income	—	—
Transfers out of Level 3	—	—
Balance of recurring Level 3 assets at September 30	$(211)	$(426)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended September 30, 2020 and September 30, 2019 (in thousands):

	Assets (Liabilities)
	Derivative Liabilities
	September 30, 2020	September 30, 2019
Balance of recurring Level 3 assets at January 1	$(365)	$(140)
Derivative instruments entered into	(15)	(42)
Total gains or losses for the period:
Included in earnings - other non-interest income	169	(244)
Included in other comprehensive income	—	—
Transfers out of Level 3	—	—
Balance of recurring Level 3 assets at September 30	$(211)	$(426)

The following table presents information related to Level 3 recurring fair value measurements at September 30, 2020 and December 31, 2019 (in thousands):

Description	Fair Value at September 30, 2020	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2020
Derivative liabilities	$211	Historical trend	Credit default rate	0.59% - 6.59% [1.18%]

Description	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2019
Derivative liabilities	$365	Historical trend	Credit default rate	7.30% - 7.30% [7.30%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$512	$—	$—	$512
Total impaired loans	$512	$—	$—	$512
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$416	$—	$—	$416
Residential mortgages	126	—	—	126
Consumer loans:
Home equity lines and loans	44	—	—	44
Total other real estate owned, net	$586	$—	$—	$586

		Fair Value Measurement at December 31, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$1,554	$—	$—	$1,554
Total impaired loans	$1,554	$—	$—	$1,554
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$111	$—	$—	$111
Residential mortgages	284	—	—	284
Consumer loans:
Home equity lines and loans	122	—	—	122
Total other real estate owned, net	$517	$—	$—	$517

The following tables present information related to Level 3 non-recurring fair value measurement at September 30, 2020 and December 31, 2019 (in thousands):

Description	Fair Value at September 30, 2020	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2020
Impaired loans:
Commercial mortgages:
Commercial mortgages	$512	Sales comparison	Discount to appraised value	13.30% - 13.30% [13.30%]
	$512

OREO:
Commercial mortgages:
Commercial mortgages	$416	Sales comparison	Discount to appraised value	42.28% - 42.28% [42.28%]
Residential mortgages	126	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	44	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$586

Description	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2019
Impaired loans:
Commercial mortgages:
Commercial mortgages	$1,554	Sales comparison	Discount to appraised value	10.00% - 10.00% [10.00%]
	$1,554

OREO:
Commercial mortgages:
Commercial mortgages	$111	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	284	Sales comparison	Discount to appraised value	20.80% - 35.29% [24.09%]
Consumer loans:
Home equity lines and loans	122	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$517

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2020 and December 31, 2019, are as follows (in thousands):

	September 30, 2020
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$35,327	$35,327	$—	$—	$35,327
Interest-earning deposits in other financial institutions	114,575	114,575	—	—	114,575
Equity investments	2,291	1,629	—	662	2,291
Securities held to maturity	3,047	—	2,684	409	3,093
FHLBNY and FRBNY stock	3,150	—	—	—	N/A
Loans, net and loans held for sale	1,515,962	—	—	1,522,274	1,522,274
Accrued interest receivable	6,230	1	1,194	5,035	6,230
Derivative Assets	16,886	—	16,886	—	16,886

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,718,686	$1,718,686	$—	$—	$1,718,686
Time deposits	205,503	—	208,491	—	208,491
Accrued interest payable	260	10	250	—	260
Derivative Liabilities	17,097	—	16,886	211	17,097
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

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options.  As of September 30, 2020, the weighted average remaining lease term was 10.5 years with a weighted average discount rate of 3.39%.  Rent expense was $0.2 million for the three months ended September 30, 2020. Rent expense was $0.7 million for the nine months ended September 30, 2020. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Operating lease right-of-use asset	$8,713	$8,713
Less: accumulated amortization	(1,239)	(712)
Operating lease right-of-use-assets, net	$7,474	$8,001

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of September 30, 2020 (in thousands):

Year	Amount
2020	$233
2021	930
2022	869
2023	889
2024	880
2025 and thereafter	5,347
Total minimum lease payments	9,148
Less: amount representing interest	(1,564)
Present value of net minimum lease payments	$7,584

As of September 30, 2020, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of September 30, 2020, the weighted average remaining lease term was 12.3 years with a weighted average discount rate of 3.35%. The Corporation has included these leases in premises and equipment as of September 30, 2020 and December 31, 2019 as follows (in thousands):

	September 30, 2020	December 31, 2019
Buildings	$5,572	$5,572
Less: accumulated depreciation	(1,791)	(1,541)
Net book value	$3,781	$4,031

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of September 30, 2020 (in thousands):

Year	Amount
2020	$94
2021	388
2022	391
2023	391
2024	391
2025 and thereafter	3,250
Total minimum lease payments	4,905
Less: amount representing interest	(995)
Present value of net minimum lease payments	$3,910

As of September 30, 2020, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2022 from a member of the Corporation's Board of Directors with monthly rent expense totaling $3 thousand per month. Rent paid to this Board of Directors member totaled $13 thousand and $12 thousand for the three month periods ended September 30, 2020 and 2019, respectively. Rent paid to this Board of Directors member totaled $40 thousand for the nine month periods ended September 30, 2020 and 2019.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February 2033 from a member of the Corporation's Board of Directors with monthly rent expense totaling $7 thousand per month. Rent paid to this Board of Directors member totaled $26 thousand and $24 thousand for the three month periods ended September 30, 2020 and 2019, respectively. Rent paid to this Board of Directors member totaled $76 thousand and $69 thousand for the nine month periods ended September 30, 2020 and 2019, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the nine month periods ended September 30, 2020 and 2019 were as follows (in thousands):

	2020	2019
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance September 30,	$21,824	$21,824

Acquired intangible assets were as follows at September 30, 2020 and December 31, 2019 (in thousands):

	At September 30, 2020		At December 31, 2019
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,938	$5,975	$5,832
Other customer relationship intangibles	5,633	5,299	5,633	5,034
Total	$11,608	$11,237	$11,608	$10,866

Aggregate amortization expense was $0.1 million and $0.2 million for the three month periods ended September 30, 2020 and 2019, respectively. Aggregate amortization expense was $0.4 million and $0.5 million for the nine month periods ended September 30, 2020 and 2019, respectively.

The remaining estimated aggregate amortization expense at September 30, 2020 is listed below (in thousands):

Year	Estimated Expense
2020	$113
2021	258
2022	—
2023	—
2024	—
Total	$371

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$31,698	$31,428	$15,560	$25,233
Unused lines of credit	1,191	268,784	1,062	229,137
Standby letters of credit	—	15,652	—	16,272

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of September 30, 2020, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2020, as adjusted	$9,273	$(7,131)	$2,142
Other comprehensive income before reclassification	(516)	—	(516)
Amounts reclassified from accumulated other comprehensive income	—	16	16
Net current period other comprehensive income (loss)	(516)	16	(500)
Balance at September 30, 2020	$8,757	$(7,115)	$1,642

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2019, as adjusted	$787	$(6,738)	$(5,951)
Other comprehensive income before reclassification	2,662	—	2,662
Amounts reclassified from accumulated other comprehensive income	—	13	13
Net current period other comprehensive income	2,662	13	2,675
Balance at September 30, 2019	$3,449	$(6,725)	$(3,276)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2020, as adjusted	$1,368	$(7,167)	$(5,799)
Other comprehensive income before reclassification	7,389	—	7,389
Amounts reclassified from accumulated other comprehensive income	—	52	52
Net current period other comprehensive income	7,389	52	7,441
Balance at September 30, 2020	$8,757	$(7,115)	$1,642

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2019, as adjusted	$(4,646)	$(6,765)	$(11,411)
Other comprehensive income before reclassification	8,109	—	8,109
Amounts reclassified from accumulated other comprehensive income	(14)	40	26
Net current period other comprehensive income	8,095	40	8,135
Balance at September 30, 2019	$3,449	$(6,725)	$(3,276)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2020	2019
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$—	Net gains on securities transactions
Tax effect	—	—	Income tax expense
Net of tax	—	—
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(55)	(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	77	72	Other components of net periodic pension and postretirement benefits
Tax effect	(6)	(4)	Income tax expense
Net of tax	16	13
Total reclassification for the period, net of tax	$16	$13

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2020	2019
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$(19)	Net gains on securities transactions
Tax effect	—	5	Income tax expense
Net of tax	—	(14)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(165)	(165)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	231	218	Other components of net periodic pension and postretirement benefits
Tax effect	(14)	(13)	Income tax expense
Net of tax	52	40
Total reclassification for the period, net of tax	$52	$26

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and nine months ended September 30, 2020 and 2019 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2020
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$668	$—	$—	$668
Other	72	—	—	72
Interchange revenue from debit card transactions	1,082	—	—	1,082
WMG fee income	—	2,416	—	2,416
CFS fee and commission income	—	—	172	172
Net gains (losses) on sales of OREO	6	—	—	6
Net gains on sales of loans(a)	553	—	—	553
Loan servicing fees(a)	32	—	—	32
Changes in fair value of equity investments(a)	71	—	(14)	57
Income from bank-owned life insurance(a)	14	—	—	14
Other(a)	320	—	(53)	267
Total non-interest income (loss)	$2,818	$2,416	$105	$5,339
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Three Months Ended September 30, 2019
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$959	$—	$—	$959
Other	182	—	—	182
Interchange revenue from debit card transactions	1,058	—	—	1,058
WMG fee income	—	2,315	—	2,315
CFS fee and commission income	—	—	145	145
Net gains (losses) on sales of OREO	(1)	—	—	(1)
Net gains on sales of loans(a)	69	—	—	69
Loan servicing fees(a)	25	—	—	25
Changes in fair value of equity investments(a)	3	—	(13)	(10)
Income from bank-owned life insurance(a)	17	—	—	17
Other(a)	252	—	(55)	197
Total non-interest income	$2,564	$2,315	$77	$4,956

(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2020
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,894	$—	$—	$1,894
Other	400	—	—	400
Interchange revenue from debit card transactions	2,989	—	—	2,989
WMG fee income	—	6,968	—	6,968
CFS fee and commission income	—	—	502	502
Net gains (losses) on sales of OREO	(71)	—	—	(71)
Net gains on sales of loans(a)	916	—	—	916
Loan servicing fees(a)	88	—	—	88
Changes in fair value of equity investments(a)	49	—	(82)	(33)
Income from bank-owned life insurance(a)	147	—	—	147
Other(a)	1,383	—	(33)	1,350
Total non-interest income	$7,795	$6,968	$387	$15,150

(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2019
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,703	$—	$—	$2,703
Other	627	—	—	627
Interchange revenue from debit card transactions	3,113	—	—	3,113
WMG fee income	—	7,115	—	7,115
CFS fee and commission income	—	—	502	502
Net gains (losses) on sales of OREO	(87)	—	—	(87)
Net gains on sales of loans(a)	146	—	—	146
Loan servicing fees(a)	76	—	—	76
Net gains on sales of securities(a)	19	—	—	19
Changes in fair value of equity investments(a)	103	—	3	106
Income from bank-owned life insurance(a)	48	—	—	48
Other(a)	796	—	(197)	599
Total non-interest income	$7,544	$7,115	$308	$14,967

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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	322	379	966	1,136
Expected return on plan assets	(610)	(554)	(1,830)	(1,661)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	49	49	147	147
Net periodic pension benefit	$(239)	$(126)	$(717)	$(378)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	10	13	30	39
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	3	1	9	3
Net periodic supplemental pension cost	$13	$14	$39	$42

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	4	6	10
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(55)	(55)	(165)	(165)
Amortization of unrecognized net loss	25	22	75	68
Net periodic postretirement, medical and life benefit	$(28)	$(29)	$(84)	$(87)

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

	Three months ended September 30, 2020
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,701	$—	$13	$16,714
Interest expense	845	—	—	845
Net interest income	15,856	—	13	15,869
Provision for loan losses	679	—	—	679
Net interest income after provision for loan losses	15,177	—	13	15,190
Other non-interest income	2,818	2,416	105	5,339
Other non-interest expenses	11,528	1,565	269	13,362
Income (loss) before income tax expense (benefit)	6,467	851	(151)	7,167
Income tax expense (benefit)	1,271	218	(33)	1,456
Segment net income (loss)	$5,196	$633	$(118)	$5,711

	Three months ended September 30, 2019
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,787	$—	$21	$16,808
Interest expense	1,666	—	—	1,666
Net interest income	15,121	—	21	15,142
Provision for loan losses	4,441	—	—	4,441
Net interest income after provision for loan losses	10,680	—	21	10,701
Other non-interest income	2,564	2,315	77	4,956
Other non-interest expenses	11,704	1,559	262	13,525
Income (loss) before income tax expense (benefit)	1,540	756	(164)	2,132
Income tax expense (benefit)	17	193	(34)	176
Segment net income (loss)	$1,523	$563	$(130)	$1,956

	Nine months ended September 30, 2020
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$49,527	$—	$43	$49,570
Interest expense	3,048	—	—	3,048
Net interest income	46,479	—	43	46,522
Provision for loan losses	3,989	—	—	3,989
Net interest income after provision for loan losses	42,490	—	43	42,533
Other non-interest income	7,795	6,968	387	15,150
Other non-interest expenses	34,690	4,814	835	40,339
Income (loss) before income tax expense (benefit)	15,595	2,154	(405)	17,344
Income tax expense (benefit)	2,884	552	(121)	3,315
Segment net income (loss)	$12,711	$1,602	$(284)	$14,029

Segment assets	$2,156,025	$3,153	$5,836	$2,165,014

	Nine months ended September 30, 2019
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$50,108	$—	$47	$50,155
Interest expense	4,745	—	—	$4,745
Net interest income	45,363	—	47	45,410
Provision for loan losses	5,684	—	—	5,684
Net interest income after provision for loan losses	39,679	—	47	39,726
Other non-interest income	7,544	7,115	308	14,967
Other non-interest expenses	35,253	4,705	887	40,845
Income (loss) before income tax expense (benefit)	11,970	2,410	(532)	13,848
Income tax expense (benefit)	1,934	615	(106)	2,443
Segment net income (loss)	$10,036	$1,795	$(426)	$11,405

Segment assets	$1,784,692	$3,410	$5,541	$1,793,643

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

During January 2020 and 2019, 7,923 and 8,465 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation for respective prior year. An expense of $67 thousand and $79 thousand related to this compensation was recognized during the three month periods ended September 30, 2020 and 2019, respectively. An expense of $232 thousand and $256 thousand related to this compensation was recognized during the nine month periods ended September 30, 2020 and 2019, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended September 30, 2020 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at July 1, 2020	29,816	$43.34
Granted	—	—
Vested	(808)	42.53
Forfeited or cancelled	—	—
Nonvested at September 30, 2020	29,008	$43.36

A summary of restricted stock activity for the nine month period ended September 30, 2020 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2020	33,575	$43.24
Granted	255	39.35
Vested	(4,710)	42.24
Forfeited or cancelled	(112)	44.72
Nonvested at September 30, 2020	29,008	$43.36

As of September 30, 2020, there was $0.9 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.18 years. The total fair value of shares vested was $159 thousand and $32 thousand for the nine month periods ended September 30, 2020 and 2019, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 and 2019. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2019 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2020, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors, on pages 19–29 of the Corporation’s 2019 Form 10-K, pages 67-68 of the Corporation's March 31, 2020 Form 10-Q, and page 83 of the Corporation's June 30, 2020 Form 10-Q. For a discussion of use of non-GAAP financial measures, see pages 69–72 of the Corporation's 2019 Form 10-K, and pages 77-80 in this Form 10-Q.

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

Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2019 Annual Report on Form 10-K, March 31, 2020 Quarterly Report on Form 10-Q, June 30, 2020 Quarterly Report on Form 10-Q, and in this Quarterly Report on Form 10-Q.  These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

COVID-19

The Effect of COVID-19 on Our Business
The Corporation continued to exercise COVID-19 precautions throughout its footprint, striving to ensure a healthy and safe work environment for our colleagues, clients and the communities we assist, and continued to provide the high level of customer service that our communities depend on in a manner that is accessible, reliable and efficient. At all times, social distancing, sanitizing and facial coverings were required. As of the date of this filing, 30 of our 32 offices have fully re-opened to normal business hours. The remaining two branches, currently being consolidated, are available by appointment. On or about November 20, 2020, these branches will consolidate into nearby branches. The Corporation is looking forward to assisting clients in the case that a next-phase stimulus package is passed by Congress, and with the SBA loan-forgiveness application process for PPP loans.

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

On June 17, 2020 the New York legislature passed, and Governor Cuomo signed, new legislation which allows certain borrowers to extend the period of forbearance on a primary residence if financial hardship is demonstrated as a result of COVID-19. At its highest point as of May 31, 2020, total loan forbearances represented 15.77% of the Corporation's total loan portfolio. As of September 30, 2020, total loan forbearances decreased to 2.98% of the total loan portfolio. As of September 30, 2020, 46.2% of total loan forbearances related to accommodation and food services, 31.4% related to real estate, rental and leasing, 10.9% to entertainment and recreation, and 11.5% to other industries.

COVID-19 Loan Modifications Outstanding As Of
	June 30, 2020		September 30, 2020
	# Clients	Total Loan Balance	# Clients	Total Loan Balance

Commercial	172	$167.7 million	31	$43.3 million
Retail and Residential	457	$18.0 million	43	$2.5 million

The above reflects the uncertain economic situation whereby the initial response by customers prompted a quick reaction to the unknown potential impact of COVID-19 on their business. Subsequently, customers may have reassessed their financial position prior to finalization of a modification, either modifying deferral requests or withdrawing the request altogether. In some cases, customers continued to make payments on modified loans. Of these modifications, 100% were considered current prior to the forbearance and primarily reflect deferrals for 90 days.
Paycheck Protection Program Initiative

As part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), Congress established the Paycheck Protection Program (“PPP”) under the direction of the United States Small Business Administration (the “SBA”). Included in the legislation, and additional legislation approved by Congress on April 23, 2020 and June 5, 2020, was a total of $659 billion to assist small businesses by providing SBA guaranteed loans to help pay for up to 24 weeks of their payroll, in addition to other expenses such as interest expense on mortgages, rent or utility payments. PPP loans have an interest rate of 1.0%, two-year or five-year loan terms to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or 10 months after the end of the borrower's loan forgiveness covered period. The funds are an effort to encourage retention of employees and up to the entire loan balance and interest may be forgiven, if the borrower meets certain predetermined SBA criteria. Businesses with less than 500 employees are eligible, although certain corporate organizational structures were not included in the legislation. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans.

The Corporation successfully navigated the processes set forth by the SBA and assisted customers and non-customers through the PPP. As of the date of this filing, the Corporation is preparing to assist the businesses who received PPP loans with the forgiveness application phase of the program. As of this filing, the Corporation has submitted 54 loans, a total of $39.2 million, to the SBA for forgiveness. As of the date of this filing, the Corporation has received $16.4 million related to 29 loans forgiven by the SBA.

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

Outlook

Management believes that the Corporation's liquidity position is strong. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, FHLB borrowings, securities sold under agreements to repurchase and other borrowings. At September 30, 2020, the Corporation's cash and cash equivalents balance was $149.9 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of September 30, 2020, the Corporation's investment in securities available for sale was $396.3 million, $216.3 million of which was not pledged as collateral.

Additionally, the Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $97.1 million as of September 30, 2020. The Corporation did not experience excessive draws on available working capital lines of credit and home equity lines of credit during the first nine months of 2020 due to the COVID-19 pandemic. Nor has the Corporation experienced any significant or unusual activity related to customer reaction to the COVID-19 pandemic that would create stress on the Corporation's liquidity position.
With respect to the Corporation's credit risk and lending activities, management has taken actions to identify and assess additional possible credit exposure due to the COVID-19 pandemic based upon the industry types within the current loan portfolio. The table below summarizes the Bank's commercial loan portfolio, excluding PPP loans, by NAICS code, as of September 30, 2020. While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, the industries designated by Management to be most impacted by COVID-19 are indicated in bold.

Commercial Loan Portfolio by NAICS Codes
"Highly Impacted" industries in bold (dollars in thousands)		% of Total Loans excluding PPP Loans	% of RBC*
Industry Sectors	Loan Balance excluding PPP Loans
Real Estate, Rental & Leasing
Multifamily	$194,788	21.52%	102.33%
Hospitality	39,410	4.35%	20.70%
Nursing Home/Assisted Living	13,140	1.45%	6.90%
Medical Office	18,662	2.06%	9.80%
Non-Essential Retail	40,152	4.44%	21.09%
CRE Other	284,920	31.47%	149.67%
Non-Real Estate Secured	33,240	3.67%	17.46%
Agricultural, Forestry, Farming and Hunting	1,766	0.20%	0.93%
Accommodation and Food Services	43,714	4.83%	22.96%
Manufacturing	36,021	3.98%	18.92%
Arts, Entertainment and Recreation	34,745	3.84%	18.25%
Health Care and Social Assistance	29,059	3.21%	15.27%
Construction	23,653	2.61%	12.43%
Wholesale Trade	22,919	2.53%	12.04%
Retail Trade	25,049	2.77%	13.16%
Professional, Scientific, and Technical Services	12,371	1.37%	6.50%
Transportation and Warehousing	10,784	1.19%	5.67%
Finance and Insurance	10,247	1.13%	5.38%
Administration and Support, Waste Management, Remediation	6,048	0.67%	3.18%
Educational Services	4,791	0.53%	2.52%
Mining	2,687	0.30%	1.41%
Other	17,133	1.88%	9.01%
Total Loans, excluding Paycheck Protection Program (PPP)	$905,299	100.00%

COVID-19 Highly Impacted Industries	$248,384	27.44%

* Risk Based Capital
COVID-19 highly impacted industries totaled $248.4 million, or 27.4% of the Bank's commercial loan portfolio excluding PPP loans, as of September 30, 2020. PPP loans totaling $189.8 million are 100% guaranteed by the SBA and represent virtually no risk. The rental and leasing sector encompasses real estate, rental properties plus rental of non-real estate items. In this same sector, $111.4 million of the loan balances related to commercial real estate rentals for hospitality, nursing home/assisted living, non-essential retail and medical offices and are considered "highly impacted." The arts, entertainment and recreation sector included $26.6 million of loan balances related to casinos. PPP loans to the highly impacted industries totaled $59.9 million.
The COVID-19 pandemic is expected to continue to impact the Corporation's financial results, as well as demand for its services and products during the remainder of 2020 and potentially beyond. The short and long-term implications of the COVID-19 pandemic, and related monetary and fiscal stimulus measures, on the Corporation's future revenues, earnings results, allowance for loan losses, capital reserves, and liquidity are uncertain at this time.

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except per share data)	2020	2020	2020	2019	2019	2020	2019
RESULTS OF OPERATIONS
Interest income	$16,714	$16,472	$16,384	$16,777	$16,808	$49,570	$50,155
Interest expense	845	881	1,322	1,576	1,666	3,048	4,745
Net interest income	15,869	15,591	15,062	15,201	15,142	46,522	45,410
Provision for loan losses	679	260	3,050	261	4,441	3,989	5,684
Net interest income after provision for loan losses	15,190	15,331	12,012	14,940	10,701	42,533	39,726
Non-interest income	5,339	5,080	4,730	5,106	4,956	15,150	14,967
Non-interest expense	13,362	13,227	13,749	14,851	13,525	40,339	40,845
Income before income tax expense	7,167	7,184	2,993	5,195	2,132	17,344	13,848
Income tax expense	1,456	1,357	502	991	176	3,315	2,443
Net income	$5,711	$5,827	$2,491	$4,204	$1,956	$14,029	$11,405

Basic and diluted earnings per share	$1.19	$1.20	$0.51	$0.87	$0.40	$2.90	$2.34
Average basic and diluted shares outstanding	4,773	4,850	4,895	4,879	4,871	4,836	4,866

PERFORMANCE RATIOS - Annualized
Return on average assets	1.08%	1.15%	0.55%	0.93%	0.44%	0.95%	0.87%
Return on average equity	11.56%	12.22%	5.32%	9.14%	4.29%	9.74%	8.76%
Return on average tangible equity (a)	13.03%	13.83%	6.04%	10.43%	4.91%	11.03%	10.09%
Efficiency ratio (unadjusted) (f)	63.00%	63.99%	69.47%	73.13%	67.30%	65.41%	67.65%
Efficiency ratio (adjusted) (a) (b)	62.19%	63.16%	68.50%	72.08%	66.21%	64.54%	66.56%
Non-interest expense to average assets	2.54%	2.62%	3.06%	3.28%	3.05%	2.72%	3.12%
Loans to deposits	79.96%	82.70%	82.11%	83.28%	82.88%	79.96%	82.88%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	3.91%	4.06%	4.37%	4.43%	4.50%	4.10%	4.53%
Yield on investments	1.61%	1.58%	2.20%	2.29%	2.36%	1.78%	2.39%
Yield on interest-earning assets	3.37%	3.45%	3.86%	3.92%	4.03%	3.54%	4.05%
Cost of interest-bearing deposits	0.26%	0.28%	0.46%	0.55%	0.60%	0.33%	0.57%
Cost of borrowings	3.54%	0.82%	3.58%	3.58%	3.53%	1.44%	3.52%
Cost of interest-bearing liabilities	0.27%	0.29%	0.47%	0.56%	0.61%	0.34%	0.58%
Interest rate spread	3.10%	3.16%	3.39%	3.36%	3.42%	3.20%	3.47%
Net interest margin, fully taxable equivalent (a)	3.20%	3.26%	3.55%	3.56%	3.63%	3.33%	3.67%

CAPITAL
Total equity to total assets at end of period	9.10%	9.49%	10.34%	10.22%	10.15%	9.10%	10.15%
Tangible equity to tangible assets at end of period (a)	8.16%	8.49%	9.24%	9.07%	9.00%	8.16%	9.00%

Book value per share	$41.51	$40.51	$38.83	$37.35	$37.35	$41.51	$37.35
Tangible book value per share (a)	36.83	35.86	34.25	32.74	32.69	36.83	32.69
Period-end market value per share	28.87	27.30	32.98	42.50	42.00	28.87	42.00
Dividends declared per share	0.26	0.26	0.26	0.26	0.26	0.78	0.78

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,515,762	$1,456,080	$1,310,342	$1,303,349	$1,295,167	$1,427,716	$1,294,093
Earning assets	1,986,043	1,931,107	1,715,562	1,705,766	1,665,793	1,877,966	1,664,188
Total assets	2,094,114	2,032,729	1,807,753	1,798,385	1,760,385	1,978,570	1,752,948
Deposits	1,853,557	1,776,275	1,588,147	1,581,645	1,545,858	1,739,744	1,550,251
Total equity	196,569	191,853	188,427	182,522	180,896	192,299	173,998
Tangible equity (a)	174,302	169,464	165,911	159,889	158,111	169,909	151,052

ASSET QUALITY
Net charge-offs	$219	$2,363	$294	$706	$174	$2,877	$705
Non-performing loans (d)	15,726	17,280	17,948	18,008	23,468	15,726	23,468
Non-performing assets (e)	16,311	17,573	18,328	18,525	23,679	16,311	23,679
Allowance for loan losses	24,590	24,130	26,233	23,478	23,923	24,590	23,923

Annualized net charge-offs to average loans	0.06%	0.65%	0.09%	0.21%	0.05%	0.27%	0.07%
Non-performing loans to total loans	1.02%	1.15%	1.36%	1.38%	1.80%	1.02%	1.80%
Non-performing assets to total assets	0.75%	0.86%	1.00%	1.04%	1.32%	0.75%	1.32%
Allowance for loan losses to total loans	1.60%	1.61%	1.99%	1.79%	1.83%	1.60%	1.83%
Allowance for loan losses to non-performing loans	156.36%	139.64%	146.16%	130.38%	101.94%	156.36%	101.94%

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended September 30,
	2020	2019	Change	Percentage Change
Net interest income	$15,869	$15,142	$727	4.8%
Non-interest income	5,339	4,956	383	7.7%
Non-interest expense	13,362	13,525	(163)	(1.2)%
Pre-provision income	7,846	6,573	1,273	19.4%
Provision for loan losses	679	4,441	(3,762)	(84.7)%
Income tax expense	1,456	176	1,280	727.3%
Net income	$5,711	$1,956	$3,755	192.0%

Basic and diluted earnings per share	$1.19	$0.40	$0.79	197.5%

Selected financial ratios:
Return on average assets	1.08%	0.44%
Return on average equity	11.56%	4.29%
Net interest margin, fully taxable equivalent (a)	3.20%	3.63%
Efficiency ratio (adjusted) (b)	62.19%	66.21%
Non-interest expenses to average assets	2.54%	3.05%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the third quarter of 2020 was $5.7 million, or $1.19 per share, compared to $2.0 million, or $0.40 per share, for the same period in the prior year. Return on average equity for the current quarter was 11.56%, compared to 4.29% for the same period in the prior year. The increase in net income was due primarily to increases in net interest income and non-interest income, decreases in non-interest expense and the provision for loan losses, offset by an increase in income tax expense.

Net interest income
Net interest income increased $0.7 million, or 4.8%, compared to the same period in the prior year. The increase was due primarily to increases in interest income on loans, including fees, interest and dividend income on taxable securities, and a decrease in total interest expense, offset by a decrease in interest income on interest-earning deposits.

Non-interest income
Total non-interest income increased $0.4 million, or 7.7%, compared to the same period in the prior year. The increase can be mostly attributed to increases in net gains on sales of residential mortgage loans sold into the secondary market, WMG fee income, change in fair value of equity investments and other non-interest income, offset by a decrease in service charges on deposit accounts primarily attributable to a decrease in NSF and overdraft fees, as compared to the same period in the prior year.

Non-interest expense
Non-interest expense decreased $0.2 million, or 1.2%, compared to the same period in the prior year. The decrease was due primarily to decreases in pension and other employee benefits, other non-interest expense, and furniture and equipment expenses, offset by increases in FDIC insurance and salaries and wages. For the three months ended September 30, 2020, non-interest expense to average assets was 2.54%, compared to 3.05% for the same period in the prior year.

Provision for loan losses
The provision for loan losses decreased $3.8 million, compared to the same period in the prior year. The decrease in the provision for loan losses was primarily due to a specific impairment of $4.2 million related to a participating interest in a commercial credit in the third quarter of the prior year. Net charge-offs for the third quarter of 2020 and 2019 were $0.2 million, respectively.

Income tax expense
Income tax expense was $1.5 million in the third quarter of 2020, an increase of $1.3 million when compared to the same period in the prior year. The increase was due primarily to an increase of $5.0 million in income before income tax expense for the third quarter of 2020 as compared to the same period in the prior year. The effective tax rate increased from 8.3% for the third quarter of 2019 to 20.3% for the third quarter of 2020.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Nine Months Ended September 30,
	2020	2019	Change	Percentage Change
Net interest income	$46,522	$45,410	$1,112	2.4%
Non-interest income	15,150	14,967	183	1.2%
Non-interest expense	40,339	40,845	(506)	(1.2)%
Pre-provision income	21,333	19,532	1,801	9.2%
Provision for loan losses	3,989	5,684	(1,695)	(29.8)%
Income tax expense	3,315	2,443	872	35.7%
Net income	$14,029	$11,405	$2,624	23.0%

Basic and diluted earnings per share	$2.90	$2.34	$0.56	23.9%

Selected financial ratios:
Return on average assets	0.95%	0.87%
Return on average equity	9.74%	8.76%
Net interest margin, fully taxable equivalent (a)	3.33%	3.67%
Efficiency ratio (adjusted) (b)	64.54%	66.56%
Non-interest expense to average assets	2.72%	3.12%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the nine months ended September 30, 2020 was $14.0 million, or $2.90 per share, compared to $11.4 million, or $2.34 per share, for the same period in the prior year.  Return on average equity for the nine months ended September 30, 2020 was 9.74%, compared to 8.76% for the same period in the prior year. The increase in net income from the prior year period was attributable to increases in total net interest income and total non-interest income, decreases in provision for loan losses and non-interest expense, partially offset by an increase in income tax expense.

Net interest income
Net interest income increased $1.1 million, or 2.4%, compared to the same period in the prior year. The increase can be mostly attributed to a decrease in total interest expense on deposits and an increase in interest income on taxable securities. This increase was offset by a decrease in interest income on interest-earning deposits.

Non-interest income
Non-interest income increased $0.2 million, or 1.2%, compared to the same period in the prior year. The increase was due primarily to increases in net gains on sales of residential mortgage loans sold into the secondary market, other non-interest income, and income from bank owned life insurance, offset by decreases in service charges on deposit accounts, WMG fee income, changes in fair value of equity investments, and interchange revenue from debit card transactions. The increase in other non-interest income was due primarily to receipt of an insurance claim payment in the current period and an increase in interest rate swap fee income when compared to the same period in the prior year.

Non-interest expense
Non-interest expense decreased $0.5 million, or 1.2%, compared to the same period in the prior year. The decrease was due primarily to decreased spending across all categories except salaries and wages, data processing, loan expenses, FDIC insurance, and an increased credit in other components of net periodic pension and postretirement benefits. For the nine months ended September 30, 2020, non-interest expense to average assets was 2.72%, compared to 3.12% for the same period in the prior year.

Provision for loan losses
The provision for loan losses decreased $1.7 million, or 29.8%, compared to the same period in the prior year. The $1.7 million decrease in the provision as compared to the prior year can be mostly attributed to a specific impairment of $4.2 million related to a participation interest in a commercial credit in the prior year. The provision for loan losses included a $4.5 million increase in potential projected loss estimates in response to the COVID-19 pandemic, and an increase in loan volume, offset by recoveries, decreases in specific allocations, and a net decrease in historical loss factors due to a large 2018 loan charge-off which no longer impacts the provision calculation. Net charge-offs increased $2.2 million for the nine months ended September 30, 2020, compared to the same period in the prior year, mostly due to the partial charge-off of a commercial loan.

Income tax expense
Income tax expense increased $0.9 million, or 35.7%, compared to the same period in the prior year. The increase was due primarily to an increase in income before income tax expense. The effective income tax rate increased from 17.6% for the nine months ended September 30, 2019 to 19.1% for the nine months ended September 30, 2020.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2020 and 2019. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see pages 76-77 of this Form 10-Q and page 69 of the Corporation’s 2019 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,

	2020	2019	Change	Percentage Change
Interest and dividend income	$16,714	$16,808	$(94)	(0.6)%
Interest expense	845	1,666	(821)	(49.3)%
Net interest income	$15,869	$15,142	$727	4.8%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended September 30, 2020 increased $0.7 million, or 4.8%, to $15.9 million compared to the same period in the prior year, due primarily to a $0.8 million decrease in total interest expense, offset by a $0.1 million decrease in total interest and dividend income. Interest expense on deposits decreased $0.8 million in the third quarter of 2020 as compared to the same period in the prior year. The decrease in interest expense on deposits was due primarily to a $0.7 million decrease in interest-bearing checking, savings, and money market expenses which was due to the decreases in average rates paid on these products in response to the Federal Reserve's 50 and 100 basis points drop on overnight rates in March, 2020. As a result, the average rate of interest-bearing liabilities decreased 34 basis points to 0.27% for the third quarter of 2020 compared to the same period in the previous year. The decrease in total interest and dividend income for the current quarter was due primarily to a decrease of $0.4 million in interest income on interest-earning deposits, offset by increases of $0.2 million in interest income on loans, including fees, and $0.1 million in interest income on taxable securities as compared to the same period in the prior year. The decrease in interest income on interest-earning deposits was due primarily to the sharp drop in interest rates on overnight deposits with the average yield on interest-earning deposits declining from 2.22% in the third quarter of 2019 to 0.31% in the third quarter of 2020. The increase in interest and dividend income on taxable securities was due primarily to an increase in average invested balances of $67.2 million in the third quarter 2020 as compared to the third quarter 2019 due to increased purchases. The increase in loan income was due primarily to an increase of $0.4 million in interest income on commercial loans primarily attributable to a $210.1 million increase in average balances of commercial loans and the recognition of $1.2 million of PPP loan fees, offset by a decrease in portfolio average yield due to a decrease in interest rates. Interest income on mortgage loans increased $0.3 million primarily due to an increase of $36.3 million in average balances of mortgage loans. These increases were offset by a decrease of $0.5 million in interest income on consumer loans which can be attributed to both decreases in average balances and average portfolio yield on consumer loans.

Fully taxable equivalent net interest margin was 3.20% in the third quarter of 2020, compared to 3.63% for the same period in the prior year. The average yield on interest-earning assets decreased 66 basis points, and the average cost of interest-bearing liabilities decreased 34 basis points in the third quarter of 2020, compared to the same period in the prior year. Average interest-earning assets increased $320.3 million in the current quarter compared to the same period in the prior year.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	Percentage Change
Interest and dividend income	$49,570	$50,155	$(585)	(1.2)%
Interest expense	3,048	4,745	(1,697)	(35.8)%
Net interest income	$46,522	$45,410	$1,112	2.4%

Net interest income for the nine months ended September 30, 2020 totaled $46.5 million compared to $45.4 million for the same period in the prior year, an increase of $1.1 million, or 2.4% due primarily to a $1.7 million decrease in total interest expense offset by a $0.6 million decrease in total interest and dividend income.

The decrease in interest expense for the first nine months of 2020 can be mostly attributed to a decrease of $1.7 million in interest-bearing checking, savings and money market expenses, which was due to decreases in average rates paid on these products as a result of the Federal Reserve's 50 and 100 basis points drop on overnight rates in March, 2020. As a result, the average rate of interest-bearing liabilities decreased 24 basis points to 0.34% for the nine months ended September 30, 2020 compared to the same period in the previous year. Total interest and dividend income decreased primarily due to decreases of $1.1 million in interest income on interest-earning deposits, offset by an increase of $0.5 million in interest income on taxable securities. The decrease in interest-earning deposits can mostly be attributed to a decline in interest rates. The decrease in interest income on loans, including fees, can mostly be attributed to a decrease in average interest rates despite an increase in the average balances of loans and early payoff penalties and deferred fee income year to date. The increase in interest income on taxable securities can mostly be attributed to an increase in average balances of $44.3 million for the nine months ended September 30, 2020 as compared to the same period in the prior year, due to increased purchases. Fully taxable equivalent net interest margin was 3.33% for the nine months ended September 30, 2020 compared to 3.67% for the same period in the prior year.

The average yield on interest-earning assets decreased 51 basis points, and the average cost of interest-bearing liabilities decreased 24 basis points for the nine months ended September 30, 2020, as compared to the same period in the prior year. Average interest-earning assets increased $213.8 million compared to the same period in the prior year. The decrease in interest and dividend income for the first nine months of 2020 can be mostly attributed to average annualized yield decreases of 181 basis points on interest-earning deposits, 27 basis points on consumer loans, 12 basis points on taxable securities, and 55 basis points on commercial loans, offset by a $44.3 million increase in the average balance of taxable securities, $137.1 million increase in the average balance of commercial loans, and a $21.0 million increase in the average balance of mortgage loans, compared to the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and nine months ended September 30, 2020 and 2019. For the purpose of the tables below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,075,029	$10,575	3.91%	$864,923	$10,160	4.66%
Mortgage loans	220,345	2,067	3.73%	184,090	1,788	3.85%
Consumer loans	220,388	2,256	4.07%	246,154	2,752	4.44%
Taxable securities	301,315	1,476	1.95%	234,075	1,350	2.29%
Tax-exempt securities	41,372	325	3.13%	46,945	357	3.02%
Interest-earning deposits	127,594	100	0.31%	89,606	502	2.22%
Total interest-earning assets	1,986,043	16,799	3.37%	1,665,793	16,909	4.03%

Non-earning assets:
Cash and due from banks	25,534			25,784
Other assets	106,907			88,841
Allowance for loan losses	(24,370)			(20,033)
Total assets	$2,094,114			$1,760,385

Interest-bearing liabilities:
Interest-bearing demand deposits	$253,278	$55	0.09%	$180,852	$170	0.37%
Savings and insured money market deposits	791,004	231	0.12%	724,451	794	0.43%
Time deposits	188,889	524	1.10%	178,107	665	1.48%
Long-term advances, securities sold under agreements to repurchase, and other debt	3,930	35	3.54%	4,161	37	3.53%
Total interest-bearing liabilities	1,237,101	845	0.27%	1,087,571	1,666	0.61%

Non-interest-bearing liabilities:
Demand deposits	620,386			462,448
Other liabilities	40,058			29,470
Total liabilities	1,897,545			1,579,489
Shareholders' equity	196,569			180,896
Total liabilities and shareholders’ equity	$2,094,114			$1,760,385
Fully taxable equivalent net interest income		15,954			15,243
Net interest rate spread (1)			3.10%			3.42%
Net interest margin, fully taxable equivalent (2)			3.20%			3.63%
Taxable equivalent adjustment		(85)			(101)
Net interest income		$15,869			$15,142
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$996,136	$30,926	4.15%	$858,997	$30,184	4.70%
Mortgage loans	203,692	5,762	3.78%	182,657	5,223	3.82%
Consumer loans	227,888	7,150	4.19%	252,439	8,425	4.46%
Taxable securities	270,348	4,361	2.15%	226,029	3,830	2.27%
Tax-exempt securities	41,753	983	3.14%	48,550	1,063	2.93%
Interest-earning deposits	138,149	643	0.62%	95,516	1,735	2.43%
Total interest-earning assets	1,877,966	49,825	3.54%	1,664,188	50,460	4.05%

Non-earning assets:
Cash and due from banks	25,111			25,860
Other assets	100,276			82,684
Allowance for loan losses	(24,783)			(19,784)
Total assets	$1,978,570			$1,752,948

Interest-bearing liabilities:
Interest-bearing demand deposits	$231,085	$262	0.15%	$186,327	$554	0.40%
Savings and insured money market deposits	774,706	1,000	0.17%	738,869	2,378	0.43%
Time deposits	173,556	1,660	1.28%	165,088	1,702	1.38%
Long-term advances, securities sold under agreements to repurchase, and other debt	11,661	126	1.44%	4,214	111	3.52%
Total interest-bearing liabilities	1,191,008	3,048	0.34%	1,094,498	4,745	0.58%

Non-interest-bearing liabilities:
Demand deposits	560,397			459,967
Other liabilities	34,866			24,495
Total liabilities	1,786,271			1,578,960
Shareholders' equity	192,299			173,988
Total liabilities and shareholders’ equity	$1,978,570			$1,752,948
Fully taxable equivalent net interest income		46,777			45,715
Net interest rate spread (1)			3.20%			3.47%
Net interest margin, fully taxable equivalent (2)			3.33%			3.67%
Taxable equivalent adjustment		(255)			(305)
Net interest income		$46,522			$45,410
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and nine months ended September 30, 2020 and 2019. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30, 2020 vs. 2019
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$415	$2,212	$(1,797)
Mortgage loans	279	337	(58)
Consumer loans	(496)	(276)	(220)
Taxable investment securities	126	348	(222)
Tax-exempt investment securities	(32)	(44)	12
Interest-earning deposits	(402)	152	(554)
Total interest and dividend income, fully taxable equivalent	(110)	2,729	(2,839)

Interest expense on:
Interest-bearing demand deposits	(115)	49	(164)
Savings and insured money market deposits	(563)	64	(627)
Time deposits	(141)	38	(179)
Long-term advances, securities sold under agreements to repurchase and other debt	(2)	(2)	—
Total interest expense	(821)	149	(970)
Net interest income, fully taxable equivalent	$711	$2,580	$(1,869)

	Nine Months Ended September 30, 2020 vs. 2019
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$742	$4,521	$(3,779)
Mortgage loans	539	595	(56)
Consumer loans	(1,275)	(786)	(489)
Taxable investment securities	531	739	(208)
Tax-exempt investment securities	(80)	(154)	74
Interest-earning deposits	(1,092)	563	(1,655)
Total interest and dividend income, fully taxable equivalent	(635)	5,478	(6,113)

Interest expense on:
Interest-bearing demand deposits	(292)	113	(405)
Savings and insured money market deposits	(1,378)	112	(1,490)
Time deposits	(42)	85	(127)
Long-term advances, securities sold under agreements to repurchase and other debt	15	110	(95)
Total interest expense	(1,697)	420	(2,117)
Net interest income, fully taxable equivalent	$1,062	$5,058	$(3,996)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Management continues to evaluate the potential impact of the COVID-19 pandemic as it relates to the loan portfolio. As part of this analysis, management identified what it believes to be higher risk loans through a detailed analysis of industry codes. Management increased certain allowance qualitative factors based on its assessment of the impact of the current pandemic on local, national and global economic conditions as well as the perceived risks inherent in specific industries and credit characteristics during the first half of 2020.

Based on this approach, the Corporation determined that additional provision specifically related to the COVID-19 pandemic was not necessary in the third quarter of 2020. The provision for loan losses for the third quarter of 2020 and 2019 was $0.7 million and $4.4 million, respectively. The decrease in the provision for loan losses was primarily due to a specific impairment of $4.2 million related to a participating interest in a commercial credit in the third quarter of the prior year. Net charge-offs for the third quarter of 2020 and 2019 were $0.2 million, respectively.

The provision for loan losses for the nine months ended September 30, 2020 and 2019 was $4.0 million and $5.7 million, respectively. The decrease in the provision for loan losses for the nine months ended September 30, 2020, compared to the same period in the prior year, can mostly be attributed to a specific impairment of $4.2 million related to a participation interest in a commercial credit in the third quarter of the prior year. The provision for loan losses included a $4.5 million increase in potential projected loss estimates in response to the COVID-19 pandemic, and an increase in loan volume, offset by recoveries, decreases in specific allocations, and a net decrease in historical loss factors due to a large 2018 loan charge-off which no longer impacts the provision calculation. Net charge-offs for the nine months ended September 30, 2020 and 2019 were $2.9 million and $0.7 million, respectively. The increase in net charge offs for the nine month periods ended September 30, 2020 can be mostly attributed to the partial charge-off of a commercial loan in the second quarter of 2020.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2020	2019	Change	Percentage Change
WMG fee income	$2,416	$2,315	$101	4.4%
Service charges on deposit accounts	740	1,141	(401)	(35.1)%
Interchange revenue from debit card transactions	1,082	1,058	24	2.3%
Changes in fair value of equity investments	57	(10)	67	(670.0)%
Net gains on sales of loans held for sale	553	69	484	701.4%
Net gains (losses) on sales of other real estate owned	6	(1)	7	N/M
Income from bank owned life insurance	14	17	(3)	(17.6)%
CFS fee and commission income	172	145	27	18.6%
Other	299	222	77	34.7%
Total non-interest income	$5,339	$4,956	$383	7.7%

Total non-interest income for the third quarter of 2020 increased $0.4 million compared to the same period in the prior year. Increases in net gains on sales of loans held for sale, WMG fee income, other non-interest income and changes in fair value of equity investments were offset partially by a decrease in service charges on deposit accounts.

Change in Net Gains on Sales of Loans Held for Sale
The increase in net gains on sales of loans held for sale was primarily attributable to an increase in residential mortgage loans originated and sold in the secondary market when compared to the same period in the prior year, primarily due to increased home purchases and refinancings due to the low interest rate environment.

Change in WMG Fee Income
The increase in WMG fee income was primarily due to a general increase in the equity markets when compared to the same period in the prior year.

Change in Other Non-Interest Income
The increase in other non-interest income was due primarily to receipt of an insurance claim payment.

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

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	Percentage Change
WMG fee income	$6,968	$7,115	$(147)	(2.1)%
Service charges on deposit accounts	2,294	3,330	(1,036)	(31.1)%
Interchange revenue from debit card transactions	2,989	3,113	(124)	(4.0)%
Net gains on securities transactions	—	19	(19)	(100.0)
Changes in fair value of equity investments	(33)	106	(139)	(131.1)%
Net gains on sales of loans held for sale	916	146	770	527.4%
Net gains (losses) on sales of other real estate owned	(71)	(87)	16	(18.4)%
Income from bank owned life insurance	147	48	99	206.3%
CFS fee and commission income	502	502	—	N/A
Other	1,438	675	763	113.0%
Total non-interest income	$15,150	$14,967	$183	1.2%

Total non-interest income for the nine months ended September 30, 2020 increased $0.2 million compared to the same period in the prior year. The increase was mostly due to increases in net gains on sales of loans held for sale, and other non-interest income, offset by decreases in service charges on deposit accounts, WMG fee income and changes in fair value of equity investments.

Change in Net Gains on Sales of Loans Held for Sale
The increase in net gains on sales of loans held for sale was primarily attributable to an increase in residential mortgage loans originated and sold in the secondary market when compared to the same period in the prior year, primarily due to increased home purchases and refinancings due to the low interest rate environment.

Change in Other Non-Interest Income
The increase in other non-interest income was due primarily to receipt of an insurance claim payment in the current year and an increase in interest rate swap fee income as compared to the same period in the prior year.

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

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2020	2019	Change	Percentage Change
Compensation expense:
Salaries and wages	$6,088	$5,874	$214	3.6%
Pension and other employee benefits	1,245	1,470	(225)	(15.3)%
Other components of net periodic pension and postretirement benefits	(254)	(141)	(113)	N/M
Total compensation expense	7,079	7,203	(124)	(1.7)%

Non-compensation expense:
Net occupancy	1,454	1,424	30	2.1%
Furniture and equipment	538	717	(179)	(25.0)%
Data processing	1,777	1,818	(41)	(2.3)%
Professional services	453	395	58	14.7%
Amortization of intangible assets	120	151	(31)	(20.5)%
Marketing and advertising	140	231	(91)	(39.4)%
Other real estate owned expenses	53	9	44	488.9%
FDIC insurance	247	(10)	257	N/M
Loan expenses	301	171	130	76.0%
Other	1,200	1,416	(216)	(15.3)%
Total non-compensation expense	6,283	6,322	(39)	(0.6)%
Total non-interest expense	$13,362	$13,525	$(163)	(1.2)%

Total non-interest expense for the third quarter of 2020 decreased $0.2 million compared to the same period in the prior year. The decrease was due to decreases in total compensation expense and total non-compensation expense.

Compensation expense
The decrease in compensation expense, compared to the same period in the prior year, can be mostly attributable to a decrease in pension and other employee benefits, offset by an increase in salaries and wages, and a reduced credit in other components of net periodic pension and postretirement benefits. The decrease in pension and other employee benefits was mostly attributable to a decrease in healthcare expenses as compared to the same period in the prior year. The reduced credit in other components of net periodic pension and postretirement benefits was primarily due to a change in assumptions used to prepare annual actuarial expense estimates. The increase in salaries and wages was mostly attributable to an increase in reward and incentive payments.

Non-compensation expense
The decrease in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to decreases in other non-interest expense, furniture and equipment, and marketing and advertising, offset by increases in FDIC insurance and loan expenses.

The decrease in other non-interest expense can mostly be attributed to overall decreases in expenditures due to the COVID-19 pandemic including, corporate travel and client and bank relations, supplies, and statement and notice processing. The decrease in furniture and equipment can mostly be attributed to a decrease in the overall depreciation expense after the closure of two branch locations in 2019. The decrease in marketing and advertising can mostly be attributed to decreased promotional efforts due to the COVID-pandemic. The increase in FDIC insurance was primarily attributable to the receipt of a credit in the third quarter of the prior year related to the Deposit Insurance Fund's (DIF) minimum reserve ratio assessment. The increase in loan expenses was mostly attributable to increased loan volume compared to the same period in the prior year.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	Percentage Change
Compensation expense:
Salaries and wages	$17,678	$17,375	$303	1.7%
Pension and other employee benefits	4,095	4,488	(393)	(8.8)%
Other components of net periodic pension and postretirement benefits	(762)	(423)	(339)	N/M
Total compensation expense	21,011	21,440	(429)	(2.0)%

Non-compensation expense:
Net occupancy	4,406	4,469	(63)	(1.4)%
Furniture and equipment	1,573	1,840	(267)	(14.5)%
Data processing	5,630	5,418	212	3.9%
Professional services	1,313	1,218	95	7.8%
Amortization of intangible assets	371	465	(94)	(20.2)%
Marketing and advertising	546	644	(98)	(15.2)%
Other real estate owned expenses	87	80	7	8.8%
FDIC insurance	726	476	250	52.5%
Loan expenses	798	557	241	43.3%
Other	3,878	4,238	(360)	(8.5)%
Total non-compensation expense	19,328	19,405	(77)	(0.4)%
Total non-interest expense	$40,339	$40,845	$(506)	(1.2)%

Total non-interest expense for the nine months ended September 30, 2020 decreased $0.5 million compared to the same period in the prior year. The decrease was due to decreases in total compensation expense and total non-compensation expense.

Compensation expense
The decrease in compensation expense, compared to the same period in the prior year, can be mostly attributable to a decrease in pension and other employee benefits and a reduced credit in other components of net periodic pension and postretirement benefits, offset by an increase in salaries and wages. The decrease in pension and other employee benefits was mostly attributable to a decrease in healthcare expenses as compared to the same period in the prior year. The reduced credit in other components of net periodic pension and postretirement benefits was due to a change in assumptions used to prepare annual actuarial expense estimates. The increase in salaries and wages was due to an increase in reward and incentive payments.

Non-compensation expense
The decrease in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to decreases in other non-compensation expense and furniture and equipment expenses, offset by increases in FDIC insurance and loan expenses.

The decrease in other non-compensation expense can mostly be attributed to a decrease in bank and client relations and travel expenditures as compared to the same period in the prior year due to the COVID-19 pandemic. The decrease in furniture and equipment expenses can mostly be attributed to a decrease in the overall depreciation expense after the closure of two branch locations in 2019. The increase in FDIC insurance was primarily attributed to the receipt of a credit in the third quarter of the prior year related to the Deposit Insurance Fund's (DIF) minimum reserve ratio assessment. The increase in loan expenses was primarily attributable to legal fees associated with a legal action taken by the Corporation related to the $4.2 million impairment of a commercial credit disclosed in the Corporation's Current Report on Form 8-K, dated September 12, 2019, and an increase in loan volume.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2020	2019	Change	Percentage Change
Income before income tax expense	$7,167	$2,132	$5,035	236.2%
Income tax expense	1,456	176	1,280	727.3%
Effective tax rate	20.3%	8.3%

Income tax expense for the current quarter was $1.5 million compared to $0.2 million for the same period in the prior year. The increase in income tax expense was due primarily to an increase of $5.0 million in income before income tax expense. The effective income tax rate increased from 8.3% for the third quarter of 2019 to 20.3% for the third quarter of 2020.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	Percentage Change
Income before income tax expense	$17,344	$13,848	$3,496	25.2%
Income tax expense	3,315	2,443	872	35.7%
Effective tax rate	19.1%	17.6%

Income tax expense for the nine months ended September 30, 2020 and 2019 were $3.3 million and $2.4 million, respectively. The increase in income tax expense was due primarily to an increase of $3.5 million in income before income tax expense. The effective income tax rate increased from 17.6% for the nine months ended September 30, 2019 to 19.1% for the nine months ended September 30, 2020.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	September 30, 2020	December 31, 2019	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$149,902	$121,904	$27,998	23.0%
Total investment securities, FHLB, and FRB stock	404,788	292,478	112,310	38.4%

Loans, net of deferred loan fees	1,538,493	1,309,219	229,274	17.5%
Allowance for loan losses	(24,590)	(23,478)	(1,112)	4.7%
Loans, net	1,513,903	1,285,741	228,162	17.7%

Goodwill and other intangible assets, net	22,195	22,566	(371)	(1.6)%
Other assets	74,226	65,138	9,088	14.0%
Total assets	$2,165,014	$1,787,827	$377,187	21.1%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,924,189	$1,572,138	$352,051	22.4%
Long-term advances and other debt	4,155	4,085	70	1.7%
Other liabilities	39,665	28,977	10,688	36.9%
Total liabilities	1,968,009	1,605,200	362,809	22.6%

Total shareholders’ equity	197,005	182,627	14,378	7.9%
Total liabilities and shareholders’ equity	$2,165,014	$1,787,827	$377,187	21.1%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in securities, loans, and deposits.

Investment securities
The increase in investment securities can be mostly attributed to purchases in the amount of $138.4 million and an increase in the fair value of the portfolio of $11.8 million, offset by $38.9 million in maturities, and principal paydowns.

Loans, net
The increase in loans can be attributed to increases of $41.7 million in commercial mortgages, $174.3 million in commercial and agricultural loans, and $39.0 million in residential mortgages, partially offset by decreases of $13.6 million in indirect consumer loans, and $12.2 million in other consumer loans. $189.8 million of the increase in loan balances relates to loans extended as part of the Paycheck Protection Program (PPP).

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net, can be attributed to the amortization of intangible assets.

Other assets
The increase in other assets can be mostly attributed to an increase of $10.4 million in interest rate swap assets.

Deposits
The increase in deposits can be attributed to increases of $49.3 million in money market accounts, $70.9 million in interest-bearing demand deposit accounts, $36.4 million in savings deposits, $44.3 million in time deposits, and $151.2 million in non-interest-bearing demand deposits.

Other liabilities
The increase in other liabilities can be mostly attributed to an increase of $10.3 million in interest rate swap liabilities.

Shareholders’ equity
Shareholders’ equity was $197.0 million at September 30, 2020 compared to $182.6 million at December 31, 2019. The increase can be mostly attributed to earnings of $14.0 million, and an increase in accumulated other comprehensive income of $7.4 million, offset by $3.7 million in dividends declared during the nine months ended September 30, 2020. The increase in accumulated other comprehensive income can be mostly attributed to the increase in the fair market value of the securities portfolio. Treasury stock increased $3.9 million, primarily due to the repurchase of the Corporation's common stock. As of September 30, 2020, 184,360 shares have been repurchased at an average cost of $27.57 per share.

Assets under management or administration
The market value of total assets under management or administration in WMG was $1.935 billion at September 30, 2020, including $299.0 million of assets held under management or administration for the Corporation, compared to $1.915 billion at December 31, 2019, including $289.7 million of assets held under management or administration for the Corporation, an increase of $20.0 million, or 1.1%. The increase in total assets under management or administration can be mostly attributed to an increase in the market value of total assets.

Securities

The Corporation’s Funds Management Policy includes an investment policy that in general, requires debt securities purchased for the bond portfolio to carry a minimum agency rating of "Baa". After an independent credit analysis is performed, the policy also allows the Corporation to purchase local municipal obligations that are not rated. The Corporation intends to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public deposits, repurchase agreements and other types of transactions. Fluctuations in the fair value of the Corporation’s securities relate primarily to changes in interest rates.

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity. The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	September 30, 2020			December 31, 2019
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Mortgage-backed securities, residential and collateralized mortgage obligations	$317,087	$326,268	82.3%	$225,029	$225,234	79.3%
Obligations of states and political subdivisions	40,694	43,260	10.9%	41,265	42,845	15.1%
Other securities	26,766	26,772	6.8%	15,962	16,011	5.6%
Total	$384,547	$396,300	100.0%	$282,256	$284,090	100.0%

The available for sale segment of the securities portfolio totaled $396.3 million at September 30, 2020, an increase of $112.2 million, or 39.5%, from $284.1 million at December 31, 2019. The increase can be mostly attributed to purchases in the amount of $138.4 million and an increase in the fair value of the portfolio of $11.8 million, offset by $38.9 million in maturities, calls and principal paydowns.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit. These securities totaled $3.0 million at September 30, 2020, a decrease of $0.1 million, or 1.5%, from $3.1 million at December 31, 2019, mostly attributed to maturities.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2019 to September 30, 2020 (in thousands):

LOANS
	September 30, 2020	December 31, 2019	Dollar Change	Percentage Change
Commercial and agricultural	$404,593	$230,292	$174,301	75.7%
Commercial mortgages	690,511	648,794	41,717	6.4%
Residential mortgages	227,372	188,338	39,034	20.7%
Indirect consumer loans	121,406	134,973	(13,567)	(10.1)%
Other consumer loans	94,611	106,822	(12,211)	(11.4)%
Total loans, net of deferred loan fees	$1,538,493	$1,309,219	$229,274	17.5%

Portfolio loans totaled $1.538 billion at September 30, 2020, an increase of $229.3 million, or 17.5%, from $1.309 billion at December 31, 2019.  The increase in loans can be attributed to increases of $174.3 million in commercial and agricultural loans, $41.7 million in commercial mortgages and $39.0 million in residential mortgages, offset by decreases of $13.6 million in indirect consumer loans, and $12.2 million in other consumer loans. $189.8 million of the increase in loan balances relates to loans extended as part of the Paycheck Protection Program (PPP).

Residential mortgage loans totaled $227.4 million at September 30, 2020, an increase of $39.0 million, or 20.7%, from December 31, 2019. During the nine months ended September 30, 2020, $110.1 million of residential mortgages were originated, of which $30.7 million were sold in the secondary market to Freddie Mac and $0.4 million were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans. Recent growth in residential mortgages was driven by both home purchases and refinancings due to the low interest rate environment. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	September 30, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Chemung Canal Trust Company*	$678,477	$576,399	$603,133	$630,732	$636,836
Capital Bank Division	860,016	732,820	708,773	681,092	563,454
Total loans	$1,538,493	$1,309,219	$1,311,906	$1,311,824	$1,200,290
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes. The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At September 30, 2020 and December 31, 2019, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 41.4% and 45.0% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of September 30, 2020 and December 31, 2019.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	September 30, 2020	December 31, 2019
Non-accrual loans	$7,701	$9,938
Non-accrual troubled debt restructurings	8,025	8,070
Total non-performing loans	15,726	18,008
Other real estate owned	585	517
Total non-performing assets	$16,311	$18,525

Ratio of non-performing loans to total loans	1.02%	1.38%
Ratio of non-performing assets to total assets	0.75%	1.04%
Ratio of allowance for loan losses to non-performing loans	156.36%	130.38%

Accruing loans past due 90 days or more (1)	$—	$7
Accruing troubled debt restructurings (1)	$2,825	$900
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $15.7 million at September 30, 2020, or 1.02% of total loans, compared to $18.0 million at December 31, 2019, or 1.38% of total loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $16.3 million, or 0.75% of total assets, at September 30, 2020, compared to $18.5 million, or 1.04% of total assets, at December 31, 2019. The decrease in non-performing loans can mostly be attributed to payments received on commercial loans and a partial charge-off of a large commercial loan, partially offset by additional non-performing commercial and consumer loans. The decrease in non-performing assets can be attributed to the aforementioned change in non-performing loans and sales of other real estate owned.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled less than $1 thousand at September 30, 2020, a decrease of $7 thousand from December 31, 2019.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs. As of September 30, 2020, the Corporation had $8.0 million of non-accrual TDRs compared to $8.1 million as of December 31, 2019.  As of September 30, 2020 and December 31, 2019, the Corporation had $2.8 million and $0.9 million respectively, of accruing TDRs.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. Impaired loans at September 30, 2020 totaled $16.4 million, including TDRs of $10.2 million, compared to $15.7 million, including TDRs of $9.0 million, at December 31, 2019. Included in the recorded investment of impaired loans at September 30, 2020, were loans totaling $8.6 million for which impairment allowances of $5.8 million have been specifically allocated to the allowance for loan losses. As of December 31, 2019, the impaired loan total included $11.1 million of loans for which specific impairment allowances of $8.1 million were allocated to the allowance for loan losses.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current qualitative factors.  Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five-year history of net losses. For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class. These qualitative factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, and more recently the expected impact of COVID-19 on the various portfolios, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of the global economy, including the impact of COVID-19.

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

The allowance for loan losses was $24.6 million at September 30, 2020, compared to $23.5 million at December 31, 2019.  The ratio of allowance for loan losses to total loans was 1.60% at September 30, 2020, compared to 1.79% at December 31, 2019.  Net charge-offs for the nine months ended September 30, 2020 were $2.9 million, including a partial charge-off of a commercial loan in the second quarter of 2020, as compared to net charge-offs for the nine months ended September 30, 2019 of $0.7 million.

The table below summarizes the Corporation’s loan loss experience for the nine months ended September 30, 2020 and 2019 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Nine Months Ended September 30,
	2020	2019
Balance of allowance for loan losses at beginning of period	$23,478	$18,944

Charge-offs:
Commercial and agricultural	134	55
Commercial mortgages	2,143	—
Residential mortgages	56	60
Consumer loans	915	1,040
Total charge-offs	3,248	1,155

Recoveries:
Commercial and agricultural	27	44
Commercial mortgages	2	2
Residential mortgages	49	45
Consumer loans	293	359
Total recoveries	371	450

Net charge-offs	2,877	705
Provision for loan losses	3,989	5,684
Balance of allowance for loan losses at end of period	$24,590	$23,923

Ratio of net charge-offs to average loans outstanding	0.27%	0.07%
Ratio of allowance for loan losses to total loans outstanding	1.60%	1.83%

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2019 to September 30, 2020 (in thousands):

DEPOSITS
	September 30, 2020	December 31, 2019	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$619,412	$468,238	$151,174	32.3%
Interest-bearing demand deposits	270,949	200,089	70,860	35.4%
Insured money market accounts	579,574	530,242	49,332	9.3%
Savings deposits	248,751	212,393	36,358	17.1%
Time deposits	205,503	161,176	44,327	27.5%
Total	$1,924,189	$1,572,138	$352,051	22.4%

Deposits totaled $1.924 billion at September 30, 2020 compared to $1.572 billion at December 31, 2019, an increase of $352.1 million, or 22.4%. The increase was attributable to increases of $44.3 million in time deposits, $70.9 million in interest-bearing demand deposit accounts, $49.3 million in money market accounts, $36.4 million in savings deposits, and $151.2 million in non-interest-bearing demand deposits. The growth in deposits was due primarily to increases of $220.7 million in commercial deposits, $69.7 million in public deposits, and $61.6 million in consumer funds. The increase in deposits was partially due to the collection of stimulus checks and PPP loan disbursements. At September 30, 2020, demand deposit and money market accounts comprised 76.4% of total deposits compared to 76.2% at December 31, 2019.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	September 30, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Chemung Canal Trust Company*	$1,587,452	$1,317,225	$1,328,658	$1,264,883	$1,249,870
Capital Bank Division	336,737	254,913	240,579	202,563	206,473
Total	$1,924,189	$1,572,138	$1,569,237	$1,467,446	$1,456,343
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits. The recently enacted Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. Brokered deposits include funds obtained through brokers.  There were no deposits obtained through brokers as of September 30, 2020 and December 31, 2019. Deposits obtained through the CDARS and ICS programs were $233.6 million and $180.4 million as of September 30, 2020 and December 31, 2019, respectively. The increase in CDARS and ICS deposits was due to the seasonal inflow of municipal client balances.

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

Borrowings

Borrowings increased $0.1 million from $4.1 million at December 31, 2019 to $4.2 million at September 30, 2020, attributable to normal recurring finance lease payments.

Shareholders’ Equity

Total shareholders' equity increased $14.4 million from $182.6 million at December 31, 2019 to $197.0 million at September 30, 2020, due primarily to an increase in retained earnings and an increase in accumulated other comprehensive income. The increase in retained earnings of $10.3 million was due primarily to earnings of $14.0 million, offset by $3.7 million in dividends declared during the nine months ended September 30, 2020. The increase in accumulated other comprehensive income of $7.4 million can be mostly attributed to the increase in the fair market value of the securities portfolio. Treasury stock increased $3.9 million, primarily due to the Corporation's common stock repurchase program. As of September 30, 2020, 184,360 shares have been repurchased at an average cost of $27.57 per share.

The total shareholders’ equity to total assets ratio was 9.10% at September 30, 2020 compared to 10.22% at December 31, 2019.  The tangible equity to tangible assets ratio was 8.16% at September 30, 2020 compared to 9.07% at December 31, 2019.  Book value per share increased to $41.51 at September 30, 2020 from $37.35 at December 31, 2019.

On March 18, 2020, the Corporation's Board of Directors approved a stock repurchase program which replaced the previously authorized repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares starting March 18, 2020. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. For the three month period ended September 30, 2020, the Corporation repurchased 63,870 shares of common stock at a total cost of $3.2 million under the share repurchase program. The weighted average cost was $28.29 per share repurchased. For the nine month period ended September 30, 2020, the Corporation repurchased a total of 184,360 shares of common stock at a total cost of $5.1 million under the repurchase program at the weighted average cost of $27.57 per share. Remaining buyback authority under the share repurchase program was 65,640 shares at September 30, 2020.

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

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of September 30, 2020, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $97.1 million and $141.8 million at September 30, 2020 and December 31, 2019, respectively. The Corporation also had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at September 30, 2020. The Corporation had a total of $58.0 million of unsecured lines of credit with five different financial institutions at December 31, 2019, all of which was available.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$19,987	$21,808
Net cash used (provided) in investing activities	(336,089)	(9,273)
Net cash provided (used) in financing activities	344,100	3,791
Net increase (decrease) in cash and cash equivalents	$27,998	$16,326

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first nine months of 2020 and 2019 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used in investing activities during the first nine months of 2020 predominantly resulted from purchases of securities available for sale, and a net increase in loans, offset by maturities and principal paydowns on securities available for sale. Cash provided by investing activities during the first nine months of 2019 predominantly resulted from a net decrease in loans, maturities and principal paydowns on securities available for sale, and proceeds from sales of securities available for sale, offset by purchases of securities available for sale.

Financing activities

Cash provided by financing activities during the first nine months of 2020 predominantly resulted from a net increase in deposits. Cash used in financing activities during the first nine months of 2019 predominantly resulted from a net decrease in deposits.

Capital Resources

The Bank is subject to regulatory capital requirements administered by federal banking agencies. As a result of the Regulatory Relief Act, the FRB amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are not subject to regulatory capital requirements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital.

Pursuant to the Regulatory Relief Act, the FRB finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking regulators issued final rules to set the community bank leverage ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the community bank leverage ratio requirement will return to 9%. The Bank has not elected to use the community bank leverage ratio.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of September 30, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2020, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of September 30, 2020 and December 31, 2019 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of September 30, 2020 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$190,303	13.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$183,963	13.51%	$108,959	8.00%	$143,009	10.50%	$136,199	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$173,167	12.70%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$166,845	12.25%	$81,719	6.00%	$115,769	8.50%	$108,959	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$173,167	12.70%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$166,845	12.25%	$61,289	4.50%	$95,339	7.00%	$88,529	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$173,167	8.41%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$166,845	8.12%	$82,141	4.00%	N/A	N/A	$102,676	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2019 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$182,239	13.98%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$175,062	13.45%	$104,136	8.00%	$136,679	10.500%	$130,170	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$78,102	6.00%	$110,645	8.500%	$104,136	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$58,577	4.50%	$91,119	7.000%	$84,611	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$165,859	9.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	8.98%	$70,719	4.00%	N/A	N/A	$88,399	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At September 30, 2020, the Bank could, without prior approval, declare dividends of approximately $37.4 million.

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

Goodwill

Goodwill represents the excess of the purchase price over the net fair value of the acquired businesses. Goodwill is not amortized, but is tested for impairment at the reporting unit level, defined as the segment level, at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. In assessing impairment, the Corporation has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform an impairment test.

The quantitative impairment analysis requires a comparison of each reporting unit’s fair value to its carrying value to identify potential impairment. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes, but may not be limited to, the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

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

Intangible assets identified in acquisitions consist primarily of wealth management advisory contracts. The fair value of intangible assets was estimated using valuation techniques, based on a discounted cash flow analysis. The value attributed to other intangible assets was based on the time period over which they are expected to generate economic benefits. Intangible assets are amortized over their estimated lives using a method that approximates the amount of economic benefits that are realized by the Corporation.

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

						As of the
	As of the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2020	2020	2020	2019	2019	2020	2019
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
Net interest income (GAAP)	$15,869	$15,591	$15,062	$15,201	$15,142	$46,522	$45,410
Fully taxable equivalent adjustment	85	84	86	98	101	255	305
Fully taxable equivalent net interest income (non-GAAP)	$15,954	$15,675	$15,148	$15,299	$15,243	$46,777	$45,715

Average interest-earning assets (GAAP)	$1,986,043	$1,931,107	$1,715,562	$1,705,766	$1,665,793	$1,877,966	$1,664,188

Net interest margin - fully taxable equivalent (non-GAAP)	3.20%	3.26%	3.55%	3.56%	3.63%	3.33%	3.67%

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

						As of the
	As of the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2020	2020	2020	2019	2019	2020	2019
EFFICIENCY RATIO
Net interest income (GAAP)	$15,869	$15,591	$15,062	$15,201	$15,142	$46,522	$45,410
Fully taxable equivalent adjustment	85	84	86	98	101	255	305
Fully taxable equivalent net interest income (non-GAAP)	$15,954	$15,675	$15,148	$15,299	$15,243	$46,777	$45,715

Non-interest income (GAAP)	$5,339	$5,080	$4,730	$5,106	$4,956	$15,150	$14,967
Less: net (gains) losses on security transactions	—	—	—	—	—	—	(19)
Adjusted non-interest income (non-GAAP)	$5,339	$5,080	$4,730	$5,106	$4,956	$15,150	$14,948

Non-interest expense (GAAP)	$13,362	$13,227	$13,749	$14,851	$13,525	$40,339	$40,845
Less: amortization of intangible assets	(120)	(119)	(132)	(144)	(151)	(371)	(465)
Adjusted non-interest expense (non-GAAP)	$13,242	$13,108	$13,617	$14,707	$13,374	$39,968	$40,380

Efficiency ratio (unadjusted)	63.00%	63.99%	69.47%	73.13%	67.30%	65.41%	67.65%
Efficiency ratio (adjusted)	62.19%	63.16%	68.50%	72.08%	66.21%	64.54%	66.56%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2020	2020	2020	2019	2019	2020	2019
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$197,005	$194,589	$190,447	$182,627	$182,044	$197,005	$182,044
Less: intangible assets	(22,195)	(22,315)	(22,434)	(22,566)	(22,710)	(22,195)	(22,710)
Tangible equity (non-GAAP)	$174,810	$172,274	$168,013	$160,061	$159,334	$174,810	$159,334

Total assets (GAAP)	$2,165,014	$2,050,921	$1,841,329	$1,787,827	$1,793,643	$2,165,014	$1,793,643
Less: intangible assets	(22,195)	(22,315)	(22,434)	(22,566)	(22,710)	(22,195)	(22,710)
Tangible assets (non-GAAP)	$2,142,819	$2,028,606	$1,818,895	$1,765,261	$1,770,933	$2,142,819	$1,770,933

Total equity to total assets at end of period (GAAP)	9.10%	9.49%	10.34%	10.22%	10.15%	9.10%	10.15%
Book value per share (GAAP)	$41.51	$40.51	$38.83	$37.35	$37.35	$41.51	$37.35

Tangible equity to tangible assets at end of period (non-GAAP)	8.16%	8.49%	9.24%	9.07%	9.00%	8.16%	9.00%
Tangible book value per share (non-GAAP)	$36.83	$35.86	$34.25	$32.74	$32.69	$36.83	$32.69

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except ratio data)	2020	2020	2020	2019	2019	2020	2019
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$196,569	$191,853	$188,427	$182,522	$180,896	$192,299	$173,988
Less: average intangible assets	(22,267)	(22,389)	(22,516)	(22,633)	(22,785)	(22,390)	(22,936)
Average tangible equity (non-GAAP)	$174,302	$169,464	$165,911	$159,889	$158,111	$169,909	$151,052

Return on average equity (GAAP)	11.56%	12.22%	5.32%	9.14%	4.29%	9.74%	8.76%
Return on average tangible equity (non-GAAP)	13.03%	13.83%	6.04%	10.43%	4.91%	11.03%	10.09%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2020	2020	2020	2019	2019	2020	2019
NON-GAAP NET INCOME
Reported net income (GAAP)	$5,711	$5,827	$2,491	$4,204	$1,956	$14,029	$11,405
Net (gains) losses on security transactions (net of tax)	—	—	—	—	—	—	(14)
Non- GAAP net income	$5,711	$5,827	$2,491	$4,204	$1,956	$14,029	$11,391

Average basic and diluted shares outstanding	4,773	4,850	4,895	4,879	4,871	4,836	4,866

Reported basic and diluted earnings per share (GAAP)	$1.19	$1.20	$0.51	$0.87	$0.40	$2.90	$2.34
Reported return on average assets (GAAP)	1.08%	1.15%	0.55%	0.93%	0.44%	0.95%	0.87%
Reported return on average equity (GAAP)	11.56%	12.22%	5.32%	9.14%	4.29%	9.74%	8.76%

Non-GAAP basic and diluted earnings per share	$1.19	$1.20	$0.51	$0.87	$0.40	$2.90	$2.34
Non-GAAP return on average assets	1.08%	1.15%	0.55%	0.93%	0.44%	0.95%	0.87%
Non-GAAP return on average equity	11.56%	12.22%	5.32%	9.14%	4.29%	9.74%	8.75%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At September 30, 2020, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 6.03% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 11.97%. Both are within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. At September 30, 2020, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 9.39%. An immediate 200-basis point increase in interest rates would positively impact the market value by 14.67%. Both are within the Corporation's policy guidelines.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2020 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2020. In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of September 30, 2020, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

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

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 pandemic in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic, millions of people have filed claims for unemployment, and stock markets have experienced extreme volatility, and in particular bank stocks have significantly declined in value. In response to the COVID-19 pandemic, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The State of New York and certain federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and has provided relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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
•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,
•our wealth management revenues may decline with continuing market turmoil;
•our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2020	27,924	$26.65	27,924	101,586
August 1 - August 31, 2020	21,408	29.31	21,408	80,178
September 1 - September 30, 2020	14,538	29.96	14,538	65,640
Quarter ended September 30, 2020	63,870	$28.29	63,870	65,640
(1) On March 18, 2020, the Corporation’s Board of Directors approved a stock repurchase plan which replaced the previously authorized repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. On October 30, 2020 the stock repurchase plan was completed. A total of 250,000 shares were repurchased at an average cost of $29.40 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

    The following exhibits are either filed with this Form 10-Q or are incorporated herein by reference. The Corporation’s Securities Exchange Act File number is 000-13888.

3.1	Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984 (as incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.2	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988 (as incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.3	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998 (as incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the Commission on March 15, 2006).

3.4	Amended and Restated Bylaws of Chemung Financial Corporation, as amended to September 16, 2020 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Commission on September 18, 2020).

31.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATED: November 5, 2020	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: November 5, 2020	By: /s/ Karl F. Krebs
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to September 16, 2020 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Commission on September 18, 2020).

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