Form 10-K
period 2020-12-31
CHEMUNG FINANCIAL CORP
filed 2021-03-24
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 OR

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting Company	☒	Emerging Growth Company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based upon the closing price of the registrant's Common Stock as of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant was $103,726,256.

As of March 12, 2021, there were 4,661,598 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2021 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources.  Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

To assist the reader, the Corporation has provided the following list of commonly used abbreviations and terms included in Parts I through IV.

Abbreviations

AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel I	The First Basel Accord of the Basel Committee on Banking Supervision
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank Owned Life Insurance
CAM	Common area maintenance charges
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CAPM	Capital Asset Pricing Model
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CECL	Current expected credit loss
CFPB	Consumer Financial Protection Bureau
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act
CRM	Chemung Risk Management, Inc.
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institution Examination Council
FHLBNY	Federal Home Loan Bank of New York
FICO	Financing Corporation
FINRA	Financial Industry Regulatory Authority
FOFC	Fort Orange Financial Corporation
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York

Freddie Mac	Federal Home Loan Mortgage Corporation
FTC	Federal Trade Commission
GAAP	U.S. Generally Accepted Accounting Principles
GLB Act	Gramm-Leach-Bliley Act
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
IFRS	International Financial Reporting Standards
IPS	Investment Policy Statement
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
NYSDFS	New York State Department of Financial Services
OCC	Office of the Comptroller of the Currency
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
PPP	Paycheck Protection Program
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
RESPA	Real Estate Settlement Procedures Act
Riegle-Neal Act	Riegle-Neal Interstate Banking and Branching Efficiency Act
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SOFR	Secured Overnight Financing Rate
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Security Guidelines	Interagency Guidelines Establishing Information Security Standards
Securities Act	Securities Act of 1933
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
Tax Act	Tax Cuts and Jobs Act of 2017
TDRs	Troubled debt restructurings
TILA	Truth in Lending Act
TRID Rule	TILA-RESPA Integrated Disclosure Rule
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
WMG	Wealth Management Group

Terms

Accumulated benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the pension plan is to be terminated immediately and does not consider any future salary increases.
Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.

Basel I	A set of international banking regulations, which set out the minimum capital requirements of financial institutions with the goal of minimizing credit risk. The main focus was mainly on credit risk by creating a bank asset classification system.
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
The Corporation’s Board of Directors has concluded that the expansion of the franchise’s geographic footprint, an increase in the Bank’s interest earning assets, and the generation of new sources of non-interest income are important components of its strategic plan. Over the last 13 years, the Corporation and the Bank have completed the following transactions to grow the franchise:

•On March 14, 2008, the Bank acquired three branches from Manufacturers and Traders Trust Company in the New York counties of Broome and Tioga. At the time of the acquisition, the Bank assumed $64.4 million in deposits and acquired $12.6 million in loans.

•On May 29, 2009, the Corporation acquired Canton Bancorp, Inc., the holding company of Bank of Canton based in Canton, Pennsylvania. At the time of the merger, Canton Bancorp, Inc. had $81.1 million in assets, $58.8 million in loans and $72.9 million in deposits.
•On April 8, 2011, the Corporation acquired FOFC, the holding company of Capital Bank & Trust Company based in Albany, New York. At the time of the merger, Capital Bank had $254.4 million in assets, $170.7 million in loans and $199.2 million in deposits.
•On November 23, 2013, the Bank completed the acquisition of six branch offices from Bank of America located in Cayuga, Cortland, Seneca, and Tompkins counties in New York. As part of the transaction, the Corporation acquired $177.7 million in deposits and $1.2 million in loans.
•On October 21, 2020, the Corporation entered a new market, establishing a Loan Production Office in the Buffalo Metropolitan Area. The Corporation plans to open a full service branch at the same location pending final approval from the NYSDFS and FRBNY.
As a result of these transactions and organic growth, the Corporation had $2.279 billion in consolidated assets, $1.536 billion in loans, $2.038 billion in deposits, and $199.7 million in shareholders’ equity at December 31, 2020.

Growth Strategy

The Corporation’s growth strategy is to leverage its branch and digital network in current or new markets to build client relationships and grow loans and deposits. Consistent with the Corporation’s community-banking model, emphasis is placed on acquiring stable, low-cost deposits, such as checking account deposits and other low interest-bearing deposits to fund high-quality loans. The Corporation evaluates acquisition targets based on the economic viability of their markets, the degree to which they can be effectively integrated into the Corporation’s current operations and the degree to which they are accretive to capital and earnings.

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
For additional information, including information concerning the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. There were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2020. For additional information concerning the effect of COVID-19 on our business, please refer to pages 57-58.

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
The Bank offers interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Bank to originate a mortgage based on short-term LIBOR rates and allow the borrower to swap into a longer term fixed rate. The Bank simultaneously sells an offsetting back-to-back swap to an investment grade national bank so that it does not retain this fixed-rate risk. The swap agreements are free-standing derivatives and are recorded at fair value in the Bank's consolidated balance sheets. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. The Corporation is reviewing its loans to determine alternate reference rates.
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
The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its retail offices are located. The Bank relies primarily on customer service, long-standing relationships and other banking services, including loans and wealth management services, to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions affect the Bank’s ability to attract and retain deposits. The Bank utilizes a combination of traditional media, including print, television, and radio, as well as digital advertising, such as social media, display, OTT (over-the-top) streaming and eBlasts, when advertising its deposit products.

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

Derivative Financial Instruments

The Bank offers interest rate swaps to commercial loan customers who wish to fix the interest rates on their loans, and the Bank matches these swaps with offsetting swaps with national bank counterparties. These swaps are considered free standing derivatives and are carried at fair value on the consolidated balance sheet in other assets and other liabilities, with gains and losses recorded through other non-interest income. The swaps are not designated as hedging derivatives. Additionally, the Bank participates in risk participation agreements with dealer banks on commercial loans in which it participates. The Bank may receive an upfront fee for participating in the credit exposure of the interest rate swap associated with the commercial loan in which it is a participant and the fee received is recognized immediately in other non-interest income. The Bank is exposed to its share of the credit loss equal to the fair value of the interest rate swap in the event of nonperformance by the counterparty of the interest rate swap.
The Bank has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by ALCO. Under the policy, derivative financial instruments with counterparties, who are not customers, are limited to a national financial institution. Cash and/or certain qualified securities are required to serve as collateral when exposures exceed $100 thousand, with a minimum collateral coverage of $150 thousand. The credit worthiness of the customer is reviewed internally by the Bank's credit department.

Wealth Management Strategy

With $2.091 billion of assets under management or administration at December 31, 2020, including $305.5 million of assets held under management or administration for the Corporation, WMG is responsible for the largest component of the Corporation's non-interest income. Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee, and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning, and employee benefit administrative services. The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

Market Area and Competition

The Bank operates 30 branch offices located in 12 counties in New York and Bradford County in Pennsylvania. Bank branch offices are located in the following New York counties: Chemung, where the Bank is headquartered, Broome, Cayuga, Cortland, Schuyler, Seneca, Steuben, Tioga and Tompkins. The Bank also operates under the name “Capital Bank, a division of Chemung Canal Trust Company,” with branch offices located in Albany, Saratoga, and Schenectady counties in New York.
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
As disclosed in the Corporation's Current Report on Form 8-K, dated October 21, 2020, the Corporation entered a new market, with the establishment of a Loan Production Office in the Buffalo Metropolitan Area. After New York City, this region is the second largest population center in New York State. Erie County has a diverse mix of industrial, light manufacturing, high technology and service-oriented private sector companies. The region also has reliance on higher education with the University of Buffalo, Buffalo State College as well as several private colleges. The region's largest employers are affiliated with the healthcare industry, primarily located in the medical corridor. The Corporation plans to open a full service branch at the same location pending final approval from the NYSDFS and FRBNY.

Human Capital Resources

In order to accomplish our mission to remain a strong, independent financial-services organization and create value for shareholders, clients, employees and the communities we serve, we must attract and retain the highest quality talent in each of our markets. We offer an inclusive, safe and healthy work environment, maintain the highest standards of business ethics and provide opportunities for career development and advancement, along with a competitive benefits package.

Employee Profile
As of December 31, 2020 we employed 341 full time equivalent employees in 31 locations in New York and Pennsylvania. This represents a decline of 17 full time equivalent employees over the past year. During much of the COVID-19 pandemic, a hiring freeze was instituted in an effort to improve our efficiency company-wide. As of December 31, 2020 our workforce was 70% female and 30% male, and our average tenure was 8.6 years. We continue to focus on diversity and inclusion among our workforce.

Total Rewards
We offer a competitive total rewards package for all employees, including competitive base pay, incentive plans for all employees, a 401(k) match, a non-discretionary company 401(k) contribution, health and dental insurance, life insurance, company contributions to a health savings account, paid time off, family leave, flexible work schedules, tuition reimbursement, and the opportunity to volunteer in the community during work hours.

Health and Safety
The health, safety and well-being of our employees is paramount to the success of our business. In addition to our insurance offerings and leave programs, we offer an employee assistance program, along with welfare programs, fitness reimbursement, and an on-site flu-shot clinic. In response to the COVID-19 pandemic we made arrangements for many employees to work remotely, installed safety shields, provided on-going safety messaging, posted COVID-19 awareness literature in common areas, enhanced our cleaning protocol, set up screening stations in all locations, and worked closely with the Department of Health. In addition, we followed all state, local and CDC guidelines.

Talent
We believe investing in our employees not only helps with retention, but also keeps employees engaged and focused. We encourage all employees to join career circles, find a mentor, apply for our leadership program, job shadow, and attend our internal career fair. The success of our company depends on the success of our employees.

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

Interstate Banking and Branching

Under the Riegle-Neal Act, subject to certain concentration limits and other requirements, adequately capitalized bank holding companies, such as the Corporation, are permitted to acquire banks and bank holding companies located in any state. Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans, and receive loan payments as an agent for any other bank subsidiary of that bank holding company. Subject to certain conditions, banks are permitted to acquire branch offices outside of their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states.
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

Loans to One Borrower

The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by certain readily marketable collateral. At December 31, 2020, the Bank’s legal lending limit on loans to one borrower was $28.5 million for loans not fully secured by readily marketable collateral and $31.3 million for loans secured by readily marketable collateral. The Bank’s internal limit on loans is set at $15.0 million. At December 31, 2020, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Payment of Dividends

The Bank is subject to substantial regulatory restrictions affecting its ability to pay dividends to the Corporation. Under FRB and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the FRB and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2020, approximately $36.1 million was available for the payment of dividends by the Bank to the Corporation without prior approval. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

Federal Reserve System

The FRB regulations required banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. In March 2020, due to a change in its approach to monetary policy, the FRB announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The FRB finalized the interim rule in December 2020 and has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

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

Regulatory Capital Requirements

Federal regulations require banks to meet certain minimum capital standards. The minimum capital standards consist of a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets, a uniform leverage ratio of 4%, a Tier 1 capital to risk-weighted assets ratio of 6% of risk-weighted assets and a total capital ratio of at least 8% of risk-weighted assets. In order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5%, a Tier 1 ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%. The regulatory standards require unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Bank has exercised this one-time opt-out and therefore excluded unrealized gains and losses on certain “available-for-sale” securities holdings for purposes of calculating regulatory capital. Additional restraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests.
Common equity Tier 1 capital is generally defined as common stockholders’ equity, including retained earnings but excluding accumulated other comprehensive income. Tier 1 capital is generally defined as Common equity Tier 1 capital and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specific requirements, and may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions like the Bank that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Additionally, a bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the bank. In assessing an institution’s capital adequacy, the federal regulators take into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor assigned by federal regulations based on the risks believed inherent in the type of asset. The capital requirements assign a higher risk weight to asset categories believe to present a great risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% and 600% is assigned to permissible equity interests, depending on certain specified factors.
The regulations limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.
The Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.
In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile. As of December 31, 2020, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.
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
Under the Final Rule, a depository institution or holding company that satisfies certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%, would be considered a "qualifying community banking organization" and may elect (but is not required) to use the CBLR framework. If this election is made, the qualifying community banking organization would be considered to have satisfied the Federal Agencies' generally applicable risk-weighted and leverage capital requirements (the "Basel III capital framework") and would be considered to be well-capitalized under the Federal Agencies' prompt corrective action ("PCA") rules. Under the CBLR framework, a qualifying community banking organization would satisfy the regulatory capital requirements by calculating and reporting a single leverage ratio, i.e., the CBLR, which would require significantly less data than needed to calculate the capital ratios, under the Basel III capital framework and eliminate the time consuming need to risk-weight assets. The Final Rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking regulators issued final rules to set the community bank leverage ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the community bank leverage ratio requirement will return to 9%. The Bank has not elected to use the community bank leverage ratio.

Prompt Corrective Action

The FDIA requires the federal banking agencies to resolve the problems of insured banks at the least possible loss to the DIF. The FRB has adopted prompt corrective action regulations to carry out this statutory mandate. The FRB’s regulations authorize, and in some situations, require, the FRB to take certain supervisory actions against undercapitalized state member banks, including the imposition of restrictions on asset growth and other forms of expansion. The prompt corrective action regulations place state member banks in one of the following five categories based on the bank’s capital:
•well-capitalized (at least 5% leverage capital, 6.5% common equity Tier 1 risk-based capital, 8% Tier 1 risk-based capital and 10% total risk-based capital);
•adequately capitalized (at least 4% leverage capital, 4.5% common equity Tier 1 risk-based capital, 6% Tier 1 risk-based capital and 8% total risk-based capital);
•undercapitalized (less than 4% leverage capital, 4.5% common equity Tier 1 risk-based capital, 6% Tier 1 risk-based capital or 8% total risk-based capital);
•significantly undercapitalized (less than 3% leverage capital, 3% common equity Tier 1 risk-based capital, 4% Tier 1 risk-based capital or 6% total risk-based capital); and
•critically undercapitalized (less than 2% tangible capital).

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

Federal Home Loan Bank

The Bank is also a member of the FHLBNY, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLBNY, including the requirement to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with the rules and requirements of the FHLBNY at December 31, 2020.

Community Reinvestment Act

Under the federal CRA, the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods. The FRB periodically assesses the Bank's compliance with CRA requirements. The Bank received a “satisfactory” rating for CRA on its last performance evaluation conducted by the FRB as of October 7, 2019.

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

The USA PATRIOT Act

The Bank is subject to the USA PATRIOT Act, which gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act imposes affirmative obligations on financial institutions, including the Bank, to establish anti-money laundering programs which require: (i) the establishment of internal policies, procedures, and controls; (ii) the designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; (iv) an independent audit function to test the anti-money laundering program; and (v) due diligence of customers using a risk-based approach. The FRB must consider the Bank’s effectiveness in combating money laundering when ruling on merger and other applications.

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

Additional Important Legislation and Regulation

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) pandemic and stimulate the economy. The legislation included direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program (“PPP”) and Main Street Lending Program (“MSLP”). In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on the Corporation’s operations and could continue to impact operations going forward. Certain provisions of the CARES Act relevant to financial institutions, include:
•Allowing financial institutions to elect to suspend requirements under U.S. Generally Accepted Accounting Principles for loan modifications relating to COVID-19 pandemic and suspend the corresponding impairment determination for accounting purposes. This provision as extended by later legislation will last until the earlier of January 1, 2022 or no later than 60 days after the President declares that the coronavirus emergency is terminated;
•Temporarily reducing the CBLR to 8%. This law also states that if a qualifying community bank falls below the CBLR, it “shall have a reasonable grace period to satisfy” the CBLR; and
•The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies to at least June 30, 2021.
New York State COVID-19 Emergency Eviction and Foreclosure Prevention Act of 2020

The Act prevents residential evictions, foreclosure proceedings, tax lien sales or foreclosures, credit discrimination and negative credit reporting related to the COVID-19 pandemic. The Act places these moratoriums until May 1, 2021.

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
In December 2013, the FRB and the SEC released final rules to implement certain provisions of the Dodd-Frank Act, commonly known as the “Volcker Rule.” The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions. At December 31, 2020, the Corporation was not engaged in any activities and it did not have any ownership interests in any funds that are not permitted under the Volcker Rule.

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

NYSDFS Cybersecurity Rule

Effective March 1, 2017, the NYSDFS requires New York chartered banks to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of the bank. NYSDFS requires regulated financial institutions to establish a cybersecurity program; designed to protect the confidentiality, integrity and availability of its Information Systems; implement and maintain a written policy or policies setting forth its policies and procedures for the protection of its systems and Nonpublic Information stored on those systems; designate a Chief Information Security Officer responsible for implementing, overseeing and enforcing its program and policy; and have policies and procedures designed to ensure the security of information systems and nonpublic information accessible to, or held by Third Party Service Providers.

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
The Corporation has developed policies and procedures for itself and its subsidiaries to maintain compliance with all privacy, information sharing and notification provisions of the GLB Act and the FCRA.

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

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could adversely affect the Corporation’s financial condition and results of operations and its ability to execute on its growth strategies.

The COVID-19 pandemic has caused significant economic dislocation in the United States, including a slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment. In response to the COVID-19 outbreak, the Federal Open Market Committee has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.
The spread of the coronavirus has caused the Corporation to significantly modify its business practices, including business operating hours and delivery methods, as well as employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. These changes, as well as adverse economic conditions, could cause the Corporation not to be able to execute on its growth strategies.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Corporation’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Corporation could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:
•    demand for the Corporation’s products and services may decline, making it difficult to execute on its strategic initiatives related to growing assets and earnings;
•    if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•    collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•    the Corporation’s allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect its net income;
•    the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Corporation;
•    as the result of the decline in the target federal funds rate to near 0%, the yield on the Corporation’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income;
•    a material decrease in net income or a net loss over several quarters could result in a decrease or elimination of the Corporation’s quarterly cash dividend;
•    cyber security risks are increased as the result of an increase in the number of employees working remotely;

•    the Corporation relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on the Corporation;
•    Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; and
•    internal controls as designed may not prove effective, to the extent procedures are modified as a result of remote work locations.
Any one or a combination of the factors identified above could negatively impact the Corporation’s business, financial condition and results of operations and prospects.

Customary means to collect non-performing assets may be prohibited or impractical during the COVID-19 pandemic, and there is a risk that collateral securing a non-performing asset may deteriorate if the Corporation chooses not to, or is unable to, foreclose on collateral in a timely manner.

Federal banking agencies and government entities, including New York State, have adopted regulations or put in place executive orders that restrict or limit our ability to take certain actions with respect to delinquent borrowers that we would otherwise have taken in the ordinary course of business, such as customary collection and foreclosure activities. For example, New York State has placed a “moratorium” on evictions and foreclosures and the moratorium has recently been extended through May 1, 2021 for people experiencing a hardship related to COVID-19. If the moratorium is extended further, or if the backlog of foreclosure cases are not processed efficiently, there is an increased risk that the collateral value may deteriorate, resulting in a loss to the Corporation.

Risks Related to Lending

Economic conditions may adversely affect the Corporation’s financial performance.

The Corporation's businesses and results of operation are affected by the financial markets and general economic conditions in the United States, and particularly to adverse conditions in New York and Pennsylvania. The COVID-19 pandemic has caused a severe economic downturn in the U.S. economy. Key economic factors affecting the Corporation include the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the financial markets, the availability and the cost of capital and credit, investor sentiment, confidence in the financial markets, and the sustainability of economic growth. The deterioration of any of these conditions could adversely affect the Corporation's consumer and commercial businesses, its securities and derivatives portfolios, its level of charge-offs and provision for credit losses, the carrying value of the Corporation's deferred tax assets, its capital levels and liquidity, and the Corporation's results of operations.
A decline or prolonged weakness in business and economic conditions generally or specifically in the principal markets in which the Corporation does business could have one or more of the following adverse effects on the Corporation’s business:
i.a decrease in the demand for loans and other products and services;
ii.a decrease in the value of the Corporation’s loans or other assets secured by consumer or commercial real estate;
iii.an impairment of certain of the Corporation’s intangible assets, such as goodwill; and
iv.an increase in the number of borrowers and counter-parties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation.
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
At December 31, 2020, the Corporation’s portfolio of commercial real estate and business loans totaled $1,085.6 million or 70.6% of total loans. The Corporation plans to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and business loans often depends on the successful operation and income stream of the borrower’s business. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans. Also, some of the Corporation’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans. In some instances, the Corporation has originated unsecured commercial loans with certain high net worth individuals who have personally guaranteed such loans. This type of commercial loan has an increased risk of loss if the Corporation is unable to collect repayment through legal action due to personal bankruptcy or other financial limitations of the borrower. The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected.

Loan participations may have a higher risk of loss than loans the Bank originates because the Bank is not the lead lender and has limited control over credit monitoring.

The Corporation occasionally purchases commercial real estate and commercial and industrial loan participations secured by properties outside its market area in which the Bank is not the lead lender. The Corporation has purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets located primarily in New York, and Pennsylvania. Loan participations may have a higher risk of loss than loans the Bank originates because we rely on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that the Bank originates. At December 31, 2020, loan participation balances where the Bank is not the lead lender totaled $120.4 million, or 7.84% of our loan portfolio. At December 31, 2020, commercial and industrial loan participations outside our market area totaled $13.3 million, or 3.6% of the commercial and industrial loan portfolio and commercial real estate loan participations outside our market area totaled $0.4 million, or 0.1% of the commercial real estate loan portfolio. If the Bank’s underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

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

At December 31, 2020, $120.5 million, or 7.9% of our total loan portfolio, consisted of automobile loans, primarily originated through automobile dealers for the purchase of new or used automobiles. The Corporation serves customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower's continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Bank beginning on January 1, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of establishing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and increase the data we would need to collect and review to determine the appropriate level of our allowance for loan losses.
Bank regulators periodically review the Corporation’s allowance for loan losses and may require the Corporation to increase its provision for loan losses or loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on the Corporation's results of operations and/or financial condition. In addition, any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses in the future.

The Bank is subject to regulatory enforcement risk, reputation risk and litigation risk regarding its participation in the PPP, and it is subject to the risk that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria.
Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications, and several banks have been subject to litigation regarding the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although the Bank believes that it has administered the PPP in accordance with all applicable laws, regulations and guidance, the Bank may be exposed to litigation risk and negative media attention related to its participation in the PPP. If any such litigation is not resolved in in its favor, it may result in significant financial liability to the Bank or adversely affect its reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on the Bank’s business, financial condition, and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and U.S. Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling the Bank to rely on borrower certifications, and take more aggressive action against the Bank for alleged violations of the provisions governing the PPP. Federal and state regulators can impose or request that the Bank consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect the Bank’s business, reputation, results of operation and financial condition, and thereby adversely affect your investment.
The Bank also has credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which it originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the Bank originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

The foreclosure process may adversely impact the Bank’s recoveries on non-performing loans.

The Judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines were the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons, historical issues at the largest mortgage loan servicers, and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and the Corporation’s ability to minimize its losses.

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
The Bank owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. On April 23, 2020 the Corporation received payment of $461,309 from the lead bank related to its obligation under the participation agreements. The Bank continues to pursue recovery of the remaining $3.7 million and accumulated expenses as a result of purchasing the participation interest. While the Corporation believes this recent incident was an isolated occurrence, there can be no assurance that such losses will not occur again or that such acts will be detected in a timely manner. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Liquidity

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

Risks Related to Changes in Interest Rates

Changes in interest rates could adversely affect the Corporation’s results of operations and financial condition.

The Corporation’s results of operations and financial condition are significantly affected by changes in interest rates. The Corporation's financial results depend substantially on net interest income, which is the difference between the interest income that it earns on interest-earning assets and the interest expense paid on interest-bearing liabilities. If the Corporation’s interest- bearing liabilities mature or reprice more quickly than its interest-earning assets in a given period as a result of increasing interest rates, net interest income may decrease. Likewise, net interest income may decrease if interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period as a result of decreasing interest rates. The Corporation has taken steps to mitigate this risk, such as holding fewer longer-term residential mortgages, as well as investing excess funds in shorter-term investments.
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

A continuation of the historically low interest rate environment and the possibility that the Corporation may access higher-cost funds to support its loan growth and operations may adversely affect its net interest income and profitability.

In recent years the FRB’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. The Corporation’s ability to reduce its interest expense may be limited at current interest rate levels while the average yield on its interest-earning assets may continue to decrease, and its interest expense may increase as the Corporation seeks access to non-core funding sources or increases deposit rates to fund operations. A continuation of a low interest rate environment or an increase in cost of funds may adversely affect the Corporation’s net interest margin and net interest income, which would have an adverse effect on profitability.

Risks Related to Competition

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

Risks Related to Business Strategy

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

Risks Related to Laws and Regulations

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

The Corporation may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect its financial condition and results of operations.

The Bank is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. The Corporation may at some point need to raise additional capital to support the Bank’s continued growth or be required by regulators to increase its capital resources. The Corporation’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of its control, and on its financial performance. Accordingly, the Corporation may not be able to raise additional capital, if needed, on terms acceptable to it. If the Corporation cannot raise additional capital when needed, its ability to further expand the Bank’s operations and pursue its growth strategy could be materially impaired and its financial condition and liquidity could be materially and adversely affected. In addition, if the Corporation is unable to raise additional capital when required by bank regulators, it may be subject to adverse regulatory action.
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

Risks Related to Operational Matters

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

Risks Related to Accounting Matters

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
Specifically, in June of 2016, FASB issued a new accounting standard, ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) that will substantially change the accounting for credit losses under GAAP. Under GAAP's current standards, credit losses are not reflected in the Corporation's financial statements until it is probable that the credit losses has been incurred. This methodology has the effect of delaying the recognition of credit losses on loans. Under the new credit loss standard, the allowance for credit losses will be an estimate of the "expected" credit losses on loans. The new credit loss standard may have a negative impact on the reporting of results of operations and financial condition of the Corporation. The amendments in this ASU are effective for the Corporation beginning on January 1, 2023.

The Corporation holds certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, its earnings and the book values of these assets would decrease.

The Corporation is required to test its goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of its common stock, the estimated net present value of its assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, its earnings and the book value of goodwill would be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of the Corporation's common shares or its regulatory capital levels, but such an impairment loss could significantly restrict the Bank from paying a dividend to the Corporation.

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

Risks Related to Wealth Management

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

General Business Risk Factors

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

Corporate Headquarters Executive and Administrative Offices
One Chemung Canal Plaza, Elmira, NY 14901

New York

Albany County	Saratoga County
*132 State St., Albany, NY 12207	*25 Park Ave., Clifton Park, NY 12065
*65 Wolf Rd., Albany, NY 12205	*3057 Route 50, Saratoga Springs, NY 12866
*581 Loudon Rd., Latham, NY 12110
*1365 New Scotland Rd., Slingerlands, NY 12159	Schenectady County
*2 Rush St., Schenectady, NY 12305
Broome County
*127 Court St., Binghamton, NY 13901	Schuyler County
*100 Rano Blvd., Vestal, NY 13850	318 N. Franklin St., Watkins Glen, NY 14891
303 W. Main St., Montour Falls, NY 14865
Cayuga County
*110 Genesee St., Auburn, NY 13021	Seneca County
185 Grant Ave., Auburn, NY 13021	54 Fall St., Seneca Falls, NY 13148

Chemung County	Steuben County
One Chemung Canal Plaza, Elmira, NY 14901	*410 West Morris St., Bath, NY 14810
628 W. Church St., Elmira, NY 14905	149 West Market St., Corning, NY 14830
951 Pennsylvania Ave., Elmira, NY 14904
100 W. McCann's Blvd., Elmira Heights, NY 14903	Tioga County
29 Arnot Rd., Horseheads, NY 14845	203 Main St., Owego, NY 13827
602 S. Main St., Horseheads, NY 14845	405 Chemung St., Waverly, NY 14892
305 E. Water St., Elmira, NY 14901
Tompkins County
Cortland County	806 W. Buffalo St., Ithaca, NY 14850
*1094 State Rte. 222, Cortland, NY 13045	304 Elmira Rd., Ithaca, NY 14850
*909 Hanshaw Rd., Ithaca, NY 14850
Erie County
*^9159 Main Street, Clarence, NY 14031

Pennsylvania
Bradford County
5 West Main St., Canton, PA 17724
159 Canton St., Troy, PA 16947

Wealth Management Group
Regional Offices
305 E. Water St., Elmira, NY 14901
127 Court St., Binghamton, NY 13901
132 State St., Albany, NY 12207

CFS Group
One Chemung Canal Plaza, Elmira, NY 14901
Available by appointment at all bank locations

* Leased facilities and/or property
^ New Loan Production Office

Leased Off-Site ATM Locations
Albany Capital Center	Albany, NY
E-Z Food Mart	Elmira, NY
Ithaca College	Ithaca, NY

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. On February 4, 2020, the Corporation filed a lawsuit against Pioneer Bank, Albany, New York, in the Supreme Court of the State of New York in the County of Albany. The Corporation owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. The Corporation's complaint alleges that Pioneer Bank, as lead bank, breached the participation agreement and engaged in fraud and negligent misrepresentation. The Corporation received a recovery of $0.5 million in April, 2020, and continues to pursue recovery of the remaining $3.7 million and accumulated expenses as a result of purchasing the participation interest.

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity as of December 31, 2020.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's common stock is traded on the Nasdaq Global Select Market under the symbol "CHMG."

The table below shows the price ranges for the Corporation’s common stock during each of the indicated quarters. The information is based upon the high and low closing sales prices reported by the Nasdaq Global Select Market.

Common Stock Market Prices and Dividends Paid
During the Past Two Years

December 31, 2020	High	Low	Dividends
4th Quarter	$39.41	$28.57	$0.26
3rd Quarter	31.83	24.68	0.26
2nd Quarter	30.99	23.85	0.26
1st Quarter	42.38	23.27	0.26

December 31, 2019	High	Low	Dividends
4th Quarter	$46.04	$41.60	$0.26
3rd Quarter	49.00	39.00	0.26
2nd Quarter	49.96	44.80	0.26
1st Quarter	48.36	39.69	0.26

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

As of March 12, 2021, there were 473 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2020:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/01/20	-	10/31/20	65,640	$34.68	65,640	—
11/01/20	-	11/30/20	—	$—	—	—
12/01/20	-	12/31/20	—	$—	—	—
Quarter ended 12/31/2020			65,640	$34.68	65,640	—

On March 18, 2020, the Corporation’s Board of Directors approved a stock repurchase plan which replaced the previously authorized repurchase program. Under this repurchase program, the Corporation repurchased 250,000 shares of its common stock, or approximately 5% of its outstanding shares. On October 30, 2020 the stock repurchase plan was completed. A total of 250,000 shares were repurchased at an average cost of $29.40 per share.

On January 8, 2021 the Corporation announced that the Board of Directors approved a new stock repurchase program whereby the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As March 12, 2021, a total of 20,625 shares were repurchased at an average cost of $34.98 per share.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index, SNL U.S. Bank NASDAQ, and SNL $1B - $5B Bank Index for the period of five years commencing December 31, 2015.

		Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Chemung Financial Corporation	100.00	136.82	185.58	163.11	171.68	142.04
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
SNL U.S. Bank NASDAQ	100.00	138.65	145.97	123.04	154.47	132.56
SNL Bank $1B-$5B	100.00	143.87	153.37	134.37	163.35	138.81

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2015.

The Total Returns Index for NASDAQ Composite and SNL bank stocks indices were obtained from S&P Global Market Intelligence, New York, NY.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables present selected financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The selected financial data at December 31, 2020, and 2019 and for the three year period ended December 31, 2020 is derived from our audited consolidated financial statements that appear in this annual report on Form 10-K. The other years presented in these tables are derived from audited consolidated financial statements that do not appear in this annual report on Form 10-K. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes.

	SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31,
(in thousands)	2020	2019	2018	2017	2016
Total assets	$2,279,451	$1,787,827	$1,755,343	$1,707,620	$1,657,179
Loans, net of deferred fees	1,536,463	1,309,219	1,311,906	1,311,824	1,200,290
AFS and HTM securities	557,080	287,205	247,133	296,872	308,107
Operating lease right-of-use assets	7,145	8,001	—	—	—
FHLBNY and FRBNY stock	3,150	3,099	3,138	5,784	4,041
Deposits	2,037,774	1,572,138	1,569,237	1,467,446	1,456,343
Securities sold under agreements to repurchase	—	—	—	10,000	27,606
FHLBNY advances	—	—	—	59,700	9,093
Operating lease liabilities	7,264	8,084	—	—	—
Long term finance lease obligation	3,849	4,085	4,304	4,517	4,722
Shareholders' equity	199,699	182,627	165,029	149,813	143,748

	SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2020	2019	2018	2017	2016
Net interest income	$62,919	$60,611	$60,480	$56,987	$52,329
Provision for loan losses	4,239	5,945	3,153	9,022	2,437
Net interest income after provision for loan losses	58,680	54,666	57,327	47,965	49,892

Wealth management group fee income	9,492	9,503	9,317	8,804	8,316
Service charges on deposit accounts	3,134	4,460	4,727	4,961	5,089
Interchange revenue from debit card transactions	4,068	4,104	4,040	3,761	4,027
Securities gains, net	—	19	—	109	987
Change in fair value of equity investments	89	81	2,004	80	43
Other non-interest income	4,341	1,906	2,986	2,776	2,687
Total non-interest income	21,124	20,073	23,074	20,491	21,149

Legal accruals and settlements	—	—	989	850	1,200
Other non-interest expenses	55,935	55,696	55,777	52,914	55,410
Total non-interest expenses	55,935	55,696	56,766	53,764	56,610
Income before income tax expense	23,869	19,043	23,635	14,692	14,431
Income tax expense	4,607	3,434	4,009	7,262	4,404
Net income	$19,262	$15,609	$19,626	$7,430	$10,027

	SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,
	2020	2019	2018	2017	2016	% Change 2019 To 2020	Compounded Annual Growth 5 Years
Earnings per share (1)	$4.01	$3.21	$4.06	$1.55	$2.11	24.9%	14.9%
Dividends declared	1.04	1.04	1.04	1.04	1.04	—%	—%
Tangible book value (2) (4)	37.83	32.74	29.22	26.14	24.89	15.5%	10.0%
Book Value	42.53	37.35	33.99	31.10	30.07	13.9%	8.0%
Market price at December 31,	33.95	42.50	41.31	48.10	36.35	(20.1)%	4.3%
Common shares outstanding at year end (in thousands) (3)	4,695	4,889	4,855	4,817	4,781	(4.0)%	(0.2)%
Weighted average shares outstanding (in thousands)	4,802	4,869	4,832	4,800	4,762	(1.4)%	0.3%
(1) Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. There is no difference between basic and diluted earnings per share.
(2) Tangible book value is total shareholders’ equity less goodwill and other intangible assets divided by common shares outstanding.
(3) All issuable shares including those related to directors’ restricted stock units and directors’ stock compensation.
(4) See the GAAP to Non-GAAP reconciliations starting at pages 75-78.

	SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,
	2020	2019	2018	2017	2016
Return on average assets	0.94%	0.88%	1.14%	0.43%	0.60%
Return on average equity	9.94%	8.86%	12.76%	4.91%	7.02%
Dividend yield at year end	3.06%	2.45%	2.52%	2.16%	2.86%
Dividend payout ratio	25.73%	32.28%	25.42%	66.30%	48.76%
Total capital to risk adjusted assets (4)	13.62%	13.98%	13.14%	11.82%	12.14%
Tier I capital to risk adjusted assets (4)	12.37%	12.73%	11.89%	10.56%	10.94%
Common equity tier I capital (4)	12.37%	12.73%	11.89%	10.56%	10.94%
Tier I leverage ratio (4)	7.90%	9.35%	8.79%	8.02%	7.81%
Average equity to average assets	9.47%	9.98%	8.96%	8.83%	8.57%
Year-end equity to year-end assets ratio	8.76%	10.22%	9.40%	8.77%	8.67%
Loans to deposits	75.40%	83.28%	83.60%	89.40%	82.42%
Allowance for loan losses to total loans	1.36%	1.79%	1.44%	1.61%	1.19%
Allowance for loan losses to non-performing loans	210.25%	130.38%	154.59%	122.14%	118.35%
Non-performing loans to total loans	0.65%	1.38%	0.93%	1.32%	1.00%
Non-performing assets to total assets	0.45%	1.04%	0.73%	1.13%	0.75%
Net interest rate spread	3.14%	3.45%	3.59%	3.47%	3.26%
Net interest margin	3.25%	3.64%	3.72%	3.56%	3.37%
Efficiency ratio (unadjusted) (1)	66.56%	69.03%	67.94%	69.39%	77.04%
Efficiency ratio (adjusted) (2) (3)	65.71%	67.95%	67.22%	66.60%	74.43%
(1) Efficiency ratio (unadjusted) is non-interest bearing expense divided by the total of net interest income plus non-interest income.
(2) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal settlement divided by the total of fully taxable equivalent net interest income plus non-interest income less net gain on securities transactions.
(3) See the GAAP to Non-GAAP reconciliations starting at page 75-78.
(4) Consolidated capital ratios. Please see Note 20 for Bank only ratios.

The following tables summarize the Corporation’s unaudited net income and basic earnings per share at each quarter end for the years 2020 and 2019:

	2020
(in thousands, except per share data)	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$16,384	$16,472	$16,714	$17,337
Interest expense	1,322	881	845	940
Net interest income	15,062	15,591	15,869	16,397
Provision for loan losses (1)	3,050	260	679	250
Net interest income after provision for loan losses	12,012	15,331	15,190	16,147
Total non-interest income	4,730	5,080	5,339	5,975
Total non-interest expenses	13,749	13,227	13,362	15,597
Income before income tax expense	2,993	7,184	7,167	6,525
Income tax expense	502	1,357	1,456	1,292
Net income	$2,491	$5,827	$5,711	$5,233
Basic and diluted earnings per share	$0.51	$1.20	$1.19	$1.11
(1) The quarter ended March 31, 2020 included a $2.7 million provision for probable incurred credit losses related to the COVID-19 pandemic.

	2019
(in thousands, except per share data)	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$16,665	$16,682	$16,808	$16,777
Interest expense	1,498	1,581	1,666	1,576
Net interest income	15,167	15,101	15,142	15,201
Provision for loan losses (1)	1,093	150	4,441	261
Net interest income after provision for loan losses	14,074	14,951	10,701	14,940
Total non-interest income	4,925	5,086	4,956	5,106
Total non-interest expenses	13,497	13,823	13,525	14,851
Income before income tax expense	5,502	6,214	2,132	5,195
Income tax expense	1,034	1,233	176	991
Net income	$4,468	$4,981	$1,956	$4,204
Basic and diluted earnings per share	$0.92	$1.02	$0.40	$0.87
(1) The quarter ended September 30, 2019 included a $4.2 million specific impairment related to a participating interest in a commercial credit.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following is the MD&A of the Corporation in this Form 10-K at December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019, and 2018. The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation. Reference should be made to the accompanying audited consolidated financial statements and footnotes for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 2-5.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, the impact of the COVID-19 pandemic, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” of this annual report on Form 10-K. The Corporation's quarterly filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Financial Corporation, One Chemung Canal Plaza, Elmira, NY 14901. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

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

Allowance for Loan Losses

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover probable incurred credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Corporation's results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Corporation's non-performing loans and potential problem loans, and the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. Real estate values in the Corporation’s market area did not increase dramatically in the prior several years, and, as a result, any declines in real estate values have been modest. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Corporation's allowance for loan losses policy would also require additional provisions for loan losses. The determination of the allowance also includes an evaluation of non-impaired loans and is based on historical loss experience adjusted for current factors. Please see Note 1 to the Corporation's consolidated financial statements which begins on page F-10, for further discussion.

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

Goodwill impairment testing is performed annually as of December 31 and no impairment charges were incurred. As of December 31, 2020, the Corporation elected to proceed to a quantitative calculation to compare the reporting unit's fair value with its' carrying value. We continue to evaluate our qualitative assessment assumptions, which are subject to risks and uncertainties, including: (1) forecasted revenues, expenses, and cash flows; (2) current discount rates; (3) our market capitalization; (4) observable market transactions and multiples; (5) changes to the regulatory environment; and (6) the nature and amount of government support that has been and is expected to be provided in the future. Please see Note 1 to the Corporation's consolidated financial statements which begins on page F-10, for further discussion.

Risks and Uncertainties

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

Management has taken actions to identify and assess additional possible credit exposure due to the COVID-19 pandemic based upon the industry types within the current loan portfolio. While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, Management has designated certain industries as most impacted by COVID-19. For a discussion of the effect of COVID-19 on our business, see pages 57-58 of this Form 10-K.

Consolidated Financial Highlights

	As of or for the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except per share data)	2020	2019	2018
RESULTS OF OPERATIONS
Interest and dividend income	$66,907	$66,932	$64,553
Interest expense	3,988	6,321	4,073
Net interest income	62,919	60,611	60,480
Provision for loan losses	4,239	5,945	3,153
Net interest income after provision for loan losses	58,680	54,666	57,327
Non-interest income	21,124	20,073	23,074
Non-interest expenses	55,935	55,696	56,766
Income before income tax expense	23,869	19,043	23,635
Income tax expense	4,607	3,434	4,009
Net income	$19,262	$15,609	$19,626

Basic and diluted earnings per share	$4.01	$3.21	$4.06
Average basic and diluted shares outstanding	4,802	4,869	4,832

PERFORMANCE RATIOS
Return on average assets	0.94%	0.88%	1.14%
Return on average equity	9.94%	8.86%	12.76%
Return on average tangible equity (a)	11.24%	10.18%	15.07%
Efficiency ratio (unadjusted) (g)	66.56%	69.03%	67.94%
Efficiency ratio (adjusted) (a) (b)	65.71%	67.95%	67.22%
Non-interest expense to average assets (a) (c)	2.73%	3.16%	3.31%
Loans to deposits	75.40%	83.28%	83.60%

AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.06%	4.50%	4.39%
Yield on investments	1.65%	2.37%	2.19%
Yield on interest-earning assets	3.46%	4.02%	3.96%
Cost of interest-bearing deposits	0.31%	0.56%	0.31%
Cost of borrowings	1.65%	3.53%	2.37%
Cost of interest-bearing liabilities	0.32%	0.57%	0.37%
Interest rate spread	3.14%	3.45%	3.59%
Net interest margin, fully taxable equivalent	3.25%	3.64%	3.72%

CAPITAL
Total equity to total assets at end of year	8.76%	10.22%	9.40%
Tangible equity to tangible assets at end of year (a)	7.87%	9.07%	8.19%

Book value per share	$42.53	$37.35	$33.99
Tangible book value per share (a)	37.83	32.74	29.22
Year-end market value per share	33.95	42.50	41.31
Dividends declared per share	1.04	1.04	1.04

	As of or for the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except per share data)	2020	2019	2018
AVERAGE BALANCES
Loans (d)	$1,456,096	$1,296,426	$1,320,059
Interest-earning assets	1,945,062	1,674,668	1,638,803
Total assets	2,046,786	1,764,401	1,716,992
Deposits	1,807,478	1,558,164	1,515,658
Total equity	193,741	176,138	153,793
Tangible equity (a)	171,413	153,278	130,256

ASSET QUALITY
Net charge-offs	$6,792	$1,411	$5,369
Non-performing loans (e)	9,952	18,008	12,254
Non-performing assets (f)	10,189	18,525	12,828
Allowance for loan losses	20,924	23,478	18,944

Annualized net charge-offs to average loans	0.47%	0.11%	0.41%
Non-performing loans to total loans	0.65%	1.38%	0.93%
Non-performing assets to total assets	0.45%	1.04%	0.73%
Allowance for loan losses to total loans	1.36%	1.79%	1.44%
Allowance for loan losses to non-performing loans	210.25%	130.38%	154.59%

(a) See the GAAP to Non-GAAP reconciliations on pages 75-78.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal accruals and settlements divided by the total of fully taxable equivalent net interest income plus non-interest income less net gains on securities transactions.
(c) For the non-interest expense to average assets ratio, non-interest expense does not include legal accruals and settlements. See Note 17 of the audited consolidated financial statements for further discussion.
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

The following table presents selected financial information for the years indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,
	2020	2019	Change	Percentage Change
Net interest income	$62,919	$60,611	$2,308	3.8%
Non-interest income	21,124	20,073	1,051	5.2%
Non-interest expenses	55,935	55,696	239	0.4%
Pre-provision income	28,108	24,988	3,120	12.5%
Provision for loan losses	4,239	5,945	(1,706)	(28.7)%
Income tax expense	4,607	3,434	1,173	34.2%
Net income	$19,262	$15,609	$3,653	23.4%

Basic and diluted earnings per share	$4.01	$3.21	$0.80	24.9%

Selected financial ratios
Return on average assets	0.94%	0.88%
Return on average equity	9.94%	8.86%
Net interest margin, fully taxable equivalent	3.25%	3.64%
Efficiency ratio (adjusted) (a)	65.71%	67.95%
Non-interest expense to average assets (a)	2.73%	3.16%
(a) See the GAAP to Non-GAAP reconciliations on pages 75-78.

Net income for the year ended December 31, 2020 was $19.3 million, or $4.01 per share, compared with net income of $15.6 million, or $3.21 per share, for the prior year. Return on average equity for the year ended December 31, 2020 was 9.94%, compared with 8.86% for the prior year. The increase in net income for the year ended December 31, 2020, compared to the prior year, was driven by increases in net interest income and non-interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expenses and income tax expense.

Net interest income
Net interest income increased $2.3 million, or 3.8% in 2020, compared with the prior year. The increase was due primarily to the impact of an increase of $270.4 million in average interest-earning assets, offset by the impact of a thirty-nine basis points decline in net interest margin.

Non-interest income
Non-interest income increased $1.1 million, or 5.2% in 2020, compared to the prior year. The increase was due primarily to increases of $1.3 million in net gains on sales of residential mortgage loans sold into the secondary market, $0.2 million in net gains on the sale of four commercial loans, three of which were non-performing, $0.4 million in interest rate swap fees earned, and a $0.6 million credit adjustment to Chemung Risk Management loss reserves, offset by a decrease of $1.3 million in service charges on deposit accounts primarily attributable to a decrease in NSF and overdraft fees as compared to the prior year.

Non-interest expenses
Non-interest expenses increased $0.2 million, or 0.4% in 2020, compared to the prior year. The increase was due primarily to increases of $0.8 million in salaries and wage expense, $0.5 million in FDIC insurance expense, and $0.4 million in loan expenses, offset by decreased spending across most other categories, including $0.4 million in furniture and equipment expenses, $0.3 million in marketing and advertising expenses, and $0.3 million in pension and other employee benefits, and a $0.5 million increase in the credit related to the net periodic pension and post-retirement benefits.

The increase in salaries and wage expense was primarily attributed to annual merit increases and an increase in commission and reward expenses. The increase in FDIC insurance expense was primarily attributed to the receipt of a $0.4 million credit in 2019 related to the Deposit Insurance Fund's (DIF) minimum reserve ratio assessment. The increase in loan expenses was primarily attributed to legal fees associated with a legal action taken by the Corporation related to the $4.2 million impairment of a commercial credit disclosed in the Corporation's Current Report on Form 8-K, dated September 12, 2019, and an increase in loan volume during 2020 when compared to the prior year. The decrease in furniture and equipment expenses was primarily attributed to normal depreciation and a reduction in one-time service contract expenditures. The decrease in marketing and advertising expenses was primarily attributed to the cancellation of directed marketing initiatives due to the COVID-19 pandemic. The decrease in pension and other employee benefits in 2020 was primarily attributed to a decrease in healthcare expenses when compared to the prior year. The increase in the credit related to the net periodic pension and post-retirement benefits was primarily due to a change in factors used to prepare annual actuarial estimates. For the years ended December 31, 2020 and 2019, the ratio of non-interest expense to average assets was 2.73% and 3.16%, respectively.

Provision for loan losses
The provision for loan losses decreased $1.7 million, or 28.7% in 2020, compared to the prior year. The decrease in provision for loan losses in 2020 was primarily due to a specific impairment of $4.2 million related to a participation interest in a commercial credit in the prior year. The Corporation is closely monitoring the loan portfolio for effects related to COVID-19. In 2020, the Company increased the allowance by $4.5 million for probable incurred credit losses related to the COVID-19 pandemic, of which $4.0 million remains part of the allowance at year end. Net charge-offs were $6.8 million in 2020, compared with $1.4 million for the prior year. The increase in net charge-offs was due primarily to a charge-off of a large commercial participation loan for $3.8 million and a $2.1 million partial charge-off of a commercial loan.

Income tax expense
Income tax expense increased $1.2 million, or 34.2% in 2020, compared to the prior year. The effective tax rate for 2020 increased to 19.3% compared to 18.0% for the prior year. The increase in income tax expense was primarily due to an increase in pretax income.

The following table presents selected financial information for the years indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,
	2019	2018	Change	Percentage Change
Net interest income	$60,611	$60,480	$131	0.2%
Non-interest income	20,073	23,074	(3,001)	(13.0)%
Non-interest expenses	55,696	56,766	(1,070)	(1.9)%
Pre-provision income	24,988	26,788	(1,800)	(6.7)%
Provision for loan losses	5,945	3,153	2,792	88.6%
Income tax expense	3,434	4,009	(575)	(14.3)%
Net income	$15,609	$19,626	$(4,017)	(20.5)%

Basic and diluted earnings per share	$3.21	$4.06	$(0.85)	(20.9)%

Selected financial ratios
Return on average assets	0.88%	1.14%
Return on average equity	8.86%	12.76%
Net interest margin, fully taxable equivalent	3.64%	3.72%
Efficiency ratio (adjusted) (a)	67.95%	67.22%
Non-interest expense to average assets (a)	3.16%	3.31%
(a) See the GAAP to Non-GAAP reconciliations on pages 75-78.

Net income for the year ended December 31, 2019 was $15.6 million, or $3.21 per share, compared to net income of $19.6 million, or $4.06 per share, for the prior year. Return on average equity for the year ended December 31, 2019 was 8.86%, compared with 12.76% for the prior year. The decrease in net income for the year ended December 31, 2019, compared with the prior year, was driven by a decrease in non-interest income and an increase in the provision for loan losses, partially offset by an increase in net interest income and decreases in non-interest expenses and income tax expense.

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

Non-interest expense
Non-interest expense decreased $1.1 million, or 1.9% in 2019, compared to the prior year. The decrease was due primarily to decreases of $1.0 million in legal accruals and settlements, $0.6 million in net occupancy expenses, $0.6 million in FDIC insurance expense, $0.3 million in professional services, $0.3 million in other real estate owned expenses, and $0.2 in marketing and advertising expenses. These items were partially offset by increases of $1.1 million in salaries and wages, $0.4 million in pension and other employee benefits, $0.4 million in data processing expenses, and $0.1 million in other non-interest expenses. The decrease in legal accruals and settlements was due to the resolution by way of a settlement agreement in the matter of Fane v. Chemung Canal Trust Company. This matter was settled in March 2018. Additional information can be found in Note 17 of the audited Consolidated Financial Statements. The decrease in net occupancy and furniture and equipment expenses was mostly attributable to a reduction in depreciation expense related to mechanical equipment, the closing of two branches in 2019, and the reduction in non-capitalizable fixed asset purchases as compared to the prior year due to the opening of two new branches in 2018. The decrease in FDIC insurance expense was primarily due to the receipt of a $0.4 million credit related to the Deposit Insurance Fund’s (DIF) minimum reserve ratio assessment. The decrease in professional services was due to consulting fees incurred in the prior year associated with a sales tax refund in the prior year. The decrease in other real estate owned expenses can be attributed to a reduction in the number of OREO properties in 2019 as compared to 2018. The decrease in marketing and advertising expenses was due to an increased marketing effort in 2018 to support the opening of two denovo branches during the year. The increase in salaries and wages can be attributed to annual merit increases and a lower vacancy rate in 2019. The increase in pension and other employee benefits can be attributed to full vesting of stock awards related to an executive retirement and an increase in payroll tax and health insurance expenses. The increase in other non-interest expense can be attributed to a $0.3 million charge taken to recognize the impairment of a fixed asset. For the years ended December 31, 2019 and 2018, non-interest expense to average assets was 3.16% and 3.31%, respectively.

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

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the years ended December 31, 2020 and 2019 and for the years ended December 31, 2019 and 2018. For a discussion of the Critical Accounting Policies and Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see pages 42 and 43.

Net Interest Income

The following table presents net interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2020	2019	Change	Percentage Change
Interest and dividend income	$66,907	$66,932	$(25)	—%
Interest expense	3,988	6,321	(2,333)	(36.9)%
Net interest income	$62,919	$60,611	$2,308	3.8%

Net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities and the interest expense accrued on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the year ended December 31, 2020 totaled $62.9 million, an increase of $2.3 million, or 3.8%, compared with $60.6 million for the prior year. Fully taxable equivalent net interest margin was 3.25% for the year ended December 31, 2020 compared with 3.64% for the prior year. The increase in net interest income was primarily due to increases of $0.8 million in interest income on loans, including fees, and $0.7 million in interest and dividend income on taxable securities, and a decrease of $2.3 million in total interest expense, offset by a decrease of $1.5 million in interest income on interest-earning deposits.

The increase in interest income on loans was due primarily to an increase of $1.7 million in interest income on commercial loans primarily attributable to a $157.8 million increase in the average balance of commercial loans and the recognition of $3.8 million of PPP loan fees, partially offset by a decrease in the average commercial portfolio yield of 56 basis points due to a decrease in interest rates. Interest income on mortgage loans increased $0.9 million primarily due to an increase of $28.2 million in the average balance of mortgage loans, partially offset by a decrease in average mortgage portfolio yield of nine basis points due to a decrease in interest rates. These increases were offset by a decrease of $1.8 million in interest income on consumer loans which can be attributed to both decreases in the average balances and average portfolio yield on consumer loans. The increase in interest and dividend income on taxable securities was due primarily to an increase in average invested balances of $77.7 million, partially offset by a decrease in average interest rates. The decrease in interest on interest-earning deposits was due primarily to the sharp drop in interest rates on overnight deposits with the average yield on interest-earning deposits declining from 2.26% in 2019 to 0.54% in 2020, offset by a $38.9 million increase in the average balance of interest-earning deposits. The decrease in interest expense on deposits was due primarily to the decreases in average rates paid on interest-bearing checking, savings and money market products in response to the Federal Reserve's 50 and 100 basis points drop on overnight rates in March, 2020. Average interest-earning assets increased $270.4 million in 2020 when compared to the prior year. The average yield on average interest-earning assets decreased 56 basis points, while the average cost of interest-bearing liabilities decreased 25 basis points, as compared to the prior year.

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

Average Consolidated Balance Sheet and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the years ended December 31, 2020, 2019 and 2018. It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the years ended December 31, 2020, 2019 and 2018. For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2020			2019			2018
(in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$1,020,292	$41,936	4.11%	$862,479	$40,250	4.67%	$853,240	$39,166	4.59%
Mortgage loans	211,929	7,885	3.72%	183,696	6,998	3.81%	191,668	7,197	3.75%
Consumer loans	223,875	9,358	4.18%	250,251	11,133	4.45%	275,151	11,625	4.22%
Taxable securities	307,933	6,012	1.95%	230,263	5,276	2.29%	234,407	4,815	2.05%
Tax-exempt securities	41,582	1,306	3.14%	47,464	1,408	2.97%	51,036	1,414	2.77%
Interest-earning deposits	139,451	755	0.54%	100,515	2,270	2.26%	33,301	756	2.27%
Total interest-earning assets	1,945,062	67,252	3.46%	1,674,668	67,335	4.02%	1,638,803	64,973	3.96%

Non-interest earning assets:
Cash and due from banks	25,040			25,976			27,122
Premises and equipment, net	21,462			25,911			26,024
Other assets	69,774			59,306			54,831
Allowance for loan losses	(24,695)			(20,886)			(20,534)
AFS valuation allowance	10,143			(574)			(9,254)
Total assets	$2,046,786			$1,764,401			$1,716,992

Interest-bearing liabilities:
Interest-bearing demand deposits	$246,133	334	0.14%	$191,759	767	0.40%	$156,432	365	0.23%
Savings and insured money market deposits	797,287	1,282	0.16%	739,417	3,073	0.42%	764,420	2,044	0.27%
Time deposits	190,072	2,211	1.16%	164,604	2,333	1.42%	134,837	914	0.68%
Long-term advances, and other debt	9,729	161	1.65%	4,187	148	3.53%	31,590	750	2.37%
Total interest-bearing liabilities	1,243,221	3,988	0.32%	1,099,967	6,321	0.57%	1,087,279	4,073	0.37%

Non-interest bearing liabilities:
Demand deposits	573,986			462,384			459,969
Other liabilities	35,838			25,912			15,951
Total liabilities	1,853,045			1,588,263			1,563,199
Shareholders' equity	193,741			176,138			153,793
Total liabilities and shareholders’ equity	$2,046,786			$1,764,401			$1,716,992
Fully taxable equivalent net interest income		63,264			61,014			60,900
Net interest rate spread (1)			3.14%			3.45%			3.59%
Net interest margin, fully taxable equivalent (2)			3.25%			3.64%			3.72%
Taxable equivalent adjustment		(345)			(403)			(420)
Net interest income		$62,919			$60,611			$60,480
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

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	2020 vs. 2019			2019 vs. 2018
	Increase/(Decrease)			Increase/(Decrease)
(in thousands)	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate
Interest income
Commercial loans	$1,686	$6,870	$(5,184)	$1,084	$415	$669
Mortgage loans	887	1,056	(169)	(199)	(310)	111
Consumer loans	(1,775)	(1,127)	(648)	(492)	(1,097)	605
Taxable securities	736	1,601	(865)	461	(87)	548
Tax-exempt securities	(102)	(180)	78	(6)	(103)	97
Interest-earning deposits	(1,515)	658	(2,173)	1,514	1,517	(3)
Total interest income	(83)	8,878	(8,961)	2,362	335	2,027

Interest expense
Interest-bearing demand deposits	(433)	172	(605)	402	94	308
Savings and insured money market deposits	(1,791)	232	(2,023)	1,029	(71)	1,100
Time deposits	(122)	337	(459)	1,419	239	1,180
Long-term advances and other debt	13	122	(109)	(602)	(853)	251
Total interest expense	(2,333)	863	(3,196)	2,248	(591)	2,839

Fully taxable equivalent net interest income	$2,250	$8,015	$(5,765)	$114	$926	$(812)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Management continues to evaluate the potential impact of the COVID-19 pandemic as it relates to the loan portfolio. As part of this analysis, management identified what it believes to be higher risk loans through a detailed analysis of industry codes. During 2020, management increased certain allowance qualitative factors based on its assessment of the impact of the current pandemic on local, national and global economic conditions as well as the perceived risks inherent in specific industries and credit characteristics.

Based on this analysis, the provision for loan losses for the years ended December 31, 2020, 2019 and 2018 were $4.2 million, $5.9 million and $3.2 million, respectively. The decrease in provision for loan losses in 2020 was primarily due to a specific impairment of $4.2 million related to a participation interest in a commercial credit in the prior year. The Corporation is closely monitoring the loan portfolio for effects related to COVID-19. In 2020, the Company increased the allowance by $4.5 million for probable incurred credit losses related to the COVID-19 pandemic, of which $4.0 million remains part of the allowance at year end. The increase in provision for loan losses in 2019, as compared to 2018, was primarily the result of specific impairments in loans identified as impaired, including $1.8 million in specific reserves related to a commercial real estate loan and $4.2 million in specific reserves related to a participating interest in a commercial and industrial credit, offset by a decline in volume and loss factors on commercial and consumer unclassified pooled loans. Net charge-offs for the years ended December 31, 2020, 2019 and 2018 were $6.8 million, $1.4 million and $5.4 million, respectively.

Non-interest income

The following table presents non-interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2020	2019	Change	Percentage Change
WMG fee income	$9,492	$9,503	$(11)	(0.1)%
Service charges on deposit accounts	3,134	4,460	(1,326)	(29.7)%
Interchange revenue from debit card transactions	4,068	4,104	(36)	(0.9)%
Net gains on securities transactions	—	19	(19)	N/M
Change in fair value of equity investments	89	81	8	9.9%
Net gains on sales of loans held for sale	1,730	248	1,482	597.6%
Net gains (losses) on sales of other real estate owned	(79)	(99)	20	(20.2)%
Income from bank owned life insurance	161	63	98	155.6%
CFS fee and commission income	657	673	(16)	(2.4)%
Other	1,872	1,021	851	83.3%
Total non-interest income	$21,124	$20,073	$1,051	5.2%

Non-interest income for the year ended December 31, 2020 was $21.1 million compared with $20.1 million for the prior year, an increase of $1.1 million, or 5.2%. The increase was due primarily to increases of $1.5 million in net gains on sales of loans held for sale and $0.9 million in other non-interest income, offset by a decrease of $1.3 million in service charges on deposit accounts.

Net gains on sales of loans held for sale
Net gains on sales of loans held for sale increased in 2020 compared to the prior year primarily due to net gains on sales of residential mortgage loans sold into the secondary market and net gains on the sale of four commercial loans, three of which were non-performing.

Other non-interest income
Other non-interest income increased in 2020 compared to the prior year primarily due to an increase in interest rate swap fees earned and a credit adjustment to Chemung Risk Management loss reserves.

Service charges on deposit accounts
Service charges on deposit accounts decreased in 2020 compared to the prior year due to a decrease in NSF and overdraft fee income.

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

Total non-interest income for year ended December 31, 2019 decreased $3.0 million compared to the prior year. The decrease was due primarily to decreases of $1.9 million in the change in fair value of equity investments, $0.9 million in other non-interest income, $0.2 million in net gains (losses) on sales of other real estate owned, and $0.3 million in service charges on deposit accounts, offset by an increase of $0.2 million in WMG fee income and an increase of $0.2 million in CFS fee and commission income.

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

Non-interest expenses

The following table presents non-interest expenses for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2020	2019	Change	Percentage Change
Compensation expenses:
Salaries and wages	$24,250	$23,420	$830	3.5%
Pension and other employee benefits	5,553	5,902	(349)	(5.9)%
Other components of net periodic pension cost (benefits)	(1,017)	(541)	(476)	(88.0)%
Total compensation expenses	28,786	28,781	5	—%

Non-compensation expenses:
Net occupancy	5,885	5,969	(84)	(1.4)%
Furniture and equipment	2,078	2,497	(419)	(16.8)%
Data processing	7,576	7,386	190	2.6%
Professional services	1,725	1,885	(160)	(8.5)%
Amortization of intangible assets	484	609	(125)	(20.5)%
Marketing and advertising	631	932	(301)	(32.3)%
Other real estate owned expense	102	115	(13)	(11.3)%
FDIC insurance	987	537	450	83.8%
Loan expense	1,173	787	386	49.0%
Other	6,508	6,198	310	5.0%
Total non-compensation expenses	27,149	26,915	234	0.9%
Total non-interest expenses	$55,935	$55,696	$239	0.4%

Non-interest expense increased $0.2 million, or 0.4% in 2020. The increase was due primarily to increases of $0.8 million in salaries and wage expense, $0.5 million in FDIC insurance expense, and $0.4 million in loan expenses, offset by decreased spending across most other categories, including $0.4 million in furniture and equipment expenses, $0.3 million in marketing and advertising expenses, and $0.3 million in pension and other employee benefits, and a $0.5 million increase in the credit related to the net periodic pension and post-retirement benefits.

Compensation expenses
Compensation expenses remained flat in 2020 compared to the prior year. Salaries and wage expense increased due to annual merit increases and an increase in commission and reward expense related to facilitating nearly 1,300 PPP loans. This increase was offset by a decrease in pension and other employee benefits primarily attributed to a decrease in healthcare expenses when compared to the prior year. The increase in the credit related to the net periodic pension and post-retirement benefits was primarily due to a change in factors used to prepare annual actuarial estimates.

Non-compensation expenses
The increase in FDIC insurance expense was primarily attributed to the receipt of a $0.4 million credit in 2019 related to the Deposit Insurance Fund's (DIF) minimum reserve ratio assessment. The increase in loan expenses was primarily attributed to legal fees associated with a legal action taken by the Corporation related to the $4.2 million impairment of a commercial credit disclosed in the Corporations' Current Report on Form 8-K, dated September 12, 2019, and an increase in loan volume during 2020 when compared to the prior year. The decrease in furniture and equipment expenses was primarily attributed to normal depreciation and a reduction in one-time service contract expenditures. The decrease in marketing and advertising expenses was primarily attributed to the cancellation of directed marketing initiatives due to the COVID-19 pandemic.

The following table presents non-interest expense for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2019	2018	Change	Percentage Change
Compensation expenses:
Salaries and wages	$23,420	$22,322	$1,098	4.9%
Pension and other employee benefits	5,902	5,524	378	6.8%
Other components of net periodic pension cost (benefits)	(541)	(770)	229	29.7%
Total compensation expenses	28,781	27,076	1,705	6.3%

Non-compensation expenses:
Net occupancy	5,969	6,550	(581)	(8.9)%
Furniture and equipment	2,497	2,550	(53)	(2.1)%
Data processing	7,386	6,997	389	5.6%
Professional services	1,885	2,169	(284)	(13.1)%
Legal settlements	—	989	(989)	(100.0)%
Amortization of intangible assets	609	734	(125)	(17.0)%
Marketing and advertising	932	1,181	(249)	(21.1)%
Other real estate owned expense	115	422	(307)	(72.7)%
FDIC insurance	537	1,142	(605)	(53.0)%
Loan expense	787	863	(76)	(8.8)%
Other	6,198	6,093	105	1.7%
Total non-compensation expenses	26,915	29,690	(2,775)	(9.3)%
Total non-interest expenses	$55,696	$56,766	$(1,070)	(1.9)%

Non-interest expense decreased $1.1 million, or 1.9% in 2019. The decrease was due primarily to decreases of $1.0 million in legal accruals and settlements, $0.6 million in net occupancy expenses, $0.6 million in FDIC insurance expense, $0.3 million in professional services, $0.3 million in other real estate owned expenses, and $0.2 million in marketing and advertising expenses. These items were partially offset by increases of $1.1 million in salaries and wages, $0.4 million in pension and other employee benefits, $0.4 million in data processing expenses, and $0.1 million in other non-interest expenses.

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

Non-compensation expenses
The decrease in legal accruals and settlements was due to the resolution by way of a settlement agreement in the matter of Fane v. Chemung Canal Trust Company. This matter was settled in March 2018. Additional information can be found in Note 17 of the audited Consolidated Financial Statements. The decrease in net occupancy and furniture and equipment expenses was mostly attributable to a reduction in depreciation expense related to mechanical equipment, the closing of two branches in 2019, and the reduction in non-capitalizable fixed asset purchases as compared to the prior year due to the opening of two new branches in 2018. The decrease in FDIC insurance expense was primarily due to the receipt of a $0.4 million credit related to the Deposit Insurance Fund’s (DIF) minimum reserve ratio assessment. The decrease in professional services was due to consulting fees incurred in the prior year associated with a sales tax refund in the prior year. The decrease in other real estate owned expenses can be attributed to a reduction in the number of OREO properties in 2019 as compared to 2018. The decrease in marketing and advertising expenses was due to an increased marketing effort in 2018 to support the opening of two denovo branches during the year. The increase in other non-interest expense can be attributed to a $0.3 million charge taken to recognize the impairment of a fixed asset.

Income tax expense
The following table presents income tax expense and the effective tax rate for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2020	2019	Change	Percentage Change
Income before income tax expense	$23,869	$19,043	$4,826	25.3%
Income tax expense	$4,607	$3,434	$1,173	34.2%
Effective tax rate	19.3%	18.0%

The effective tax rate increased to 19.3% for the year ended December 31, 2020 compared with 18.0% for the prior year. The increase in the effective tax rate can be attributed to an increase in state tax liability. The increase in income tax expense can be attributed to an increase in pre-tax income.

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

COVID-19

The Effect of COVID-19 on Our Business
The Corporation remained flexible with its COVID-19 response, adapting weekly to new micro-cluster zone restrictions and spiking positivity rates throughout our footprint. This flexibility allowed us to ensure a healthy and safe work environment for our colleagues, clients and the communities we assist. At all times, social distancing, sanitizing and facial coverings were required and at certain times, access to branches was limited or restricted. When the need arose to temporarily close a branch, impacted customers were directed to adjacent branches when possible, and offices were immediately deep-cleaned to ensure a safe work environment when employees and customers returned. At the date of this filing all of our 30 branches are open with normal business hours. The Corporation further assisted its customer base as the initial Paycheck Protection Program (PPP) moved forward with its Forgiveness phase, with the Small Business Administration (SBA) beginning to approve forgiveness applications on October 2, 2020. The Corporation is also participating in the latest round of PPP, and began accepting applications on January 19, 2021.

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
On June 17, 2020 the New York legislature passed, and Governor Cuomo signed, new legislation which allows certain borrowers to extend the period of forbearance on a primary residence if financial hardship is demonstrated as a result of COVID-19. At its highest point as of May 31, 2020, total loan forbearances represented 15.77% of the Corporation's total loan portfolio. As of December 31, 2020, total loan forbearances decreased to 1.35% of the total loan portfolio. As of December 31, 2020, 76.2% of total loan forbearances related to accommodation and food services, 19.0% to entertainment and recreation, and 4.8% to other industries.

COVID-19 Loan Modifications Outstanding As Of
	June 30, 2020		September 30, 2020		December 31, 2020
	# Clients	Total Loan Balance	# Clients	Total Loan Balance	# Clients	Total Loan Balance

Commercial	172	$167.7 million	31	$43.3 million	13	$19.8 million
Retail and Residential	457	$18.0 million	43	$2.5 million	18	$1.0 million

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
Paycheck Protection Program Initiative

As part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), Congress established the Paycheck Protection Program (PPP) under the direction of the United States Small Business Administration (SBA). Included in the legislation, and additional legislation approved by Congress on April 23, 2020, June 5, 2020 and December 27, 2020, was a total of $659 billion to assist small businesses by providing SBA guaranteed loans to help pay for payroll, in addition to other expenses such as interest expense on mortgages, rent or utility payments. PPP loans have an interest rate of 1.0% and two-year or five-year loan terms to maturity. The funds are an effort to encourage retention of employees and up to the entire loan balance and interest may be forgiven, if the borrower meets certain predetermined SBA criteria. Businesses with less than 500 employees are eligible, although certain corporate organizational structures were not included in the legislation. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans.

The Corporation successfully navigated the processes set forth by the SBA and assisted customers and non-customers through Phase 1 of the PPP, originating a total of 1,260 loans. The Corporation then assisted the businesses who received PPP loans with the forgiveness application phase of the program. As of December 31, 2020, the Corporation submitted 157 loans, a total of $49.0 million, to the SBA for forgiveness of which $39.0 million, 141 loans, was forgiven by the SBA.

A second round of COVID-19 Relief totaling $248 billion to provide PPP loans to certain eligible small businesses was included in the Consolidated Appropriation Act of 2021, signed into law by the President on December 27, 2020. A total of 589 applications have been funded for a total of $64.2 million, as of the date of this filing.

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

Outlook

Management believes that the Corporation's liquidity position is strong. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, FHLB borrowings, securities sold under agreements to repurchase and other borrowings. At December 31, 2020, the Corporation's cash and cash equivalents balance was $108.5 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of December 31, 2020, the Corporation's investment in securities available for sale was $554.6 million, $373.8 million of which was not pledged as collateral. Additionally, the Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $89.6 million as of December 31, 2020. The Corporation did not experience excessive draws on available working capital lines of credit and home equity lines of credit during 2020 due to the COVID-19 pandemic. Nor has the Corporation experienced any significant or unusual activity related to customer reaction to the COVID-19 pandemic that would create stress on the Corporation's liquidity position.
With respect to the Corporation's credit risk and lending activities, management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Management continues to evaluate the potential impact of the COVID-19 pandemic as it relates to the loan portfolio. As part of this analysis, management identified what it believes to be higher risk loans through a detailed analysis of industry codes. During 2020, management increased certain allowance qualitative factors based on its assessment of the impact of the current pandemic on local, national and global economic conditions as well as the perceived risks inherent in specific industries and credit characteristics.

Financial Condition

The following table presents selected financial information at December 31, 2020 and 2019, and the dollar and percent change (in thousands):

	December 31, 2020	December 31, 2019	Change	Percentage Change
Assets
Total cash and cash equivalents	$108,538	$121,904	$(13,366)	(11.0)%
Total investment securities, FHLB, and FRB stock	562,772	292,478	270,294	92.4%

Loans, net of deferred loan fees	1,536,463	1,309,219	227,244	17.4%
Allowance for loan losses	(20,924)	(23,478)	2,554	(10.9)%
Loans, net	1,515,539	1,285,741	229,798	17.9%

Goodwill and other intangible assets, net	22,082	22,566	(484)	(2.1)%
Other assets	70,520	65,138	5,382	8.3%
Total assets	$2,279,451	$1,787,827	$491,624	27.5%

Liabilities and Shareholders’ Equity
Total deposits	$2,037,774	$1,572,138	$465,636	29.6%
Capital lease obligation	3,849	4,085	(236)	(5.8)%
Other liabilities	38,129	28,977	9,152	31.6%
Total liabilities	2,079,752	1,605,200	474,552	29.6%

Total shareholders’ equity	199,699	182,627	17,072	9.3%
Total liabilities and shareholders’ equity	$2,279,451	$1,787,827	$491,624	27.5%

Cash and cash equivalents
The decrease in cash and cash equivalents can be mostly attributed to changes in securities, loans, deposits, and borrowings, offset by net income.

Investment securities
The increase in securities available for sale and held to maturity can be mostly attributed to purchases of investment securities exceeding sales, maturities and calls.
Loans, net
The increase in total loans, net, can be mostly attributed to the growth of $206.5 million in commercial loans and $51.1 million in residential mortgages, offset by a decrease of $14.4 million in indirect consumer and $15.9 million in other consumer loans. $150.9 million of the increase in loans related to the PPP.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net, can be attributed to amortization of other intangible assets. There were no impairments of goodwill or other intangible assets during the years ended December 31, 2020 and 2019.

Other assets
The increase in other assets can be mostly attributed to an increase of $8.2 million in interest rate swap assets, offset by a decrease in fixed assets of $3.2 million primarily due to normal depreciation.

Deposits
The increase in deposits can be attributed to increases of $152.2 million in non-interest bearing demand deposits, $124.6 million in time deposits, $82.1 million in interest-bearing demand deposits, $73.3 million in money market accounts and $33.5 million in savings accounts. The increase in non-interest-bearing demand deposits was mostly attributable to an increase in personal customer deposits. The increase in interest-bearing demand deposits was due primarily to an increase in commercial deposits and the increase in time deposits was primarily due to an increase in municipal certificates of deposit. The increase in money market accounts can mostly be attributed to an increase in ICS deposits, and an increase in personal customer deposits. Overall, customer deposits were impacted by the receipt of stimulus checks and PPP loan disbursements during the year.

Other Liabilities
The increase in other liabilities can be mostly attributed to an increase of $8.2 million in interest rate swap liabilities.

Shareholders’ equity
The increase in shareholders' equity was due primarily to an increase in retained earnings of $14.3 million, which was a result of earnings of $19.3 million, offset by $5.0 million in dividends declared during the current year. The increase in accumulated other comprehensive income of $8.2 million can mostly be attributed to an increase in the fair value of the securities portfolio. Also, treasury stock increased $5.8 million primarily due to the Corporation's common stock repurchase program. As of December 31, 2020, all 250,000 shares were repurchased at an average cost of $29.40 per share. As previously announced on January 8, 2021, the Corporation announced a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. As of March 12, 2021 20,625 shares have been repurchased, at an average cost of $34.98 per share.
Assets under management or administration
The market value of total assets under management or administration in WMG was $2.091 billion, including $305.5 million of assets held under management or administration for the Corporation, at December 31, 2020 compared with $1.915 billion, including $289.7 million of assets held under management or administration for the Corporation, at December 31, 2019, an increase of $175.5 million, or 9.2%.

Balance Sheet Comparisons

The table below contains selected average balance sheet information for each year in the five-year period ended December 31, 2020 (in millions):

SELECTED AVERAGE BALANCE SHEET INFORMATION
						% Change	Compounded Annual
						2019 to	Growth 5
Average Balance Sheet	2020	2019	2018	2017	2016	2020	Years
Total assets	$2,046.8	$1,764.4	$1,717.0	$1,713.2	$1,667.2	16.0%	5.3%
Interest-earning assets (1)	1,945.1	1,674.7	1,638.8	1,623.9	1,571.5	16.1%	5.7%
Loans (2)	1,456.1	1,296.4	1,320.1	1,251.2	1,194.6	12.3%	5.0%
Investments (3)	489.0	378.2	318.7	372.7	376.9	29.3%	7.8%
Deposits	1,807.5	1,558.2	1,515.7	1,514.5	1,450.5	16.0%	5.7%
Borrowings (4)	9.7	4.2	31.6	32.4	55.5	131.0%	(29.6)%
Shareholders’ equity	193.7	176.1	153.8	151.2	142.9	10.0%	7.0%
(1) Average interest-earning assets include securities available for sale at estimated fair value and securities held to maturity based on amortized cost, loans and loans held for sale net of deferred loan fees, interest-earning deposits, FHLBNY stock, FRBNY stock and federal funds sold. For 2017-2020, average interest-earning assets also include equity investments.
(2) Average loans and loans held for sale, net of deferred loan fees.
(3) Average balances for investments include securities available for sale at estimated fair value and securities held to maturity, based on amortized cost, FHLBNY stock, FRBNY stock, federal funds sold and interest-earning deposits. For 2017-2020, average balances for investments securities also include equity investments.
(4) Average borrowings include overnight and PPPLF advances, securities sold under agreements to repurchase and capitalized lease obligations.

The table below contains selected year-end balance sheet information for each year in the five-year period ended December 31, 2020 (in millions):

SELECTED YEAR-END BALANCE SHEET INFORMATION
						% Change	Compounded Annual
						2019 to	Growth 5
Ending Balance Sheet	2020	2019	2018	2017	2016	2020	Years
Total assets	$2,279.5	$1,787.8	$1,755.3	$1,707.6	$1,657.2	27.5%	7.1%
Interest-earning assets (1)	2,178.5	1,699.6	1,661.5	1,620.1	1,560.0	28.2%	7.4%
Loans (2)	1,536.6	1,310.4	1,312.4	1,312.4	1,200.7	17.3%	5.6%
Allowance for loan losses	20.9	23.5	18.9	21.2	14.3	(11.1)%	7.9%
Investments (3)	641.8	389.2	349.1	307.8	359.3	64.9%	12.5%
Deposits	2,037.8	1,572.1	1,569.2	1,467.4	1,456.3	29.6%	7.8%
Borrowings (4)	3.8	4.1	4.3	74.2	41.4	(7.3)%	(43.2)%
Shareholders’ equity	199.7	182.6	165.0	149.8	143.7	9.4%	7.8%
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

Cash and Cash Equivalents

Total cash and cash equivalents decreased $13.4 million since December 31, 2019, due to a decrease of $17.6 million in interest-earning deposits in other financial institutions, offset by an increase of $4.3 million in cash and due from financial institutions.

Securities

The Corporation’s Funds Management Policy includes an investment policy that in general, requires debt securities purchased for the bond portfolio to carry a minimum agency rating of "Baa." After an independent credit analysis is performed, the policy also allows the Corporation to purchase local municipal obligations that are not rated. The Corporation intends to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public deposits, repurchase agreements and other types of transactions. Fluctuations in the fair value of the Corporation’s securities relate primarily to changes in interest rates.
Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity. The composition of the available for sale and held to maturity securities portfolios are summarized in the tables below (in thousands):

SECURITIES AVAILABLE FOR SALE

	December 31, 2020		December 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government sponsored enterprises	$—	$—	$—	$—	$5,489	$5,472
Mortgage-backed securities, residential	458,245	467,866	225,029	225,234	189,111	183,192
Obligations of states and political subdivisions	40,662	43,405	41,265	42,845	44,390	44,152
Other securities (a)	43,455	43,340	15,962	16,011	9,506	9,442
Totals	$542,362	$554,611	$282,256	$284,090	$248,496	$242,258
(a) Other securities consists of corporate bonds and SBA loan pools.

The available for sale segment of the securities portfolio totaled $554.6 million at December 31, 2020, an increase of $270.5 million, or 95.2%, from $284.1 million at December 31, 2019. The increase resulted primarily from new purchases which exceeded maturities and calls. The increase in purchased securities is primarily due to a significant increase in customer deposits related to the Corporation's participation in PPP and various stimulus program deposits received by customers, which resulted in excess cash levels.

HELD TO MATURITY SECURITIES

	December 31, 2020		December 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$326	$326	$1,045	$1,045	$3,020	$3,020
Time deposits with other financial institutions	2,143	2,175	2,070	2,094	1,855	1,838
Totals	$2,469	$2,501	$3,115	$3,139	$4,875	$4,858

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $2.5 million at December 31, 2020, a decrease of $0.6 million or 20.7%, from $3.1 million at December 31, 2019, due primarily to maturities.

Non-marketable equity securities at December 31, 2020 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million and $1.4 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

The table below sets forth the carrying amounts and maturities of available for sale and held to maturity debt securities at December 31, 2020 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security) (in thousands):

MATURITIES AND YIELDS OF AVAILABLE FOR SALE AND HELD TO MATURITY SECURITIES

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	N/A	$—	N/A	$—	N/A	$—	N/A
Mortgage-backed securities, residential	3,089	3.58%	327,054	1.38%	115,937	1.85%	21,786	2.66%
Obligations of states and political subdivisions	114	2.26%	24,934	2.54%	17,876	2.57%	808	2.52%
Time deposits with other institutions	742	3.08%	1,401	2.21%	—	N/A	—	N/A
Corporate bonds and notes	—	N/A	4,036	4.82%	4,998	4.45%	—	N/A
SBA loan pools	—	N/A	58	1.75%	16,568	1.67%	17,679	1.59%
Total	$3,945	3.45%	$357,483	1.50%	$155,379	2.00%	$40,273	2.19%

Management evaluates securities for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For the years ended December 31, 2020 and 2019, the Corporation had no OTTI charges.

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

The table below presents the Corporation’s loan composition by type and percentage of total loans at the end of each of the last five years (in thousands):

	LOANS
	December 31,
	2020	%	2019	%	2018	%	2017	%	2016	%
Commercial and agricultural	$368,946	24.0	$230,292	17.6	$202,854	15.5	$199,007	15.2	$176,561	14.7
Commercial mortgages	716,608	46.6	648,794	49.5	661,170	50.4	644,330	49.1	568,656	47.4
Residential mortgages	239,401	15.6	188,338	14.4	182,724	13.9	194,440	14.8	198,493	16.6
Indirect consumer loans	120,538	7.9	134,973	10.3	149,380	11.4	153,060	11.7	139,572	11.6
Consumer loans	90,970	5.9	106,822	8.2	115,778	8.8	120,987	9.2	117,008	9.7
Total	$1,536,463	100.0	$1,309,219	100.0	$1,311,906	100.0	$1,311,824	100.0	$1,200,290	100.0

Portfolio loans totaled $1.536 billion at December 31, 2020 and $1.309 billion at December 31, 2019. Changes included an increase of $206.5 million, or 23.5%, in total commercial loans (comprised of commercial mortgages and commercial and agricultural loans), and an increase in residential mortgages of $51.1 million or 27.1%, offset by decreases in indirect consumer loans of $14.4 million or 10.7%, and consumer loans of $15.9 million or 14.8%. $150.9 million of the increase in commercial loans related to the PPP. The decreases in indirect consumer loans, primarily automobile loans, and consumer loans, primarily home equity lines and loans, were primarily due to overall economic conditions related to the pandemic, resulting in decreased demand.

Residential mortgage loans totaled $239.4 million at December 31, 2020, an increase of $51.1 million, or 27.1%, from December 31, 2019. The increase in residential mortgages was mainly due to new originations retained in the portfolio, primarily driven by lower interest rates.

The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	December 31,
	2020	2019	2018	2017	2016
Chemung Canal Trust Company*	$658,468	$576,399	$603,133	$630,732	$636,836
Capital Bank Division	877,995	732,820	708,773	681,092	563,454
Total loans	$1,536,463	$1,309,219	$1,311,906	$1,311,824	$1,200,290
*All loans, excluding those originated by the Capital Bank Division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by changes in economic or other conditions. The Corporation’s concentration policy limits consider the volume of commercial loans to any one specific industry, sponsor, and by collateral type and location. In addition, the Corporation’s policy limits the volume of non-owner occupied commercial mortgages to four times total risk based capital. At December 31, 2020 and 2019, total non-owner occupied commercial real estate loans divided by total Bank risk based capital was 339.9% and 330.5%, respectively.

The Corporation also monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At December 31, 2020 and 2019, commercial loans to borrowers involved in the real estate, and real estate rental and leasing businesses were 40.9% and 45.0% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2020 and 2019.
The table below shows the maturity of only commercial and agricultural loans and commercial mortgages outstanding as of December 31, 2020. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	LOAN AMOUNTS CONTRACTUALLY DUE AFTER DECEMBER 31, 2020
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial and agricultural and commercial mortgages	$89,270	$509,245	$487,039	$1,085,554
Loans maturing with:
Fixed interest rates	$12,548	$318,451	$106,352	$437,351
Variable interest rates	76,722	190,794	380,687	648,203
Total	$89,270	$509,245	$487,039	$1,085,554

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

The following table summarizes the Corporation's non-performing assets, excluding purchased credit impaired loans (in thousands):
NON-PERFORMING ASSETS

December 31,	2020	2019	2018	2017	2016
Non-accrual loans	$6,011	$9,938	$6,305	$11,389	$7,649
Non-accrual troubled debt restructurings	3,941	8,070	5,949	5,935	4,394
Total non-performing loans	9,952	18,008	12,254	17,324	12,043
Other real estate owned	237	517	574	1,940	388
Total non-performing assets	$10,189	$18,525	$12,828	$19,264	$12,431

Ratio of non-performing loans to total loans	0.65%	1.38%	0.93%	1.32%	1.00%
Ratio of non-performing assets to total assets	0.45%	1.04%	0.73%	1.13%	0.75%
Ratio of allowance for loan losses to non-performing loans	210.25%	130.38%	154.59%	122.14%	118.35%

Accruing loans past due 90 days or more (1)	$2	$7	$19	$29	$13
Accruing troubled debt restructurings (1)	$2,790	$952	$816	$1,728	$5,839
(1)These loans are not included in nonperforming assets above.

Interest income recorded on non-accrual and troubled debt restructured loans was $76.0 thousand, $72.0 thousand, and $61.0 thousand as of December 31, 2020, 2019 and 2018, respectively.

Non-Performing Loans

Non-performing loans totaled $10.0 million at December 31, 2020, or 0.65% of total loans, compared with $18.0 million at December 31, 2019, or 1.38% of total loans. The decrease in non-performing loans at December 31, 2020 as compared to December 31, 2019 was primarily due to the charge off of one large commercial mortgage in the second quarter of 2020, and one participating interest in a commercial credit in the fourth quarter of 2020. In the fourth quarter of 2020, the Corporation sold four commercial loans with total balances of $4.9 million, three of which were non-performing with total balances of $3.8 million. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $10.2 million, or 0.45% of total assets, at December 31, 2020, compared with $18.5 million, or 1.04% of total assets, at December 31, 2019.

The recorded investment in accruing loans past due 90 days or more totaled less than $0.1 million at December 31, 2020, consistent with the prior year. There were no PCI loans as of December 31, 2020 and December 31, 2019. PCI loans are accounted for under separate accounting guidance, ASC Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs through the earlier of January 1, 2022 or 60 days after the national emergency of COVID-19 ends. As of December 31, 2020 and 2019, the Corporation had $3.9 million and $8.1 million of non-accrual TDRs, respectively. As of December 31, 2020, the Corporation had $2.8 million of accruing TDRs compared with $0.9 million as of December 31, 2019.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The unpaid principal balance of impaired loans at December 31, 2020 totaled $16.5 million, including TDRs of $6.7 million, compared to $15.7 million at December 31, 2019, including TDRs of $9.0 million. Included in the recorded investment of impaired loans at December 31, 2020, were loans totaling $1.8 million for which impairment allowances of $1.5 million have been specifically allocated to the allowance for loan losses. The decrease in recorded investment in impaired loans was primarily due to decreases in the commercial mortgage and commercial and industrial portfolios, offset by an increase in the residential mortgage portfolio. The decrease in the commercial mortgage loan segment of the portfolio related to the sale of three loans amounting to $4.1 million and a $2.1 million charge off of a loan, offset by the recognition of impairment for two loans amounting to $2.8 million. The decrease in the impaired commercial and industrial loan segment of the portfolio was due to a $3.8 million charge off of a participating interest in a loan offset by a $1.9 million increase related to the impairment of three loans. The increase in the residential mortgage loan segment of the portfolio related to the recognition of impairment for three loans amounting to $0.8 million. As of December 31, 2019, the impaired loan total included $11.1 million of loans for which specific impairment allowances of $8.1 million were allocated to the allowance for loan losses. The increase in impaired loans was primarily in the commercial loan segment of the loan portfolio related to the recognition of impairment for a commercial real estate loan to one borrower in the amount of $1.9 million in the first quarter and the recognition of impairment for a commercial and industrial participation loan to one borrower for $4.2 million during the third quarter of 2019.

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

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses on existing loans. The allowance is established based on management’s evaluation of the probable inherent losses in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five year history of net losses. For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class. These qualitative factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments and more recently the expected impact of COVID-19 on various portfolios, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of the global economy, including the impact of COVID-19.

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

The allowance for loan losses was $20.9 million at December 31, 2020, compared to $23.5 million at December 31, 2019. The Corporation continues to closely monitor the loan portfolio for effects related to the COVID-19 pandemic. Changes in governmental policies during the pandemic placed stress on certain industries while other industries initially anticipated to be highly impacted by the pandemic demonstrated resilience. As a result, the Corporation re-evaluated various qualitative factors used to calculate the provision. In addition the Corporation charged off one large commercial mortgage and one participating interest in a commercial credit. In 2020, the Corporation increased the allowance by $4.5 million for probable incurred credit losses related to the COVID-19 pandemic, of which $4.0 million remains part of the allowance at year end. In the fourth quarter of 2020, the Corporation sold and released reserves for three non-performing commercial loans. The ratio of allowance for loan losses to total loans was 1.36% at December 31, 2020 and 1.79% at December 31, 2019, respectively. Net charge-offs for the years ended December 31, 2020 and 2019 were $6.8 million and $1.4 million, respectively.

The table below summarizes the Corporation’s allocation of the allowance for loan losses and percent of loans by category to total loans for each year in the five-year period ended December 31, 2020 (in thousands):

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Balance at end of year applicable to:	2020	%	2019	%	2018	%	2017	%	2016	%
Commercial and agricultural	$4,493	24.0	$10,227	17.6	$5,383	15.5	$6,976	15.2	$1,589	14.7
Commercial mortgages	11,496	46.6	8,869	49.5	8,184	50.4	8,514	49.1	7,270	47.4
Residential mortgages	2,079	15.6	1,252	14.4	1,226	13.9	1,316	14.8	1,523	16.6
Consumer loans	2,856	13.8	3,130	18.5	4,151	20.2	4,355	20.9	3,871	21.3
	$20,924	100.0	$23,478	100.0	$18,944	100.0	$21,161	100.0	$14,253	100.0

The table below summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2020 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE

	Years Ended December 31,
	2020	2019	2018	2017	2016
Allowance for loan losses at beginning of year	$23,478	$18,944	$21,161	$14,253	$14,260
Charge-offs:
Commercial and agricultural	4,068	312	3,644	96	217
Commercial mortgages	2,143	1	213	419	911
Residential mortgages	56	151	226	225	65
Consumer loans	1,113	1,511	1,836	1,831	1,637
Total	7,380	1,975	5,919	2,571	2,830
Recoveries:
Commercial and agricultural	89	59	47	109	92
Commercial mortgages	14	4	3	5	10
Residential mortgages	86	45	5	30	—
Consumer loans	398	456	494	313	284
Total	587	564	549	457	386
Net charge-offs	6,793	1,411	5,370	2,114	2,444
Provision charged to operations	4,239	5,945	3,153	9,022	2,437
Allowance for loan losses at end of year	$20,924	$23,478	$18,944	$21,161	$14,253

Ratio of net charge-offs during year to average loans outstanding	0.47%	0.11%	0.41%	0.17%	0.20%
Ratio of allowance for loan losses to total loans outstanding	1.36%	1.79%	1.44%	1.61%	1.19%

Net charge-offs for the year ended December 31, 2020 were $6.8 million compared with $1.4 million for the year ended December 31, 2019. The ratio of net charge-offs to average loans outstanding was 0.47% for 2020 compared to 0.11% for 2019. The increase in net charge-offs in 2020 can be attributed to the charge-offs of a $3.8 million participating interest in a commercial credit and a $2.1 million commercial mortgage.

Other Real Estate Owned

At December 31, 2020, OREO totaled $0.2 million compared to $0.5 million at December 31, 2019. The decrease in other real estate owned was due primarily to seven residential properties and one commercial property sold during 2020 in the amount of $0.7 million.

Deposits

The table below summarizes the Corporation’s deposit composition by segment at December 31, 2020, 2019, and 2018, and the dollar and percent change from December 31, 2019 to December 31, 2020 and December 31, 2018 to December 31, 2019 (in thousands):

DEPOSITS
				Percentage Change from Prior Year
	December 31,
	2020	2019	2018	2020	2019
Non-interest-bearing demand deposits	$620,423	$468,238	$484,433	32.5%	(3.3)%
Interest-bearing demand deposits	282,172	200,089	179,603	41.0%	11.4%
Insured money market accounts	603,583	530,242	537,948	13.8%	(1.4)%
Savings deposits	245,865	212,393	217,027	15.8%	(2.1)%
Time deposits	285,731	161,176	150,226	77.3%	7.3%
Total	$2,037,774	$1,572,138	$1,569,237	29.6%	0.2%

Deposits totaled $2.038 billion at December 31, 2020, compared with $1.572 billion at December 31, 2019, an increase of $465.6 million, or 29.6%. At December 31, 2020, demand deposit and money market accounts comprised 73.9% of total deposits compared with 76.2% at December 31, 2019. The growth in deposits was attributable to increases of $152.2 million in non-interest-bearing demand deposits, $124.6 million in time deposits, $82.1 million in interest-bearing demand deposits, $73.3 million in insured money market accounts, and $33.5 million in savings deposits.

The increase in non-interest-bearing demand deposits was mainly attributable to an increase in personal customer deposits. The increase in time deposits was primarily due to an increase in municipal certificates of deposit, and the increase in interest-bearing demand deposits was due primarily to commercial deposits. The increase in money market accounts can be mostly attributed to increases in ICS deposits personal customer deposits and personal customer deposits. The overall increase in deposits was partially attributed to the receipt of stimulus checks and PPP loan disbursements.

At December 31, 2020, public funds deposits totaled $308.9 million compared to $299.2 million at December 31, 2019. The Corporation has developed a program for the retention and management of public funds deposits. These deposits are from public entities, such as school districts and municipalities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds deposits will increase at the end of the first and third quarters. Public funds deposit accounts above the FDIC insured limit are collateralized by municipal bonds and eligible government and government agency securities such as those issued by the FHLB, Fannie Mae, and Freddie Mac.

The table below summarizes the Corporation’s public funds deposit composition by segment (in thousands):

	December 31,
Public Funds:	2020	2019	2018
Non-interest-bearing demand deposits	$7,738	$10,615	$12,070
Interest-bearing demand deposits	50,535	48,292	52,767
Insured money market accounts	237,975	226,834	225,630
Savings deposits	9,428	10,518	11,598
Time deposits	3,223	2,899	4,408
Total public funds	$308,899	$299,158	$306,473
Total deposits	$2,037,774	$1,572,138	$1,569,237
Percentage of public funds to total deposits	15.2%	19.0%	19.5%

As of December 31, 2020, the aggregate amount of the Corporation's outstanding certificates of deposit in amounts greater than or equal to $100,000 was $199.5 million. The table below presents the Corporation's scheduled maturity of those certificates as of December 31, 2020 (in thousands):

December 31, 2020
3 months or less	$54,518
Over 3 through 6 months	41,533
Over 6 through 12 months	55,285
Over 1 year to 3 years	43,656
Over 3 years	4,477
$199,469

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	December 31,
	2020	2019	2018	2017	2016
Chemung Canal Trust Company*	$1,686,370	$1,317,225	$1,328,658	$1,264,883	$1,249,870
Capital Bank Division	351,404	254,913	240,579	202,563	206,473
Total deposits	$2,037,774	$1,572,138	$1,569,237	$1,467,446	$1,456,343
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. The Corporation had no deposits obtained through brokers as of December 31, 2020 and 2019. Deposits placed in the CDARS and ICS programs were $318.3 million and $180.4 million as of December 31, 2020 and 2019, respectively.

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

Borrowings

There were no outstanding FHLBNY advances at December 31, 2020 and 2019 respectively. For each of the three years ended December 31, 2020, 2019 and 2018, respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity.

Information regarding securities sold under agreements to repurchase and FHLBNY advances is included in Notes 9 and 10 of the audited Consolidated Financial Statements appearing elsewhere in this report. The following is a summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Balance at December 31	$—	$—	$—
Maximum month-end balance	$—	$—	$10,000
Average balance during year	$—	$—	$3,644

The following is a summary of FHLBNY overnight advances as of and for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Balance at December 31	$—	$—	$—
Maximum month-end balance	$—	$—	$76,500
Average balance during year	$—	$—	$23,539

The following is a summary of FHLBNY term advances as of and for the years ended December 31, 2020, 2019, and 2018. The carrying amount includes the advance plus purchase accounting adjustments that are amortized over the term of the advance (in thousands):

	2020	2019	2018
Balance at December 31	$—	$—	$—
Maximum month-end balance	$—	$—	$—
Average balance during year	$—	$—	$5

Derivatives

The Corporation offers interest rate swap agreements to qualified commercial loan customers. These agreements allow the Corporation’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement. Simultaneous with the execution of such an agreement with a customer, the Corporation enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Corporation to continue to receive the variable rate under the loan agreement with the customer. The agreement with the third party is not designated as a hedge contract, therefore changes in fair value are recorded through other non-interest income. Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet. Gains and losses are recorded as other non-interest income. The Corporation is exposed to credit loss equal to the fair value of the interest rate swaps, not the notional amount of the derivatives, in the event of nonperformance by the counterparty to the interest rate swap agreements. Additionally, the swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's consolidated balance sheets, which typically involves a day one gain. Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Corporation is limited to the day one gain and an allowance for credit loss exposure, in the event of nonperformance. The Corporation recognized $0.5 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.
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

Shareholders’ Equity

Total shareholders’ equity was $199.7 million at December 31, 2020, compared with $182.6 million at December 31, 2019, an increase of $17.1 million, or 9.3%. The increase in retained earnings of $14.3 million was due primarily to earnings of $19.3 million offset by $5.0 million in dividends declared during the year. The increase in accumulated other comprehensive income of $8.2 million can be attributed to an increase in the fair market value of the securities portfolio as a result of a decrease in interest rates. Treasury stock increased $5.8 million, due to the Corporation's common stock repurchase program. Total shareholders’ equity to total assets ratio was 8.76% at December 31, 2020 compared with 10.22% at December 31, 2019. Tangible equity to tangible assets ratio decreased to 7.87% at December 31, 2020, from 9.07% at December 31, 2019.
The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2020, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines. A comparison of the Bank’s actual capital ratios to the ratios required to be adequately or well-capitalized at December 31, 2020 and 2019, is included in Footnote 20 of the audited Consolidated Financial. For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”
Cash dividends declared during 2020, 2019 and 2018 each totaled $5.0 million respectively, or $1.04 per share. Dividends declared during 2020 amounted to 25.73% of net income compared to 32.28%, and 25.42% of net income for 2019 and 2018, respectively. Management seeks to continue generating sufficient capital internally, while continuing to pay dividends to the Corporation’s shareholders.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On March 18, 2020, the Corporation's Board of Directors approved a stock repurchase program which replaced the previously authorized repurchase program. As of December 31, 2020, all 250,000 shares have been repurchased at an average cost of $29.40 per share.
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
On January 8, 2021, the Corporation announced that the Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. As of March 12, 2021, the Corporation repurchased a total of 20,265 shares of common stock at a total cost of $721,410.82 under the repurchase program at the weighted average cost of $34.98 per share. The remaining buyback authority under the share repurchase program was 229,375 shares as of the March 12, 2021.

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

The table below shows the Corporation’s off-balance sheet arrangements as of December 31, 2020 (in thousands):

COMMITMENT MATURITY BY PERIOD

	Total	2021	2022-2023	2024-2025	2026 and thereafter
Standby letters of credit	$16,094	$15,152	$480	$207	$255
Unused portions of lines of credit (1)	199,311	199,311	—	—	—
Commitments to fund new loans	67,515	67,515	—	—	—
Total	$282,920	$281,978	$480	$207	$255
(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans. Commitments to outside parties under these lines of credit were $54.8 million, $6.4 million and $8.8 million, respectively, at December 31, 2020.

Contractual Obligations

The table below shows the Corporation’s contractual obligations under long-term agreements as of December 31, 2020 (in thousands).  Note references are to the Notes of the Consolidated Financial Statements:

CONTRACTUAL OBLIGATIONS

		Payments Due by Period
	Total	2021	2022 - 2023	2024 - 2025	2026 and thereafter
Time Deposits (Note 8)	$285,731	$193,113	$88,674	$1,084	$2,860
Operating leases (Note 6)	8,666	907	1,712	1,698	4,349
Capital leases (Note 6)	4,809	388	782	800	2,839
Data processing services and other	604	480	124	—	—
Total (1)	$299,810	$194,888	$91,292	$3,582	$10,048
(1) Not included in the above total is the Corporation's obligation regarding the Pension Plan and Other Benefit Plans. Please refer to Part IV Item 15 Note 14 for information regarding these obligations at December 31, 2020.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $86.3 million and $141.8 million at December 31, 2020 and 2019, respectively. The Corporation also had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which were available at December 31, 2020. The Corporation had a total of $58.0 million of unsecured lines of credit with five different financial institutions, all of which was available at December 31, 2019.

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

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the years indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$28,659	$26,405
Net cash provided (used) by investing activities	(495,848)	(32,711)
Net cash provided (used) by financing activities	453,823	(1,762)
Net increase (decrease) in cash and cash equivalents	$(13,366)	$(8,068)

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the years ended December 31, 2020 and 2019 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the year ended December 31, 2020 predominantly resulted from purchases of securities available for sale and a net increase in loans, offset by maturities, and principal collected on securities available for sale. Cash used in investing activities during the year ended December 31, 2019 predominantly resulted from purchases of securities available for sale, offset by sales, maturities and principal collected on securities available for sale.

Financing activities
Cash provided by financing activities during the year ended December 31, 2020 resulted from an increase in deposits, offset by the payment of dividends to shareholders and the repurchase of treasury shares through the Corporation's common stock repurchase program. Cash used in financing activities during the year ended December 31, 2019 predominantly resulted from payment of dividends to shareholders, offset by an increase in deposits.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of December 31, 2020 and December 31, 2019, the Corporation and Bank met all capital adequacy requirements to which they were subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.
As of December 31, 2020, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.
The regulatory capital ratios as of December 31, 2020 and 2019 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands, except ratio data):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$192,960	13.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$185,606	13.12%	$113,182	8.00%	$148,551	10.50%	$141,478	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$175,216	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	11.87%	$84,887	6.00%	$120,256	8.50%	$113,182	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$175,216	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	11.87%	$63,665	4.50%	$99,034	7.00%	$91,960	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$175,216	7.90%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	7.59%	$88,474	4.00%	N/A	N/A	$110,592	5.00%

	Actual		Minimum Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$182,239	13.98%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$175,062	13.45%	$104,136	8.00%	$136,679	10.50%	$130,170	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$78,102	6.00%	$110,645	8.50%	$104,136	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$58,577	4.50%	$91,119	7.00%	$84,611	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$165,859	9.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	8.98%	$70,719	4.00%	N/A	N/A	$88,399	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At December 31, 2020, the Bank could, without prior approval, declare dividends of approximately $36.1 million.

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

	As of or for the Years Ended
(in thousands, except ratio data)	December 31,	December 31,	December 31,
	2020	2019	2018
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT

Net interest income (GAAP)	$62,919	$60,611	$60,480
Fully taxable equivalent adjustment	345	403	420
Fully taxable equivalent net interest income (non-GAAP)	$63,264	$61,014	$60,900

Average interest-earning assets (GAAP)	$1,945,062	$1,674,668	$1,638,803

Net interest margin - fully taxable equivalent (non-GAAP)	3.25%	3.64%	3.72%

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

	As of or for the Years Ended
(in thousands, except ratio data)	December 31,	December 31,	December 31,
	2020	2019	2018
EFFICIENCY RATIO

Net interest income (GAAP)	$62,919	$60,611	$60,480
Fully taxable equivalent adjustment	345	403	420
Fully taxable equivalent net interest income (non-GAAP)	$63,264	$61,014	$60,900

Non-interest income (GAAP)	$21,124	$20,073	$23,074
Less: changes in fair value of equity investments	—	—	(2,093)
Less: net (gains) losses on security transactions	—	(19)	—
Adjusted non-interest income (non-GAAP)	$21,124	$20,054	$20,981

Non-interest expense (GAAP)	$55,935	$55,696	$56,766
Less: amortization of intangible assets	(484)	(609)	(734)
Less: legal accruals and settlements	—	—	(989)
Adjusted non-interest expense (non-GAAP)	$55,451	$55,087	$55,043

Efficiency ratio (unadjusted)	66.56%	69.03%	67.94%
Efficiency ratio (adjusted)	65.71%	67.95%	67.22%
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

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,	December 31,
	2020	2019	2018
TANGIBLE EQUITY AND TANGIBLE ASSETS (YEAR END)
Total shareholders' equity (GAAP)	$199,699	$182,627	$165,029
Less: intangible assets	(22,082)	(22,566)	(23,175)
Tangible equity (non-GAAP)	$177,617	$160,061	$141,854

Total assets (GAAP)	$2,279,451	$1,787,827	$1,755,343
Less: intangible assets	(22,082)	(22,566)	(23,175)
Tangible assets (non-GAAP)	$2,257,369	$1,765,261	$1,732,168

Total equity to total assets at end of year (GAAP)	8.76%	10.22%	9.40%
Book value per share (GAAP)	$42.53	$37.35	$33.99

Tangible equity to tangible assets at end of year (non-GAAP)	7.87%	9.07%	8.19%
Tangible book value per share (non-GAAP)	$37.83	$32.74	$29.22

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

	As of or for the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except ratio data)	2020	2019	2018
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$193,741	$176,138	$153,793
Less: average intangible assets	(22,328)	(22,860)	(23,537)
Average tangible equity (non-GAAP)	$171,413	$153,278	$130,256

Return on average equity (GAAP)	9.94%	8.86%	12.76%
Return on average tangible equity (non-GAAP)	11.24%	10.18%	15.07%

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

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,	December 31,
	2020	2019	2018
NON-GAAP NET INCOME
Reported net income (loss) (GAAP)	$19,262	$15,609	$19,626
Net changes in fair value of investments (net of tax)	—	—	(1,559)
Net (gains) losses on security transactions (net of tax)	—	(14)	—
Legal accruals and settlements (net of tax)	—	—	737
Remeasurement of net deferred tax asset	—	—	(445)
Net income (non-GAAP)	$19,262	$15,595	$18,359

Average basic and diluted shares outstanding	4,802	4,869	4,832

Reported basic and diluted earnings (loss) per share (GAAP)	$4.01	$3.21	$4.06
Reported return on average assets (GAAP)	0.94%	0.88%	1.14%
Reported return on average equity (GAAP)	9.94%	8.86%	12.76%

Basic and diluted earnings per share (non-GAAP)	$4.01	$3.20	$3.80
Return on average assets (non-GAAP)	0.94%	0.88%	1.07%
Return on average equity (non-GAAP)	9.94%	8.85%	11.94%

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
Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At December 31, 2020, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 5.18% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 9.20%. Both are within the Corporation's policy guidelines.
A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At December 31, 2020, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 3.19%. An immediate 200-basis point increase in interest rates would positively impact the market value by 2.46%, which is within the Corporation’s policy guidelines.
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
The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits. The Senior Loan Committee, consisting of the President and Chief Executive Officer, Chief Financial Officer and Treasurer (non-voting member), Chief Credit and Risk Officer, Business Client Division Manager, Divisional President, and Commercial Loan Manager, implements the Board-approved loan policy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Part IV, Item 15 are filed as part of this report and appear on pages F-1 through F-65.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer and Treasurer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2020.

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

As of December 31, 2020 management assessed the effectiveness of the Corporation's internal control over financial reporting based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment was to determine whether the Corporation's internal control over financial reporting was effective as of December 31, 2020. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2020 based on the specified criteria.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2020, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

/s/ Anders M. Tomson	/s/ Karl F. Krebs
Anders M. Tomson	Karl F. Krebs
President and Chief Executive Officer	Chief Financial Officer and Treasurer
March 24, 2021	March 24, 2021

Item 9B. OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2020 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2020 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2020 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2020 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2020 fiscal year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    The following consolidated financial statements of the Corporation appear on pages F-1 through F-65 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe LLP

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Income for the three years ended December 31, 2020

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2020

Consolidated Statements of Cash Flows for the three years ended December 31, 2020

Notes to Consolidated Financial Statements

(2)Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto under Item 8, "Financial Statements and Supplementary Data".

(b)                          The following exhibits are either filed with this Form 10-K or are incorporated herein by reference.
The Corporation's Securities Exchange Act file number is 000-13888.

Exhibit	The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
3.1
Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984 (as incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2007 and filed with the Commission on March 13, 2008).

3.2
Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988 (as incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007 and filed with the Commission on March 13, 2008).

3.3
Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998 (as incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the Commission on March 15, 2006).

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to January 20, 2021 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K and filed with the Commission on January 25, 2021).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.2
Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, filed herewith (as incorporated by reference to Exhibit 4.2 to Registrant's Form 10-K for the year ended December 31, 2019 and filed with the Commission on March 12, 2020).

10.1
Chemung Financial Corporation 2014 Omnibus Plan and Component Plans (Chemung Financial Corporation Restricted Stock Plan, Chemung Financial Corporation Incentive Compensation Plan, Chemung Financial Corporation Directors’ Compensation Plan and Chemung Financial Corporation/Chemung Canal Trust Company Directors’ Deferred Fee Plan) (filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to Registrant’s Form S-8 filed with the Commssion on January 27, 2015 and incorporated herein by reference).

10.2
Change of Control Agreement dated December 19, 2018 between Chemung Canal Trust Company and Anders M. Tomson, President and Chief Executive Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on December 19, 2018 and incorporated herein by reference).

10.3
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Karl F. Krebs, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on December 23, 2019 and incorporated herein by reference).

10.4	Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President, (as incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2019 and filed with the Commission on March 12, 2020).
10.5
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer (filed as Exhibit 10.3 to Registrant’s Form 8-K on December 23, 2019 and incorporated herein by reference).

10.6
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Thomas W. Wirth, Executive Vice President (filed as Exhibit 10.4 to Registrant’s Form 8-K filed with the Commission on December 23, 2019 and incorporated herein by reference).

10.7
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Daniel D. Fariello, President of Capital Bank Division (filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Commission on December 23, 2019 and incorporated herein by reference).

10.8	Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Loren D. Cole, Executive Vice President and Chief Information Officer, (as incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2019 and filed with the Commission on March 12, 2020).
10.9
Change of Control Agreement dated January 4, 2021 between Chemung Canal Trust Company and Jeffrey P. Kenefick, Regional President (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on January 5, 2021 and incorporated herein by reference).

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

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages F-1 to F-65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Chemung Financial Corporation and Subsidiaries
Elmira, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment.

As described in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for loan losses is the amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance for loan losses was $20.9 million at December 31, 2020, which consists of two components: specific valuation allowances related to loans individually evaluated for impairment, representing $1.5 million and general valuation allowances related to loans collectively evaluated for impairment, representing $19.4 million.
The general valuation covers non-impaired loans and is based on historical loss experience adjusted for current factors. Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five-year history of net losses. For all other unclassified loans, the historical loss experience is determined by portfolio class and is supplemented with other qualitative factors based on the risks present for each portfolio class. These qualitative factors include considerations of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic business conditions and developments, including the condition of various market segments and more recently the expected impact of COVID-19 on various portfolio segments, (3) loan volume, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of the global economy, including the impact of COVID 19.
We identified the allowance for loan losses for loans collectively evaluated for impairment as a critical audit matter because of the necessary judgment applied by us to evaluate management’s significant estimates and subjective assumptions relating to: 1) the classification of loans subject to an adjusted loss history, and 2) the determination of the aggregate effect of the qualitative factors on the allowance for loan losses.
The primary procedures we performed to address this critical audit matter included:
•Testing the effectiveness of controls over the evaluation of the allowance related to loans collectively evaluated for impairment, including addressing:
◦Grading of loans from independent loan review and management’s annual credit reviews.
◦Management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative factors and the resulting allocation to the allowance

•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the allowance related to loans collectively evaluated for impairment, which included:
◦Evaluation of loan grades of the commercial portfolio to ensure proper inclusion in pass categories or criticized and classified categories.
◦Evaluation of the data used as a basis for the adjustments relating to qualitative factors.
◦Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative factors and the resulting allocation to the allowance
◦Evaluation of the reasonableness of general allocation component, including its directional consistency from year to year.

Goodwill Impairment Evaluation

As described in Notes 1 and 7 to the consolidated financial statements, goodwill is the excess of the purchase price over the fair value of the net assets of the business acquired and is periodically evaluated for impairment. The Company’s goodwill balance was $21.8 million at December 31, 2020, which is allocated to the Company’s core banking segment.
Goodwill is tested for impairment at the reporting unit level, defined by management as the segment level, at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. The quantitative impairment analysis requires a comparison of a reporting unit’s fair value to its’ carrying value to identify potential impairment. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Management engaged a third-party valuation specialist and significant judgement is applied in determining the fair value of a reporting unit. This judgment includes the selection of appropriate discount rates, the identification of relevant market comparable transactions and control premium, and the development of prospective financial information about the Company. The selection and weighting of the various fair value methodologies may result in a higher or lower fair value. Judgement is also applied in determining the weightings applied to the different methodologies that are most representative of fair value.
We identified the goodwill impairment assessment of the Company as a critical audit matter. The principal considerations for this determination was the need for usage of a auditor employed specialist, combined with the degree of auditor judgment in performing procedures over the key assumptions, which include discounted cash flows, discount rate, prospective financial information, and weighting allocation to valuation methodologies.

The primary procedures we performed to address this critical audit matter included:
•Substantively testing management’s estimate, including evaluating their judgements and assumptions, for estimating fair value the Company which included:
◦Testing of management’s methodology, including the reasonableness and accuracy of data supporting cash flow projections and the weighting of each valuation methodology.
◦Utilization of an auditor employed valuation specialist to evaluate appropriateness of valuation methodologies, discount rate, control premium, and to conduct a shadow calculation.

We have served as the Company's auditor since 2006.
Livingston, New Jersey
March 24, 2021

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share and per share amounts)	2020	2019
ASSETS
Cash and due from financial institutions	$29,467	$25,203
Interest-earning deposits in other financial institutions	79,071	96,701
Total cash and cash equivalents	108,538	121,904

Equity investments, at fair value	2,542	2,174

Securities available for sale, at estimated fair value	554,611	284,090
Securities held to maturity, estimated fair value of $2,501 at December 31, 2020 and $3,139 at December 31, 2019	2,469	3,115
FHLBNY and FRBNY Stock, at cost	3,150	3,099

Loans, net of deferred loan fees	1,536,463	1,309,219
Allowance for loan losses	(20,924)	(23,478)
Loans, net	1,515,539	1,285,741

Loans held for sale	170	1,185
Premises and equipment, net	20,119	22,417
Operating lease right-of-use assets	7,145	8,001
Goodwill	21,824	21,824
Other intangible assets, net	258	742
Bank owned life insurance	3,059	3,111
Accrued interest and other assets	40,027	30,424

Total assets	$2,279,451	$1,787,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$620,423	$468,238
Interest-bearing	1,417,351	1,103,900
Total deposits	2,037,774	1,572,138

Capital lease obligation	3,849	4,085
Operating lease liabilities	7,264	8,084
Dividends payable	1,214	1,263
Accrued interest payable and other liabilities	29,651	19,630
Total liabilities	2,079,752	1,605,200

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at December 31, 2020 and December 31, 2019	53	53
Additional-paid-in capital	46,764	46,382
Retained earnings	168,006	153,701
Treasury stock, at cost (642,239 shares at December 31, 2020; 452,641 shares at December 31, 2019)	(17,525)	(11,710)
Accumulated other comprehensive loss	2,401	(5,799)

Total shareholders' equity	199,699	182,627

Total liabilities and shareholders' equity	$2,279,451	$1,787,827
See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)	2020	2019	2018
Interest and Dividend Income:
Loans, including fees	$59,089	$58,245	$57,840
Taxable securities	6,004	5,265	4,804
Tax exempt securities	1,060	1,152	1,153
Interest-earning deposits	754	2,270	756
Total interest and dividend income	66,907	66,932	64,553

Interest Expense:
Deposits	3,827	6,173	3,323
Securities sold under agreements to repurchase	—	—	137
Borrowed funds	161	148	613
Total interest expense	3,988	6,321	4,073
Net interest income	62,919	60,611	60,480
Provision for loan losses	4,239	5,945	3,153
Net interest income after provision for loan losses	58,680	54,666	57,327

Non-Interest Income:
Wealth management group fee income	9,492	9,503	9,317
Service charges on deposit accounts	3,134	4,460	4,727
Interchange revenue from debit card transactions	4,068	4,104	4,040
Net gains on securities transactions	—	19	—
Change in fair value of equity investments	89	81	2,004
Net gain on sales of loans held for sale	1,730	248	351
Net gains (losses) on sales of other real estate owned	(79)	(99)	90
Income from bank owned life insurance	161	63	66
Other	2,529	1,694	2,479
Total non-interest income	21,124	20,073	23,074

Non-Interest Expenses:
Salaries and wages	24,250	23,420	22,322
Pension and other employee benefits	5,553	5,902	5,524
Other components of net periodic pension cost (benefit)	(1,017)	(541)	(770)
Net occupancy expenses	5,885	5,969	6,550
Furniture and equipment expenses	2,078	2,497	2,550
Data processing expense	7,576	7,386	6,997
Professional services	1,725	1,885	2,169
Legal accruals and settlements	—	—	989
Amortization of intangible assets	484	609	734
Marketing and advertising expense	631	932	1,181
Other real estate owned expenses	102	115	422
FDIC insurance	987	537	1,142
Loan expense	1,173	787	863
Other	6,508	6,198	6,093
Total non-interest expenses	55,935	55,696	56,766
Income before income tax expense	23,869	19,043	23,635
Income tax expense	4,607	3,434	4,009
Net income	$19,262	$15,609	$19,626
Weighted average shares outstanding	4,802	4,869	4,832
Basic and diluted earnings per share	$4.01	$3.21	$4.06

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
(in thousands)	2020	2019	2018
Net income	$19,262	$15,609	$19,626

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	10,415	8,053	(1,382)
Reclassification adjustment gains realized in net income	—	19	—
Net unrealized gains (losses)	10,415	8,072	(1,382)
Tax effect	(2,656)	(2,058)	353
Net of tax amount	7,759	6,014	(1,029)

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	506	(626)	(711)
Reclassification adjustment for amortization of prior service benefit	(220)	(220)	(220)
Prior service credit	—	—	—
Reclassification adjustment for partial pension settlement loss included in pension expense	—	—	828
Reclassification adjustment for amortization of net actuarial losses	300	312	318
Total before tax effect	586	(534)	215
Tax effect	(145)	132	(55)
Net of tax amount	441	(402)	160

Total other comprehensive income (loss)	8,200	5,612	(869)

Comprehensive income	$27,462	$21,221	$18,757

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2017	$53	$45,967	$128,453	$(14,320)	$(10,340)	$149,813
Cumulative effect of accounting change (b)	—	—	40	—	(202)	(162)
Balances as of January 1, 2018, as adjusted	53	45,967	128,493	(14,320)	(10,542)	149,651
Net income	—	—	19,626	—	—	19,626
Other comprehensive loss	—	—	—	—	(869)	(869)
Restricted stock awards	—	405	—	—	—	405
Distribution of 36,681 shares of treasury stock granted for directors’ deferred compensation plan	—	(722)	—	940	—	218
Distribution of 14,425 shares of treasury stock granted for employee restricted stock awards, net	—	(370)	—	370	—	—
Restricted stock units for directors' deferred compensation plan	—	67	—	—	—	67
Cash dividends declared ($1.04 per share)	—	—	(4,990)	—	—	(4,990)
Distribution of 6,015 shares of treasury stock for directors' compensation	—	147	—	154	—	301
Distribution of 1,784 shares of treasury stock for employee compensation	—	44	—	45	—	89
Sale of 14,081 shares of treasury stock (b)	—	282	—	361	—	643
Repurchase of 2,736 shares of common stock	—	—	—	(112)	—	(112)
Balances at December 31, 2018	$53	$45,820	$143,129	$(12,562)	$(11,411)	$165,029
Net income	—	—	15,609	—	—	15,609
Other comprehensive income	—	—		—	5,612	5,612
Restricted stock awards	—	503	—	—	—	503
Distribution of 2,551 shares of treasury stock granted for directors’ deferred compensation plan	—	(52)	—	65	—	13
Distribution of 13,692 shares of treasury stock granted for employee restricted stock awards, net	—	(353)	—	353	—	—
Restricted stock units for directors' deferred compensation plan	—	42	—	—	—	42
Cash dividends declared ($1.04 per share)	—	—	(5,037)	—	—	(5,037)
Distribution of 8,465 shares of treasury stock for directors' compensation	—	139	—	217	—	356
Distribution of 2,373 shares of treasury stock for employee compensation	—	39	—	61	—	100
Sale of 13,270 shares of treasury stock (a)	—	244	—	341	—	585
Repurchase of 4,148 shares of common stock	—	—	—	(185)	—	(185)
Balances at December 31, 2019	$53	$46,382	$153,701	$(11,710)	$(5,799)	$182,627
(continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	$53	$46,382	$153,701	$(11,710)	$(5,799)	$182,627
Net income	—	—	19,262	—	—	19,262
Other comprehensive income	—	—		—	8,200	8,200
Restricted stock awards	—	672	—	—	—	672
Distribution of 6,426 shares of treasury stock granted for directors’ deferred compensation plan	—	(182)	—	168	—	(14)
Distribution of 14,805 shares of treasury stock granted for employee restricted stock awards, net	—	(403)	—	403	—	—
Restricted stock units for directors' deferred compensation plan	—	29	—	—	—	29
Cash dividends declared ($1.04 per share)	—	—	(4,957)	—		(4,957)
Distribution of 7,923 shares of treasury stock for directors' compensation	—	145	—	205	—	350
Distribution of 2,274 shares of treasury stock for employee compensation	—	42	—	59	—	101
Sale of 36,104 shares of treasury stock (a)	—	74	—	944	—	1,018
Repurchase of 257,018 shares of common stock	—	—	—	(7,589)	—	(7,589)
Forfeiture of 112 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at December 31, 2020	$53	$46,764	$168,006	$(17,525)	$2,401	$199,699
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Due to implementation of ASC 2016-01. See "Adoption of New Accounting Standards" discussion in Note 1.

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	YEARS ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2020	2019	2018
Net income	$19,262	$15,609	$19,626
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	856	712	—
Amortization of intangible assets	484	609	734
Deferred income tax (benefit) expense	(86)	(1,564)	2,153
Provision for loan losses	4,239	5,945	3,153
Loss on disposal of fixed assets	247	334	10
Depreciation and amortization of fixed assets	2,918	3,112	3,437
Amortization of premiums on securities, net	1,842	1,055	1,304
Gains on sales of loans held for sale, net	(1,730)	(248)	(351)
Proceeds from sales of loans held for sale	47,996	12,488	18,262
Loans originated and held for sale	(45,251)	(12,923)	(17,871)
Net (gains) losses on sale of other real estate owned	46	99	(90)
Write-downs on OREO	38	53	14
Net change in fair value of equity investments	(89)	(81)	(2,004)
Net gains on securities transactions	—	(19)	—
Proceeds from sales of trading assets	91	22	2,288
Purchase of trading assets	(370)	(206)	(167)
(Increase) decrease in other assets	(9,883)	(1,945)	(2,651)
Increase (decrease) in accrued interest payable	(37)	67	84
Expense related to restricted stock units for directors' deferred compensation plan	29	42	67
Expense related to employee stock compensation	101	100	89
Expense related to employee restricted stock awards	672	503	405
Payments on operating leases	(820)	(629)	—
Increase (decrease) in other liabilities	8,265	3,333	(654)
Income from bank owned life insurance	(161)	(63)	(66)
Net cash provided by operating activities	28,659	26,405	27,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	33,690	—
Proceeds from maturities, calls, and principal paydowns on securities available for sale	67,888	49,665	64,180
Proceeds from maturities and principal collected on securities held to maturity	2,007	2,903	1,316
Purchases of securities available for sale	(329,836)	(118,151)	(16,033)
Purchases of securities held to maturity	(1,361)	(1,143)	(2,410)
Purchase of FHLBNY and FRBNY stock	(51)	(14)	(22,003)
Redemption of FHLBNY and FRBNY stock	—	53	24,649
Purchases of premises and equipment	(867)	(883)	(1,770)
Proceeds from sale of other real estate owned	627	458	1,709
Proceeds from sale of loans	5,227	—	—
Proceeds from bank owned life insurance	213	—	—
Net (increase) decrease in loans	(239,695)	711	(5,719)
Net cash (used by) provided by investing activities	(495,848)	(32,711)	43,919
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	341,081	(8,050)	69,927
Net increase in time deposits	124,555	10,951	31,864
Net decrease in securities sold under agreements to repurchase	—	—	(10,000)
Net change in FHLBNY overnight advances	—	—	(57,700)
Repayments of FHLBNY long term advances	—	—	(2,000)
Principal payments made on capital lease	(236)	(219)	(213)
Purchase of treasury stock	(7,589)	—	—
Sale of treasury stock	1,018	585	643
Cash dividends paid	(5,006)	(5,029)	(4,969)
Net cash (used in) provided by financing activities	453,823	(1,762)	27,552
Net increase (decrease) in cash and cash equivalents	(13,366)	(8,068)	99,243
Cash and cash equivalents, beginning of period	121,904	129,972	30,729
Cash and cash equivalents, end of period	$108,538	$121,904	$129,972
(Continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,025	$6,254	$3,989
Income Taxes	$6,005	$4,455	$1,730

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$431	$517	$267
Dividends declared, not yet paid	$1,214	$1,263	$1,254
Repurchase of common stock in lieu of employee payroll taxes	$(238)	$(185)	$(112)
Distribution of treasury stock for directors' deferred compensation plan	$(14)	$13	$218
Distribution of treasury stock for directors' compensation	$350	$356	$301
Forfeiture of shares of restricted stock awards	$(5)	$—	$—

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018

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
Section 4013 of the CARES Act, signed into law of March 27, 2020, gives entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (TDRs) under ASC 310-40, Receivables: Troubled Debt Restructurings by Creditors, in certain situations. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. All loan modifications made by the Corporation in response to the COVID-19 pandemic have been in accordance with Section 4013 of the CARES Act.

ALLOWANCE FOR LOAN LOSSES

The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses on existing loans.  The allowance is established based on management’s evaluation of the probable incurred credit losses in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.
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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts. The unaudited market value of trust assets under administration total $2.091 billion, including $305.5 million of assets held under management or administration for the Corporation, at December 31, 2020 and $1.915 billion, including $289.7 million of assets held under management or administration for the Corporation, at December 31, 2019.

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
On October 20, 2016, the Corporation amended its noncontributory defined benefit pension plan (“pension plan”) to freeze future retirement benefits after December 31, 2016. Beginning on January 1, 2017, both the pay-based and service-based component of the formula used to determine retirement benefits in the pension plan were frozen so that participants will no longer earn further retirement benefits. During the fourth quarter of 2018, the Corporation offered terminated, vested employees the option to receive lump sum settlement payments. The effects of these changes are reflected in the pension plan disclosures as of December 31, 2018. See Note 14 for further details.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value. If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations. Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2020.
The Corporation's intangible assets with definite useful lives resulted from the purchase of the trust business of Partners Trust Bank in May of 2007 and the acquisition of FOFC in April 2011 with balances of $0.2 million and $12 thousand, respectively, at December 31, 2020. The intangible assets related to the acquisition of Canton Bancorp, Inc. in May 2009 were fully amortized at December 31, 2016. The intangible assets related to the acquisition of three former M&T Bank branch offices in March 2008 were fully amortized at December 31, 2015. The intangible assets related to the acquisition of six branches of Bank of America in November of 2013, were fully amortized at December 31, 2020. The trust business intangible is being amortized to expense over the expected useful life of 15 years. The identifiable core deposit intangible related to the FOFC acquisition is being amortized using a 10 year accelerated method.

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

RECLASSIFICATION

Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation. Reclassification adjustments had no impact on prior year net income or shareholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2020, the Corporation adopted ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year, and also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. The adoption of the ASU did not have a significant impact on the Corporation's consolidated financial statements.

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

In June, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal years beginning after December 15, 2018. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the delay. The Corporation anticipates that the adoption of the CECL model will result in an increase to the Corporation's allowance for loan losses. The Corporation has established a committee to oversee the implementation of CECL and has selected a vendor to assist in the implementation process. In 2018, the committee began establishing parameters which will be used in the CECL model with the selected vendor. The Corporation is running its current incurred loss model and a CECL model concurrently. The Corporation will adopt CECL effective January 1, 2023.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company's consolidated financial statements.

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

(2)    RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation was in compliance with the reserve requirement with the Federal Reserve Bank of New York as of December 31, 2020.
The Corporation also maintains a pre-funded settlement account with a financial institution in the amount of $1.6 million for electronic funds transaction settlement purposes at December 31, 2020 and 2019.
The Corporation also maintains a collateral restricted account with a financial institution related to the Corporation's interest rate swap program. The account serves as collateral in the event of default on the interest rate swaps with the counterparties. The collateral held at the financial institution was $19.1 million as of December 31, 2020, and $9.4 million collateral held at the financial institution as of December 31, 2019.

(3)     SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2020 and 2019 are as follows (in thousands):

	2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mortgage-backed securities, residential	$458,245	$467,866	$225,029	$225,234
Obligations of states and political subdivisions	40,662	43,405	41,265	42,845
Corporate bonds and notes	9,000	9,035	250	250
SBA loan pools	34,455	34,305	15,712	15,761
Total	$542,362	$554,611	$282,256	$284,090

Gross unrealized gains and losses on securities available for sale at December 31, 2020 and 2019, were as follows (in thousands):

	2020		2019
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Mortgage-backed securities, residential	$9,822	$201	$1,471	$1,266
Obligations of states and political subdivisions	2,743	—	1,580	—
Corporate bonds and notes	47	12	—	—
SBA loan pools	42	192	95	46
Total	$12,654	$405	$3,146	$1,312

The amortized cost and estimated fair value of debt securities available for sale are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	December 31, 2020
	Amortized Cost	Fair Value
Within one year
After one, but within five years	27,215	28,757
After five, but within ten years	21,688	22,875
After ten years	759	808
Mortgage-backed securities, residential	458,245	467,866
SBA loan pools	34,455	34,305
Total	$542,362	$554,611

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The proceeds from sales and calls of securities resulting in gains or losses are listed below (in thousands):

	2020	2019	2018
Proceeds	$—	$8,513	$—
Gross gains	$—	$159	$—
Gross losses	$—	$(140)	$—
Tax expense	$—	$5	$—

Amortized cost and estimated fair value of securities held to maturity at December 31, 2020 and 2019 are as follows (in thousands):

	2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$326	$326	$1,045	$1,045
Time deposits with other financial institutions	2,143	2,175	2,070	2,094
	$2,469	$2,501	$3,115	$3,139

Gross unrealized gains and losses on securities held to maturity at December 31, 2020 and 2019, were as follows (in thousands):

	2020		2019
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Obligations of states and political subdivisions	$—	$—	$—	$—
Time deposits with other financial institutions	32	—	24	—
Total	$32	$—	$24	$—

There were no sales of securities held to maturity in 2020 or 2019.

The contractual maturity of securities held to maturity is as follows at December 31, 2020 (in thousands):

	December 31, 2020
	Amortized Cost	Fair Value
Within one year	$856	$863
After one, but within five years	1,613	1,638
After five, but within ten years	—	—
After ten years	—	—
Total	$2,469	$2,501

The following table summarizes the investment securities available for sale with unrealized losses at December 31, 2020 and December 31, 2019 by aggregated major security type and length of time in a continuous unrealized position (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2020
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	70,037	200	970	1	71,007	201
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate bonds and notes	2,988	12	—	—	2,988	12
SBA loan pools	15,245	156	3,636	36	18,881	192
Total temporarily impaired securities	$88,270	$368	$4,606	$37	$92,876	$405

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2019
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	71,506	791	54,343	$475	125,849	1,266
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate bonds and notes	—	—	—	—	—	—
SBA loan pools	3,014	9	1,405	37	4,419	46
Total temporarily impaired securities	$74,520	$800	$55,748	$512	$130,268	$1,312

Other-Than-Temporary-Impairment

As of December 31, 2020, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities. At December 31, 2020, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2020.

Pledged Securities

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $180.8 million at December 31, 2020 and $205.9 million at December 31, 2019.
There are no securities pledged to secure securities sold under agreements to repurchase at December 31, 2020 and 2019, respectively.

Concentrations

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2020 or 2019.

Equity Method Investments

The Corporation has an equity investment in Cephas Capital Partners, L.P. This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2020 and 2019, this investment totaled $0.2 million and $0.3 million respectively, is included in other assets, and is accounted for under the equity method of accounting.

(4)     LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred loan fees is summarized as follows (in thousands):

	December 31, 2020	December 31, 2019
Commercial and agricultural:
Commercial and industrial	$368,663	$230,018
Agricultural	283	274
Commercial mortgages:
Construction	61,945	43,962
Commercial mortgages	654,663	604,832
Residential mortgages	239,401	188,338
Consumer loans:
Home equity lines and loans	78,547	91,784
Indirect consumer loans	120,538	134,973
Direct consumer loans	12,423	15,038
Total loans, net of deferred loan fees	1,536,463	1,309,219
Interest receivable on loans	5,035	3,684
Total recorded investment in loans	$1,541,498	$1,312,903

Residential mortgages held for sale as of December 31, 2020 and 2019 totaling $0.2 million and $1.2 million, respectively, are not included in the above table.

Residential mortgages totaling $101.9 million at December 31, 2020 and $170.0 million at December 31, 2019 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLBNY.

As of December 31, 2020, the Corporation had outstanding loan balances of $150.9 million for PPP loans which are included in commercial and industrial loans in the table above. These loans require no allowance for loan losses as of December 31, 2020 since they are government guaranteed loans.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	December 31, 2020
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$10,227	$8,869	$1,252	$3,130	$23,478
Charge Offs:	(4,068)	(2,143)	(56)	(1,113)	(7,380)
Recoveries:	89	14	86	398	587
Net (charge offs) recoveries	(3,979)	(2,129)	30	(715)	(6,793)
Provision	(1,755)	4,756	797	441	4,239
Ending balance	$4,493	$11,496	$2,079	$2,856	$20,924

	December 31, 2019
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$5,383	$8,184	$1,226	$4,151	$18,944
Charge Offs:	(312)	(1)	(151)	(1,511)	(1,975)
Recoveries:	59	4	45	456	564
Net recoveries (charge offs)	(253)	3	(106)	(1,055)	(1,411)
Provision	5,097	682	132	34	5,945
Ending balance	$10,227	$8,869	$1,252	$3,130	$23,478

	December 31, 2018
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$6,976	$8,514	$1,316	$4,355	$21,161
Charge Offs:	(3,644)	(213)	(226)	(1,836)	(5,919)
Recoveries:	47	3	5	494	549
Net recoveries (charge offs)	(3,597)	(210)	(221)	(1,342)	(5,370)
Provision	2,004	(120)	131	1,138	3,153
Ending balance	$5,383	$8,184	$1,226	$4,151	$18,944

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,401	$74	$—	$52	$1,527
Collectively evaluated for impairment	3,092	11,422	2,079	2,804	19,397
Total ending allowance balance	$4,493	$11,496	$2,079	$2,856	$20,924

	December 31, 2019
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,000	$2,097	$—	$—	$8,097
Collectively evaluated for impairment	4,227	6,772	1,252	3,130	15,381
Total ending allowance balance	$10,227	$8,869	$1,252	$3,130	$23,478

	December 31, 2020
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,400	$5,117	$1,271	$801	$10,589
Loans collectively evaluated for impairment	366,852	714,028	238,742	211,287	1,530,909
Total ending loans balance	$370,252	$719,145	$240,013	$212,088	$1,541,498

	December 31, 2019
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$6,147	$8,844	$525	$149	$15,665
Loans collectively evaluated for impairment	224,775	641,726	188,349	242,388	1,297,238
Total ending loans balance	$230,922	$650,570	$188,874	$242,537	$1,312,903

The following tables present loans individually evaluated for impairment recognized by class of loans as of December 31, 2020 and December 31, 2019, the average recorded investment and interest income recognized by class of loans as of the years ended December 31, 2020, 2019 and 2018 (in thousands):

	December 31, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$1,960	$1,963	$—	$133	$133	$—
Commercial mortgages:
Construction	188	189	—	247	247	—
Commercial mortgages	6,814	4,760	—	3,501	3,503	—
Residential mortgages	1,283	1,271	—	554	525	—
Consumer loans:
Home equity lines and loans	645	631	—	171	149	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,228	1,437	1,401	6,013	6,014	6,000
Commercial mortgages:
Commercial mortgages	258	168	74	5,093	5,094	2,097
Consumer loans:
Home equity lines and loans	170	170	52	—	—	—
Total	$16,546	$10,589	$1,527	$15,712	$15,665	$8,097

	December 31, 2020		December 31, 2019		December 31, 2018
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$936	$16	$248	$—	$608	$12
Commercial mortgages:
Construction	219	8	278	10	337	11
Commercial mortgages	4,103	16	3,605	12	4,193	21
Residential mortgages	952	25	422	44	416	7
Consumer loans:
Home equity lines & loans	446	7	137	6	60	3
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	4,981	4	3,209	—	3,043	3
Commercial mortgages:
Commercial mortgages	2,949	—	6,524	—	2,315	4
Consumer loans:
Home equity lines and loans	104	—	—	—	—	—
Total	$14,690	$76	$14,423	$72	$10,972	$61
(1)  Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of December 31, 2020 and December 31, 2019 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	2020	2019	2020	2019
Commercial and agricultural:
Commercial and industrial	$2,167	$6,147	$2	$7
Commercial mortgages:
Construction	55	80	—	—
Commercial mortgages	4,415	8,407	—	—
Residential mortgages	1,632	2,155	—	—
Consumer loans:
Home equity lines and loans	1,159	641	—	—
Indirect consumer loans	519	571	—	—
Direct consumer loans	5	7	—	—
Total	$9,952	$18,008	$2	$7

The following tables present the aging of the recorded investment in loans as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$520	$14	$30	$564	$369,404	$369,968
Agricultural	—	—	—	—	284	284
Commercial mortgages:
Construction	—	—	—	—	62,164	62,164
Commercial mortgages	1,438	3,696	308	5,442	651,539	656,981
Residential mortgages	817	406	461	1,684	238,329	240,013
Consumer loans:
Home equity lines and loans	521	41	474	1,036	77,725	78,761
Indirect consumer loans	1,268	198	252	1,718	119,135	120,853
Direct consumer loans	34	2	—	36	12,438	12,474
Total	$4,598	$4,357	$1,525	$10,480	$1,531,018	$1,541,498

	December 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,285	$49	$4,398	$5,732	$224,916	$230,648
Agricultural	—	—	—	—	274	274
Commercial mortgages:
Construction	—	—	—	—	44,082	44,082
Commercial mortgages	440	277	2,165	2,883	603,605	606,488
Residential mortgages	1,016	803	956	2,775	186,099	188,874
Consumer loans:
Home equity lines and loans	353	151	149	653	91,412	92,065
Indirect consumer loans	1,546	377	355	2,278	133,088	135,366
Direct consumer loans	32	11	6	49	15,057	15,106
Total	$4,672	$1,668	$8,029	$14,370	$1,298,533	$1,312,903

Troubled Debt Restructurings:

A modification of a loan may result in classification as a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs. As of December 31, 2020, in conformance with Section 4013 of the CARES Act, the Corporation modified a total of 1,064 commercial and consumer loans represented by a total loan balance of $211.2 million. As of December 31, 2020, 31 loans totaling $20.8 million remained in modified status, of which 18 loans totaling $20.1 million had been modified more than once.
As of December 31, 2020, 2019 and 2018, the Corporation has a recorded investment in TDRs of $6.7 million, $9.0 million, and $6.8 million, respectively. There were specific reserves of $0.4 million allocated for TDRs at December 31, 2020, and $2.3 million and $0.9 million allocated for December 31, 2019 and 2018, respectively. As of December 31, 2020, TDRs totaling $2.8 million were accruing interest under the modified terms and $3.9 million were on non-accrual status. As of December 31, 2019, TDRs totaling $0.9 million were accruing interest under the modified terms and $8.1 million were on non-accrual status. As of December 31, 2018, TDRs totaling $0.8 million were accruing interest under the modified terms and $6.0 million were on non-accrual status. The Corporation has committed no additional amounts to customers with outstanding loans that are classified as TDRs as of December 31, 2020, $17 thousand to customers with outstanding loans that are classified as TDRs as of December 31, 2019 and no additional amounts as of December 31, 2018.
During the years ended December 31, 2020, 2019 and 2018, the terms of certain loans were modified as TDRs. During the year ended December 31, 2020, the modification of the terms of one residential mortgage loan included the postponement of scheduled amortized payments for a period of greater than three-months. Additionally, two commercial and industrial loans were modified with the maturity date extended on both loans and one with an extension at a stated rate lower than the current market rate for new debt with similar risk. Additionally, two commercial and industrial loans had payments deferred and both loans were risk rated Substandard while one loan was in non-accrual status prior to the modification. The modifications of four commercial mortgage loans included the deferral of payments with three of the loans risk rated Substandard and in non-accrual status, three of the borrowers were over one year past due in real estate taxes and two of the loans were over 30 days past due in payments. The modifications of three residential mortgages included the deferral of payments while all three were in non-accrual status prior to the modifications, two were risk rated Substandard and one was over 30 days past due in payments. The modifications of three home equity lines and loans included the deferral of payments while all three loans were risk rated Substandard and in non-accrual status prior to the modifications.
During the year ended December 31, 2019, the modification of the terms of one commercial real estate term loan included a reduction of the scheduled amortized payments for greater than a three month period, and modification of the terms of one home equity loan included a reduction in the stated interest rate for the remaining life of the loan, an extension of the maturity date for approximately three years and a reduction of the scheduled amortized payment of the loan for greater than a three month period. Additionally, one residential mortgage loan modification included a reduction in the stated interest rate for the remaining life of the loan, a deferral of the principal balance decreasing the effective borrowing rate, an extension of the maturity date by thirteen years at a stated rate lower than the current market rate for new debt with similar risk and a postponement of the scheduled amortized payments of the loan for greater than a three month period
During the year ended December 31, 2018, the modification of the terms of two commercial and industrial term loans included extensions of the maturity dates at stated rates of interest lower than current market rates for new debt with similar risks.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2020, 2019 and 2018 (in thousands):

December 31, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	4	$2,068	$2,068
Commercial mortgages:
Commercial mortgages	4	1,297	1,297
Residential mortgages	4	997	997
Consumer loans:
Home equity lines and loans	3	738	738
Total	15	$5,100	$5,100

The TDRs described above increased the allowance for loan losses by $0.2 million and resulted in no charge offs during the year ended December 31, 2020.

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

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2020:

December 31, 2020	Number of Loans	Recorded Investment
Consumer loans:
Home equity lines and loans	1	$170
Total	1	$170

There were no payment defaults on any loans previously modified as troubled debt restructurings during the years ended December 31, 2019 and 2018, within twelve months following the modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are included in groups of homogeneous loans. Based on the analyses performed as of December 31, 2020 and 2019, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	December 31, 2020
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$360,500	$2,999	$5,092	$1,377	$369,968
Agricultural	—	284	—	—	—	284
Commercial mortgages:
Construction	—	59,885	—	2,279	—	62,164
Commercial mortgages	—	616,090	23,631	16,128	1,132	656,981
Residential mortgages	238,381		—	1,632	—	240,013
Consumer loans
Home equity lines and loans	77,602	—	—	1,159	—	78,761
Indirect consumer loans	120,334	—	—	519	—	120,853
Direct consumer loans	12,470	—	—	4	—	12,474
Total	$448,787	$1,036,759	$26,630	$26,813	$2,509	$1,541,498

	December 31, 2019
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$208,552	$5,915	$10,361	$5,820	$230,648
Agricultural	—	274	—	—	—	274
Commercial mortgages:
Construction	—	40,304	168	3,610	—	44,082
Commercial mortgages	—	577,266	12,451	12,356	4,415	606,488
Residential mortgages	186,719	—	—	2,155	—	188,874
Consumer loans
Home equity lines and loans	91,424	—	—	641	—	92,065
Indirect consumer loans	134,795	—	—	571	—	135,366
Direct consumer loans	15,099	—	—	7	—	15,106
Total	$428,037	$826,396	$18,534	$29,701	$10,235	$1,312,903

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Non-performing loans include non-accrual loans and non-accrual troubled debt restructurings.

The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$238,381	$77,602	$120,334	$12,470
Non-Performing	1,632	1,159	519	4
Total	$240,013	$78,761	$120,853	$12,474

	December 31, 2019
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$186,719	$91,424	$134,795	$15,099
Non-Performing	2,155	641	571	7
Total	$188,874	$92,065	$135,366	$15,106

(5)    PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Land	$4,803	$4,803
Buildings	41,957	41,408
Projects in progress	65	113
Equipment and furniture	37,183	37,007
Leasehold improvements	5,285	5,757
	89,293	89,088
Less accumulated depreciation and amortization	69,174	66,671
Net book value	$20,119	$22,417

Depreciation expense was $2.9 million, $3.1 million and $3.4 million for 2020, 2019, and 2018, respectively.

Capital Leases

The Corporation leases certain buildings under capital leases. The lease arrangements require monthly payments through 2036.

The Corporation has included these leases in premises and equipment as follows:

	2020	2019
Buildings	$5,572	$5,572
Accumulated depreciation	(1,875)	(1,541)
Net book value	$3,697	$4,031

(6)    LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of December 31, 2020, the weighted average remaining lease term was 10.3 years with a weighted average discount rate of 3.39%. Rent expense was $1.0 million, $1.0 million, and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees. As a result of branch consolidation in November, 2020, the Corporation terminated its lease at 1054 State Route 17C, Owego, New York, releasing $0.2 million in future lease obligation.

Leased branch properties at December 31, 2020 and December 31, 2019 consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Operating lease right-of-use asset	$8,001	$8,713
Less: accumulated amortization	(705)	(712)
Less: Lease termination	(151)	—
Operating lease right-of-use-assets, net	$7,145	$8,001

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of December 31, 2020 (in thousands):

Year	Amount
2021	$907
2022	846
2023	866
2024	857
2025	841
2026 and thereafter	4,349
Total minimum lease payments	8,666
Less: amount representing interest	(1,402)
Present value of net minimum lease payments	$7,264

As of December 31, 2020, the Corporation had no operating leases that were signed, but had not yet commenced. As of January 28, 2021, the Corporation entered into a three year lease agreement related to its new Western New York location, for which a $0.1 million future obligation and lease asset was recorded, effective March 1, 2021.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of December 31, 2020, the weighted average remaining lease term was 12.1 years with a weighted average discount rate of 3.36%. The Corporation has included these leases in premises and equipment as of December 31, 2020 and December 31, 2019.

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of December 31, 2020 (in thousands):

Year	Amount
2021	$388
2022	391
2023	391
2024	391
2025	409
2026 and thereafter	2,839
Total minimum lease payments	4,809
Less: amount representing interest	(960)
Present value of net minimum lease payments	$3,849

As of December 31, 2020, the Corporation had no finance leases that were signed, but had not yet commenced.

(7)            GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
End of year	$21,824	$21,824

Acquired intangible assets were as follows at December 31, 2020 and 2019 (in thousands):

	At December 31, 2020		At December 31, 2019
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,962	$5,975	$5,832
Other customer relationship intangibles	5,633	5,388	5,633	5,034
Total	$11,608	$11,350	$11,608	$10,866

Aggregate amortization expense was $0.5 million, $0.6 million, and $0.7 million for 2020, 2019 and 2018, respectively.

The remaining estimated aggregate amortization expense at December 31, 2020 is listed below (in thousands):

Year	Estimated Expense
2021	$258
Total	$258

(8)    DEPOSITS

A summary of deposits at December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Non-interest-bearing demand deposits	$620,423	$468,238
Interest-bearing demand deposits	282,172	200,089
Insured money market accounts	603,583	530,242
Savings deposits	245,865	212,393
Time deposits	285,731	161,176
Total	$2,037,774	$1,572,138

Scheduled maturities of time deposits at December 31, 2020, are summarized as follows (in thousands):

Year	Maturities
2021	$193,113
2022	75,890
2023	12,784
2024	—
2025	1,084
2026	2,860
Total	$285,731

Time deposits that meet or exceed the FDIC Insurance limit of $250 thousand at December 31, 2020 and 2019 were $31.2 million and $27.7 million, respectively.

(9)    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Repurchase agreements are secured borrowings. The Corporation pledges investment securities to secure these borrowings. A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
Balance at December 31	$—	$—	$—
Maximum month-end balance	$—	$—	$10,000
Average balance during year	$—	$—	$3,644
Weighted-average interest rate at December 31	—%	—%	—%
Average interest rate paid during year	—%	—%	3.77%

There were no securities sold under agreements to repurchase as of December 31, 2020, 2019 and 2018.
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

(10)    FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

There were no FHLBNY fixed rate term advances and overnight advances as of December 31, 2020 and December 31, 2019.

The Corporation has pledged $101.9 million and $170.0 million of first mortgage loans under a blanket lien arrangement at December 31, 2020 and 2019, respectively, as collateral for future borrowings.  Based on this collateral and the Corporation’s holdings of FHLBNY stock, the Corporation is eligible to borrow up to a total of $86.3 million at December 31, 2020.

(11)    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the years ended December 31, 2020, 2019 and 2018 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Year ended December 31, 2020
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,304	$—	$—	$2,304
Other	830	—	—	830
Interchange revenue from debit card transactions	4,068	—	—	4,068
WMG fee income	—	9,492	—	9,492
CFS fee and commission income	—	—	657	657
Net gains (losses) on sales of OREO	(79)	—	—	(79)
Net gains on sales of loans(a)	1,730	—	—	1,730
Loan servicing fees(a)	121	—	—	121
Change in fair value of equity securities(a)	139	—	(50)	89
Income from bank-owned life insurance(a)	161		—	161
Other(a)	1,708	—	43	1,751
Total non-interest income	$10,982	$9,492	$650	$21,124
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Year ended December 31, 2019
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$3,653	$—	$—	$3,653
Other	807	—	—	807
Interchange revenue from debit card transactions	4,104	—	—	4,104
WMG fee income	—	9,503	—	9,503
CFS fee and commission income	—	—	673	673
Net gains (losses) on sales of OREO	(99)	—	—	(99)
Net gains on sales of loans(a)	248	—	—	248
Loan servicing fees(a)	103	—	—	103
Net gains on sales of securities(a)	19	—	—	19
Change in fair value of equity securities(a)	143	—	(62)	81
Other(a)	1,378	—	(397)	981
Total non-interest income	$10,356	$9,503	$214	$20,073
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Year ended December 31, 2018
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$3,934	$—	$—	$3,934
Other	793	—	—	793
Interchange revenue from debit card transactions	4,040	—	—	4,040
WMG fee income	—	9,317	—	9,317
CFS fee and commission income	—	—	510	510
Net gains (losses) on sales of OREO	90	—	—	90
Net gains on sales of loans(a)	351	—	—	351
Loan servicing fees(a)	92	—	—	92
Change in fair value of equity securities(a)	2,024	—	(20)	2,004
Other(a)	2,272	—	(329)	1,943
Total non-interest income	$13,596	$9,317	$161	$23,074
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
The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2020, the Corporation held derivatives not designated as hedging instruments with a total notional amount of $377.0 million. Derivatives not designated as hedging instruments included back-to-back interest rate swaps of $358.2 million, consisting of $179.1 million of interest rate swaps with commercial borrowers and an additional $179.1 million of offsetting interest rate swaps with third-party counter-parties on substantially the same terms, and risk participation agreements with dealer banks of $18.8 million. Free-standing derivatives are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded in other non-interest income.

The following table presents information regarding our derivative financial instruments, at December 31:

2020	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	26	$179,085	7.7	3.95%	2.20%	$(15,024)
Interest rate swap agreements with third-party counter-parties	26	179,085	7.7	2.20%	3.95%	14,702
Risk participation agreements	4	18,840	2.8			(35)
Total	56	$377,010				$(357)

2019	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	15	$113,204	7.9	4.44%	4.03%	$(6,800)
Interest rate swap agreements with third-party counter-parties	15	113,204	7.9	4.03%	4.44%	6,466
Risk participation agreements	3	11,819	5.6			(31)
	33	$238,227				$(365)

2018	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	11	$76,395	7.1	4.69%	4.61%	$(3,255)
Interest rate swap agreements with third-party counter-parties	11	76,395	7.1	4.61%	4.69%	3,142
Risk participation agreements	6	20,142	15.0			(27)
	28	$172,932				$(140)

Off-balance sheet exposure for the risk participation agreements was $0.4 million for December 31, 2020 and December 31, 2019.

Amounts included in the Consolidated Statements of Income related to derivatives not designated as hedging were as follows:

	Years Ended December 31,
	2020	2019	2018
Derivatives not designated as hedging instruments:
Interest rate swap agreements with commercial loan customers:
Unrealized (loss) recognized in non-interest income	$(8,224)	$(3,544)	$(2,281)

Interest rate swap agreements with third-party counter-parties:
Unrealized gain recognized in non-interest income	8,236	3,324	2,168

Risk participation agreements:
Unrealized gain (loss) recognized in non-interest income	(4)	(4)	48

Unrealized gain (loss) recognized in non-interest income	$8	$(224)	$(65)

(13)            INCOME TAXES

For the years ended December 31, 2020, 2019 and 2018, income tax expense attributable to income from operations consisted of the following (in thousands):

	2020	2019	2018
Current expense:
Federal	$4,413	$4,603	$1,732
State	280	395	124
Total current	4,693	4,998	1,856
Deferred expense/(benefit):
Federal	(136)	(1,126)	2,253
State	50	(438)	345
Remeasurement of deferred tax assets	—	—	(445)
Total deferred	(86)	(1,564)	2,153
Income tax expense	$4,607	$3,434	$4,009

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows (in thousands):

	2020	2019	2018
Statutory federal tax rate	21%	21%	21%
Tax computed at statutory rate	$5,013	$3,999	$4,963
Increase (reduction) resulting from:
Tax-exempt income	(395)	(424)	(430)
831(b) premium adjustment	(296)	(189)	(167)
Dividend exclusion	(5)	(7)	(7)
State taxes, net of Federal impact	118	(86)	262
Nondeductible interest expense	5	9	7
Remeasurement of deferred tax assets	—	—	(445)
Other items, net	167	132	(174)
Income tax expense	$4,607	$3,434	$4,009
Effective tax rate	19.3%	18.0%	17.0%

The higher tax expense in 2020 when compared to 2019 can be attributed to an increase in pretax income. The lower tax expense in 2019 when compared to 2018 can be attributed to a decrease in pretax income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019, are presented below (in thousands):

	2020	2019
Deferred tax assets:
Allowance for loan losses	$5,393	$6,046
Accrual for employee benefit plans	47	92
Depreciation	681	379
Deferred compensation and directors' fees	1,045	765
Operating lease liabilities	1,831	2,050
Purchase accounting adjustment – loans	1	1
Purchase accounting adjustment – fixed assets	149	149
Gain on deemed sale of securities	54	71
Accounting for defined benefit pension and other benefit plans	2,302	2,448
Nonaccrued interest	687	695
Accrued expense	158	179
Other items, net	48	38
Total gross deferred tax assets	12,396	12,913

Deferred tax liabilities:
Deferred loan fees and costs	274	592
Prepaid pension	3,344	3,189
Net unrealized gains on securities available for sale	3,124	468
Discount accretion	50	24
Core deposit intangible	1,353	1,213
REIT dividend	616	922
Operating lease right-of-use assets	1,831	2,050
Other	168	103
Total gross deferred tax liabilities	10,760	8,561
Net deferred tax asset	$1,636	$4,352

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
As of December 31, 2020, 2019 and 2018, the Corporation did not have any unrecognized tax benefits.
The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes.  As of December 31, 2020, 2019 and 2018, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.
The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2017 and for New York State taxing authorities for the year prior to 2017.

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2020 and 2019 (in thousands):

Change in projected benefit obligation:	2020	2019
Benefit obligation at beginning of year	$39,886	$36,022
Service cost	—	—
Interest cost	1,300	1,522
Actuarial (gain) loss	3,735	4,474
Curtailments	—	—
Settlements	—	—
Benefits paid	(2,140)	(2,132)
Benefit obligation at end of year	$42,781	$39,886

Change in plan assets:	2020	2019
Fair value of plan assets at beginning of year	$45,557	$41,476
Actual return on plan assets	6,717	6,213
Employer contributions	—	—
Settlements	—	—
Benefits paid	(2,140)	(2,132)
Fair value of plan assets at end of year	$50,134	$45,557

Funded status	$7,353	$5,671

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2020 and 2019 consist of the following (in thousands):

	2020	2019
Net actuarial loss	$8,602	$9,352
Prior service cost	—	—
Total before tax effects	$8,602	$9,352

The accumulated benefit obligation at December 31, 2020 and 2019 was $42.8 million and $39.9 million, respectively.

Actuarial losses in the Projected Benefit Obligation (PBO) in 2020 were primarily the result of the decrease in discount rate. The decrease in discount rate caused the PBO to increase by $3.5 million. Other sources of gain/loss such as plan experience, updated census data and minor adjustments to actuarial assumptions generated a combined loss of less than 1% of expected year end obligations.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Discount rate	2.61%	3.33%	4.35%
Assumed rate of future compensation increase	N/A	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A	N/A

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) in 2020, 2019 and 2018 consist of the following (in thousands):

Net periodic benefit cost	2020	2019	2018
Service cost, benefits earned during the year	$—	$—	$—
Interest cost on projected benefit obligation	1,300	1,522	1,551
Expected return on plan assets	(2,444)	(2,221)	(3,309)
Amortization of net loss	213	204	188
Amortization of prior service cost	—	—	—
Recognized (gain) loss due to settlements	—	—	828
Net periodic cost (benefit)	$(931)	$(495)	$(742)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2020	2019	2018
Net actuarial (gain) loss	$(538)	$481	$736
Recognized loss	(213)	(204)	(1,016)
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive income (loss) (before tax effect)	$(751)	$277	$(280)

Total recognized in net (benefit) cost and other comprehensive income (loss) (before tax effect)	$(1,682)	$(218)	$(1,022)

During 2020, the plan's total unrecognized net gain increased by $0.8 million. The variance between the actual and expected return on plan assets during 2020 decreased the total unrecognized net loss by $4.3 million. Because the total unrecognized net gain or loss in the plan exceeds 10% of the projected benefit obligation or 10% of the plan assets, and the plan is frozen, the excess will be amortized over the average future life expectancy of all plan participants. Prior to the plan freeze on December 31, 2016, the excess had been amortized over the average future working lifetime of all plan participants. As of January 1, 2020, the average expected future life expectancy of all participants which was 23.78 years. Actual results for 2021 will depend on the 2021 actuarial valuation of the plan.

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Discount rate	3.33%	4.35%	3.74%
Expected return on assets	5.50%	5.50%	7.25%
Assumed rate of future compensation increase	N/A	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A	N/A

The Corporation changes important assumptions whenever changing conditions warrant. At December 31, 2020 the Corporation used IRS Static 2021 Mortality Table with Mortality Improvement Scale MP-2019 as a basis for the Plan's valuation. At December 31, 2019, the Corporation used IRS Static 2020 Mortality Table with Mortality Improvement Scale MP-2018 as a basis for the Plan's valuation. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.
The Corporation's overall investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types. The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds. Other investments may consist of mutual funds, money market funds and cash & cash equivalents. While no significant changes in the asset allocations are expected during 2021, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a CAPM using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2020	Percentage of Plan Assets at December 31,		Expected Long-Term Rate of Return
		2020	2019
Large cap domestic equities	20% - 50%	43%	38%	8.7%
Mid-cap domestic equities	0% - 15%	2%	2%	9.4%
Small-cap domestic equities	0% - 10%	3%	2%	8.8%
International equities	0% - 20%	3%	8%	5.1%
Intermediate fixed income	30% - 70%	45%	45%	4.7%
Alternative assets	0% - 10%	—%	—%	—%
Cash	0% - 20%	4%	5%	1.3%
Total		100%	100%

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
As of December 31, 2020 and 2019, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.
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

The fair value of the plan assets at December 31, 2020 and 2019, by asset class are as follows (in thousands):

		Fair Value Measurement atDecember 31, 2020 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2,047	$2,047	$—	$—
Equity securities:
U.S. companies	21,716	21,716	—	—

Mutual funds	23,778	23,778	—	—

Debt securities:
U.S. Treasuries/Government bonds	2,318	—	2,318	—
U.S. Corporate bonds	275	—	275	—
Total plan assets	$50,134	$47,541	$2,593	$—

		Fair Value Measurement atDecember 31, 2019 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2,210	$2,210	$—	$—
Equity securities:
U.S. companies	17,939	17,939	—	—

Mutual funds	21,328	21,328	—	—

Debt securities:
U.S. Treasuries/Government bonds	3,054	—	3,054	—
U.S. Corporate bonds	1,026	—	1,026	—
Total plan assets	$45,557	$41,477	$4,080	$—

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan (in thousands):

Calendar Year	Future Expected Benefit Payments
2021	$2,273
2022	$2,279
2023	$2,276
2024	$2,283
2025	$2,284
2026-2030	$11,379

The Corporation does not expect to contribute to the plan during 2021. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

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
Expense related to both plans totaled $1.3 million, $1.3 million, and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The plan's assets at December 31, 2020, 2019 and 2018 include 137,698, 155,696, and 148,716 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2020 and 2019 (in thousands):

Changes in accumulated postretirement benefit obligation:	2020	2019
Accumulated postretirement benefit obligation - beginning of year	$332	$363
Service cost	—	—
Interest cost	9	16
Participant contributions	35	49
Amendments	—	—
Actuarial (gain) loss	(57)	31
Benefits paid	(70)	(127)
Accumulated postretirement benefit obligation at end of year	$249	$332

Change in plan assets:	2020	2019
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	35	78
Plan participants’ contributions	35	49
Benefits paid	(70)	(127)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(249)	$(332)

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2020 and 2019 consist of the following (in thousands):

	2020	2019
Net actuarial loss	$286	$417
Prior service credit	(220)	(440)
Total before tax effects	$66	$(23)

Weighted-average assumption for disclosure as of December 31:	2020	2019	2018
Discount rate	2.61%	3.33%	4.35%
Assumed rate of future compensation increase	N/A	N/A	N/A
Health care cost trend: Initial (Pre-65/Post 65)	6.95% / 5.45%	6.95% / 5.45%	6.95% / 5.45%
Health care cost trend: Ultimate (Pre-65/Post 65)	4.75% / 4.75%	4.75% / 4.75%	4.75% / 4.75%
Year ultimate cost trend reached	2026	2025	2024

The components of net periodic postretirement benefit cost for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

Net periodic cost (benefit)	2020	2019	2018
Service cost	$—	$—	$—
Interest cost	9	16	16
Expected return on plan assets	—	—	—
Amortization of prior service benefit	(220)	(220)	(220)
Recognized actuarial loss	74	105	123
Recognized prior service benefit due to curtailments	—	—	—
Net periodic postretirement cost (benefit)	$(137)	$(99)	$(81)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2020	2019	2018
Net actuarial (gain) loss	$(57)	$31	$22
Recognized actuarial loss	(74)	(105)	(123)
Prior service credit	—	—	—
Amortization of prior service benefit	220	220	220
Total recognized in other comprehensive income (loss)(before tax effect)	$89	$146	$119

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$(48)	$47	$38

Actuarial gain for 2020 is primarily the net impact of a decrease in discount rate, which raised the Accumulated Postretirement Benefit Obligation (APBO) by $10 thousand and claims and date experience, which (combined) decreased the APBO by $65 thousand. During 2020 the plan's total unrecognized net loss decreased by $131 thousand. Because the total unrecognized net gain or loss in the plan exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average future life expectancy of all plan participants. As of January 1, 2020, the average future life expectancy of all plan participants was 5.0 years. Previous to the plan freeze as of December 31, 2016, the amortization period was based upon average future working lifetime of active employees. Actual results for 2021 will depend on the 2021 actuarial valuation of the plan.
The change in unrecognized gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2020, the unrecognized net loss decreased by 39.2% of the December 31, 2019 accumulated postretirement benefit obligation. The Corporation changes important assumptions whenever changing conditions warrant. The discount rate and per capita costs are typically changed at least annually. Other material assumptions include rates of participant mortality and rates of increase in medical costs.

Weighted-average assumptions for net periodic cost as of December 31:	2020	2019	2018
Discount rate	3.33%	4.35%	3.74%
Expected return on plan assets	N/A	N/A	N/A
Assumed rate of future compensation increase	N/A	N/A	N/A
Health care cost trend: Initial	6.95% / 5.45%	6.95% / 5.45%	6.50%
Health care cost tread: Ultimate	4.75% / 4.75%	4.75% / 4.75%	5.00%
Year ultimate reached	2025	2024	2021

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten (in thousands):

Calendar Year	Future Estimated Benefit Payments
2021	$48
2022	$35
2023	$36
2024	$20
2025	$19
2026-2030	$74

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees. The amount expected to be required in contributions to the plan during 2021 is $48 thousand.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded as of December 31, 2020 and 2019.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2020 and 2019 (in thousands):

Change in projected benefit obligation:	2020	2019
Benefit obligation at beginning of year	$1,232	$1,179
Service cost	—	—
Interest cost	39	49
Actuarial (gain) loss	89	113
Benefits paid	(109)	(109)
Projected benefit obligation at end of year	$1,251	$1,232

Changes in plan assets:	2020	2019
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	109	109
Benefits paid	(109)	(109)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(1,251)	$(1,232)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2020 and 2019 consist of the following (in thousands):

	2020	2019
Net actuarial loss	$359	$283
Prior service cost	—	—
Total before tax effects	$359	$283

Accumulated benefit obligation at December 31, 2020 and 2019 was $1.3 million and $1.2 million, respectively.

Weighted-average assumption for disclosure as of December 31:	2020	2019	2018
Discount rate	2.61%	3.33%	4.35%
Assumed rate of future compensation increase	N/A	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

Net periodic benefit cost	2020	2019	2018
Service cost	$—	$—	$—
Interest cost	39	49	46
Recognized actuarial loss	13	4	7
Net periodic postretirement benefit cost	$52	$53	$53

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):	2020	2019	2018
Net actuarial (gain) loss	$89	$113	$(47)
Recognized actuarial loss	(13)	(4)	(7)
Total recognized in other comprehensive income (loss) (before tax effect)	$76	$109	$(54)

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$128	$162	$(1)

Actuarial losses in the projected benefit obligation in 2020 were primarily the result of the decrease in discount rate, $69 thousand, and mortality losses, $23 thousand. Other sources of gains/losses, including the update in mortality table, generated losses of less than 1% of expected year end obligations.
During 2020, the plan's total unrecognized net loss increased by $76 thousand. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average future life expectancy of all participants. Previously, the excess had been amortized over the average future working lifetime of active participants, however, there are no longer any active participants in the plan as of January 1, 2017, so the amortization period was changed to be the average future life expectancy of all plan participants. As of January 1, 2021, the average future life expectancy of plan participants was 12.04 years.

Weighted-average assumptions for net periodic cost as of December 31:	2020	2019	2018
Discount rate	3.33%	4.35%	3.74%
Expected asset return	N/A	N/A	N/A
Assumed rate of future compensation increase	N/A	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A	N/A

The discount rate was determined by projecting the plan's expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation.
The change in unrecognized net gain.loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2020 the unrecognized net loss increased by 6.2% of the December 31, 2019 projected benefit obligation.

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan (in thousands):

Calendar Year	Future Estimated Benefit Payments
2021	$108
2022	$106
2023	$104
2024	$101
2025	$97
2026-2030	$417

The Corporation expects to contribute $110 thousand to the plan during 2021. Corporation contributions are equal to the benefit payments to plan participants. Funding requirements for subsequent years are uncertain and will significantly depend upon changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, the Corporation may increases, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers, which was initiated in 2012. The plan is unfunded as of December 31, 2020 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events. The accrued obligation for the plan as of December 31, 2020 and 2019 was $2.0 million and $1.6 million, respectively. A total of $0.4 million, $0.4 million, and $0.3 million was expensed during the years ended December 31, 2020, 2019, and 2018, respectively. In addition to each participants account being credited with the annual company contribution, each account will receive a quarterly interest credit that will equal the average yield on five year U.S. Treasury Notes.

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
During January 2021, 2020, and 2019, 9,291, 7,923 and 8,465 shares, respectively, were re-issued from treasury to fund the stock component of the directors' and the Chief Executive Officer’s compensation. An expense of $318 thousand, $350 thousand and $357 thousand related to this compensation was recognized during the years ended December 31, 2020, 2019 and 2018, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity as of December 31, 2020, and changes during the year ended is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2019	33,575	$43.24
Granted	14,805	35.21
Vested	(16,438)	41.65
Forfeited or Cancelled	(112)	44.72
Nonvested at December 31, 2020	31,830	$40.32

As of December 31, 2020, there was $1.1 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.88 years. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 were $556 thousand, $438 thousand and $432 thousand, respectively.

(16)    RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest) or board members, were customers of, and had loans and other transactions with the Corporation. These loans are summarized as follows for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Balance at beginning of year	$59,973	$62,741
New loans or additional advances	7,461	1,895
Effect of changes in composition of related parties	—	4,456
Repayments	(11,382)	(9,119)
Balance at end of year	$56,052	$59,973

Deposits from principal officers, directors, and their affiliates at December 31, 2020 and 2019 were $39.5 million and $18.3 million, respectively.
The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July 2022 from a member of the Corporation's Board of Directors with monthly rent expense totaling $4 thousand per month. Annual rent paid to this Board of Directors member totaled $51 thousand, $52 thousand, and $45 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.
The Bank utilized legal services from a local law firm in 2019 and 2018 which a former member of the Board of Directors is a principal owner. Services totaled $10 thousand, and $28 thousand for the years ended December 31, 2019 and 2018, respectively. The Bank did not utilize legal services from the same local law firm for the year ended December 31, 2020.
The Bank entered into a lease agreement in 2018 related to its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February 2033 from a member of the Corporation's Board of Directors with monthly rent expense totaling $8 thousand per month. Rent paid to this Board of Directors member totaled $106 thousand, $93 thousand and $84 thousand for the years ended December 2020, 2019 and 2018, respectively.

The Bank leases its branch located at 127 Court Street, Binghamton, New York under a lease agreement through June 2030 with monthly lease payments of $5 thousand. The lease originated with an entity in whom the employer of a Director of the Corporation had a twenty percent interest. In July 2017, the employer of the Director sold its interest in the property to an unrelated third party from which the Bank continues to lease the property. CFS offered insurance products to its customers through the same employer of a Director of the Corporation during the year ended December 31, 2018. CFS earned income of less than $1 thousand related to these insurance products during the year ended December 31, 2018. The Bank purchased insurance products from the same employer of a Director of the Corporation in the amount of $34 thousand during the year ended December 31, 2018.
WMG provided trust services to members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners or board members. WMG fee income for the trust services provided totaled $614 thousand, $580 thousand, and $593 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows (in thousands):

	2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$28,459	$39,056	$15,560	$25,233
Unused lines of credit	$1,300	$268,075	$1,062	$229,137
Standby letters of credit	$—	$16,094	$—	$16,272

Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of December 31, 2020, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 2.63% to 5.50% and maturities ranging from three years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of December 31, 2020, the fixed rate commercial draw commitments have interest rates ranging from 3.50% to 6.25%.
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
The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $16.1 million at December 31, 2020 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2020 was not significant.

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

(18)    PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting) (in thousands):

BALANCE SHEETS - DECEMBER 31	2020	2019
Assets:
Cash on deposit with subsidiary bank	$2,243	$3,938
Investment in subsidiary - Chemung Canal Trust Company	192,364	175,470
Investment in subsidiary - CFS Group, Inc.	876	868
Investment in subsidiary - Chemung Risk Management, Inc.	2,563	1,954
Dividends receivable from subsidiary bank	1,214	—
Securities available for sale, at estimated fair value	377	492
Other assets	1,420	1,266
Total assets	$201,057	$183,988
Liabilities and shareholders' equity:
Dividends payable	$1,214	$1,263
Other liabilities	144	98
Total liabilities	1,358	1,361
Shareholders' equity:
Total shareholders' equity	199,699	182,627
Total liabilities and shareholders' equity	$201,057	$183,988

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2020	2019	2018
Dividends from subsidiary bank and non-bank	$10,806	$4,516	$3,187
Interest and dividend income	5	9	10
Non-interest income	(50)	(62)	(20)
Non-interest expenses	503	439	477
Income before impact of subsidiaries' undistributed earnings	10,258	4,024	2,700
Equity in undistributed earnings of Chemung Canal Trust Company	8,204	11,220	16,670
Equity in undistributed earnings of CFS Group, Inc.	8	(4)	(32)
Equity in undistributed earnings of Chemung Risk Management, Inc.	610	205	124
Income before income tax	19,080	15,445	19,462
Income tax benefit	(182)	(164)	(164)
Net income	$19,262	$15,609	$19,626

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2020	2019	2018
Cash flows from operating activities:
Net Income	$19,262	$15,609	$19,626
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(8,204)	(11,220)	(16,670)
Equity in undistributed earnings of CFS Group, Inc.	(8)	4	32
Equity in undistributed earnings of Chemung Risk Management, Inc.	(610)	(205)	(124)
Change in dividend receivable	(1,214)	—	1,233
Change in other assets	(154)	(196)	(32)
Change in other liabilities	6	(48)	773
Expense related to employee stock compensation	101	100	89
Expense related to restricted stock units for directors' deferred compensation plan	29	42	67
Expense to employee restricted stock awards	672	503	405
Net cash provided by operating activities	9,880	4,589	5,399
Cash flow from financing activities:
Cash dividends paid	(5,006)	(5,029)	(4,969)
Purchase of treasury stock	(7,589)	(185)	(112)
Sale of treasury stock	1,018	585	643
Net cash used in financing activities	(11,577)	(4,629)	(4,438)
Increase (decrease) in cash and cash equivalents	(1,697)	(40)	961
Cash and cash equivalents at beginning of year	3,938	3,978	3,017
Cash and cash equivalents at end of year	$2,241	$3,938	$3,978

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$467,866	$—	$467,866	$—
Obligations of states and political subdivisions	43,405	—	43,405	—
Corporate bonds and notes	9,035	—	9,035	—
SBA loan pools	34,305	—	34,305	—
Total available for sale securities	$554,611	$—	$554,611	$—

Equity Investments	$1,880	$1,880	$—	$—
Derivative assets	14,702	—	14,702	—

Financial Liabilities:
Derivative liabilities	$15,059	$—	$14,702	$357

		Fair Value Measurement at December 31, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$225,234	$—	$225,234	$—
Obligations of states and political subdivisions	42,845	—	42,845	—
Corporate bonds and notes	250	—	250	—
SBA loan pools	15,761	—	15,761	—
Total available for sale securities	$284,090	$—	$284,090	$—

Equity investments	$1,442	$1,442	$—	$—
Derivative assets	6,466	—	6,466	—

Financial Liabilities:
Derivative liabilities	$6,831	$—	$6,466	$365

There were no transfers between Level 1 and Level 2 during the twelve month periods ending December 31, 2020 and 2019.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Assets (Liabilities)
	Derivative Liabilities
(in thousands)	2020	2019
Balance of recurring Level 3 assets at January 1	$(365)	$(140)
Derivative instruments entered into	(52)	(43)
Total gains or losses for the period:
Included in earnings - other non-interest income	60	(182)
Balance of recurring Level 3 assets at December 31	$(357)	$(365)

The following table presents information related to Level 3 recurring fair value measurement at December 31, 2020 and December 31, 2019 (in thousands):

Description	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2020
Derivative liabilities	$357	Historical trend	Credit default rate	0.93% - 27.78% [2.27%]

Description	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2019
Derivative liabilities	$365	Historical trend	Credit default rate	7.30% - 7.30% [7.30%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$—	$—	$—	$—	$—
Total impaired loans	$—	$—	$—	$—	$—

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$111	$—	$—	$111	$—
Residential mortgages	126	—	—	126	—
Total other real estate owned, net	$237	$—	$—	$237	$—

		Fair Value Measurement at December 31, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$1,554	$—	$—	$1,554	$(1,597)
Total impaired loans	$1,554	$—	$—	$1,554	$(1,597)

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$111	$—	$—	$111	$—
Residential mortgages	284	—	—	284	(12)
Consumer loans:
Home equity lines and loans	122	—	—	122	—
Total other real estate owned, net	$517	$—	$—	$517	$(12)

The following table presents information related to Level 3 non-recurring fair value measurement at December 31, 2020 and 2019 (in thousands):

Asset	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2020
OREO:
Commercial mortgages:
Commercial mortgages	$111	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	126	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$237

Asset	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2019
Impaired loans:
Commercial mortgages:
Commercial mortgages	$1,554	Sales comparison	Discount to appraised value	10.00% - 10.00% [10.00%]
	$1,554

OREO:
Commercial mortgages:
Commercial mortgages	$111	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	284	Sales comparison	Discount to appraised value	20.80% - 35.29% [24.09%]
Consumer loans:
Home equity lines and loans	122	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$517

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at December 31, 2020 and December 31, 2019, are as follows (in thousands):

		Fair Value Measurements at December 31, 2020 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$29,467	$29,467	$—	$—	$29,467
Interest-bearing deposits in other financial institutions	79,071	79,071	—	—	79,071
Equity investments	2,542	2,542	—	—	2,542
Securities available for sale	554,611	—	554,611	—	554,611
Securities held to maturity	2,469	—	2,175	326	2,501
FHLBNY and FRBNY stock	3,150	—	—	—	N/A
Loans, net and loans held for sale	1,515,709	—	—	1,514,318	1,514,318
Accrued interest receivable	6,271	—	1,356	4,915	6,271
Derivative assets	14,702	—	14,702	—	14,702

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,752,043	$1,752,043	$—	$—	$1,752,043
Time deposits	285,731	—	288,398	—	288,398
Accrued interest payable	262	11	251	—	262
Derivative liabilities	15,059	—	14,702	357	15,059
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

(20)    REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of December 31, 2020, the Bank met all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. At December 31, 2019, the most recent regulatory notifications categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. The Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets. There are no conditions or events since that notification that management believes have changed the institution's category.

As of December 31, 2020, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.
The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  During 2021, the Bank could, without prior approval, declare dividends of approximately $36.1 million plus any 2021 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following tables (in thousands):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$192,960	13.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$185,606	13.12%	$113,182	8.00%	$148,551	10.50%	$141,478	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$175,216	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	11.87%	$84,887	6.00%	$120,256	8.50%	$113,182	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$175,216	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	11.87%	$63,665	4.50%	$99,034	7.00%	$91,960	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$175,216	7.90%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	7.59%	$88,474	4.00%	N/A	N/A	$110,592	5.00%

	Actual		Minimum Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$182,239	13.98%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$175,062	13.45%	$104,136	8.00%	$136,679	10.50%	$130,170	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$78,102	6.00%	$110,645	8.50%	$104,136	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$165,859	12.73%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	12.19%	$58,577	4.50%	$91,119	7.00%	$84,611	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$165,859	9.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$158,702	8.98%	$70,719	4.00%	N/A	N/A	$88,399	5.00%

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2020	$1,368	$(7,167)	$(5,799)
Other comprehensive income before reclassification	7,759	377	8,136
Amounts reclassified from accumulated other comprehensive income (loss)	—	64	64
Net current period other comprehensive income (loss)	7,759	441	8,200
Balance at December 31, 2020	$9,127	$(6,726)	$2,401

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2019	$(4,646)	$(6,765)	$(11,411)
Other comprehensive income (loss) before reclassification	6,028	(467)	5,561
Amounts reclassified from accumulated other comprehensive income (loss)	(14)	65	51
Net current period other comprehensive income (loss)	6,014	(402)	5,612
Balance at December 31, 2019	$1,368	$(7,167)	$(5,799)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at Balance at December 31, 2017	$(3,415)	$(6,925)	$(10,340)
Cumulative effect of accounting change	(202)	—	(202)
Balance at January 1, 2018	(3,617)	(6,925)	(10,542)
Other comprehensive income (loss) before reclassification	(1,029)	(530)	(1,559)
Amounts reclassified from accumulated other comprehensive income (loss)	—	690	690
Net current period other comprehensive loss	(1,029)	160	(869)
Balance at December 31, 2018	$(4,646)	$(6,765)	$(11,411)

The following is the reclassification out of accumulated other comprehensive income (loss) for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,			Affected Line Item in the Statement Where Net Income is Presented
	2020	2019	2018
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$(19)	$—	Net gains on securities transactions
Tax effect	—	5	—	Income tax expense
Net of tax	—	(14)	—

Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(220)	(220)	(220)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	300	312	1,146	Other components of net periodic pension and postretirement benefits
Tax effect	(15)	(27)	(236)	Income tax expense
Net of tax	65	65	690
Total reclassification for the period, net of tax	$65	$51	$690
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
Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table. Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment. The Holding Company, CFS, and CRM column below includes amounts to eliminate transactions between segments as well as income and expenses related to insurance products, mutual funds, brokerage services, and captive insurance (in thousands).

Year ended December 31, 2020	Core Banking	WMG	Holding Company, CFS and CRM	Consolidated Totals
Interest and dividend income	$66,849	$—	$58	$66,907
Interest expense	3,988	—	—	3,988
Net interest income	62,861	—	58	62,919
Provision for loan losses	4,239	—	—	4,239
Net interest income after provision for loan losses	58,622	—	58	58,680
Non-interest income	10,982	9,492	650	21,124
Non-interest expenses	48,479	6,283	1,173	55,935
Income (loss) before income tax expense	21,125	3,209	(465)	23,869
Income tax expense (benefit)	3,952	824	(169)	4,607
Segment net income (loss)	$17,173	$2,385	$(296)	$19,262

Segment assets	$2,271,923	$3,231	$4,297	$2,279,451

Year ended December 31, 2019	Core Banking	WMG	Holding Company, CFS and CRM	Consolidated Totals
Interest and dividend income	$66,868	$—	$64	$66,932
Interest expense	6,321	—	—	6,321
Net interest income	60,547	—	64	60,611
Provision for loan losses	5,945	—	—	5,945
Net interest income after provision for loan losses	54,602	—	64	54,666
Non-interest income	10,356	9,503	214	20,073
Non-interest expenses	48,213	6,326	1,157	55,696
Income (loss) before income tax expense	16,745	3,177	(879)	19,043
Income tax expense (benefit)	2,778	810	(154)	3,434
Segment net income (loss)	$13,967	$2,367	$(725)	$15,609

Segment assets	$1,780,401	$3,345	$4,082	$1,787,827

Year ended December 31, 2018	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$64,511	$—	$42	$64,553
Interest expense	4,073	—	—	4,073
Net interest income	60,438	—	42	60,480
Provision for loan losses	3,153	—	—	3,153
Net interest income after provision for loan losses	57,285	—	42	57,327
Non-interest income	13,597	9,317	160	23,074
Non-interest expenses	49,650	5,997	1,119	56,766
Income (loss) before income tax expense	21,232	3,320	(917)	23,635
Income tax expense (benefit)	3,329	847	(167)	4,009
Segment net income (loss)	$17,903	$2,473	$(750)	$19,626

Segment assets	$1,747,208	$3,606	$4,529	$1,755,343

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 24, 2021	By: /s/ Anders M. Tomson
Anders M. Tomson, President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 24, 2021	By: /s/ Karl F. Krebs
Karl F. Krebs, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raimundo C. Archibold, Jr.	Director	March 24, 2021
Raimundo C. Archibold, Jr.

/s/ Larry H. Becker	Director	March 24, 2021
Larry H. Becker

/s/ Ronald M. Bentley	Director	March 24, 2021
Ronald M. Bentley

/s/ David M. Buicko	Director	March 24, 2021
David M. Buicko

/s/ David J. Dalrymple	Director and Chairman of the Board of Directors	March 24, 2021
David J. Dalrymple

/s/ Robert H. Dalrymple	Director	March 24, 2021
Robert H. Dalrymple

/s/ Richard E. Forrestel, Jr.	Director	March 24, 2021
Richard E. Forrestel, Jr.

/s/ Denise V. Gonick	Director	March 24, 2021
Denise V. Gonick

/s/ Stephen M. Lounsberry, III	Director	March 24, 2021
Stephen M. Lounsberry, III

/s/ Jeffrey B. Streeter	Director	March 24, 2021
Jeffrey B. Streeter
(Signatures, continued)

Signature	Title	Date

/s/ Richard W. Swan	Director	March 24, 2021
Richard W. Swan

/s/ G. Thomas Tranter, Jr.	Director	March 24, 2021
G. Thomas Tranter, Jr.

/s/ Thomas R. Tyrrell	Director	March 24, 2021
Thomas R. Tyrrell

/s/ Anders M. Tomson	Chief Executive Officer and President	March 24, 2021
Anders M. Tomson

/s/ Karl F. Krebs	Chief Financial Officer and Treasurer	March 24, 2021
Karl F. Krebs

EXHIBIT INDEX

Exhibit	The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
3.1
Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984 (as incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2007 and filed with the Commission on March 13, 2008).

3.2
Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988 (as incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007 and filed with the Commission on March 13, 2008).

3.3
Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998 (as incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the Commission on March 15, 2006).

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to January 20, 2021 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K and filed with the Commission on January 25, 2021).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.2
Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, filed herewith (as incorporated by reference to Exhibit 4.2 to Registrant's Form 10-K for the year ended December 31, 2019 and filed with the Commission on March 12, 2020).

10.1
Chemung Financial Corporation 2014 Omnibus Plan and Component Plans (Chemung Financial Corporation Restricted Stock Plan, Chemung Financial Corporation Incentive Compensation Plan, Chemung Financial Corporation Directors’ Compensation Plan and Chemung Financial Corporation/Chemung Canal Trust Company Directors’ Deferred Fee Plan) (filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to Registrant’s Form S-8 filed with the Commssion on January 27, 2015 and incorporated herein by reference).

10.2
Change of Control Agreement dated December 19, 2018 between Chemung Canal Trust Company and Anders M. Tomson, President and Chief Executive Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on December 19, 2018 and incorporated herein by reference).

10.3
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Karl F. Krebs, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on December 23, 2019 and incorporated herein by reference).

10.4
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President, (as incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 2019 and filed with the Commission on March 12, 2020).

10.5
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer (filed as Exhibit 10.3 to Registrant’s Form 8-K on December 23, 2019 and incorporated herein by reference).

10.6
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Thomas W. Wirth, Executive Vice President (filed as Exhibit 10.4 to Registrant’s Form 8-K filed with the Commission on December 23, 2019 and incorporated herein by reference).

10.7
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Daniel D. Fariello, President of Capital Bank Division (filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Commission on December 23, 2019 and incorporated herein by reference).

10.8
Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Loren D. Cole, Executive Vice President and Chief Information Officer, (as incorporated by reference to Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 2019 and filed with the Commission on March 12, 2020).

10.9
Change of Control Agreement dated January 4, 2021 between Chemung Canal Trust Company and Jeffrey P. Kenefick, Regional President (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on January 5, 2021 and incorporated herein by reference).

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