Form 10-Q
period 2021-03-31
CHEMUNG FINANCIAL CORP
filed 2021-05-12
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2021

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-13888

CHEMUNG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-1237038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Chemung Canal Plaza, Elmira, NY	14901
(Address of principal executive offices)	(Zip Code)

(607) 737-3711 or (800) 836-3711
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $.01 per share	CHMG	The Nasdaq Global Select Market

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
Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes: ☐ No: ☒
The number of shares of the registrant's common stock, $.01 par value, outstanding on May 7, 2021 was 4,663,243.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany and Saratoga.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).

ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
PCI loans	Represents loans that were acquired in the Fort Orange Financial Corp. transaction and deemed to be credit-impaired on the acquisition date in accordance with the guidance of FASB.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.
RWA	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.

Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
TDR	A TDR is deemed to occur when the Corporation modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from financial institutions	$30,602	$29,467
Interest-earning deposits in other financial institutions	126,397	79,071
Total cash and cash equivalents	156,999	108,538

Equity investments, at estimated fair value	2,718	2,542
Securities available for sale, at estimated fair value	626,195	554,611
Securities held to maturity, estimated fair value of $2,482 at March 31, 2021 and $2,501 at December 31, 2020	2,453	2,469
FHLBNY and FRBNY Stock, at cost	3,164	3,150

Loans, net of deferred loan fees	1,580,949	1,536,463
Allowance for loan losses	(20,909)	(20,924)
Loans, net	1,560,040	1,515,539

Loans held for sale	295	170
Premises and equipment, net	19,541	20,119
Operating lease right-of-use assets	7,335	7,145
Goodwill	21,824	21,824
Other intangible assets, net	157	258
Bank-owned life insurance	2,787	3,059
Accrued interest receivable and other assets	38,987	40,027

Total assets	$2,442,495	$2,279,451

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$693,785	$620,423
Interest-bearing	1,516,596	1,417,351
Total deposits	2,210,381	2,037,774

Long term finance lease obligation	3,788	3,849
Operating lease liabilities	7,462	7,264
Dividends payable	1,211	1,214
Accrued interest payable and other liabilities	24,869	29,651
Total liabilities	2,247,711	2,079,752

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2021 and December 31, 2020	53	53
Additional paid-in capital	47,025	46,764
Retained earnings	173,325	168,006
Treasury stock, at cost; 648,272 shares at March 31, 2021 and 642,239 shares at December 31, 2020	(17,867)	(17,525)
Accumulated other comprehensive income (loss)	(7,752)	2,401
Total shareholders' equity	194,784	199,699

Total liabilities and shareholders' equity	$2,442,495	$2,279,451
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Interest and dividend income:
Loans, including fees	$14,617	$14,228
Taxable securities	1,802	1,487
Tax exempt securities	261	271
Interest-earning deposits	60	398
Total interest and dividend income	16,740	16,384
Interest expense:
Deposits	921	1,286
Borrowed funds	33	36
Total interest expense	954	1,322
Net interest income	15,786	15,062
Provision for loan losses	(259)	3,050
Net interest income after provision for loan losses	16,045	12,012

Non-interest income:
WMG fee income	2,678	2,229
Service charges on deposit accounts	717	990
Interchange revenue from debit card transactions	1,123	925
Changes in fair value of equity investments	86	(246)
Net gains on sales of loans held for sale	300	75
Net gains (losses) on sales of other real estate owned	(18)	(29)
Income from bank-owned life insurance	15	119
Other	720	667
Total non-interest income	5,621	4,730

Non-interest expenses:
Salaries and wages	5,762	5,768
Pension and other employee benefits	1,459	1,516
Other components of net periodic pension and postretirement benefits	(391)	(265)
Net occupancy	1,523	1,522
Furniture and equipment	366	475
Data processing	2,003	1,914
Professional services	454	329
Amortization of intangible assets	101	132
Marketing and advertising	126	324
Other real estate owned	12	29
FDIC insurance	390	250
Loan expense	234	310
Other	1,314	1,445
Total non-interest expenses	13,353	13,749
Income before income tax expense	8,313	2,993
Income tax expense	1,783	502
Net income	$6,530	$2,491

Weighted average shares outstanding	4,691	4,895
Basic and diluted earnings per share	$1.39	$0.51
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$6,530	$2,491
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(13,632)	7,646
Tax effect	(3,479)	1,950
Net of tax amount	(10,153)	5,696

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(55)
Reclassification adjustment for amortization of net actuarial loss	55	77
Total before tax effect	—	22
Tax effect	—	1
Net of tax amount	—	21

Total other comprehensive income (loss)	(10,153)	5,717

Comprehensive income (loss)	$(3,623)	$8,208
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2020, as reported	$53	$46,382	$153,701	$(11,710)	$(5,799)	$182,627
Net income	—	—	2,491	—	—	2,491
Other comprehensive income	—	—	—	—	5,717	5,717
Restricted stock awards	—	125	—	—	—	125
Restricted stock units for directors' deferred compensation plan	—	11	—	—	—	11
Distribution of 255 shares of treasury stock grants for employee restricted stock awards	—	(7)	—	7	—	—
Cash dividends declared ($0.26 per share)	—	—	(1,266)	—	—	(1,266)
Distribution of 7,923 shares of treasury stock for directors' compensation	—	144	—	206	—	350
Distribution of 2,274 shares of treasury stock for employee compensation	—	41	—	59	—	100
Repurchase of 4,141 shares of common stock	—	—	—	(128)	—	(128)
Sale of 14,185 shares of treasury stock (a)	—	53	—	367	—	420
Forfeiture of 112 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at March 31, 2020	$53	$46,754	$154,926	$(11,204)	$(82)	$190,447

Balances at January 1, 2021	$53	$46,764	$168,006	$(17,525)	$2,401	$199,699
Net income	—	—	6,530	—	—	6,530
Other comprehensive loss	—	—	—	—	(10,153)	(10,153)
Restricted stock awards	—	136	—	—	—	136
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Cash dividends declared ($0.26 per share)	—	—	(1,211)	—	—	(1,211)
Distribution of 9,291 shares of treasury stock for directors' compensation	—	64	—	253	—	317
Distribution of 3,860 shares of treasury stock for employee compensation	—	27	—	105	—	132
Repurchase of 22,875 shares of common stock	—	—	—	(801)	—	(801)
Sale of 3,691 shares of treasury stock (a)	—	29	—	101	—	130
Balances at March 31, 2021	$53	$47,025	$173,325	$(17,867)	$(7,752)	$194,784
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2021	2020
Net income	$6,530	$2,491
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of (increase in) right-of-use assets	(190)	175
Amortization of intangible assets	101	132
Provision for loan losses	(259)	3,050
Depreciation and amortization of fixed assets	666	757
Amortization of premiums on securities, net	1,274	237
Gain on sales of loans held for sale, net	(300)	(75)
Proceeds from sales of loans held for sale	6,941	3,089
Loans originated and held for sale	(6,766)	(2,630)
Net losses on sale of other real estate owned	18	29
Write-downs on other real estate owned	—	8
Net change in fair value of equity investments	(86)	246
Purchase of equity investments	(90)	(71)
Decrease (Increase) in other assets and accrued interest receivable	894	(9,322)
Increase (decrease) in accrued interest payable	28	(6)
Expense related to restricted stock units for directors' deferred compensation plan	5	11
Expense related to employee stock compensation	132	101
Expense related to employee restricted stock awards	136	125
Increases in (payments on) operating leases	198	(165)
(Decrease) increase in other liabilities	(1,012)	8,231
Income from bank owned life insurance	(15)	(119)
Net cash provided by operating activities	8,205	6,294
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	39,219	8,882
Proceeds from maturities and principal collected on securities held to maturity	11	114
Purchases of securities available for sale	(125,706)	(16,458)
Purchase of FHLBNY and FRBNY stock	(14)	—
Purchases of premises and equipment	(88)	(121)
Proceeds from sale of other real estate owned	128	101
Proceeds from bank owned life insurance	287	213
Net (increase) decrease in loans	(44,242)	(11,537)
Net cash used in investing activities	(130,405)	(18,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	159,586	30,880
Increase in time deposits	13,021	5,086
Payments made on finance leases	(61)	(57)
Purchase of treasury stock	(801)	—
Sale of treasury stock	130	420
Cash dividends paid	(1,214)	(1,263)
Net cash provided by financing activities	170,661	35,066
Net increase in cash and cash equivalents	48,461	22,554
Cash and cash equivalents, beginning of period	108,538	121,904
Cash and cash equivalents, end of period	$156,999	$144,458
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2021	2020
Cash paid for:
Interest	$926	$1,328
Income taxes	550	—
Supplemental disclosure of non-cash activity:
Dividends declared, not yet paid	1,211	1,266
Repurchase of common stock in lieu of employee payroll taxes	80	37
Distribution of treasury stock for directors' compensation	317	350
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X of the Exchange Act.  These financial statements include the accounts of the Corporation and its subsidiaries, and all significant intercompany balances and transactions are eliminated in consolidation.  Amounts in the prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The unaudited consolidated financial statements should be read in conjunction with the Corporation's 2020 Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Reclassifications

Amounts in the prior year financial statements are reclassified whenever necessary to conform to the current year's presentation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal years beginning after December 15, 2018. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the delay. The Corporation has established a committee to oversee the implementation of CECL and has selected a vendor to assist in the implementation process. The model chosen utilizes a loss driver analysis which includes reasonable and supportable forecasts to estimate future losses. This analysis includes different methods such as discounted cash flows, remaining life and vintage analysis, which are used depending on the nature of the portfolio segment. The Corporation is running its current incurred loss model and a CECL model concurrently. The Corporation will adopt CECL effective January 1, 2023.

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

Risks and Uncertainties - COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. As of March 31, 2021, many restrictions have been removed or lessened and many non-essential businesses have been allowed to re-open in limited capacity adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences have resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic began, millions of people have filed claims for unemployment and stock markets have remained volatile. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened.

The Corporation's unaudited consolidated financial statements reflect estimates and assumptions that affect the reported amounts of assets and liabilities, including the amount of the allowance for loan losses established. Management evaluated the potential impact of the COVID-19 pandemic as it related to the loan portfolio and as part of this analysis, management identified what it believes to be higher risk loans through a detailed analysis of industry codes. Certain allowance qualitative factors were increased based on an assessment of the impact of the current pandemic on local, national and global economic conditions as well as the perceived risks inherent in specific industries and credit characteristics.

Management has taken actions to identify and assess additional possible credit exposure due to the COVID-19 pandemic based upon the industry types within the current loan portfolio. While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, Management has designated certain industries as most impacted by COVID-19. For a discussion of the effect of COVID-19 on our business, see pages 49-50 of this Form 10-Q.

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur. Earnings per share were computed by dividing net income by 4,691 and 4,895 weighted average shares outstanding for the three month periods ended March 31, 2021 and 2020, respectively. There were no common stock equivalents during the three month periods ended March 31, 2021 or 2020.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$610	$1	$—	$611
Mortgage-backed securities, residential	523,974	5,698	9,175	520,497
Obligations of states and political subdivisions	40,630	2,192	—	42,822
Corporate bonds and notes	9,000	112	36	9,076
SBA loan pools	53,364	52	227	53,189
Total	$627,578	$8,055	$9,438	$626,195

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities, residential	$458,245	$9,822	$201	$467,866
Obligations of states and political subdivisions	40,662	2,743	—	43,405
Corporate bonds and notes	9,000	47	12	9,035
SBA loan pools	34,455	42	192	34,305
Total	$542,362	$12,654	$405	$554,611

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	March 31, 2021
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$316	$—	$—	$316
Time deposits with other financial institutions	2,137	29	—	2,166
Total	$2,453	$29	$—	$2,482

	December 31, 2020
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$326	$—	$—	$326
Time deposits with other financial institutions	2,143	32	—	2,175
Total	$2,469	$32	$—	$2,501

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	March 31, 2021
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$610	$611	$1,064	$1,074
After one, but within five years	31,385	32,858	1,389	1,408
After five, but within ten years	17,487	18,234	—	—
After ten years	758	806	—	—
	50,240	52,509	2,453	2,482
Mortgage-backed securities, residential	523,974	520,497	—	—
SBA loan pools	53,364	53,189	—	—
Total	$627,578	$626,195	$2,453	$2,482

There were no proceeds from sales and calls of securities resulting in gains or losses for the three months ended March 31, 2021 and 2020.

The following tables summarize the investment securities available for sale with unrealized losses at March 31, 2021 and December 31, 2020 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$339,140	$9,175	$—	$—	$339,140	$9,175
Corporate bonds and notes	2,964	36	—	—	2,964	36
SBA loan pools	23,172	131	11,470	96	34,642	227
Total temporarily impaired securities	$365,276	$9,342	$11,470	$96	$376,746	$9,438

	Less than 12 months		12 months or longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$70,037	$200	$970	$1	$71,007	$201
Corporate bonds and notes	2,988	12	—	—	2,988	12
SBA loan pools	15,245	156	3,636	36	18,881	192
Total temporarily impaired securities	$88,270	$368	$4,606	$37	$92,876	$405

Other-Than-Temporary Impairment

As of March 31, 2021, the Corporation’s unrealized and unrecognized losses were not material.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Commercial and agricultural:
Commercial and industrial	$398,923	$368,663
Agricultural	436	283
Commercial mortgages:
Construction	58,326	61,945
Commercial mortgages, other	670,628	654,663
Residential mortgages	245,231	239,401
Consumer loans:
Home equity lines and loans	74,868	78,547
Indirect consumer loans	120,881	120,538
Direct consumer loans	11,656	12,423
Total loans, net of deferred loan fees and costs	1,580,949	1,536,463
Interest receivable on loans	5,035	5,035
Total recorded investment in loans	$1,585,984	$1,541,498

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above. As of March 31, 2021 and December 31, 2020, the Corporation had outstanding PPP loan balances of $186.1 million and $150.9 million, respectively, which were included in commercial and industrial loans in the table above. These loans require no allowance for loan losses as of March 31, 2021 since they are government guaranteed loans.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$4,493	$11,496	$2,079	$2,856	$20,924
Charge-offs	—	—	(26)	(164)	(190)
Recoveries	296	—	—	138	434
Net recoveries (charge-offs)	296	—	(26)	(26)	244
Provision	(452)	290	62	(159)	(259)
Ending balance	$4,337	$11,786	$2,115	$2,671	$20,909

	Three Months Ended March 31, 2020
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$10,227	$8,869	$1,252	$3,130	$23,478
Charge-offs	(30)	—	—	(403)	(433)
Recoveries	4	1	—	135	140
Net recoveries (charge-offs)	(26)	1	—	(268)	(293)
Provision	990	1,603	169	288	3,050
Ending balance	$11,191	$10,473	$1,421	$3,150	$26,235

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,430	$107	$—	$42	$1,579
Collectively evaluated for impairment	2,907	11,679	2,115	2,629	19,330
Total ending allowance balance	$4,337	$11,786	$2,115	$2,671	$20,909

	December 31, 2020
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,401	$74	$—	$52	$1,527
Collectively evaluated for impairment	3,092	11,422	2,079	2,804	19,397
Total ending allowance balance	$4,493	$11,496	$2,079	$2,856	$20,924

	March 31, 2021
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,378	$5,223	$964	$357	$9,922
Loans collectively evaluated for impairment	397,341	726,215	244,879	207,627	1,576,062
Total ending loans balance	$400,719	$731,438	$245,843	$207,984	$1,585,984

	December 31, 2020
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,400	$5,117	$1,271	$801	$10,589
Loans collectively evaluated for impairment	366,852	714,028	238,742	211,287	1,530,909
Total ending loans balance	$370,252	$719,145	$240,013	$212,088	$1,541,498

The following table presents loans individually evaluated for impairment recognized by class of loans as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,860	$1,860	$—	$1,960	$1,963	$—
Commercial mortgages:
Construction	175	176	—	188	189	—
Commercial mortgages, other	7,542	4,881	—	6,814	4,760	—
Residential mortgages	981	964	—	1,283	1,271	—
Consumer loans:
Home equity lines and loans	213	196	—	645	631	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,380	1,518	1,430	5,228	1,437	1,401
Commercial mortgages:
Commercial mortgages, other	256	166	107	258	168	74
Consumer loans:
Home equity lines and loans	161	161	42	170	170	52
Total	$16,568	$9,922	$1,579	$16,546	$10,589	$1,527

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three month periods ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$1,912	$13	$120	$—
Commercial mortgages:
Construction	182	2	239	2
Commercial mortgages, other	4,822	8	3,362	—
Residential mortgages	1,118	8	521	5
Consumer loans:
Home equity lines & loans	413	2	149	2
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,477	2	5,930	—
Commercial mortgages:
Commercial mortgages, other	167	—	5,060	—
Consumer loans:
Home equity lines and loans	166	—	—	—
Total	$10,257	$35	$15,381	$9
(1)Cash basis interest income approximates interest income recognized.

The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of March 31, 2021 and December 31, 2020 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Commercial and agricultural:
Commercial and industrial	$2,267	$2,167	$3	$2
Commercial mortgages:
Construction	51	55	—	—
Commercial mortgages, other	4,541	4,415	—	—
Residential mortgages	1,254	1,632	—	—
Consumer loans:
Home equity lines and loans	673	1,159	—	—
Indirect consumer loans	521	519	—	—
Direct consumer loans	18	5	—	—
Total	$9,325	$9,952	$3	$2

The following tables present the aging of the recorded investment in loans as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,066	$—	$15	$1,081	$399,200	$400,281
Agricultural	—	—	—	—	438	438
Commercial mortgages:
Construction	—	—	—	—	58,525	58,525
Commercial mortgages, other	1,062	174	320	1,556	671,357	672,913
Residential mortgages	449	68	382	899	244,944	245,843
Consumer loans:
Home equity lines and loans	3	—	278	281	74,800	75,081
Indirect consumer loans	700	132	240	1,072	120,125	121,197
Direct consumer loans	4	—	7	11	11,695	11,706
Total	$3,284	$374	$1,242	$4,900	$1,581,084	$1,585,984

	December 31, 2020
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$520	$14	$30	$564	$369,404	$369,968
Agricultural	—	—	—	—	284	284
Commercial mortgages:
Construction	—	—	—	—	62,164	62,164
Commercial mortgages, other	1,438	3,696	308	5,442	651,539	656,981
Residential mortgages	817	406	461	1,684	238,329	240,013
Consumer loans:
Home equity lines and loans	521	41	474	1,036	77,725	78,761
Indirect consumer loans	1,268	198	252	1,718	119,135	120,853
Direct consumer loans	34	2	—	36	12,438	12,474
Total	$4,598	$4,357	$1,525	$10,480	$1,531,018	$1,541,498

Troubled Debt Restructurings:

A modification of a loan may result in classification as a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs. At its highest point as of May 31, 2020, in conformance with Section 4013 of the CARES Act, total loan forbearances represented 15.77% of the Corporation's total loan portfolio, or $242.5 million. As of March 31, 2021, 38 loans totaling $26.3 million remained in modified status, representing 1.66% of the Corporation's total loan portfolio, of which 22 loans totaling $21.4 million had been modified more than once.

As of March 31, 2021 and December 31, 2020, the Corporation has a recorded investment in TDRs of $8.3 million and $6.7 million, respectively. There were specific reserves of $0.4 million allocated for TDRs at both March 31, 2021 and December 31, 2020. As of March 31, 2021, TDRs totaling $2.6 million were accruing interest under the modified terms and $5.7 million were on non-accrual status. As of December 31, 2020, TDRs totaling $2.8 million were accruing interest under the modified terms and $3.9 million were on non-accrual status. The Corporation has committed no additional amounts as of both March 31, 2021 and December 31, 2020, to customers with outstanding loans that are classified as TDRs.

During the three months ended March 31, 2021, the terms and conditions of two commercial mortgage loans were modified as TDRs. The modification of the terms of both of these loans included a postponement or reduction of the scheduled amortized payments for greater than a three month period. During the three month period ended March 31, 2020, no loans were modified as TDRs.

The following table presents loans by class modified as TDRs that occurred during the three month period ended March 31, 2021 (dollars in thousands):

March 31, 2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages, other	2	$2,488	$2,488
Total	2	$2,488	$2,488

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three month period ended March 31, 2021.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three month periods ended March 31, 2021 and 2020.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of March 31, 2021 and December 31, 2020, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	March 31, 2021
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$390,138	$3,232	$5,652	$1,259	$400,281
Agricultural	—	438	—	—	—	438
Commercial mortgages:
Construction	—	57,131	—	1,394	—	58,525
Commercial mortgages	—	631,346	21,502	18,938	1,127	672,913
Residential mortgages	244,589	—	—	1,254	—	245,843
Consumer loans:
Home equity lines and loans	74,408	—	—	673	—	75,081
Indirect consumer loans	120,676	—	—	521	—	121,197
Direct consumer loans	11,688	—	—	18	—	11,706
Total	$451,361	$1,079,053	$24,734	$28,450	$2,386	$1,585,984

	December 31, 2020
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$360,500	$2,999	$5,092	$1,377	$369,968
Agricultural	—	284	—	—	—	284
Commercial mortgages:
Construction	—	59,885	—	2,279	—	62,164
Commercial mortgages	—	616,090	23,631	16,128	1,132	656,981
Residential mortgages	238,381	—	—	1,632	—	240,013
Consumer loans:
Home equity lines and loans	77,602	—	—	1,159	—	78,761
Indirect consumer loans	120,334	—	—	519	—	120,853
Direct consumer loans	12,470	—	—	4	—	12,474
Total	$448,787	$1,036,759	$26,630	$26,813	$2,509	$1,541,498

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$244,589	$74,408	$120,676	$11,688
Non-Performing	1,254	673	521	18
	$245,843	$75,081	$121,197	$11,706

	December 31, 2020
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$238,381	$77,602	$120,334	$12,470
Non-Performing	1,632	1,159	519	4
	$240,013	$78,761	$120,853	$12,474

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$611	$611	$—	$—
Mortgage-backed securities, residential	520,497	—	520,497	—
Obligations of states and political subdivisions	42,822	—	42,822	—
Corporate bonds and notes	9,076	—	9,076	—
SBA loan pools	53,189	—	53,189	—
Total available for sale securities	$626,195	$611	$625,584	$—

Equity investments, at fair value	$2,056	$2,056	$—	$—
Derivative assets	10,597	—	10,597	—

Financial Liabilities:
Derivative liabilities	$10,931	$—	$10,931	$—

There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2021.

		Fair Value Measurement at December 31, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$467,866	$—	$467,866	$—
Obligations of states and political subdivisions	43,405	—	43,405	—
Corporate bonds and notes	9,035	—	9,035	—
SBA loan pools	34,305	—	34,305	—
Total available for sale securities	$554,611	$—	$554,611	$—

Equity investments, at fair value	$1,880	$1,880	$—	$—
Derivative assets	14,345	—	14,345	—

Financial Liabilities:
Derivative liabilities	$14,702	$—	$14,702	$—

There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2020.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned:
Residential mortgages	$115	$—	$—	$115
Total other real estate owned, net	$115	$—	$—	$115

		Fair Value Measurement at December 31, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$111	$—	$—	$111
Residential mortgages	126	—	—	126
Total other real estate owned, net	$237	$—	$—	$237

The following tables present information related to Level 3 non-recurring fair value measurement at March 31, 2021 and December 31, 2020 (in thousands):

Description	Fair Value at March 31, 2021	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at March 31, 2021
Impaired loans:
OREO:
Commercial mortgages:
Residential mortgages	$115	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$115

Description	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2020
Impaired loans:
OREO:
Commercial mortgages:
Commercial mortgages	$111	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	126	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$237

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2021 and December 31, 2020, are as follows (in thousands):

	March 31, 2021
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$30,602	$30,602	$—	$—	$30,602
Interest-earning deposits in other financial institutions	126,397	126,397	—	—	126,397
Equity investments	2,718	2,718	—	—	2,718
Securities available for sale	626,195	611	625,584	—	626,195
Securities held to maturity	2,453	—	2,166	316	2,482
FHLBNY and FRBNY stock	3,164	—	—	—	N/A
Loans, net and loans held for sale	1,560,335	—	—	1,556,847	1,556,847
Accrued interest receivable	6,551	12	1,618	4,921	6,551
Derivative Assets	10,597	—	10,597	—	10,597

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,911,629	$1,911,629	$—	$—	$1,911,629
Time deposits	298,752	—	301,203	—	301,203
Accrued interest payable	290	13	277	—	290
Derivative Liabilities	10,931	—	10,931	—	10,931
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	December 31, 2020
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$29,467	$29,467	$—	$—	$29,467
Interest-earning deposits in other financial institutions	79,071	79,071	—	—	79,071
Equity investments	2,542	2,542	—	—	2,542
Securities available for sale	554,611	—	554,611	—	554,611
Securities held to maturity	2,469	—	2,175	326	2,501
FHLBNY and FRBNY stock	3,150	—	—	—	N/A
Loans, net and loans held for sale	1,515,709	—	—	1,514,318	1,514,318
Accrued interest receivable	6,271	—	1,356	4,915	6,271
Derivative Asset	14,345	—	14,345	—	14,345

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,752,043	$1,752,043	$—	$—	$1,752,043
Time deposits	285,731	—	288,398	—	288,398
Accrued interest payable	262	11	251	—	262
Derivative Liabilities	14,702	—	14,702	—	14,702
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of March 31, 2021, the weighted average remaining lease term was 9.9 years with a weighted average discount rate of 3.32%. Rent expense was $0.2 million for the three months ended March 31, 2021. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at March 31, 2021 and December 31, 2020 consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Operating lease right-of-use asset	$7,145	$8,001
Less: accumulated amortization	(181)	(705)
Change in lease agreements	371	(151)
Operating lease right-of-use-assets, net	$7,335	$7,145

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of March 31, 2021 (in thousands):

Year	Amount
2021	$723
2022	970
2023	983
2024	865
2025	841
2026 and thereafter	4,426
Total minimum lease payments	8,808
Less: amount representing interest	(1,346)
Present value of net minimum lease payments	$7,462

As of March 31, 2021, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of March 31, 2021, the weighted average remaining lease term was 11.8 years with a weighted average discount rate of 3.36%. The Corporation has included these leases in premises and equipment as of March 31, 2021 and December 31, 2020 as follows (in thousands):

	March 31, 2021	December 31, 2020
Buildings	$5,572	$5,572
Less: accumulated depreciation	(1,958)	(1,875)
Net book value	$3,614	$3,697

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of March 31, 2021 (in thousands):

Year	Amount
2021	$293
2022	391
2023	391
2024	391
2025	409
2026 and thereafter	2,840
Total minimum lease payments	4,715
Less: amount representing interest	(927)
Present value of net minimum lease payments	$3,788

As of March 31, 2021, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2024 from a member of the Corporation's Board of Directors with monthly rent expense totaling $3 thousand per month. Rent paid to this Board member totaled $13 thousand and $12 thousand for the three month periods ended March 31, 2021 and 2020, respectively.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February 2033 from a member of the Corporation's Board of Directors with monthly rent expense totaling $7 thousand per month. Rent paid to this Board member totaled $26 thousand and $24 thousand for the three month periods ended March 31, 2021 and 2020, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the three month periods ended March 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance March 31,	$21,824	$21,824

Acquired intangible assets were as follows at March 31, 2021 and December 31, 2020 (in thousands):

	At March 31, 2021		At December 31, 2020
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,975	$5,975	$5,962
Other customer relationship intangibles	5,633	5,476	5,633	5,388
Total	$11,608	$11,451	$11,608	$11,350

Aggregate amortization expense was $0.1 million for the three month periods ended March 31, 2021 and 2020.

The remaining estimated aggregate amortization expense at March 31, 2021 is listed below (in thousands):

Year	Estimated Expense
2021	$157
Total	$157

The amount of goodwill reflected in the Corporation's Unaudited Consolidated Financial statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgement on the part of management and the use of estimates relate to the growth assumptions and market multiples used in the valuation model. Goodwill impairment testing is performed annually as of December 31 and no impairment charges were incurred.

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$21,638	$46,777	$28,459	$39,056
Unused lines of credit	2,091	265,442	1,300	268,075
Standby letters of credit	—	16,010	—	16,094

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of March 31, 2021, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2021	$9,127	$(6,726)	$2,401
Other comprehensive income before reclassification	(10,153)	—	(10,153)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(10,153)	—	(10,153)
Balance at March 31, 2021	$(1,026)	$(6,726)	$(7,752)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2020	$1,368	$(7,167)	(5,799)
Other comprehensive income before reclassification	5,696	—	5,696
Amounts reclassified from accumulated other comprehensive income	—	21	21
Net current period other comprehensive income	5,696	21	5,717
Balance at March 31, 2020	$7,064	$(7,146)	$(82)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$—	Net gains on securities transactions
Tax effect	—	—	Income tax expense
Net of tax	—	—
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(55)	(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	55	77	Other components of net periodic pension and postretirement benefits
Tax effect	—	(1)	Income tax expense
Net of tax	—	21
Total reclassification for the period, net of tax	$—	$21

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three months ended March 31, 2021 and 2020 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2021
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$450	$—	$—	$450
Other	267	—	—	267
Interchange revenue from debit card transactions	1,123	—	—	1,123
WMG fee income	—	2,678	—	2,678
CFS fee and commission income	—	—	214	214
Net gains (losses) on sales of OREO	(18)	—	—	(18)
Net gains on sales of loans(a)	300	—	—	300
Loan servicing fees(a)	35	—	—	35
Changes in fair value of equity investments(a)	34	—	52	86
Income from bank-owned life insurance(a)	15	—	—	15
Other(a)	485	—	(14)	471
Total non-interest income (loss)	$2,691	$2,678	$252	$5,621
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Three Months Ended March 31, 2020
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$805	$—	$—	$805
Other	185	—	—	185
Interchange revenue from debit card transactions	925	—	—	925
WMG fee income	—	2,229	—	2,229
CFS fee and commission income	—	—	177	177
Net gains (losses) on sales of OREO	(29)	—	—	(29)
Net gains on sales of loans(a)	75	—	—	75
Loan servicing fees(a)	27	—	—	27
Changes in fair value of equity investments(a)	(167)	—	(79)	(246)
Income from bank-owned life insurance(a)	—	—	—	—
Other(a)	543	—	39	582
Total non-interest income	$2,364	$2,229	$137	$4,730

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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	272	322
Expected return on plan assets	(673)	(610)
Amortization of unrecognized transition obligation	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	37	49
Net periodic pension benefit	$(364)	$(239)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	8	10
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	5	3
Net periodic supplemental pension cost	$13	$13

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	2	2
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	(55)	(55)
Amortization of unrecognized net loss	13	25
Net periodic postretirement, medical and life benefit	$(40)	$(28)

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

Accounting policies for the segments are the same as those described in Note 1 of the Corporation’s 2020 Annual Report on Form 10-K, which was filed with the SEC on March 23, 2021. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table. Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.The Holding Company, CFS, and CRM column below includes amounts to eliminate transactions between segments (in thousands).

	Three months ended March 31, 2021
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,735	$—	$5	$16,740
Interest expense	954	—	—	954
Net interest income	15,781	—	5	15,786
Provision for loan losses	(259)	—	—	(259)
Net interest income after provision for loan losses	16,040	—	5	16,045
Other non-interest income	2,691	2,678	252	5,621
Other non-interest expenses	11,433	1,651	269	13,353
Income (loss) before income tax expense (benefit)	7,298	1,027	(12)	8,313
Income tax expense (benefit)	1,529	263	(9)	1,783
Segment net income (loss)	$5,769	$764	$(3)	$6,530

Segment assets	$2,433,764	$3,279	$5,452	$2,442,495

	Three months ended March 31, 2020
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,367	$—	$17	$16,384
Interest expense	1,322	—	—	$1,322
Net interest income	15,045	—	17	15,062
Provision for loan losses	3,050	—	—	3,050
Net interest income after provision for loan losses	11,995	—	17	12,012
Other non-interest income	2,364	2,229	137	4,730
Other non-interest expenses	11,882	1,602	265	13,749
Income (loss) before income tax expense (benefit)	2,477	627	(111)	2,993
Income tax expense (benefit)	390	161	(49)	502
Segment net income (loss)	$2,087	$466	$(62)	$2,491

Segment assets	$1,833,135	$3,281	$4,913	$1,841,329

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

During January 2021 and 2020, 9,291 and 7,923 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation for respective prior year. An expense of $89 thousand related to this compensation was recognized during each of the three month periods ended March 31, 2021 and 2020. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended March 31, 2021 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2021	31,830	$40.32
Granted	—	—
Vested	(4,382)	41.23
Forfeited or cancelled	—	—
Nonvested at March 31, 2021	27,448	$40.18

As of March 31, 2021, there was $1.0 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.67 years. The total fair value of shares vested was $156 thousand and $97 thousand for the three month periods ended March 31, 2021 and 2020, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 and 2020. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2020 Annual Report on Form 10-K, which was filed with the SEC on March 24, 2021, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors and on pages 21–32 of the Corporation’s 2020 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 75–78 of the Corporation's 2020 Form 10-K, and pages 62-65 in this Form 10-Q.

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

Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2020 Annual Report on Form 10-K. These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

The amount of goodwill reflected in the Corporation's Unaudited Consolidated Financial statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgement on the part of management and the use of estimates relate to the growth assumptions and market multiples used in the valuation model. Goodwill impairment testing is performed annually as of December 31 and no impairment charges were incurred.

For additional information on critical accounting policies and to gain a greater understanding of how the Corporation's financial performance is reported, refer to Note 1 - "Summary of Significant Accounting Policies" in Notes to Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates, and the section captioned "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

Risks and Uncertainties

COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. As of March 31, 2021, many restrictions have been removed or lessened and many non-essential businesses have been allowed to re-open in limited capacity adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences have resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic began, millions of people have filed claims for unemployment and stock markets have remained volatile. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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

Management has taken actions to identify and assess additional possible credit exposure due to the COVID-19 pandemic based upon the industry types within the current loan portfolio. While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, Management has designated certain industries as most impacted by COVID-19. For a discussion of the effect of COVID-19 on our business, see pages 49-50 of this Form 10-Q.

Consolidated Financial Highlights

	As of or for the Three Months Ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands, except per share data)	2021	2020	2020	2020	2020
RESULTS OF OPERATIONS
Interest income	$16,740	$17,337	$16,714	$16,472	$16,384
Interest expense	954	940	845	881	1,322
Net interest income	15,786	16,397	15,869	15,591	15,062
Provision for loan losses	(259)	250	679	260	3,050
Net interest income after provision for loan losses	16,045	16,147	15,190	15,331	12,012
Non-interest income	5,621	5,975	5,339	5,080	4,730
Non-interest expense	13,353	15,597	13,362	13,227	13,749
Income before income tax expense	8,313	6,525	7,167	7,184	2,993
Income tax expense	1,783	1,292	1,456	1,357	502
Net income	$6,530	$5,233	$5,711	$5,827	$2,491

Basic and diluted earnings per share	$1.39	$1.11	$1.19	$1.20	$0.51
Average basic and diluted shares outstanding	4,691	4,702	4,773	4,850	4,895

PERFORMANCE RATIOS - Annualized
Return on average assets	1.12%	0.93%	1.08%	1.15%	0.55%
Return on average equity	13.24%	10.51%	11.56%	12.22%	5.32%
Return on average tangible equity (a)	14.88%	11.84%	13.03%	13.83%	6.04%
Efficiency ratio (unadjusted) (f)	62.38%	69.72%	63.00%	63.99%	69.47%
Efficiency ratio (adjusted) (a) (b)	61.64%	68.94%	62.19%	63.16%	68.50%
Non-interest expense to average assets	2.30%	2.76%	2.54%	2.62%	3.06%
Loans to deposits	71.52%	75.40%	79.96%	82.70%	82.11%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	3.81%	3.96%	3.91%	4.06%	4.37%
Yield on investments	1.28%	1.37%	1.61%	1.58%	2.20%
Yield on interest-earning assets	3.03%	3.23%	3.37%	3.45%	3.86%
Cost of interest-bearing deposits	0.25%	0.26%	0.26%	0.28%	0.46%
Cost of borrowings	3.51%	3.52%	3.54%	0.82%	3.58%
Cost of interest-bearing liabilities	0.26%	0.27%	0.27%	0.29%	0.47%
Interest rate spread	2.77%	2.96%	3.10%	3.16%	3.39%
Net interest margin, fully taxable equivalent (a)	2.86%	3.06%	3.20%	3.26%	3.55%

CAPITAL
Total equity to total assets at end of period	7.97%	8.76%	9.10%	9.49%	10.34%
Tangible equity to tangible assets at end of period (a)	7.14%	7.87%	8.16%	8.49%	9.24%

Book value per share	$41.60	$42.53	$41.51	$40.51	$38.83
Tangible book value per share (a)	36.91	37.83	36.83	35.86	34.25
Period-end market value per share	41.82	33.95	28.87	27.30	32.98
Dividends declared per share	0.26	0.26	0.26	0.26	0.26

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,557,368	$1,540,618	$1,515,762	$1,456,080	$1,310,342
Earning assets	2,251,334	2,144,891	1,986,043	1,931,107	1,715,562
Total assets	2,357,646	2,249,949	2,094,114	2,032,729	1,807,753
Deposits	2,117,963	2,009,211	1,853,557	1,776,275	1,588,147
Total equity	200,035	198,036	196,569	191,853	188,427
Tangible equity (a)	177,992	175,894	174,302	169,464	165,911

ASSET QUALITY
Net charge-offs	$(244)	$3,915	$219	$2,363	$294
Non-performing loans (d)	9,327	9,952	15,726	17,280	17,948
Non-performing assets (e)	9,418	10,189	16,311	17,573	18,328
Allowance for loan losses	20,909	20,924	24,590	24,130	26,233

Annualized net charge-offs to average loans	(0.06)%	1.01%	0.06%	0.65%	0.09%
Non-performing loans to total loans	0.59%	0.65%	1.02%	1.15%	1.36%
Non-performing assets to total assets	0.39%	0.45%	0.75%	0.86%	1.00%
Allowance for loan losses to total loans	1.32%	1.36%	1.60%	1.61%	1.99%
Allowance for loan losses to non-performing loans	224.19%	210.25%	156.36%	139.64%	146.16%

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

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 62-65 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended March 31,
	2021	2020	Change	Percentage Change
Net interest income	$15,786	$15,062	$724	4.8%
Non-interest income	5,621	4,730	891	18.8%
Non-interest expense	13,353	13,749	(396)	(2.9)%
Pre-provision income	8,054	6,043	2,011	33.3%
Provision for loan losses	(259)	3,050	(3,309)	(108.5)%
Income tax expense	1,783	502	1,281	255.2%
Net income	$6,530	$2,491	$4,039	162.1%

Basic and diluted earnings per share	$1.39	$0.51	$0.88	172.5%

Selected financial ratios:
Return on average assets	1.12%	0.55%
Return on average equity	13.24%	5.32%
Net interest margin, fully taxable equivalent (a)	2.86%	3.55%
Efficiency ratio (adjusted) (b)	61.64%	68.50%
Non-interest expenses to average assets	2.30%	3.06%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the first quarter of 2021 was $6.5 million, or $1.39 per share, compared to $2.5 million, or $0.51 per share, for the same period in the prior year. Return on average equity for the current quarter was 13.24%, compared to 5.32% for the same period in the prior year. The increase in net income was due primarily to increases in net interest income and non-interest income, and decreases in non-interest expense and the provision for loan losses, partially offset by an increase in income tax expense.

Net interest income
Net interest income increased $0.7 million, or 4.8%, compared to the same period in the prior year. The increase was due primarily to increases in interest income on loans, including fees, interest and dividend income on taxable securities, and a decrease in total interest expense due primarily to a decrease in interest expense on deposits, offset by a decrease in interest income on interest-earning deposits.

Non-interest income
Total non-interest income increased $0.9 million, or 18.8%, compared to the same period in the prior year. The increase can be mostly attributed to increases in WMG fee income, change in fair value of equity investments, net gains on sales of residential mortgage loans sold into the secondary market, and interchange revenue from debit card transactions, offset by a decrease in service charges on deposit accounts primarily attributable to a decrease in NSF and overdraft fees, and a decrease in income from bank owned life insurance, as compared to the same period in the prior year.

Non-interest expense
Non-interest expense decreased $0.4 million, or 2.9%, compared to the same period in the prior year. The decrease was due primarily to decreased spending in most categories due to continued expense management when compared to the same period in the prior year. FDIC insurance increased primarily due to an increase in the assessment base due to increased average asset balances. For the three months ended March 31, 2021, non-interest expense to average assets was 2.30%, compared to 3.06% for the same period in the prior year.

Provision for loan losses
The provision for loan losses decreased $3.3 million, compared to the same period in the prior year. The decrease in the provision for loan losses was primarily due to the establishment of a $2.7 million pandemic related reserve in the first quarter of 2020 to reflect projected loss estimates in response to the COVID-19 pandemic. Net recoveries for the first quarter of 2021 were $0.2 million, compared to net charge-offs of $0.3 million for the first quarter of 2020.

Income tax expense
Income tax expense was $1.8 million in the first quarter of 2021, an increase of $1.3 million when compared to the same period in the prior year. The increase was due primarily to an increase of $5.3 million in income before income tax expense for the first quarter of 2021 as compared to the same period in the prior year. The effective tax rate increased from 16.8% for the first quarter of 2020 to 21.4% for the first quarter of 2021.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2021 and 2020. For a discussion of the Critical Accounting Policies and Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see pages 38-39 of this Form 10-Q and pages 42-43 of the Corporation’s 2020 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,

	2021	2020	Change	Percentage Change
Interest and dividend income	$16,740	$16,384	$356	2.2%
Interest expense	954	1,322	(368)	(27.8)%
Net interest income	$15,786	$15,062	$724	4.8%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended March 31, 2021 increased $0.7 million, or 4.8%, to $15.8 million compared to the same period in the prior year, due primarily to increases of $0.4 million in interest income on loans, including fees, and $0.3 million in interest and dividend income on taxable securities, and a decrease of $0.4 million in total interest expense due primarily to a decrease in interest expense on deposits, offset by a decrease of $0.3 million in interest income on interest-earning deposits. The increase in interest income on loans was due primarily to an increase of $0.6 million in interest income on commercial loans, primarily attributable to a $222.0 million increase in average balances on commercial loans, $184.4 million of which was due to an increase in average PPP loan balances, and the recognition of $1.1 million of PPP loan fees, partially offset by a decrease in commercial portfolio average yields due to a decrease in interest rates. Interest income on mortgage loans increased $0.3 million primarily due to an increase of $50.5 million in average balances on mortgage loans, primarily attributable to an increase in refinancing activities, partially offset by a decrease in average portfolio yield due to a decrease in interest rates. These increases were offset by a decrease of $0.5 million in interest income on consumer loans which can be attributed to both decreases in average balances and average portfolio yield on consumer loans. The increase in interest and dividend income on taxable securities was due primarily to an increase in average invested balances of $286.4 million, primarily attributable to purchases. The decrease in interest income on interest-earning deposits was due primarily to the sharp drop in interest rates on overnight deposits with the average yield on interest-earning deposits declining from 1.44% in the first quarter of 2020 to 0.21% in the first quarter of 2021. The decrease in interest expense on deposits was due primarily to decreases in interest rates paid on interest-bearing checking, savings and money market products, despite a $347.7 million increase in average balances on interest-bearing deposits. As a result, the average rate of interest-bearing liabilities decreased 21 basis points to 0.26% for the first quarter of 2021 compared to the same period in the previous year.

Fully taxable equivalent net interest margin was 2.86% in the first quarter of 2021, compared to 3.55% for the same period in the prior year. Average interest-earning assets increased $535.8 million for the months ending March 31, 2021 compared to the same period in the prior year. The average yield on interest-earning assets decreased 83 basis points, and the average cost of interest-bearing liabilities decreased 21 basis points in the first quarter of 2021, compared to the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three months ended March 31, 2021 and 2020. For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,104,110	$10,472	3.85%	$882,150	$9,872	4.50%
Mortgage loans	242,335	2,096	3.51%	191,856	1,836	3.85%
Consumer loans	210,923	2,078	4.00%	236,336	2,544	4.33%
Taxable securities	538,064	1,803	1.36%	251,669	1,488	2.38%
Tax-exempt securities	40,970	322	3.19%	42,220	332	3.16%
Interest-earning deposits	114,932	60	0.21%	111,331	398	1.44%
Total interest-earning assets	2,251,334	16,831	3.03%	1,715,562	16,470	3.86%

Non-earning assets:
Cash and due from banks	27,633			25,694
Other assets	99,971			90,216
Allowance for loan losses	(21,292)			(23,719)
Total assets	$2,357,646			$1,807,753

Interest-bearing liabilities:
Interest-bearing demand deposits	$294,498	$67	0.09%	$210,027	$160	0.31%
Savings and insured money market deposits	881,093	276	0.13%	750,814	542	0.29%
Time deposits	293,867	578	0.80%	160,951	584	1.46%
Long-term advances and other debt	3,809	33	3.51%	4,048	36	3.58%
Total interest-bearing liabilities	1,473,267	954	0.26%	1,125,840	1,322	0.47%

Non-interest-bearing liabilities:
Demand deposits	648,505			466,355
Other liabilities	35,839			27,131
Total liabilities	2,157,611			1,619,326
Shareholders' equity	200,035			188,427
Total liabilities and shareholders’ equity	$2,357,646			$1,807,753
Fully taxable equivalent net interest income		15,877			15,148
Net interest rate spread (1)			2.77%			3.39%
Net interest margin, fully taxable equivalent (2)			2.86%			3.55%
Taxable equivalent adjustment		(91)			(86)
Net interest income		$15,786			$15,062
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The table below illustrates the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three months ended March 31, 2021 and 2020. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended March 31, 2021 vs. 2020
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$600	$2,183	$(1,583)
Mortgage loans	260	436	(176)
Consumer loans	(466)	(273)	(193)
Taxable investment securities	315	1,148	(833)
Tax-exempt investment securities	(10)	(12)	2
Interest-earning deposits	(338)	12	(350)
Total interest and dividend income, fully taxable equivalent	361	3,494	(3,133)

Interest expense on:
Interest-bearing demand deposits	(93)	49	(142)
Savings and insured money market deposits	(266)	78	(344)
Time deposits	(6)	335	(341)
Long-term advances and other debt	(3)	(2)	(1)
Total interest expense	(368)	460	(828)
Net interest income, fully taxable equivalent	$729	$3,034	$(2,305)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Management continues to evaluate the potential impact of the COVID-19 pandemic as it relates to the loan portfolio. As part of this analysis, management identified what it believes to be higher risk loans through a detailed analysis of industry codes. During 2020, management increased certain allowance qualitative factors based on its assessment of the impact of the current pandemic on local, national, and global economic conditions as well as the perceived risks inherent in specific industries and credit characteristics. Based on this approach, the Corporation determined that no further adjustment was necessary related to the COVID-19 pandemic specific provision for the first quarter of 2021, as compared to a $3.1 million provision in the first quarter of 2020. The total provision for loan losses was a credit of $0.3 million primarily due to favorable recovery experience during the first quarter of 2021. Net recoveries for the first quarter of 2021 were $0.2 million, compared to net charge-offs of $0.3 million for the first quarter of 2020.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	Percentage Change
WMG fee income	$2,678	$2,229	$449	20.1%
Service charges on deposit accounts	717	990	(273)	(27.6)%
Interchange revenue from debit card transactions	1,123	925	198	21.4%
Changes in fair value of equity investments	86	(246)	332	(135.0)%
Net gains on sales of loans held for sale	300	75	225	300.0%
Net gains (losses) on sales of other real estate owned	(18)	(29)	11	N/M
Income from bank owned life insurance	15	119	(104)	(87.4)%
CFS fee and commission income	214	177	37	20.9%
Other	506	490	16	3.3%
Total non-interest income	$5,621	$4,730	$891	18.8%

Total non-interest income for the first quarter of 2021 increased $0.9 million compared to the same period in the prior year. Increases in WMG fee income, changes in fair value of equity investments, net gains on sales of loans held for sale, and interchange revenue from debit card transactions, were partially offset by decreases in service charges on deposit accounts and income from bank owned life insurance.

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

Change in Interchange Revenue from Debit Card Transactions
The increase in interchange revenue from debit card transactions was primarily due to an increase in debit card usage when compared to the same period in the prior year.

Change in Service Charges on Deposit Accounts
The decrease in service charges on deposit accounts was primarily due to a decline in non-sufficient fund and overdraft fees when compared to the same period in the prior year.

Change in Income from Bank Owned Life Insurance
The decrease in income from bank owned life insurance was due to proceeds received in the same period of the prior year related to a death benefit.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,762	$5,768	$(6)	(0.1)%
Pension and other employee benefits	1,459	1,516	(57)	(3.8)%
Other components of net periodic pension and postretirement benefits	(391)	(265)	(126)	N/A
Total compensation expense	6,830	7,019	(189)	(2.7)%

Non-compensation expense:
Net occupancy	1,523	1,522	1	0.1%
Furniture and equipment	366	475	(109)	(22.9)%
Data processing	2,003	1,914	89	4.6%
Professional services	454	329	125	38.0%
Amortization of intangible assets	101	132	(31)	(23.5)%
Marketing and advertising	126	324	(198)	(61.1)%
Other real estate owned expenses	12	29	(17)	(58.6)%
FDIC insurance	390	250	140	N/M
Loan expenses	234	310	(76)	(24.5)%
Other	1,314	1,445	(131)	(9.1)%
Total non-compensation expense	6,523	6,730	(207)	(3.1)%
Total non-interest expense	$13,353	$13,749	$(396)	(2.9)%

Total non-interest expense for the first quarter of 2021 decreased $0.4 million compared to the same period in the prior year. The decrease was due to decreases in total compensation expense and total non-compensation expense.

Compensation expense
The decrease in compensation expense, compared to the same period in the prior year, can be primarily attributed to decreases in other components of net periodic pension cost (benefits) and pension and other employee benefits. The decrease in other components of net periodic pension cost (benefits) was primarily due to revised actuarial estimates for the first quarter of 2021 related to the employee pension plan. The decrease in pension and other employee benefits was mostly attributable to a decrease in healthcare expenses as compared to the same period in the prior year.

Non-compensation expense
The decrease in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to decreased spending in most categories due to continued expense management when compared to the same period in the prior year. The increase in FDIC insurance was primarily due to an increase in the assessment base due to increased average assets. The increase in professional services was primarily attributed to timing differences.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	Percentage Change
Income before income tax expense	$8,313	$2,993	$5,320	177.7%
Income tax expense	1,783	502	1,281	255.2%
Effective tax rate	21.4%	16.8%

Income tax expense for the current quarter was $1.8 million compared to $0.5 million for the same period in the prior year. The increase in income tax expense was due primarily to an increase of $5.3 million in income before income tax expense. The effective income tax rate increased from 16.8% for the first quarter of 2020 to 21.4% for the first quarter of 2021.

COVID

The Effect of COVID-19 on Our Business
The Corporation continues to maintain COVID-19 protocols throughout its footprint, ensuring a healthy and safe work environment for our colleagues, clients and the communities we assist, including social distancing, sanitizing and facial coverings at all times. As of the filing of this Quarterly Report on Form 10-Q, 30 of our 31 offices are open normal business hours, two of which are limited to drive-through service only. Efforts to assist our customer base through the Forgiveness phase of the Small Business Administration's (SBA's) first phase of the Paycheck Protection Program (PPP) continue. The Corporation began accepting applications for the latest round of PPP on January 19, 2021.

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
On June 17, 2020 the New York legislature passed, and Governor Cuomo signed, legislation which allows certain borrowers to extend the period of forbearance on a primary residence if financial hardship is demonstrated as a result of COVID-19. At its highest point as of May 31, 2020, total loan forbearances represented 15.77% of the Corporation's total loan portfolio. As of March 31, 2021, total loan forbearances represented 1.66% of the total loan portfolio.

COVID-19 Loan Modifications Outstanding As Of
	June 30, 2020		September 30, 2020		December 31, 2020		March 31, 2021
	# Clients	Total Loan Balance	# Clients	Total Loan Balance	# Clients	Total Loan Balance	# Clients	Total Loan Balance

Commercial	172	$167.7 million	31	$43.3 million	13	$19.8 million	22	$25.2 million
Retail and Residential	457	$18.0 million	43	$2.5 million	18	$1.0 million	16	$1.1 million

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

The Corporation successfully navigated the processes set forth by the SBA and assisted customers and non-customers through Phase 1 of the PPP, originating a total of 1,260 loans. The Corporation then assisted the businesses who received PPP loans with the forgiveness application phase of the program. As of March 31, 2021, 365 loans totaling $74.5 million were forgiven by the SBA.

A second round of COVID-19 Relief totaling $248 billion to provide PPP loans to certain eligible small businesses was included in the Consolidated Appropriation Act of 2021, signed into law by the President on December 27, 2020. As of March 31, 2021, 679 applications have been funded for a total of $69.4 million. As of April 30, 2021, 813 applications have been funded for a total of $75.7 million.

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

Outlook

Management believes that the Corporation's liquidity position is strong. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, FHLB borrowings, securities sold under agreements to repurchase and other borrowings. At March 31, 2021, the Corporation's cash and cash equivalents balance was $157.0 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of March 31, 2021, the Corporation's investment in securities available for sale was $626.2 million, $463.6 million of which was not pledged as collateral. Additionally, the Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $81.2 million as of March 31, 2021. The Corporation did not experience excessive draws on available working capital lines of credit and home equity lines of credit during the first quarter of 2021 due to the COVID-19 pandemic. Nor has the Corporation experienced any significant or unusual activity related to customer reaction to the COVID-19 pandemic that would create stress on the Corporation's liquidity position.
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
The COVID-19 pandemic is expected to continue to impact the Corporation's financial results, as well as demand for its services and products. The short and long-term implications of the COVID-19 pandemic, and related monetary and fiscal stimulus measures, on the Corporation's future revenues, earnings results, allowance for loan losses, capital reserves, and liquidity are uncertain at this time.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	March 31, 2021	December 31, 2020	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$156,999	$108,538	$48,461	44.6%
Total investment securities, FHLB, and FRB stock	634,530	562,772	71,758	12.8%

Loans, net of deferred loan fees	1,580,949	1,536,463	44,486	2.9%
Allowance for loan losses	(20,909)	(20,924)	15	(0.1)%
Loans, net	1,560,040	1,515,539	44,501	2.9%

Goodwill and other intangible assets, net	21,981	22,082	(101)	(0.5)%
Other assets	68,945	70,520	(1,575)	(2.2)%
Total assets	$2,442,495	$2,279,451	$163,044	7.2%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,210,381	$2,037,774	$172,607	8.5%
Long-term advances and other debt	3,788	3,849	(61)	(1.6)%
Other liabilities	33,542	38,129	(4,587)	(12.0)%
Total liabilities	2,247,711	2,079,752	167,959	8.1%

Total shareholders’ equity	194,784	199,699	(4,915)	(2.5)%
Total liabilities and shareholders’ equity	$2,442,495	$2,279,451	$163,044	7.2%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in securities, loans, and deposits.

Investment securities
The increase in investment securities can be mostly attributed to purchases in the amount of $125.1 million, offset by a decrease of $39.0 million in paydowns and a decrease in the fair value of the portfolio of $13.6 million, due to increases in interest rates.

Loans, net
The increase in loans, net of deferred loan fees, can be primarily attributed to growth of $12.3 million in commercial mortgages, $30.4 million in commercial and agricultural loans, and $5.8 million in residential mortgages, partially offset by decreases of $0.3 million in indirect consumer loans, and $4.4 million in other consumer loans. $35.2 million of the increase in loan balances related to loans extended as part of the Paycheck Protection Program (PPP) and were comprised of $69.4 million of phase two loans originated and $34.2 million of phase one loans forgiven.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net, can be attributed to the amortization of intangible assets.

Deposits
The increase in deposits can be attributed to increases of $57.5 million in money market accounts, $3.8 million in interest-bearing demand deposit accounts, $24.9 million in savings deposits, $13.0 million in time deposits, and $73.4 million in non-interest-bearing demand deposits.

Other liabilities
The decrease in other liabilities can be mostly attributed to a decrease of $4.1 million in interest rate swap liabilities.

Shareholders’ equity
Shareholders’ equity was $194.8 million at March 31, 2021 compared to $199.7 million at December 31, 2020. The decrease can be mostly attributed to a decrease in accumulated other comprehensive income (loss) of $10.2 million and $1.2 million in dividends declared, offset by earnings of $6.5 million, during the three months ended March 31, 2021. The decrease in accumulated other comprehensive income (loss) can be mostly attributed to a decrease in the fair market value of the securities portfolio. Treasury stock increased $0.3 million, primarily due to the repurchase of the Corporation's common stock, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans and directors; stock plans. As of March 31, 2021, 20,625 shares have been repurchased at an average cost of $34.98 per share, pursuant to the Corporation's stock repurchase plan.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.111 billion at March 31, 2021, including $277.4 million of assets held under management or administration for the Corporation, compared to $2.091 billion at December 31, 2020, including $305.5 million of assets held under management or administration for the Corporation, an increase of $20.0 million, or 0.97%.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity. The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	March 31, 2021			December 31, 2020
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government	$610	$611	0.1%	$—	$—	—%
Mortgage-backed securities, residential and collateralized mortgage obligations	523,974	520,497	83.1%	458,245	467,866	84.4%
Obligations of states and political subdivisions	40,630	42,822	6.8%	40,662	43,405	7.8%
Other securities	62,364	62,265	10.0%	43,455	43,340	7.8%
Total	$627,578	$626,195	100.0%	$542,362	$554,611	100.0%

The available for sale segment of the securities portfolio totaled $626.2 million at March 31, 2021, an increase of $71.6 million, or 12.9%, from $554.6 million at December 31, 2020. The increase can be mostly attributed to purchases in the amount of $125.1 million, offset by a decrease of $39.0 million in paydowns, and a decrease in the fair value of the portfolio of $13.6 million due to increases in interest rates.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit. These securities totaled $2.5 million at March 31, 2021 and December 31, 2020, respectively.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans. Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2020 to March 31, 2021 (in thousands):

LOANS
	March 31, 2021	December 31, 2020	Dollar Change	Percentage Change
Commercial and agricultural	$399,359	$368,946	$30,413	8.2%
Commercial mortgages	728,954	716,608	12,346	1.7%
Residential mortgages	245,231	239,401	5,830	2.4%
Indirect consumer loans	120,881	120,538	343	0.3%
Other consumer loans	86,524	90,970	(4,446)	(4.9)%
Total loans, net of deferred loan fees	$1,580,949	$1,536,463	$44,486	2.9%

Portfolio loans totaled $1.581 billion at March 31, 2021, an increase of $44.5 million, or 2.9%, from $1.536 billion at December 31, 2020.  The increase in loans can be attributed to increases of $30.4 million in commercial and agricultural loans, $12.3 million in commercial mortgages and $5.8 million in residential mortgages, offset by a decrease of $4.4 million in other consumer loans. $35.2 million of the increase in loan balances related to loans extended as part of the Paycheck Protection Program (PPP) and were comprised of $69.4 million of phase two loans originated and $34.2 million of phase one loans forgiven.

Residential mortgage loans totaled $245.2 million at March 31, 2021, an increase of $5.8 million, or 2.4%, from December 31, 2020. During the three months ended March 31, 2021, $23.1 million of residential mortgages were originated, of which $6.6 million were sold in the secondary market to Freddie Mac.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, particularly within the Corporation's new Western New York market. Recent growth in residential mortgages was driven by both home purchases and refinancings due to the low interest rate environment. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	March 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Chemung Canal Trust Company*^	$699,003	$658,468	$576,399	$603,133	$630,732
Capital Bank Division	881,946	877,995	732,820	708,773	681,092
Total loans	$1,580,949	$1,536,463	$1,309,219	$1,311,906	$1,311,824
* All loans, excluding those originated by the Capital Bank division.
^ Includes $26.7 million in the Western New York market

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Specific industries are identified using NAICS codes. The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At March 31, 2021 and December 31, 2020, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were each 40.9% of total loans. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of March 31, 2021 and December 31, 2020.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	March 31, 2021	December 31, 2020
Non-accrual loans	$3,660	$6,011
Non-accrual troubled debt restructurings	5,667	3,941
Total non-performing loans	9,327	9,952
Other real estate owned	91	237
Total non-performing assets	$9,418	$10,189

Ratio of non-performing loans to total loans	0.59%	0.65%
Ratio of non-performing assets to total assets	0.39%	0.45%
Ratio of allowance for loan losses to non-performing loans	224.19%	210.25%

Accruing loans past due 90 days or more (1)	$3	$2
Accruing troubled debt restructurings (1)	$2,641	$2,790
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $9.3 million at March 31, 2021, or 0.59% of total loans, compared to $10.0 million at December 31, 2020, or 0.65% of total loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $9.4 million, or 0.39% of total assets, at March 31, 2021, compared to $10.2 million, or 0.45% of total assets, at December 31, 2020. The decrease in non-performing loans can mostly be attributed to payments received on non-performing residential and indirect consumer loans partially offset by additional commercial and indirect consumer non-performing loans. The decrease in non-performing assets can be attributed to the decrease in non-performing loans.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more decreased to no recorded balance at March 31, 2021, from $1 thousand at December 31, 2020.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs. As of March 31, 2021, the Corporation had $5.7 million of non-accrual TDRs compared to $3.9 million as of December 31, 2020. As of March 31, 2021 and December 31, 2020, the Corporation had $2.6 million and $2.8 million respectively, of accruing TDRs.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The unpaid principal balance of impaired loans at March 31, 2021 totaled $16.6 million, including TDRs of $8.3 million, compared to $16.5 million, including TDRs of $6.7 million, at December 31, 2020. Included in the recorded investment of impaired loans at March 31, 2021, were loans totaling $1.8 million for which impairment allowances of $1.6 million have been specifically allocated to the allowance for loan losses. As of December 31, 2020, the impaired loan total included $1.8 million of loans for which specific impairment allowances of $1.5 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $20.9 million at March 31, 2021, and December 31, 2020. The ratio of allowance for loan losses to total loans was 1.32% at March 31, 2021, compared to 1.36% at December 31, 2020. Net recoveries for the three months ended March 31, 2021 were $0.2 million, compared to net charge-offs for the three months ended March 31, 2020 of $0.3 million.

The table below summarizes the Corporation’s loan loss experience for the three months ended March 31, 2021 and 2020 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Three Months Ended March 31,
	2021	2020
Balance of allowance for loan losses at beginning of period	$20,924	$23,478

Charge-offs:
Commercial and agricultural	—	30
Commercial mortgages	—	—
Residential mortgages	26	—
Consumer loans	164	403
Total charge-offs	190	433

Recoveries:
Commercial and agricultural	296	4
Commercial mortgages	—	1
Residential mortgages	—	—
Consumer loans	138	135
Total recoveries	434	140

Net charge-offs (recoveries)	(244)	294
Provision for loan losses	(259)	3,050
Balance of allowance for loan losses at end of period	$20,909	$26,233

Ratio of net charge-offs (recoveries) to average loans outstanding	(0.06)%	0.09%
Ratio of allowance for loan losses to total loans outstanding	1.32%	1.99%

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2020 to March 31, 2021 (in thousands):

DEPOSITS
	March 31, 2021	December 31, 2020	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$693,785	$620,423	$73,362	11.8%
Interest-bearing demand deposits	285,934	282,172	3,762	1.3%
Insured money market accounts	661,132	603,583	57,549	9.5%
Savings deposits	270,778	245,865	24,913	10.1%
Time deposits	298,752	285,731	13,021	4.6%
Total	$2,210,381	$2,037,774	$172,607	8.5%

Deposits totaled $2.210 billion at March 31, 2021 compared to $2.038 billion at December 31, 2020, an increase of $172.6 million, or 8.5%. The increase was attributable to increases of $73.4 million in non-interest-bearing demand deposits, $57.5 million in money market accounts, $24.9 million in savings deposits, $13.0 million in time deposits and $3.8 million in interest-bearing demand deposit accounts. The growth in deposits was due primarily to increases of $42.7 million in commercial deposits, $78.2 million in public deposits, and $51.6 million in consumer funds. The increase in deposits was partially due to the collection of stimulus checks and PPP loan disbursements. At March 31, 2021, demand deposit and money market accounts comprised 74.2% of total deposits compared to 73.9% at December 31, 2020.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	March 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Chemung Canal Trust Company*^	$1,846,949	$1,686,370	$1,317,225	$1,328,658	$1,264,883
Capital Bank Division	363,432	351,404	254,913	240,579	202,563
Total	$2,210,381	$2,037,774	$1,572,138	$1,569,237	$1,467,446
*All deposits, excluding those originated by the Capital Bank division.
^ Includes $44 thousand in the Western New York market.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. Brokered deposits include funds obtained through brokers. There were no deposits obtained through brokers as of March 31, 2021 and December 31, 2020. Deposits obtained through the CDARS and ICS programs were $369.9 million and $318.3 million as of March 31, 2021 and December 31, 2020, respectively. The increase in CDARS and ICS deposits was due to the seasonal inflow of municipal client balances.

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

Borrowings

Borrowings decreased $61.0 thousand from December 31, 2020 to $3.8 million at March 31, 2021, attributable to normal recurring finance lease payments.

Shareholders’ Equity

Total shareholders' equity decreased $4.9 million from $199.7 million at December 31, 2020 to $194.8 million at March 31, 2021, due primarily to a decrease in accumulated other comprehensive income (loss), offset by an increase in retained earnings. The decrease in accumulated other comprehensive income (loss) of $10.2 million can be mostly attributed to the decrease in the fair market value of the securities portfolio. The increase in retained earnings of $5.3 million was due primarily to earnings of $6.5 million, offset by $1.2 million in dividends declared during the three months ended March 31, 2021. Treasury stock increased $0.3 million, primarily due to the Corporation's common stock repurchase program, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans and directors' stock plans. As of March 31, 2021, 20,625 shares have been repurchased at an average cost of $34.98 per share, pursuant to the Corporation's stock repurchase plan.

The total shareholders’ equity to total assets ratio was 7.97% at March 31, 2021 compared to 8.76% at December 31, 2020.  The tangible equity to tangible assets ratio was 7.14% at March 31, 2021 compared to 7.87% at December 31, 2020. Book value per share decreased to $41.60 at March 31, 2021 from $42.53 at December 31, 2020.

On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. For the three month period ended March 31, 2021, the Corporation repurchased 20,625 shares of common stock at a total cost of $0.7 million under the share repurchase program. The weighted average cost was $34.98 per share repurchased. Remaining buyback authority under the share repurchase program was 229,375 shares at March 31, 2021.

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

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of March 31, 2021, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

Pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), the FRB finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking regulators issued final rules to set the community bank leverage ratio at 8.5% for 2021. Community banks will have until Jan. 1, 2022, before the community bank leverage ratio requirement will return to 9%. The Bank has not elected to use the community bank leverage ratio.

Off-balance Sheet Arrangements

See Note 8 – Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

Subsequent Events

As of April 2, 2021, the Corporation received approvals from the Federal Reserve Bank of New York and New York State Department of Financial Services to open a full-service branch at its new location at 9159 Main Street, Clarence, New York, from which it is currently operating as a Loan Production Office.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $84.1 million and $86.3 million at March 31, 2021 and December 31, 2020, respectively. The Corporation also had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at March 31, 2021 and December 31, 2020, respectively. No funds were drawn with respect to the any of these arrangements as of March 31, 2021 and December 31, 2020.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$8,205	$6,294
Net cash used (provided) in investing activities	(130,405)	(18,806)
Net cash provided (used) in financing activities	170,661	35,066
Net increase (decrease) in cash and cash equivalents	$48,461	$22,554

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first three months of 2021 and 2020 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first three months of 2021 predominantly resulted from purchases of securities available for sale, and a net increase in loans, offset by principal paydowns on securities available for sale. Cash used in investing activities during the first three months of 2020 predominantly resulted from purchases of securities available for sale, and a net increase in loans, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first three months of 2021 predominantly resulted from a net increase in deposits. Cash provided by financing activities during the first three months of 2020 predominantly resulted from a net increase in deposits.

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

Pursuant to the Regulatory Relief Act, the FRB finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking regulators issued final rules to set the community bank leverage ratio at 8.5% for 2021. Community banks will have until Jan. 1, 2022, before the community bank leverage ratio requirement will return to 9%. The Bank has not elected to use the community bank leverage ratio.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of March 31, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of March 31, 2021, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of March 31, 2021 and December 31, 2020 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of March 31, 2021 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$198,339	13.97%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$190,848	13.46%	$113,430	8.00%	$148,876	10.50%	$141,787	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$180,554	12.72%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$173,086	12.21%	$85,072	6.00%	$120,519	8.50%	$113,430	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$180,554	12.72%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$173,086	12.21%	$63,804	4.50%	$99,251	7.00%	$92,161	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$180,554	7.76%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$173,086	7.45%	$92,889	4.00%	N/A	N/A	$116,111	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2020 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$192,960	13.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$185,606	13.12%	$113,182	8.00%	$148,551	10.50%	$141,478	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$175,216	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	11.87%	$84,887	6.00%	$120,256	8.50%	$113,182	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$175,216	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	11.87%	$63,665	4.50%	$99,034	7.00%	$91,960	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$175,216	7.90%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	7.59%	$88,474	4.00%	N/A	N/A	$110,592	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At March 31, 2021, the Bank could, without prior approval, declare dividends of approximately $24.4 million.

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

	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
Net interest income (GAAP)	$15,786	$16,397	$15,869	$15,591	$15,062
Fully taxable equivalent adjustment	91	89	85	84	86
Fully taxable equivalent net interest income (non-GAAP)	$15,877	$16,486	$15,954	$15,675	$15,148

Average interest-earning assets (GAAP)	$2,251,334	$2,144,891	$1,986,043	$1,931,107	$1,715,562

Net interest margin - fully taxable equivalent (non-GAAP)	2.86%	3.06%	3.20%	3.26%	3.55%

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

	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
EFFICIENCY RATIO
Net interest income (GAAP)	$15,786	$16,397	$15,869	$15,591	$15,062
Fully taxable equivalent adjustment	91	89	85	84	86
Fully taxable equivalent net interest income (non-GAAP)	$15,877	$16,486	$15,954	$15,675	$15,148

Non-interest income (GAAP)	$5,621	$5,975	$5,339	$5,080	$4,730
Less: net (gains) losses on security transactions	—	—	—	—	—
Adjusted non-interest income (non-GAAP)	$5,621	$5,975	$5,339	$5,080	$4,730

Non-interest expense (GAAP)	$13,353	$15,597	$13,362	$13,227	$13,749
Less: amortization of intangible assets	(101)	(113)	(120)	(119)	(132)
Adjusted non-interest expense (non-GAAP)	$13,252	$15,484	$13,242	$13,108	$13,617

Efficiency ratio (unadjusted)	62.38%	69.72%	63.00%	63.99%	69.47%
Efficiency ratio (adjusted)	61.64%	68.94%	62.19%	63.16%	68.50%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$194,784	$199,699	$197,005	$194,589	$190,447
Less: intangible assets	(21,981)	(22,082)	(22,195)	(22,315)	(22,434)
Tangible equity (non-GAAP)	$172,803	$177,617	$174,810	$172,274	$168,013

Total assets (GAAP)	$2,442,495	$2,279,451	$2,165,014	$2,050,921	$1,841,329
Less: intangible assets	(21,981)	(22,082)	(22,195)	(22,315)	(22,434)
Tangible assets (non-GAAP)	$2,420,514	$2,257,369	$2,142,819	$2,028,606	$1,818,895

Total equity to total assets at end of period (GAAP)	7.97%	8.76%	9.10%	9.49%	10.34%
Book value per share (GAAP)	$41.60	$42.53	$41.51	$40.51	$38.83

Tangible equity to tangible assets at end of period (non-GAAP)	7.14%	7.87%	8.16%	8.49%	9.24%
Tangible book value per share (non-GAAP)	$36.91	$37.83	$36.83	$35.86	$34.25

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

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except ratio data)	2021	2020	2020	2020	2020
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$200,035	$198,036	$196,569	$191,853	$188,427
Less: average intangible assets	(22,043)	(22,142)	(22,267)	(22,389)	(22,516)
Average tangible equity (non-GAAP)	$177,992	$175,894	$174,302	$169,464	$165,911

Return on average equity (GAAP)	13.24%	10.51%	11.56%	12.22%	5.32%
Return on average tangible equity (non-GAAP)	14.88%	11.84%	13.03%	13.83%	6.04%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
NON-GAAP NET INCOME
Reported net income (GAAP)	$6,530	$5,233	$5,711	$5,827	$2,491
Net (gains) losses on security transactions (net of tax)	—	—	—	—	—
Non- GAAP net income	$6,530	$5,233	$5,711	$5,827	$2,491

Average basic and diluted shares outstanding	4,691	4,702	4,773	4,850	4,895

Reported basic and diluted earnings per share (GAAP)	$1.39	$1.11	$1.19	$1.20	$0.51
Reported return on average assets (GAAP)	1.12%	0.93%	1.08%	1.15%	0.55%
Reported return on average equity (GAAP)	13.24%	10.51%	11.56%	12.22%	5.32%

Non-GAAP basic and diluted earnings per share	$1.39	$1.11	$1.19	$1.20	$0.51
Non-GAAP return on average assets	1.12%	9.30%	1.08%	1.15%	0.55%
Non-GAAP return on average equity	13.24%	10.51%	11.56%	12.22%	5.32%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At March 31, 2021, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 6.91% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 10.57%. Both are within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. At March 31, 2021, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 2.72%. An immediate 200-basis point increase in interest rates would negatively impact the market value by 0.96%. Both are within the Corporation's policy guidelines.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2021 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2021. In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of March 31, 2021.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 23, 2021.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2021	2,801	$33.66	2,801	247,199
February 1 - February 28, 2021	14,180	34.98	14,180	233,019
March 1 - March 31, 2021	3,644	35.97	3,644	229,375
Quarter ended March 31, 2021	20,625	$34.98	20,625	229,375
(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

    The following exhibits are either filed with this Form 10-Q or are incorporated herein by reference. The Corporation’s Securities Exchange Act File number is 000-13888.

3.1	Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984 (as incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.2	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988 (as incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.3	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998 (as incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the Commission on March 15, 2006).

3.4	Amended and Restated Bylaws of Chemung Financial Corporation, as amended to January 20, 2021 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Commission on January 25, 2021).

31.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATED: May 12, 2021	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: May 12, 2021	By: /s/ Karl F. Krebs
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to January 20, 2021 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Commission on January 25, 2021).

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