Form 10-Q
period 2021-06-30
CHEMUNG FINANCIAL CORP
filed 2021-08-12
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2021

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35741

CHEMUNG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-1237038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Chemung Canal Plaza, Elmira, NY	14901
(Address of principal executive offices)	(Zip Code)

(607) 737-3711 or (800) 836-3711
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $.01 per share	CHMG	The Nasdaq Stock Market LLC

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
Yes: ☐ No: ☒
The number of shares of the registrant's common stock, $.01 par value, outstanding on August 6, 2021 was 4,662,430.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany and Saratoga.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).

ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
PCI loans	Represents loans that were acquired in the Fort Orange Financial Corp. transaction and deemed to be credit-impaired on the acquisition date in accordance with the guidance of FASB.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.
RWA	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.

Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
TDR	A TDR is deemed to occur when the Corporation modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from financial institutions	$27,439	$29,467
Interest-earning deposits in other financial institutions	29,358	79,071
Total cash and cash equivalents	56,797	108,538

Equity investments, at estimated fair value	2,856	2,542
Securities available for sale, at estimated fair value	687,594	554,611
Securities held to maturity, estimated fair value of $3,000 at June 30, 2021 and $2,501 at December 31, 2020	2,981	2,469
FHLBNY and FRBNY Stock, at cost	3,562	3,150

Loans, net of deferred loan fees	1,557,999	1,536,463
Allowance for loan losses	(20,676)	(20,924)
Loans, net	1,537,323	1,515,539

Loans held for sale	—	170
Premises and equipment, net	19,094	20,119
Operating lease right-of-use assets	7,274	7,145
Goodwill	21,824	21,824
Other intangible assets, net	68	258
Bank-owned life insurance	2,800	3,059
Accrued interest receivable and other assets	38,539	40,027

Total assets	$2,380,712	$2,279,451

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$674,205	$620,423
Interest-bearing	1,463,982	1,417,351
Total deposits	2,138,187	2,037,774

Long term finance lease obligation	3,724	3,849
Operating lease liabilities	7,409	7,264
Dividends payable	1,447	1,214
Accrued interest payable and other liabilities	25,968	29,651
Total liabilities	2,176,735	2,079,752

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2021 and December 31, 2020	53	53
Additional paid-in capital	47,081	46,764
Retained earnings	178,673	168,006
Treasury stock, at cost; 649,063 shares at June 30, 2021 and 642,239 shares at December 31, 2020	(17,972)	(17,525)
Accumulated other comprehensive income (loss)	(3,858)	2,401
Total shareholders' equity	203,977	199,699

Total liabilities and shareholders' equity	$2,380,712	$2,279,451
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$14,692	$14,666	$29,309	$28,894
Taxable securities	1,951	1,397	3,753	2,884
Tax exempt securities	266	265	527	536
Interest-earning deposits	36	144	96	542
Total interest and dividend income	16,945	16,472	33,685	32,856
Interest expense:
Deposits	832	827	1,753	2,113
Borrowed funds	34	54	67	90
Total interest expense	866	881	1,820	2,203
Net interest income	16,079	15,591	31,865	30,653
Provision for loan losses	(150)	260	(409)	3,310
Net interest income after provision for loan losses	16,229	15,331	32,274	27,343

Non-interest income:
WMG fee income	2,803	2,323	5,481	4,552
Service charges on deposit accounts	732	564	1,449	1,554
Interchange revenue from debit card transactions	1,262	982	2,385	1,907
Changes in fair value of equity investments	102	156	188	(90)
Net gains on sales of loans held for sale	342	288	642	363
Net (losses) on sales of other real estate owned	—	(48)	(18)	(77)
Income from bank-owned life insurance	12	14	27	133
Other	1,239	801	1,959	1,468
Total non-interest income	6,492	5,080	12,113	9,810

Non-interest expenses:
Salaries and wages	6,037	5,822	11,799	11,590
Pension and other employee benefits	1,480	1,334	2,939	2,850
Other components of net periodic pension and postretirement benefits	(391)	(243)	(782)	(508)
Net occupancy	1,491	1,430	3,014	2,952
Furniture and equipment	410	560	776	1,035
Data processing	2,048	1,939	4,051	3,853
Professional services	535	531	989	860
Amortization of intangible assets	89	119	190	251
Marketing and advertising	284	82	410	406
Other real estate owned	5	5	17	34
FDIC insurance	329	229	719	479
Loan expense	290	187	524	497
Other	1,244	1,232	2,558	2,677
Total non-interest expenses	13,851	13,227	27,204	26,976
Income before income tax expense	8,870	7,184	17,183	10,177
Income tax expense	2,075	1,357	3,858	1,859
Net income	$6,795	$5,827	$13,325	$8,318

Weighted average shares outstanding	4,683	4,850	4,688	4,868
Basic and diluted earnings per share	$1.45	$1.20	$2.84	$1.71
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$6,795	$5,827	$13,325	$8,318
Other comprehensive income (loss):
Net unrealized gains (losses)	5,265	2,965	(8,367)	10,611
Tax effect	1,372	756	(2,107)	2,706
Net of tax amount	3,893	2,209	(6,260)	7,905

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(55)	(110)	(110)
Reclassification adjustment for amortization of net actuarial loss	57	77	112	154
Total before tax effect	2	22	2	44
Tax effect	1	7	1	8
Net of tax amount	1	15	1	36

Total other comprehensive income (loss)	3,894	2,224	(6,259)	7,941

Comprehensive income	$10,689	$8,051	$7,066	$16,259
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2020	53	46,754	154,926	(11,204)	(82)	190,447
Net income	—	—	5,827	—	—	5,827
Other comprehensive income	—	—	—	—	2,224	2,224
Restricted stock awards	—	181	—	—	—	181
Restricted stock units for directors' deferred compensation plan	—	9	—	—	—	9
Cash dividends declared ($0.26 per share)	—	—	(1,248)	—	—	(1,248)
Distribution of 6,426 shares of treasury stock for for deferred directors' compensation	—	(180)	—	168	—	(12)
Repurchase of 117,880 shares of common stock	—	—	—	(3,193)	—	(3,193)
Sale of 13,778 shares of treasury stock (a)	—	(6)	—	360	—	354
Balances at June 30, 2020	$53	$46,758	$159,505	$(13,869)	$2,142	$194,589

Balances at March 31, 2021	$53	$47,025	$173,325	$(17,867)	$(7,752)	$194,784
Net income	—	—	6,795	—	—	6,795
Other comprehensive income	—	—	—	—	3,894	3,894
Restricted stock awards	—	87	—	—	—	87
Restricted stock units for directors' deferred compensation plan	—	4	—	—	—	4
Cash dividends declared ($0.31 per share)	—	—	(1,447)	—	—	(1,447)
Distribution of 2,707 shares of treasury stock for deferred directors’ compensation	—	(72)	—	75	—	3
Repurchase of 5,831 shares of common stock	—	—	—	(245)	—	(245)
Sale of 2,333 shares of treasury stock (a)	—	37	—	65	—	102
Balances at June 30, 2021	$53	$47,081	$178,673	$(17,972)	$(3,858)	$203,977
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2020	$53	$46,382	$153,701	$(11,710)	$(5,799)	$182,627
Net income	—	—	8,318	—	—	8,318
Other comprehensive income	—	—	—	—	7,941	7,941
Restricted stock awards	—	306	—	—	—	306
Restricted stock units for directors' deferred compensation plan	—	20	—	—	—	20
Distribution of 255 shares of treasury stock grants for employee restricted stock awards	—	(7)	—	7	—	—
Cash dividends declared ($0.52 per share)	—	—	(2,514)	—	—	(2,514)
Distribution of 7,923 shares of treasury stock for directors' compensation	—	144	—	206	—	350
Distribution of 2,274 shares of treasury stock for employee compensation	—	41	—	59	—	100
Distribution of 6,426 shares of treasury stock for for deferred directors' compensation	—	(180)	—	168	—	(12)
Repurchase of 122,021 shares of common stock	—	—	—	(3,321)	—	(3,321)
Sale of 27,963 shares of treasury stock (a)	—	47	—	727	—	774
Forfeiture of 112 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at June 30, 2020	$53	$46,758	$159,505	$(13,869)	$2,142	$194,589

Balances at January 1, 2021	$53	$46,764	$168,006	$(17,525)	$2,401	$199,699
Net income	—	—	13,325	—	—	13,325
Other comprehensive loss	—	—	—	—	(6,259)	(6,259)
Restricted stock awards	—	223	—	—	—	223
Restricted stock units for directors' deferred compensation plan	—	9	—	—	—	9
Cash dividends declared ($0.57 per share)	—	—	(2,658)	—	—	(2,658)
Distribution of 9,291 shares of treasury stock for directors' compensation	—	64	—	253	—	317
Distribution of 3,860 shares of treasury stock for employee compensation	—	27	—	105	—	132
Distribution of 2,707 shares of treasury stock for deferred directors’ compensation	—	(72)	—	75	—	3
Repurchase of 28,706 shares of common stock	—	—	—	(1,046)	—	(1,046)
Sale of 6,024 shares of treasury stock (a)	—	66	—	166	—	232
Balances at June 30, 2021	$53	$47,081	$178,673	$(17,972)	$(3,858)	$203,977
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2021	2020
Net income	$13,325	$8,318
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of (increase in) right-of-use assets	369	351
Amortization of intangible assets	190	251
Provision for loan losses	(409)	3,310
(Gains) on disposal of fixed assets	(20)	—
Depreciation and amortization of fixed assets	1,307	1,509
Amortization of premiums on securities, net	2,672	530
Gain on sales of loans held for sale, net	(642)	(363)
Proceeds from sales of loans held for sale	20,120	3,377
Loans originated and held for sale	(19,308)	(3,320)
Net losses on sale of other real estate owned	18	77
Write-downs on other real estate owned	—	8
Net change in fair value of equity investments	(188)	90
Proceeds from sales of trading assets	41	—
Purchase of equity investments	(167)	(85)
Decrease (Increase) in other assets and accrued interest receivable	1,375	(9,831)
Increase (decrease) in accrued interest payable	7	(45)
Expense related to restricted stock units for directors' deferred compensation plan	9	20
Expense related to employee stock compensation	132	100
Expense related to employee restricted stock awards	223	306
Increases in (payments on) operating leases	145	(332)
(Decrease) increase in other liabilities	(1,761)	10,190
Income from bank owned life insurance	(27)	(133)
Net cash provided by operating activities	17,411	14,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	72,057	21,215
Proceeds from maturities and principal collected on securities held to maturity	520	516
Purchases of securities available for sale	(216,069)	(44,105)
Purchases of securities held to maturity	(1,042)	(998)
Purchase of FHLBNY and FRBNY stock	(412)	(51)
Purchases of premises and equipment	(262)	(487)
Proceeds from sale of other real estate owned	128	230
Proceeds from bank owned life insurance	286	213
Net (increase) in loans	(21,407)	(191,528)
Net cash used in investing activities	(166,201)	(214,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	144,861	229,584
(Decrease) increase in time deposits	(44,448)	9,534
Payments made on finance leases	(125)	(116)
Purchase of treasury stock	(1,046)	(3,321)
Sale of treasury stock	232	774
Cash dividends paid	(2,425)	(2,530)
Net cash provided by financing activities	97,049	233,925
Net (decrease) increase in cash and cash equivalents	(51,741)	33,258
Cash and cash equivalents, beginning of period	108,538	121,904
Cash and cash equivalents, end of period	$56,797	$155,162
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2021	2020
Cash paid for:
Interest	$1,813	$2,248
Income taxes	2,900	1,285
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	32	91
Dividends declared, not yet paid	1,447	1,247
Repurchase of common stock in lieu of employee payroll taxes	80	54
Operating lease right-of-use assets	(498)	—
Distribution of treasury stock for directors' compensation	317	350
Distribution of treasury stock for deferred directors' compensation	3	(12)
Forfeiture of shares of restricted stock awards	—	(5)
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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal years beginning after December 15, 2018. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the delay. The Corporation has established a committee to oversee the implementation of CECL and has selected a vendor to assist in the implementation process. The model chosen utilizes a loss driver analysis which includes reasonable and supportable forecasts to estimate future losses. This analysis includes different methods such as discounted cash flows, remaining life and vintage analysis, which are used depending on the nature of the portfolio segment. The Corporation is running its current incurred loss model and a CECL model concurrently. The Corporation is in the process of updating its policies and internal controls accordingly. The corporation expects to recognize a one-time cumulative-effect adjustment to our allowance for loan losses upon adoption of CECL, effective of January 1, 2023, consistent with regulatory expectations set forth in interagency guidance.

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

Risks and Uncertainties - COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. As of June 30, 2021 many restrictions have been removed or lessened and many non-essential businesses have been allowed to re-open in limited capacity adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences have resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic began, millions of people have filed claims for unemployment and stock markets have remained volatile. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened.

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

Management has taken actions to identify and assess additional possible credit exposure due to the COVID-19 pandemic based upon the industry types within the current loan portfolio. While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, Management has designated certain industries as most impacted by COVID-19. For a discussion of the effect of COVID-19 on our business, see pages 60-62 of this Form 10-Q.

NOTE 2        EARNINGS PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur. Earnings per share were computed by dividing net income by 4,683 and 4,850 weighted average shares outstanding for the three month periods ended June 30, 2021 and 2020, respectively. Earnings per share were computed by dividing net income by 4,688 and 4,868 weighted average shares outstanding for the six month periods ended June 30, 2021 and 2020, respectively. There were no common stock equivalents during the three and six month periods ended June 30, 2021 or 2020.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$20,548	$1	$30	$20,519
Mortgage-backed securities, residential	552,066	6,745	5,216	553,595
Obligations of states and political subdivisions	40,364	2,308	—	42,672
Corporate bonds and notes	10,000	129	35	10,094
SBA loan pools	60,734	307	327	60,714
Total	$683,712	$9,490	$5,608	$687,594

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities, residential	$458,245	$9,822	$201	$467,866
Obligations of states and political subdivisions	40,662	2,743	—	43,405
Corporate bonds and notes	9,000	47	12	9,035
SBA loan pools	34,455	42	192	34,305
Total	$542,362	$12,654	$405	$554,611

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	June 30, 2021
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,338	$—	$—	$1,338
Time deposits with other financial institutions	1,643	19	—	1,662
Total	$2,981	$19	$—	$3,000

	December 31, 2020
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$326	$—	$—	$326
Time deposits with other financial institutions	2,143	32	—	2,175
Total	$2,469	$32	$—	$2,501

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	June 30, 2021
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$687	$691	$1,093	$1,108
After one, but within five years	55,036	56,703	1,088	1,092
After five, but within ten years	14,719	15,388	800	800
After ten years	470	503	—	—
	70,912	73,285	2,981	3,000
Mortgage-backed securities, residential	552,066	553,595	—	—
SBA loan pools	60,734	60,714	—	—
Total	$683,712	$687,594	$2,981	$3,000

There were no proceeds from sales and calls of securities resulting in gains or losses for the three and six month periods ended June 30, 2021 and 2020.

The following tables summarize the investment securities available for sale with unrealized losses at June 30, 2021 and December 31, 2020 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$19,909	$30	$—	$—	$19,909	$30
Mortgage-backed securities, residential	340,858	5,216	—	—	340,858	5,216
Corporate bonds and notes	3,965	35	—	—	3,965	35
SBA loan pools	31,467	253	6,500	74	37,967	327
Total temporarily impaired securities	$396,199	$5,534	$6,500	$74	$402,699	$5,608

	Less than 12 months		12 months or longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$70,037	$200	$970	$1	$71,007	$201
Corporate bonds and notes	2,988	12	—	—	2,988	12
SBA loan pools	15,245	156	3,636	36	18,881	192
Total temporarily impaired securities	$88,270	$368	$4,606	$37	$92,876	$405

Other-Than-Temporary Impairment

As of June 30, 2021, the majority of the Corporation's unrealized losses in the investment securities portfolio related to mortgage-backed securities. At June 30, 2021, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2021.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Commercial and agricultural:
Commercial and industrial	$340,441	$368,663
Agricultural	420	283
Commercial mortgages:
Construction	67,743	61,945
Commercial mortgages, other	696,916	654,663
Residential mortgages	246,667	239,401
Consumer loans:
Home equity lines and loans	74,129	78,547
Indirect consumer loans	120,612	120,538
Direct consumer loans	11,071	12,423
Total loans, net of deferred loan fees and costs	1,557,999	1,536,463
Interest receivable on loans	4,823	5,035
Total recorded investment in loans	$1,562,822	$1,541,498

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above. As of June 30, 2021 and December 31, 2020, the Corporation had outstanding PPP loan balances of $139.7 million and $150.9 million, respectively, which were included in commercial and industrial loans in the table above. These loans require no allowance for loan losses as of June 30, 2021 since they are government guaranteed loans.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$4,337	$11,787	$2,115	$2,670	$20,909
Charge-offs	(25)	—	(46)	(156)	(227)
Recoveries	10	1	10	123	144
Net recoveries (charge-offs)	(15)	1	(36)	(33)	(83)
Provision	(694)	1,175	(288)	(343)	(150)
Ending balance	$3,628	$12,963	$1,791	$2,294	$20,676

	Three Months Ended June 30, 2020
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$11,191	$10,472	$1,421	$3,149	$26,233
Charge-offs	(36)	(2,143)	(13)	(297)	(2,489)
Recoveries	5	—	49	72	126
Net recoveries (charge-offs)	(31)	(2,143)	36	(225)	(2,363)
Provision	(2,833)	2,220	434	439	260
Ending balance	$8,327	$10,549	$1,891	$3,363	$24,130

The following tables present the activity in the allowance for loan losses by portfolio segment for the six month periods ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30, 2021
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$4,493	$11,496	$2,079	$2,856	$20,924
Charge-offs	(25)	—	(71)	(320)	(416)
Recoveries	275	1	10	291	577
Net recoveries (charge-offs)	250	1	(61)	(29)	161
Provision	(1,115)	1,466	(227)	(533)	(409)
Ending balance	$3,628	$12,963	$1,791	$2,294	$20,676

	Six Months Ended June 30, 2020
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$10,227	$8,869	$1,252	$3,130	$23,478
Charge-offs	(65)	(2,143)	(13)	(700)	(2,921)
Recoveries	8	—	48	207	263
Net recoveries (charge-offs)	(57)	(2,143)	35	(493)	(2,658)
Provision	(1,843)	3,823	604	726	3,310
Ending balance	$8,327	$10,549	$1,891	$3,363	$24,130

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,389	$1,781	$—	$74	$3,244
Collectively evaluated for impairment	2,239	11,182	1,791	2,220	17,432
Total ending allowance balance	$3,628	$12,963	$1,791	$2,294	$20,676

	December 31, 2020
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,401	$74	$—	$52	$1,527
Collectively evaluated for impairment	3,092	11,422	2,079	2,804	19,397
Total ending allowance balance	$4,493	$11,496	$2,079	$2,856	$20,924

	June 30, 2021
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,263	$8,565	$954	$346	$13,128
Loans collectively evaluated for impairment	338,731	758,635	246,355	205,973	1,549,694
Total ending loans balance	$341,994	$767,200	$247,309	$206,319	$1,562,822

	December 31, 2020
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,400	$5,117	$1,271	$801	$10,589
Loans collectively evaluated for impairment	366,852	714,028	238,742	211,287	1,530,909
Total ending loans balance	$370,252	$719,145	$240,013	$212,088	$1,541,498

The following table presents loans individually evaluated for impairment recognized by class of loans as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,785	$1,785	$—	$1,960	$1,963	$—
Commercial mortgages:
Construction	159	160	—	188	189	—
Commercial mortgages, other	7,340	4,679	—	6,814	4,760	—
Residential mortgages	970	954	—	1,283	1,271	—
Consumer loans:
Home equity lines and loans	207	190	—	645	631	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,357	1,478	1,389	5,228	1,437	1,401
Commercial mortgages:
Commercial mortgages, other	3,808	3,726	1,781	258	168	74
Consumer loans:
Home equity lines and loans	156	156	74	170	170	52
Total	$19,782	$13,128	$3,244	$16,546	$10,589	$1,527

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and six month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$1,823	$13	$597	$—	$1,869	$26	$442	$—
Commercial mortgages:
Construction	168	2	226	2	175	3	233	4
Commercial mortgages, other	4,780	8	3,982	—	4,774	15	3,822	—
Residential mortgages	959	10	844	5	1,063	18	738	10
Consumer loans:
Home equity lines & loans	193	2	403	2	339	3	318	3
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,498	—	5,665	2	1,478	2	5,781	2
Commercial mortgages:
Commercial mortgages, other	1,946	—	3,613	8	1,353	—	4,107	8
Consumer loans:
Home equity lines and loans	158	—	90	—	162	—	60	—
Total	$11,525	$35	$15,420	$19	$11,213	$67	$15,501	$27
(1)Cash basis interest income approximates interest income recognized.
The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of June 30, 2021 and December 31, 2020 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Commercial and agricultural:
Commercial and industrial	$2,173	$2,167	$3	$2
Commercial mortgages:
Construction	44	55	—	—
Commercial mortgages, other	4,348	4,415	—	—
Residential mortgages	916	1,632	—	—
Consumer loans:
Home equity lines and loans	770	1,159	—	—
Indirect consumer loans	318	519	—	—
Direct consumer loans	14	5	—	—
Total	$8,583	$9,952	$3	$2

The following tables present the aging of the recorded investment in loans as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$829	$—	$25	$854	$340,718	$341,572
Agricultural	—	—	—	—	422	422
Commercial mortgages:
Construction	—	—	—	—	67,968	67,968
Commercial mortgages, other	562	174	325	1,061	698,171	699,232
Residential mortgages	326	28	397	751	246,558	247,309
Consumer loans:
Home equity lines and loans	273	—	389	662	73,647	74,309
Indirect consumer loans	569	102	106	777	120,118	120,895
Direct consumer loans	28	—	3	31	11,084	11,115
Total	$2,587	$304	$1,245	$4,136	$1,558,686	$1,562,822

	December 31, 2020
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$520	$14	$30	$564	$369,404	$369,968
Agricultural	—	—	—	—	284	284
Commercial mortgages:
Construction	—	—	—	—	62,164	62,164
Commercial mortgages, other	1,438	3,696	308	5,442	651,539	656,981
Residential mortgages	817	406	461	1,684	238,329	240,013
Consumer loans:
Home equity lines and loans	521	41	474	1,036	77,725	78,761
Indirect consumer loans	1,268	198	252	1,718	119,135	120,853
Direct consumer loans	34	2	—	36	12,438	12,474
Total	$4,598	$4,357	$1,525	$10,480	$1,531,018	$1,541,498

Troubled Debt Restructurings:

A modification of a loan may result in classification as a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs. At its highest point as of May 31, 2020, in conformance with Section 4013 of the CARES Act, total loan forbearances represented 15.77% of the Corporation's total loan portfolio, or $242.5 million. As of June 30, 2021, 24 loans totaling $20.5 million remained in modified status, representing 1.32% of the Corporation's total loan portfolio, of which 13 loans totaling $16.6 million had been modified more than once.

As of June 30, 2021 and December 31, 2020, the Corporation has a recorded investment in TDRs of $11.6 million and $6.7 million, respectively. There were specific reserves of $2.1 million and $0.4 million allocated for TDRs at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, TDRs totaling $6.3 million were accruing interest under the modified terms and $5.3 million were on non-accrual status. As of December 31, 2020, TDRs totaling $2.8 million were accruing interest under the modified terms and $3.9 million were on non-accrual status. The Corporation has committed no additional amounts as of both June 30, 2021 and December 31, 2020, to customers with outstanding loans that are classified as TDRs.

During the three months ended June 30, 2021, the terms and conditions of two commercial mortgage loans were modified as TDRs. The modification of the terms of both of these loans included a postponement or reduction of the scheduled amortized payments for greater than a three month period. During the three month period ended June 30, 2020, the terms of certain loans were modified as TDRs. These included the modifications of two commercial and industrial loans where deferral of payments were granted and both loans were risk rated Substandard while one loan was in non-accrual status prior to the modification. The modifications of four commercial mortgage loans included the deferral of payments with three of the loans risk rated Substandard and in non-accrual status, three of the borrowers were over one year past due in real estate taxes and two of the loans were over 30 days past due in payments. The modifications of three residential mortgages included the deferral of payments while all three were in non-accrual status prior to the modifications, two were risk rated Substandard and one was over thirty days past due in payments. The modifications of three home equity lines and loans included the deferral of payments while all three loans were risk rated Substandard and in non-accrual status prior to the modifications.

During the six months ended June 30, 2021, the terms and conditions of four commercial mortgage loans were modified as TDRs. The modification of the terms of all of these loans included a postponement or reduction of the scheduled amortized payments for greater than a three month period. During the six month period ended June 30, 2020, there were no loans modified as TDRs except those described above during the three month period ended June 30, 2020.

The following table presents loans by class modified as TDRs that occurred during the three month period ended June 30, 2021 and June 30, 2020 (dollars in thousands):

June 30, 2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages, other	2	$3,606	$3,606
Total	2	$3,606	$3,606

June 30, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	2	$929	$929
Agricultural
Commercial mortgages:
Commercial mortgages, other	4	1,297	1,297
Residential mortgages	3	677	677
Consumer loans:
Home equity lines and loans	3	738	738
Total	12	$3,641	$3,641
The TDRs described above increased the allowance for loan losses by $1.7 million and resulted in no charge-offs during the three month period ended June 30, 2021. The TDRs described above increased the allowance for loan losses by $0.2 million and resulted in no charge-offs during the three month period ended June 30, 2020.

The following table presents loans by class modified as TDRs that occurred during the six month period ended June 30, 2021 and June 30, 2020 (dollars in thousands):

June 30, 2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages, other	4	$6,094	$6,094
Total	4	$6,094	$6,094

June 30, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	2	$929	$929
Agricultural
Commercial mortgages:
Commercial mortgages, other	4	1,297	1,297
Residential mortgages	3	677	677
Consumer loans:
Home equity lines and loans	3	738	738
Total	12	$3,641	$3,641

The TDRs described above increased the allowance for loan losses by $1.7 million and resulted in no charge-offs during the six month period ended June 30, 2021. The TDRs described above increased the allowance for loan losses by $0.2 million and resulted in no charge-offs during the six month period ended June 30, 2020.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and six month periods ended June 30, 2021 and 2020.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of June 30, 2021 and December 31, 2020, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	June 30, 2021
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$332,300	$3,529	$4,523	$1,220	$341,572
Agricultural	—	422	—	—	—	422
Commercial mortgages:
Construction	—	67,209	—	759	—	67,968
Commercial mortgages	—	659,431	22,895	15,780	1,126	699,232
Residential mortgages	246,393	—	—	916	—	247,309
Consumer loans:
Home equity lines and loans	73,539	—	—	770	—	74,309
Indirect consumer loans	120,577	—	—	318	—	120,895
Direct consumer loans	11,101	—	—	14	—	11,115
Total	$451,610	$1,059,362	$26,424	$23,080	$2,346	$1,562,822

	December 31, 2020
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$360,500	$2,999	$5,092	$1,377	$369,968
Agricultural	—	284	—	—	—	284
Commercial mortgages:
Construction	—	59,885	—	2,279	—	62,164
Commercial mortgages	—	616,090	23,631	16,128	1,132	656,981
Residential mortgages	238,381	—	—	1,632	—	240,013
Consumer loans:
Home equity lines and loans	77,602	—	—	1,159	—	78,761
Indirect consumer loans	120,334	—	—	519	—	120,853
Direct consumer loans	12,470	—	—	4	—	12,474
Total	$448,787	$1,036,759	$26,630	$26,813	$2,509	$1,541,498

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$246,394	$73,539	$120,576	$11,101
Non-Performing	916	770	318	14
	$247,310	$74,309	$120,894	$11,115

	December 31, 2020
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$238,381	$77,602	$120,334	$12,470
Non-Performing	1,632	1,159	519	4
	$240,013	$78,761	$120,853	$12,474

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$20,519	$20,519	$—	$—
Mortgage-backed securities, residential	553,595	—	553,595	—
Obligations of states and political subdivisions	42,672	—	42,672	—
Corporate bonds and notes	10,094	—	10,094	—
SBA loan pools	60,714	—	60,714	—
Total available for sale securities	$687,594	$20,519	$667,075	$—

Equity investments, at fair value	$2,193	$2,193	$—	$—
Derivative assets	10,704	—	10,704	—

Financial Liabilities:
Derivative liabilities	$11,098	$—	$11,098	$—

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2021.

		Fair Value Measurement at December 31, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$467,866	$—	$467,866	$—
Obligations of states and political subdivisions	43,405	—	43,405	—
Corporate bonds and notes	9,035	—	9,035	—
SBA loan pools	34,305	—	34,305	—
Total available for sale securities	$554,611	$—	$554,611	$—

Equity investments, at fair value	$1,880	$1,880	$—	$—
Derivative assets	14,345	—	14,345	—

Financial Liabilities:
Derivative liabilities	$14,702	$—	$14,702	$—

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2020.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned:
Residential mortgages	$156	$—	$—	$156
Total other real estate owned, net	$156	$—	$—	$156

		Fair Value Measurement at December 31, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$111	$—	$—	$111
Residential mortgages	126	—	—	126
Total other real estate owned, net	$237	$—	$—	$237

The following tables present information related to Level 3 non-recurring fair value measurement at June 30, 2021 and December 31, 2020 (in thousands):

Description	Fair Value at June 30, 2021	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2021
Impaired loans:
OREO:
Commercial mortgages:
Residential mortgages	$156	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$156

Description	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2020
Impaired loans:
OREO:
Commercial mortgages:
Commercial mortgages	$111	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	126	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$237

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2021 and December 31, 2020, are as follows (in thousands):

	June 30, 2021
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$27,439	$27,439	$—	$—	$27,439
Interest-earning deposits in other financial institutions	29,358	29,358	—	—	29,358
Equity investments	2,856	2,856	—	—	2,856
Securities available for sale	687,594	20,519	667,075	—	687,594
Securities held to maturity	2,981	—	1,662	1,338	3,000
FHLBNY and FRBNY stock	3,562	—	—	—	N/A
Loans, net and loans held for sale	1,537,323	—	—	1,530,753	1,530,753
Accrued interest receivable	6,388	21	1,544	4,823	6,388
Derivative Assets	10,704	—	10,704	—	10,704

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,896,904	$1,896,904	$—	$—	$1,896,904
Time deposits	241,283	—	243,299	—	243,299
Accrued interest payable	269	10	259	—	269
Derivative Liabilities	11,098	—	11,098	—	11,098
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

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of June 30, 2021, the weighted average remaining lease term was 9.6 years with a weighted average discount rate of 3.32%. Rent expense was $0.2 million for the three months ended June 30, 2021. Rent expense was $0.5 million for the six months ended June 30, 2021. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at June 30, 2021 and December 31, 2020 consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Operating lease right-of-use asset	$7,145	$8,001
Less: accumulated amortization	(370)	(705)
Change in lease agreements	499	(151)
Operating lease right-of-use-assets, net	$7,274	$7,145

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of June 30, 2021 (in thousands):

Year	Amount
2021	$482
2022	970
2023	989
2024	923
2025	841
2026 and thereafter	4,502
Total minimum lease payments	8,707
Less: amount representing interest	(1,298)
Present value of net minimum lease payments	$7,409

As of June 30, 2021, the Corporation had one operating lease that was signed, but had not yet commenced. The expected commencement date is October, 2021.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of June 30, 2021, the weighted average remaining lease term was 11.6 years with a weighted average discount rate of 3.37%. The Corporation has included these leases in premises and equipment as of June 30, 2021 and December 31, 2020 as follows (in thousands):

	June 30, 2021	December 31, 2020
Buildings	$5,572	$5,572
Less: accumulated depreciation	(2,042)	(1,875)
Net book value	$3,530	$3,697

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of June 30, 2021 (in thousands):

Year	Amount
2021	$195
2022	391
2023	391
2024	391
2025	409
2026 and thereafter	2,840
Total minimum lease payments	4,617
Less: amount representing interest	(893)
Present value of net minimum lease payments	$3,724

As of June 30, 2021, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2024 from a member of the Corporation's Board of Directors with monthly rent expense totaling $3 thousand per month. Rent paid to this Board member totaled $12 thousand and $14 thousand for the three month periods ended June 30, 2021 and 2020, respectively. Rent paid to this Board of Directors member totaled $25 thousand and $27 thousand for the six month periods ended June 30, 2021 and 2020, respectively.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February 2033 from a member of the Corporation's Board of Directors with monthly rent expense totaling $7 thousand per month. Rent paid to this Board member totaled $24 thousand and $26 thousand for the three month periods ended June 30, 2021 and 2020, respectively. Rent paid to this Board of Directors member totaled $50 thousand and $51 thousand for the six month periods ended June 30, 2021 and 2020, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the six month periods ended June 30, 2021 and 2020 were as follows (in thousands):

	2021	2020
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance June 30,	$21,824	$21,824

Acquired intangible assets were as follows at June 30, 2021 and December 31, 2020 (in thousands):

	At June 30, 2021		At December 31, 2020
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,975	$5,975	$5,962
Other customer relationship intangibles	5,633	5,565	5,633	5,388
Total	$11,608	$11,540	$11,608	$11,350

Aggregate amortization expense was $0.1 million for the three month periods ended June 30, 2021 and 2020. Aggregate amortization expense was $0.2 million and $0.3 millions for the six month periods ended June 30, 2021 and 2020, respectively.

The remaining estimated aggregate amortization expense at June 30, 2021 is listed below (in thousands):

Year	Estimated Expense
2021	$68
Total	$68

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$16,225	$41,314	$28,459	$39,056
Unused lines of credit	2,608	262,703	1,300	268,075
Standby letters of credit	—	14,879	—	16,094

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of June 30, 2021, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2021	$(1,026)	$(6,726)	$(7,752)
Other comprehensive income before reclassification	3,893	—	3,893
Amounts reclassified from accumulated other comprehensive income	—	1	1
Net current period other comprehensive income	3,893	1	3,894
Balance at June 30, 2021	$2,867	$(6,725)	$(3,858)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2020	$7,064	$(7,146)	(82)
Other comprehensive income before reclassification	2,209	—	2,209
Amounts reclassified from accumulated other comprehensive income	—	15	15
Net current period other comprehensive income	2,209	15	2,224
Balance at June 30, 2020	$9,273	$(7,131)	$2,142

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2021	$9,127	$(6,726)	$2,401
Other comprehensive income before reclassification	(6,260)	—	(6,260)
Amounts reclassified from accumulated other comprehensive income	—	1	1
Net current period other comprehensive income	(6,260)	1	(6,259)
Balance at June 30, 2021	$2,867	$(6,725)	$(3,858)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2020	$1,368	$(7,167)	(5,799)
Other comprehensive income before reclassification	7,905	—	7,905
Amounts reclassified from accumulated other comprehensive income	—	36	36
Net current period other comprehensive income	7,905	36	7,941
Balance at June 30, 2020	$9,273	$(7,131)	$2,142

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$(55)	$(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	57	77	Other components of net periodic pension and postretirement benefits
Tax effect	(1)	(7)	Income tax expense
Net of tax	1	15
Total reclassification for the period, net of tax	$1	$15

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

Details about Accumulated Other Comprehensive Income (Loss) Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$(110)	$(110)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	112	154	Other components of net periodic pension and postretirement benefits
Tax effect	(1)	(8)	Income tax expense
Net of tax	1	36
Total reclassification for the period, net of tax	$1	$36
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and six months ended June 30, 2021 and 2020 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2021
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$489	$—	$—	$489
Other	243	—	—	243
Interchange revenue from debit card transactions	1,262	—	—	1,262
WMG fee income	—	2,803	—	2,803
CFS fee and commission income	—	—	236	236
Net gains (losses) on sales of OREO	—	—	—	—
Net gains on sales of loans(a)	342	—	—	342
Loan servicing fees(a)	35	—	—	35
Changes in fair value of equity investments(a)	95	—	7	102
Income from bank-owned life insurance(a)	12	—	—	12
Other(a)	981	—	(13)	968
Total non-interest income (loss)	$3,459	$2,803	$230	$6,492
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Three Months Ended June 30, 2020
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$421	$—	$—	$421
Other	143	—	—	143
Interchange revenue from debit card transactions	982	—	—	982
WMG fee income	—	2,323	—	2,323
CFS fee and commission income	—	—	153	153
Net gains (losses) on sales of OREO	(48)	—	—	(48)
Net gains on sales of loans(a)	288	—	—	288
Loan servicing fees(a)	29	—	—	29
Changes in fair value of equity investments(a)	145	—	11	156
Income from bank-owned life insurance(a)	14	—	—	14
Other(a)	638	—	(19)	619
Total non-interest income	$2,612	$2,323	$145	$5,080
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2021
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$938	$—	$—	$938
Other	511	—	—	511
Interchange revenue from debit card transactions	2,385	—	—	2,385
WMG fee income	—	5,481	—	5,481
CFS fee and commission income	—	—	450	450
Net gains (losses) on sales of OREO	(18)	—	—	(18)
Net gains on sales of loans(a)	642	—	—	642
Loan servicing fees(a)	70	—	—	70
Changes in fair value of equity investments(a)	129	—	59	188
Income from bank-owned life insurance(a)	27	—	—	27
Other(a)	1,466	—	(27)	1,439
Total non-interest income	$6,150	$5,481	$482	$12,113
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2020
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,226	$—	$—	$1,226
Other	328	—	—	328
Interchange revenue from debit card transactions	1,907	—	—	1,907
WMG fee income	—	4,552	—	4,552
CFS fee and commission income	—	—	330	330
Net gains on sales of OREO	(77)	—	—	(77)
Net gains on sales of loans(a)	363	—	—	363
Loan servicing fees(a)	56	—	—	56
Change in fair value of equity securities(a)	(22)	—	(68)	(90)
Income from bank-owned life insurance(a)	133	—	—	133
Other(a)	1,062	—	20	1,082
Total non-interest income	$4,976	$4,552	$282	$9,810
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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	270	322	542	644
Expected return on plan assets	(673)	(610)	(1,346)	(1,220)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	38	49	75	98
Net periodic pension benefit	$(365)	$(239)	$(729)	$(478)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	8	10	16	20
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	5	3	10	6
Net periodic supplemental pension cost	$13	$13	$26	$26

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	2	4	4
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(55)	(55)	(110)	(110)
Amortization of unrecognized net loss	14	25	27	50
Net periodic postretirement, medical and life benefit	$(39)	$(28)	$(79)	$(56)

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

Accounting policies for the segments are the same as those described in Note 1 of the Corporation’s 2020 Annual Report on Form 10-K, which was filed with the SEC on March 24, 2021. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table. Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.The Holding Company, CFS, and CRM column below includes amounts to eliminate transactions between segments (in thousands).

	Three months ended June 30, 2021
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,936	$—	$9	$16,945
Interest expense	866	—	—	866
Net interest income	16,070	—	9	16,079
Provision for loan losses	(150)	—	—	(150)
Net interest income after provision for loan losses	16,220	—	9	16,229
Other non-interest income	3,459	2,803	230	6,492
Other non-interest expenses	11,844	1,619	388	13,851
Income (loss) before income tax expense (benefit)	7,835	1,184	(149)	8,870
Income tax expense (benefit)	1,802	316	(43)	2,075
Segment net income (loss)	$6,033	$868	$(106)	$6,795

	Three months ended June 30, 2020
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,459	$—	$13	$16,472
Interest expense	881	—	—	881
Net interest income	15,578	—	13	15,591
Provision for loan losses	260	—	—	260
Net interest income after provision for loan losses	15,318	—	13	15,331
Other non-interest income	2,612	2,323	145	5,080
Other non-interest expenses	11,279	1,647	301	13,227
Income (loss) before income tax expense (benefit)	6,651	676	(143)	7,184
Income tax expense (benefit)	1,223	173	(39)	1,357
Segment net income (loss)	$5,428	$503	$(104)	$5,827

	Six months ended June 30, 2021
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$33,671	$—	$14	$33,685
Interest expense	1,820	—	—	1,820
Net interest income	31,851	—	14	31,865
Provision for loan losses	(409)	—	—	(409)
Net interest income after provision for loan losses	32,260	—	14	32,274
Other non-interest income	6,150	5,481	482	12,113
Other non-interest expenses	23,277	3,270	657	27,204
Income (loss) before income tax expense (benefit)	15,133	2,211	(161)	17,183
Income tax expense (benefit)	3,331	579	(52)	3,858
Segment net income (loss)	$11,802	$1,632	$(109)	$13,325

Segment assets	$2,369,856	$3,201	$7,655	$2,380,712

	Six months ended June 30, 2020
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$32,826	$—	$30	$32,856
Interest expense	2,203	—	—	$2,203
Net interest income	30,623	—	30	30,653
Provision for loan losses	3,310	—	—	3,310
Net interest income after provision for loan losses	27,313	—	30	27,343
Other non-interest income	4,976	4,552	282	9,810
Other non-interest expenses	23,161	3,249	566	26,976
Income (loss) before income tax expense (benefit)	9,128	1,303	(254)	10,177
Income tax expense (benefit)	1,613	334	(88)	1,859
Segment net income (loss)	$7,515	$969	$(166)	$8,318

Segment assets	$2,040,937	$3,063	$6,921	$2,050,921
NOTE 13    STOCK COMPENSATION

On June 8, 2021, the Corporation's shareholders approved the Corporation's 2021 Equity Incentive Plan (the "2021 Plan") which provides for the grant of stock-based awards to officers, employees and directors of the Corporation and the Bank. Form S-8 was filed with the SEC on June 18, 2021. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. No grants have been issued under the 2021 Plan. The Prior Plan shall remain in existence solely for the purpose of administering outstanding grants.

Board of Directors' Stock Compensation

During January 2021 and 2020, 9,291 and 7,923 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation for the respective prior year. An expense of $106 thousand and $77 thousand related to this compensation was recognized during the three month periods ended June 30, 2021 and 2020, respectively. An expense of $194 thousand and $166 thousand related to this compensation was recognized during the six month periods ended June 30, 2021 and 2020, respectively. This expense is accrued as shares are earned.

Officers' and Employees' Restricted Stock

A summary of restricted stock activity for officers and employees for the three month period ended June 30, 2021 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at April 1, 2021	27,448	$40.18
Granted	—
Vested	—
Forfeited or cancelled	—
Nonvested at June 30, 2021	27,448	$40.18

A summary of restricted stock activity for officers and employees for the six month period ended June 30, 2021 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2021	31,830	$40.32
Granted	—
Vested	(4,382)	41.23
Forfeited or cancelled	—
Nonvested at June 30, 2021	27,448	$40.18

As of June 30, 2021, there was $0.9 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.47 years. The total fair value of shares vested was $156 thousand and $97 thousand for the six month periods ended June 30, 2021 and 2020, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 and 2020. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2020 Annual Report on Form 10-K, which was filed with the SEC on March 24, 2021, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors and on pages 21–32 of the Corporation’s 2020 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 75–78 of the Corporation's 2020 Form 10-K, and pages 73-76 in this Form 10-Q.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, and changes in general business and economic trends.

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

Risks and Uncertainties

COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. As of June 30, 2021, many restrictions have been removed or lessened and many non-essential businesses have been allowed to re-open in limited capacity adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences have resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic began, millions of people have filed claims for unemployment and stock markets have remained volatile. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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

Management has taken actions to identify and assess additional possible credit exposure due to the COVID-19 pandemic based upon the industry types within the current loan portfolio. While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, Management has designated certain industries as most impacted by COVID-19. For a discussion of the effect of COVID-19 on our business, see pages 60-62 of this Form 10-Q.

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2021	2021	2020	2020	2020	2021	2020
RESULTS OF OPERATIONS
Interest income	$16,945	$16,740	$17,337	$16,714	$16,472	$33,685	$32,856
Interest expense	866	954	940	845	881	1,820	2,203
Net interest income	16,079	15,786	16,397	15,869	15,591	31,865	30,653
Provision for loan losses	(150)	(259)	250	679	260	(409)	3,310
Net interest income after provision for loan losses	16,229	16,045	16,147	15,190	15,331	32,274	27,343
Non-interest income	6,492	5,621	5,975	5,339	5,080	12,113	9,810
Non-interest expense	13,851	13,353	15,597	13,362	13,227	27,204	26,976
Income before income tax expense	8,870	8,313	6,525	7,167	7,184	17,183	10,177
Income tax expense	2,075	1,783	1,292	1,456	1,357	3,858	1,859
Net income	$6,795	$6,530	$5,233	$5,711	$5,827	$13,325	$8,318

Basic and diluted earnings per share	$1.45	$1.39	$1.11	$1.19	$1.20	$2.84	$1.71
Average basic and diluted shares outstanding	4,683	4,691	4,702	4,773	4,850	4,688	4,868

PERFORMANCE RATIOS - Annualized
Return on average assets	1.11%	1.12%	0.93%	1.08%	1.15%	1.12%	0.87%
Return on average equity	13.58%	13.24%	10.51%	11.56%	12.22%	13.41%	8.80%
Return on average tangible equity (a)	15.25%	14.88%	11.84%	13.03%	13.83%	15.07%	9.98%
Efficiency ratio (unadjusted) (f)	61.37%	62.38%	69.72%	63.00%	63.99%	61.86%	66.67%
Efficiency ratio (adjusted) (a) (b)	60.72%	61.64%	68.94%	62.19%	63.16%	61.17%	65.77%
Non-interest expense to average assets	2.27%	2.30%	2.76%	2.54%	2.62%	2.28%	2.83%
Loans to deposits	72.87%	71.52%	75.40%	79.96%	82.70%	72.87%	82.70%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	3.72%	3.81%	3.96%	3.91%	4.06%	3.77%	4.21%
Yield on investments	1.21%	1.28%	1.37%	1.61%	1.58%	1.24%	1.87%
Yield on interest-earning assets	2.90%	3.03%	3.23%	3.37%	3.45%	2.97%	3.64%
Cost of interest-bearing deposits	0.22%	0.25%	0.26%	0.26%	0.28%	0.24%	0.37%
Cost of borrowings	3.64%	3.51%	3.52%	3.54%	0.82%	3.58%	1.18%
Cost of interest-bearing liabilities	0.23%	0.26%	0.27%	0.27%	0.29%	0.25%	0.38%
Interest rate spread	2.67%	2.77%	2.96%	3.10%	3.16%	2.72%	3.26%
Net interest margin, fully taxable equivalent (a)	2.76%	2.86%	3.06%	3.20%	3.26%	2.81%	3.40%

CAPITAL
Total equity to total assets at end of period	8.57%	7.97%	8.76%	9.10%	9.49%	8.57%	9.49%
Tangible equity to tangible assets at end of period (a)	7.72%	7.14%	7.87%	8.16%	8.49%	7.72%	8.49%

Book value per share	$43.57	$41.60	$42.53	$41.51	$40.51	$43.57	$40.51
Tangible book value per share (a)	38.90	36.91	37.83	36.83	35.86	38.90	35.86
Period-end market value per share	44.31	41.82	33.95	28.87	27.30	44.31	27.30
Dividends declared per share	0.31	0.26	0.26	0.26	0.26	0.57	0.52

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,585,902	$1,557,368	$1,540,618	$1,515,762	$1,456,080	$1,571,714	$1,383,211
Earning assets	2,352,908	2,251,334	2,144,891	1,986,043	1,931,107	2,302,402	1,823,335
Total assets	2,447,587	2,357,646	2,249,949	2,094,114	2,032,729	2,402,823	1,920,163
Deposits	2,210,413	2,117,963	2,009,211	1,853,557	1,776,275	2,164,445	1,682,210
Total equity	200,627	200,035	198,036	196,569	191,853	200,332	190,140
Tangible equity (a)	178,681	177,992	175,894	174,302	169,464	178,337	167,688

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
ASSET QUALITY
Net charge-offs	$83	$(244)	$3,915	$219	$2,363	$(161)	$2,657
Non-performing loans (d)	8,583	9,327	9,952	15,726	17,280	8,583	17,280
Non-performing assets (e)	8,707	9,418	10,189	16,311	17,573	8,707	17,573
Allowance for loan losses	20,676	20,909	20,924	24,590	24,130	20,676	24,130

Annualized net charge-offs to average loans	0.02%	(0.06)%	1.01%	0.06%	0.65%	(0.02)%	0.39%
Non-performing loans to total loans	0.55%	0.59%	0.65%	1.02%	1.15%	0.55%	1.15%
Non-performing assets to total assets	0.37%	0.39%	0.45%	0.75%	0.86%	0.37%	0.86%
Allowance for loan losses to total loans	1.33%	1.32%	1.36%	1.60%	1.61%	1.33%	1.61%
Allowance for loan losses to total loans, net of PPP	1.46%	1.50%	1.51%	1.82%	1.84%	1.46%	1.84%
Allowance for loan losses to non-performing loans	240.89%	224.19%	210.25%	156.36%	139.64%	240.89%	139.64%

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

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 73-76 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended June 30,
	2021	2020	Change	Percentage Change
Net interest income	$16,079	$15,591	$488	3.1%
Non-interest income	6,492	5,080	1,412	27.8%
Non-interest expense	13,851	13,227	624	4.7%
Pre-provision income	8,720	7,444	1,276	17.1%
Provision for loan losses	(150)	260	(410)	(157.7)%
Income tax expense	2,075	1,357	718	52.9%
Net income	$6,795	$5,827	$968	16.6%

Basic and diluted earnings per share	$1.45	$1.20	$0.25	20.8%

Selected financial ratios:
Return on average assets	1.11%	1.15%
Return on average equity	13.58%	12.22%
Net interest margin, fully taxable equivalent (a)	2.76%	3.26%
Efficiency ratio (adjusted) (b)	60.72%	63.16%
Non-interest expenses to average assets	2.27%	2.62%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the second quarter of 2021 was $6.8 million, or $1.45 per share, compared to $5.8 million, or $1.20 per share, for the same period in the prior year. Return on average equity for the current quarter was 13.58%, compared to 12.22% for the same period in the prior year. The increase in net income was due primarily to increases in net interest income and non-interest income, and a decrease in the provision for loan losses, partially offset by increases in income tax expense and non-interest expense.

Net interest income
Net interest income increased $0.5 million, or 3.1%, compared to the same period in the prior year. The increase was due primarily to an increase in interest and dividend income on taxable securities, offset by a decrease in interest income on interest-earning deposits.

Non-interest income
Total non-interest income increased $1.4 million, or 27.8%, compared to the same period in the prior year. The increase can be mostly attributed to increases in WMG fee income, other non-interest income, interchange revenue from debit card transactions, and service charges on deposit accounts as compared to the same period in the prior year.

Non-interest expense
Non-interest expense increased $0.6 million, or 4.7%, compared to the same period in the prior year. The increase was due primarily to decreased spending in the prior year period due to the worldwide pandemic, resulting in increases in most non-interest expense categories in the current period. These increases were in part offset by a decrease in other components of net periodic pension cost (benefits) and a decrease in other non-interest expense. For the three months ended June 30, 2021, non-interest expense to average assets was 2.27%, compared to 2.62% for the same period in the prior year.

Provision for loan losses
The provision for loan losses decreased $0.4 million, compared to the same period in the prior year. The decrease in the provision for loan losses was primarily due to the release of $1.5 million of pandemic related provision, offset by the impairment of a commercial real estate loan. Net charge-offs for the second quarter of 2021 were $0.1 million, compared to $2.4 million for the second quarter of 2020.

Income tax expense
Income tax expense was $2.1 million in the second quarter of 2021, an increase of $0.7 million when compared to the same period in the prior year. The increase was due primarily to an increase of $1.7 million in income before income tax expense for the second quarter of 2021 as compared to the same period in the prior year. The effective tax rate increased from 18.9% for the second quarter of 2020 to 23.4% for the second quarter of 2021.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Six Months Ended June 30,
	2021	2020	Change	Percentage Change
Net interest income	$31,865	$30,653	$1,212	4.0%
Non-interest income	12,113	9,810	2,303	23.5%
Non-interest expense	27,204	26,976	228	0.8%
Pre-provision income	16,774	13,487	3,287	24.4%
Provision for loan losses	(409)	3,310	(3,719)	(112.4)%
Income tax expense	3,858	1,859	1,999	107.5%
Net income	$13,325	$8,318	$5,007	60.2%

Basic and diluted earnings per share	$2.84	$1.71	$1.13	66.1%

Selected financial ratios:
Return on average assets	1.12%	0.87%
Return on average equity	13.41%	8.80%
Net interest margin, fully taxable equivalent (a)	2.81%	3.40%
Efficiency ratio (adjusted) (b)	61.17%	65.77%
Non-interest expense to average assets	2.28%	2.83%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the six months ended June 30, 2021 was $13.3 million, or $2.84 per share, compared to $8.3 million, or $1.71 per share, for the same period in the prior year.  Return on average equity for the six months ended June 30, 2021 was 13.41%, compared to 8.80% for the same period in the prior year. The increase in net income from the prior year period was attributable to increases in total net interest income and total non-interest income, and a decrease in provision for loan losses, partially offset by increases in income tax expense and non-interest expense.

Net interest income
Net interest income increased $1.2 million, or 4.0%, compared to the same period in the prior year. The increase can be mostly attributed to increases in interest income on taxable securities, interest income on loans, including fees, and a decrease in total interest expense on deposits, partially offset by a decrease in interest income on interest-earning deposits.

Non-interest income
Non-interest income increased $2.3 million, or 23.5%, compared to the same period in the prior year. The increase was due primarily to increases in WMG fee income, interchange revenue from debit card transactions, other non-interest income, net gains on sales of residential mortgage loans sold into the secondary market, and changes in fair value of equity investments. These increases were partially offset by decreases in service charges on deposit accounts and income from bank owned life insurance.

Non-interest expense
Non-interest expense increased $0.2 million, or 0.8%, compared to the same period in the prior year. The increase was due primarily to decreased spending in the prior year due to the worldwide pandemic, resulting in increases in most non-interest expense categories in the current year period. These increases were partially offset by decreases in other components of net periodic pension costs (benefits), furniture and equipment expenses, and other non-interest expense. For the six months ended June 30, 2021, non-interest expense to average assets was 2.28%, compared to 2.83% for the same period in the prior year.

Provision for loan losses
The provision for loan losses decreased $3.7 million, or 112.4%, compared to the same period in the prior year, primarily due to a $4.5 million pandemic related provision, offset by recoveries, decreases in specific allocations, and a net decrease in the historical loss factors due to a large 2018 loan charge-off which no longer impacted the calculation, recorded in the prior year period. During the six months ended June 30, 2021, $1.5 million of the pandemic related provision was released, offset by a $1.7 million impairment of two commercial real estate loans. Net charge-offs decreased $2.8 million for the six months ended June 30, 2021, compared to the same period in the prior year, mostly due to the partial charge-off of a commercial loan in the same period in the prior year.

Income tax expense
Income tax expense increased $2.0 million, or 107.5%, compared to the same period in the prior year. The increase was due primarily to an increase in income before income tax expense. The effective income tax rate increased from 18.3% for the six months ended June 30, 2020 to 22.5% for the six months ended June 30, 2021.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2021 and 2020. For a discussion of the Critical Accounting Policies and Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see pages 43-45 of this Form 10-Q and pages 42-43 of the Corporation’s 2020 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,

	2021	2020	Change	Percentage Change
Interest and dividend income	$16,945	$16,472	$473	2.9%
Interest expense	866	881	(15)	(1.7)%
Net interest income	$16,079	$15,591	$488	3.1%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended June 30, 2021 increased $0.5 million, or 3.1%, to $16.1 million compared to the same period in the prior year, due primarily to an increase of $0.6 million in interest and dividend income on taxable securities, offset by a decrease of $0.1 million in interest income on interest-earning deposits. The increase in interest and dividend income on taxable securities was due primarily to an increase in average invested balances of $372.1 million. The decrease in interest income on interest-earning deposits was due primarily to the drop in interest rates on overnight deposits with the average yield on interest-earning deposits declining from 0.33% in the second quarter of 2020 to 0.15% in the second quarter of 2021, and a decrease in the average balance of interest-earning deposits in the second quarter of 2021 when compared to the same period in the prior year.

Fully taxable equivalent net interest margin was 2.76% in the second quarter of 2021, compared to 3.26% for the same period in the prior year. Average interest-earning assets increased $421.8 million for the three months ended June 30, 2021 compared to the same period in the prior year. The average yield on interest-earning assets decreased 55 basis points, and the average cost of interest-bearing liabilities decreased six basis points in the second quarter of 2021, compared to the same period in the prior year.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2021	2020	Change	Percentage Change
Interest and dividend income	$33,685	$32,856	$829	2.5%
Interest expense	1,820	2,203	(383)	(17.4)%
Net interest income	$31,865	$30,653	$1,212	4.0%

Net interest income for the six months ended June 30, 2021 totaled $31.9 million compared to $30.7 million for the same period in the prior year, an increase of $1.2 million, or 4.0% due primarily to an increase of $0.8 million in total interest and dividend income and a decrease of $0.4 million in total interest expense.

The increase in interest and dividend income for the first six months of 2021 is primarily attributed to increases of $0.9 million in interest and dividend income on taxable securities, and $0.4 million in interest income on loans, including fees, offset by a decrease of $0.4 million in interest income on interest-earning deposits.

The increase in interest income on taxable securities was mostly attributable to a $329.5 million increase in average balances of taxable securities, primarily attributable to purchases of new securities at lower rates, when compared to the same period in the prior year. The increase in interest income on loans, including fees, was mostly attributable to an increase of $189.4 million in average loan balances, early payoff penalties, a $0.1 million recovery of non-accrued interest received, and the recognition of $2.1 million of PPP loan fees year to date, $0.9 million of which represents accelerated fees earned related to the SBA loan forgiveness program. The decrease in interest income on interest-earning deposits was mostly attributed to a decline in interest rates. The decrease in interest expense was primarily attributed to a decrease of $0.4 million in interest expense on deposits, primarily due to a decrease in interest rates.

The average yield on interest-earning assets decreased 67 basis points, and the average cost of interest-bearing liabilities decreased thirteen basis points for the six months ended June 30, 2021, as compared to the same period in the prior year. Average interest-earning assets increased $479.1 million compared to the same period in the prior year. Fully taxable equivalent net interest margin was 2.81% for the six months ended June 30, 2021 compared to 3.40% for the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and six months ended June 30, 2021 and 2020. For the purpose of the tables below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,132,348	$10,613	3.76%	$1,030,364	$10,479	4.09%
Mortgage loans	246,470	2,160	3.52%	198,692	1,859	3.76%
Consumer loans	207,084	1,948	3.77%	227,024	2,350	4.16%
Taxable securities	629,789	1,953	1.24%	257,720	1,397	2.18%
Tax-exempt securities	41,571	327	3.16%	41,669	327	3.16%
Interest-earning deposits	95,646	36	0.15%	175,638	144	0.33%
Total interest-earning assets	2,352,908	17,037	2.90%	1,931,107	16,556	3.45%

Non-earning assets:
Cash and due from banks	25,317			24,100
Other assets	90,444			103,786
Allowance for loan losses	(21,082)			(26,264)
Total assets	$2,447,587			$2,032,729

Interest-bearing liabilities:
Interest-bearing demand deposits	$282,420	$55	0.08%	$229,706	$47	0.08%
Savings and insured money market deposits	958,629	233	0.10%	782,121	228	0.12%
Time deposits	273,131	544	0.80%	170,659	551	1.30%
Long-term advances and other debt	3,746	34	3.64%	27,090	55	0.82%
Total interest-bearing liabilities	1,517,926	866	0.23%	1,209,576	881	0.29%

Non-interest-bearing liabilities:
Demand deposits	696,233			593,789
Other liabilities	32,801			37,511
Total liabilities	2,246,960			1,840,876
Shareholders' equity	200,627			191,853
Total liabilities and shareholders’ equity	$2,447,587			$2,032,729
Fully taxable equivalent net interest income		16,171			15,675
Net interest rate spread (1)			2.67%			3.16%
Net interest margin, fully taxable equivalent (2)			2.76%			3.26%
Taxable equivalent adjustment		(92)			(84)
Net interest income		$16,079			$15,591
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$1,118,307	$21,085	3.80%	$956,257	$20,352	4.28%
Mortgage loans	244,414	4,256	3.51%	195,274	3,695	3.81%
Consumer loans	208,993	4,026	3.88%	231,680	4,894	4.25%
Taxable securities	584,180	3,757	1.30%	254,694	2,885	2.28%
Tax-exempt securities	41,272	649	3.17%	41,945	659	3.16%
Interest-earning deposits	105,236	96	0.18%	143,485	542	0.76%
Total interest-earning assets	2,302,402	33,869	2.97%	1,823,335	33,027	3.64%

Non-earning assets:
Cash and due from banks	26,469			24,897
Other assets	95,139			96,923
Allowance for loan losses	(21,187)			(24,992)
Total assets	$2,402,823			$1,920,163

Interest-bearing liabilities:
Interest-bearing demand deposits	$288,426	$122	0.09%	$219,866	$207	0.19%
Savings and insured money market deposits	920,076	508	0.11%	766,467	770	0.20%
Time deposits	283,442	1,123	0.80%	165,805	1,136	1.38%
Long-term advances, securities sold under agreements to repurchase, and other debt	3,777	67	3.58%	15,569	91	1.18%
Total interest-bearing liabilities	1,495,721	1,820	0.25%	1,167,707	2,204	0.38%

Non-interest-bearing liabilities:
Demand deposits	672,501			530,072
Other liabilities	34,269			32,244
Total liabilities	2,202,491			1,730,023
Shareholders' equity	200,332			190,140
Total liabilities and shareholders’ equity	$2,402,823			$1,920,163
Fully taxable equivalent net interest income		32,049			30,823
Net interest rate spread (1)			2.72%			3.26%
Net interest margin, fully taxable equivalent (2)			2.81%			3.40%
Taxable equivalent adjustment		(184)			(170)
Net interest income		$31,865			$30,653
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and six months ended June 30, 2021 and 2020. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30, 2021 vs. 2020
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$134	$1,009	$(875)
Mortgage loans	301	426	(125)
Consumer loans	(402)	(194)	(208)
Taxable investment securities	556	1,358	(802)
Tax-exempt investment securities	—	—	—
Interest-earning deposits	(108)	(49)	(59)
Total interest and dividend income, fully taxable equivalent	481	2,550	(2,069)

Interest expense on:
Interest-bearing demand deposits	8	8	—
Savings and insured money market deposits	5	48	(43)
Time deposits	(7)	255	(262)
Long-term advances and other debt	(21)	(81)	60
Total interest expense	(15)	230	(245)
Net interest income, fully taxable equivalent	$496	$2,320	$(1,824)

	Six Months Ended June 30, 2021 vs. 2020
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$733	$3,180	$(2,447)
Mortgage loans	561	870	(309)
Consumer loans	(868)	(459)	(409)
Taxable investment securities	872	2,513	(1,641)
Tax-exempt investment securities	(10)	(12)	2
Interest-earning deposits	(446)	(115)	(331)
Total interest and dividend income, fully taxable equivalent	842	5,977	(5,135)

Interest expense on:
Interest-bearing demand deposits	(85)	50	(135)
Savings and insured money market deposits	(262)	130	(392)
Time deposits	(13)	591	(604)
Long-term advances and other debt	(24)	(107)	83
Total interest expense	(384)	664	(1,048)
Net interest income, fully taxable equivalent	$1,226	$5,313	$(4,087)

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

Based on this approach, the Corporation released $1.5 million of COVID-19 pandemic specific provision during the second quarter of 2021, reflecting revised projected loss estimates based on the current environment. As of June 30, 2021, $2.5 million of COVID-19 pandemic specific provision remains.

The provision for loan losses decreased $0.4 million, for the three months ended June 30, 2021 when compared to the same period in the prior year. The decrease in the provision for loan losses was primarily due to the release of $1.5 million of pandemic related provision, offset by the impairment of two commercial real estate loans. Net charge-offs for the second quarter of 2021 were $0.1 million, compared to $2.4 million for the second quarter of 2020.

The provision for loan losses for the six months ended June 30, 2021 and 2020 was a credit of $0.4 million and $3.3 million, respectively. The $3.7 million decrease in the provision for loan losses when compared to the same period in the prior year was primarily due to $4.5 million pandemic related provision, offset by recoveries, decreases in specific allocations, and a net decrease in historical loss factors due to a large loan charge-off which no longer impacted the calculation, recorded in the prior year period compared to a $1.5 million release of the pandemic related provision, offset by a $1.7 million impairment of two commercial loans recorded during the six months ended June 30, 2021.

Net charge-off's for the six months ended June 30, 2021 and 2020 were a $0.2 million recovery and a $2.7 million charge-off, respectively. The decrease for the six month period ended June 30, 2021 can be mostly attributed to the release of $1.5 million of COVID-19 pandemic specific provision during the second quarter of 2021 and the partial charge-off of a commercial loan in the second quarter of 2020. The $2.7 million charge-off for the six months ended June 30, 2020, was mostly attributed to the partial charge-off of a commercial loan in the second quarter of 2020.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	Percentage Change
WMG fee income	$2,803	$2,323	$480	20.7%
Service charges on deposit accounts	732	564	168	29.8%
Interchange revenue from debit card transactions	1,262	982	280	28.5%
Changes in fair value of equity investments	102	156	(54)	(34.6)%
Net gains on sales of loans held for sale	342	288	54	18.8%
Net gains (losses) on sales of other real estate owned	—	(48)	48	N/M
Income from bank owned life insurance	12	14	(2)	(14.3)%
CFS fee and commission income	236	153	83	54.2%
Other	1,003	648	355	54.8%
Total non-interest income	$6,492	$5,080	$1,412	27.8%

Total non-interest income for the second quarter of 2021 increased $1.4 million compared to the same period in the prior year primarily due to increases in WMG fee income, other non-interest income, interchange revenue from debit card transactions, and service charges on deposit accounts.

Change in WMG Fee Income
The increase in WMG fee income was primarily due to a general increase in the equity markets when compared to the same period in the prior year.

Change in Other Non-Interest Income
The increase in other non-interest income was primarily due to a one-time refund of real estate, sales tax and Mastercard incentives as compared to the same period in the prior year.

Change in Interchange Revenue from Debit Card Transactions
The increase in interchange revenue from debit card transactions was primarily due to an increase in debit card usage when compared to the same period in the prior year.

Change in Service Charges on Deposit Accounts
The increase in service charges on deposit accounts was primarily due to the recovery of non-sufficient fund and overdraft fees which declined due to the pandemic in the same period during the prior year.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2021	2020	Change	Percentage Change
WMG fee income	$5,481	$4,552	$929	20.4%
Service charges on deposit accounts	1,449	1,554	(105)	(6.8)%
Interchange revenue from debit card transactions	2,385	1,907	478	25.1%
Changes in fair value of equity investments	188	(90)	278	308.9%
Net gains on sales of loans held for sale	642	363	279	76.9%
Net gains (losses) on sales of other real estate owned	(18)	(77)	59	76.6%
Income from bank owned life insurance	27	133	(106)	(79.7)%
CFS fee and commission income	450	330	120	36.4%
Other	1,509	1,138	371	32.6%
Total non-interest income	$12,113	$9,810	$2,303	23.5%

Total non-interest income for the six months ended June 30, 2021 increased $2.3 million compared to the same period in the prior year. The increase was primarily due to increases in WMG fee income, interchange revenue from debit card transactions, other non-interest income, net gains on sales of loans held for sale, and changes in fair value of equity investments, offset by decreases in income from bank owned life insurance and service charges on deposit accounts.

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

Change in Other Non-Interest Income
The increase in other non-interest income was primarily due to a one-time refund of real estate, sales tax and Mastercard incentives as compared to the same period in the prior year.

Change in Net Gains on Sales of Loans Held for Sale
The increase in net gains on sales of loans held for sale was primarily attributable to an increase in residential mortgage loans originated and sold in the secondary market when compared to the same period in the prior year, primarily due to increased home purchases and refinancings due to the low interest rate environment.

Change in Fair Value of Equity Investments
The increase in changes in fair value of equity investments was primarily due to a general increase in the equity markets when compared to the prior year period.

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

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	Percentage Change
Compensation expense:
Salaries and wages	$6,037	$5,822	$215	3.7%
Pension and other employee benefits	1,480	1,334	146	10.9%
Other components of net periodic pension and postretirement benefits	(391)	(243)	(148)	(60.9)%
Total compensation expense	7,126	6,913	213	3.1%

Non-compensation expense:
Net occupancy	1,491	1,430	61	4.3%
Furniture and equipment	410	560	(150)	(26.8)%
Data processing	2,048	1,939	109	5.6%
Professional services	535	531	4	0.8%
Amortization of intangible assets	89	119	(30)	(25.2)%
Marketing and advertising	284	82	202	246.3%
Other real estate owned expenses	5	5	—	—%
FDIC insurance	329	229	100	43.7%
Loan expenses	290	187	103	55.1%
Other	1,244	1,232	12	1.0%
Total non-compensation expense	6,725	6,314	411	6.5%
Total non-interest expense	$13,851	$13,227	$624	4.7%

Total non-interest expense for the second quarter of 2021 increased $0.6 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be primarily attributed to increases in salaries and wages and pension and other employee benefits, partially offset by a decrease in other components of net periodic pension cost (benefits). The increase in salaries and wages was primarily due to the hiring of seasonal employees as well as a decrease in deferred salaries related to PPP. The increase in pension and other employee benefits was mostly attributable to an increase in healthcare expenses as compared to the same period in the prior year. The decrease in other components of net period pension cost (benefits) was due to revised actuarial estimates for the second quarter of 2021 related to the employee pension plan.

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be primarily attributed to decreased spending in the prior year period due to the worldwide pandemic, resulting in increases in most non-interest expense categories in the current year period. These increases were offset by the $0.3 million release of a reserve established at December 31, 2020 related to the settlement with NYS Department of Financial Services as described in the Corporation's Form 8-K filed June 29, 2021. FDIC insurance increased primarily due to an increase in the assessment base due to increased average asset balances.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2021	2020	Change	Percentage Change
Compensation expense:
Salaries and wages	$11,799	$11,590	$209	1.8%
Pension and other employee benefits	2,939	2,850	89	3.1%
Other components of net periodic pension and postretirement benefits	(782)	(508)	(274)	(53.9)%
Total compensation expense	13,956	13,932	24	0.2%

Non-compensation expense:
Net occupancy	3,014	2,952	62	2.1%
Furniture and equipment	776	1,035	(259)	(25.0)%
Data processing	4,051	3,853	198	5.1%
Professional services	989	860	129	15.0%
Amortization of intangible assets	190	251	(61)	(24.3)%
Marketing and advertising	410	406	4	1.0%
Other real estate owned expenses	17	34	(17)	(50.0)%
FDIC insurance	719	479	240	50.1%
Loan expenses	524	497	27	5.4%
Other	2,558	2,677	(119)	(4.4)%
Total non-compensation expense	13,248	13,044	204	1.6%
Total non-interest expense	$27,204	$26,976	$228	0.8%

Total non-interest expense for the six months ended June 30, 2021 increased $0.2 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be mostly attributable to increases in salaries and wages and pension and other employee benefits, offset by a reduced credit in other components of net periodic pension and postretirement benefits. The increase in salaries and wages was primarily due to the hiring of seasonal employees as well as a decrease in deferred salaries related to PPP. The increase in pension and other employee benefits was primarily due to an increase in healthcare expenses as compared to the same period in the prior year. The reduced credit in other components of net periodic pension and postretirement benefits was due to a change in assumptions used to prepare annual actuarial expense estimates.

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to decreased spending in the prior year due to the worldwide pandemic, resulting in increases in most non-interest expense categories in the current year. These increases were offset by decreases in furniture and equipment expense and other non-interest expense.

The increase in FDIC insurance expense was primarily due to an increase in the assessment base due to increased average asset balances. The decrease in furniture and equipment expense can be mostly attributed to the timing of initiatives and projects. The decrease in other non-interest expense can be primarily attributed to the $0.3 million release of a reserve established at December 31, 2020 related to the settlement with NYS Department of Financial Services as described in the Corporation's Form 8-K filed June 29, 2021.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	Percentage Change
Income before income tax expense	$8,870	$7,184	$1,686	23.5%
Income tax expense	2,075	1,357	718	52.9%
Effective tax rate	23.4%	18.9%

Income tax expense for the current quarter was $2.1 million compared to $1.4 million for the same period in the prior year. The increase in income tax expense was due primarily to an increase of $1.7 million in income before income tax expense. The effective income tax rate increased from 18.9% for the second quarter of 2020 to 23.4% for the second quarter of 2021.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2021	2020	Change	Percentage Change
Income before income tax expense	$17,183	$10,177	$7,006	68.8%
Income tax expense	3,858	1,859	1,999	107.5%
Effective tax rate	22.5%	18.3%

Income tax expense for the six months ended June 30, 2021 and 2020 were $3.9 million and $1.9 million, respectively. The increase in income tax expense was due primarily to an increase of $7.0 million in income before income tax expense. The effective income tax rate increased from 18.3% for the six months ended June 30, 2020 to 22.5% for the six months ended June 30, 2021.

COVID-19

The Effect of COVID-19 on Our Business
The Corporation continues to monitor the COVID-19 pandemic while following guidance from the Centers for Disease Control (CDC) and the Department of Health. As of the date of this filing, a new variant of the coronavirus, generally referred to as the “Delta” variant, has emerged in the United States and remains a significant concern in some regions and, potentially, throughout the country. Certain previously-relaxed social distancing and safety protocols have been reinstated in some areas of the country and it is possible that such protocols will be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Corporation’s operations cannot be determined with certainty at this time. At this time, our offices remain fully open and facemasks are optional for employees and customers who are fully vaccinated. Efforts to assist our customer base through the Forgiveness phase of the Small Business Administration's (SBA's) Paycheck Protection Program (PPP) continue.
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
On June 17, 2020 the New York legislature passed, and Governor Cuomo signed, legislation which allows certain borrowers to extend the period of forbearance on a primary residence if financial hardship is demonstrated as a result of COVID-19. At its highest point as of May 31, 2020, total loan forbearances represented 15.77% of the Corporation's total loan portfolio. As of June 30, 2021, total loan forbearances represented 1.32% of the total loan portfolio.

COVID-19 Loan Modifications Outstanding As Of
	December 31, 2020		March 31, 2021		June 30, 2021
	# Clients	Total Loan Balance	# Clients	Total Loan Balance	# Clients	Total Loan Balance

Commercial	13	$19.8 million	22	$25.2 million	19	$20.3 million
Retail and Residential	18	$1.0 million	16	$1.1 million	5	$0.2 million

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

The Corporation successfully navigated the processes set forth by the SBA and assisted customers and non-customers through Phase 1 of the PPP, originating a total of 1,260 loans. As of June 30, 2021, 543 loans totaling $63.3 million were outstanding related to Phase 1 of the PPP. The Corporation then assisted the businesses who received PPP loans with the forgiveness application phase of the program. As of June 30, 2021, 717 loans totaling $126.4 million were forgiven by the SBA related to Phase 1 of the PPP.

A second phase of COVID-19 Relief totaling $248 billion to provide PPP loans to certain eligible small businesses was included in the Consolidated Appropriation Act of 2021, signed into law by the President on December 27, 2020. As of June 30, 2021, 847 loans totaling $76.4 million were outstanding related to Phase 2 of the PPP. As of June 30, 2021, 28 loans totaling $1.1 million, were forgiven by the SBA.

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

Outlook

Management believes that the Corporation's liquidity position is strong. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, FHLB borrowings, securities sold under agreements to repurchase and other borrowings. At June 30, 2021, the Corporation's cash and cash equivalents balance was $56.8 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of June 30, 2021, the Corporation's investment in securities available for sale was $687.6 million, $467.6 million of which was not pledged as collateral. Additionally, the Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $78.6 million as of June 30, 2021. The Corporation did not experience excessive draws on available working capital lines of credit and home equity lines of credit during the first half of 2021 due to the COVID-19 pandemic, nor has the Corporation experienced any significant or unusual activity related to customer reaction to the COVID-19 pandemic that would create stress on the Corporation's liquidity position.

With respect to the Corporation's credit risk and lending activities, management has taken actions to identify and assess additional possible credit exposure due to the changing environment caused by the COVID-19 crisis based upon the industry types within our current loan portfolio. Lending risks, as mentioned, are being monitored by industry, based upon NAICS code, with specific attention being paid to those industries that may experience greater stress during this time.
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

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	June 30, 2021	December 31, 2020	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$56,797	$108,538	$(51,741)	(47.7)%
Total investment securities, FHLB, and FRB stock	696,993	562,772	134,221	23.8%

Loans, net of deferred loan fees	1,557,999	1,536,463	21,536	1.4%
Allowance for loan losses	(20,676)	(20,924)	248	(1.2)%
Loans, net	1,537,323	1,515,539	21,784	1.4%

Goodwill and other intangible assets, net	21,892	22,082	(190)	(0.9)%
Other assets	67,707	70,520	(2,813)	(4.0)%
Total assets	$2,380,712	$2,279,451	$101,261	4.4%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,138,187	$2,037,774	$100,413	4.9%
Long-term advances and other debt	3,724	3,849	(125)	(3.2)%
Other liabilities	34,824	38,129	(3,305)	(8.7)%
Total liabilities	2,176,735	2,079,752	96,983	4.7%

Total shareholders’ equity	203,977	199,699	4,278	2.1%
Total liabilities and shareholders’ equity	$2,380,712	$2,279,451	$101,261	4.4%

Cash and Cash Equivalents
The decrease in cash and cash equivalents can be attributed to changes in securities, loans, and deposits.

Investment securities
The increase in investment securities can be mostly attributed to purchases in the amount of $217.7 million, offset by a decrease of $72.6 million in paydowns and a decrease in the fair value of the portfolio of $10.9 million, due to increases in interest rates.

Loans, net
The increase in loans, net of deferred loan fees, can be primarily attributed to growth of $48.1 million in commercial mortgages, $7.3 million in residential mortgages, and $0.1 million in indirect consumer loans, partially offset by decreases of $28.1 million in commercial and agricultural loans and $5.8 million in other consumer loans. The Paycheck Protection Program (PPP) accounted for a decrease of $10.9 million in loan balances. The net decrease in PPP loans outstanding was comprised of $77.5 million of phase two loans originated and $88.6 million of loans forgiven.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net, can be attributed to the amortization of intangible assets.

Deposits
The increase in deposits can be attributed to increases of $66.4 million in money market accounts, $53.8 million in non-interest-bearing demand deposits, and $30.6 million in savings deposits, partially offset by decreases of $44.4 million in time deposits, and $5.9 million in interest-bearing demand deposit accounts.

Other liabilities
The decrease in other liabilities can be mostly attributed to a decrease of $4.0 million in interest rate swap liabilities.

Shareholders’ equity
Shareholders’ equity was $204.0 million at June 30, 2021 compared to $199.7 million at December 31, 2020. The increase can be mostly attributed to earnings of $13.3 million, during the six months ended June 30, 2021, partially offset by a decrease in accumulated other comprehensive income (loss) of $6.3 million and $2.7 million in dividends declared during the six months ended June 30, 2021. The decrease in accumulated other comprehensive income (loss) can be mostly attributed to a decrease in the fair market value of the securities portfolio. Treasury stock increased $0.4 million, primarily due to the repurchase of the Corporation's common stock, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans and directors' stock plans. As of June 30, 2021, 26,456 shares have been repurchased at an average cost of $36.52 per share, pursuant to the Corporation's stock repurchase plan.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.246 billion at June 30, 2021, including $328.5 million of assets held under management or administration for the Corporation, compared to $2.091 billion at December 31, 2020, including $305.5 million of assets held under management or administration for the Corporation, an increase of $155.6 million, or 7.44%.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity. The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	June 30, 2021			December 31, 2020
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government	20,548	20,519	3.0%	$—	$—	—%
Mortgage-backed securities, residential and collateralized mortgage obligations	552,066	553,595	80.5%	458,245	467,866	84.4%
Obligations of states and political subdivisions	40,364	42,672	6.2%	40,662	43,405	7.8%
Other securities	70,734	70,808	10.3%	43,455	43,340	7.8%
Total	$683,712	$687,594	100.0%	$542,362	$554,611	100.0%

The available for sale segment of the securities portfolio totaled $687.6 million at June 30, 2021, an increase of $133.0 million, or 24.0%, from $554.6 million at December 31, 2020. The increase can be mostly attributed to purchases in the amount of $216.1 million, offset by a decrease of $72.1 million in paydowns, and a decrease in the fair value of the portfolio of $11.0 million due to increases in interest rates.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit. These securities totaled $3.0 million at June 30, 2021 and December 31, 2020, respectively.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans. Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2020 to June 30, 2021 (in thousands):

LOANS
	June 30, 2021	December 31, 2020	Dollar Change	Percentage Change
Commercial and agricultural	$340,861	$368,946	$(28,085)	(7.6)%
Commercial mortgages	764,659	716,608	48,051	6.7%
Residential mortgages	246,667	239,401	7,266	3.0%
Indirect consumer loans	120,612	120,538	74	0.1%
Other consumer loans	85,200	90,970	(5,770)	(6.3)%
Total loans, net of deferred loan fees	$1,557,999	$1,536,463	$21,536	1.4%

Portfolio loans totaled $1.558 billion at June 30, 2021, an increase of $21.5 million, or 1.4%, from $1.536 billion at December 31, 2020. The increase in loans can be attributed to increases of $48.1 million in commercial mortgages, $7.3 million in residential mortgages, and $0.1 million in indirect consumer loans, offset by decreases of $28.1 million in commercial and agricultural loans, and $5.8 million in other consumer loans.

The decrease in commercial and agricultural loans can be primarily attributed to a net decrease of $11.0 million due to a total of $87.3 million of paydowns received by the SBA as part of the Payroll Protection Program (PPP). Residential mortgage loans totaled $246.7 million at June 30, 2021, an increase of $7.3 million, or 3.0%, from December 31, 2020. During the six months ended June 30, 2021, $48.2 million of residential mortgages were originated, of which $19.5 million were sold in the secondary market to Freddie Mac.

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

LOANS BY DIVISION
	June 30, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Chemung Canal Trust Company*^	$683,930	$658,468	$576,399	$603,133	$630,732
Capital Bank Division	874,069	877,995	732,820	708,773	681,092
Total loans	$1,557,999	$1,536,463	$1,309,219	$1,311,906	$1,311,824
* All loans, excluding those originated by the Capital Bank division.
^ Includes $35.6 million in the Western New York market

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Specific industries are identified using NAICS codes. The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At June 30, 2021 and December 31, 2020, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 42.7% and 40.9% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of June 30, 2021 and December 31, 2020.

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

The following table summarizes the Corporation's non-performing assets (in thousands):

NON-PERFORMING ASSETS
	June 30, 2021	December 31, 2020
Non-accrual loans	$3,303	$6,011
Non-accrual troubled debt restructurings	5,280	3,941
Total non-performing loans	8,583	9,952
Other real estate owned	124	237
Total non-performing assets	$8,707	$10,189

Ratio of non-performing loans to total loans	0.55%	0.65%
Ratio of non-performing assets to total assets	0.37%	0.45%
Ratio of allowance for loan losses to non-performing loans	240.89%	210.25%

Accruing loans past due 90 days or more (1)	$3	$2
Accruing troubled debt restructurings (1)	$6,262	$2,790
(1) These loans are not included in non-performing assets above.
Non-Performing Loans

Non-performing loans totaled $8.6 million at June 30, 2021, or 0.55% of total loans, compared to $10.0 million at December 31, 2020, or 0.65% of total loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $8.7 million, or 0.37% of total assets, at June 30, 2021, compared to $10.2 million, or 0.45% of total assets, at December 31, 2020. The decrease in non-performing loans can mostly be attributed to payments received on non-performing residential mortgages and home equity lines and loans. The decrease in non-performing assets can be attributed to the decrease in non-performing loans.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more increased from $2 thousand at December 31, 2020 to $3 thousand at June 30, 2021.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs. As of June 30, 2021, the Corporation had $5.3 million of non-accrual TDRs compared to $3.9 million as of December 31, 2020. As of June 30, 2021 and December 31, 2020, the Corporation had $6.3 million and $2.8 million respectively, of accruing TDRs.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The unpaid principal balance of impaired loans at June 30, 2021 totaled $19.8 million, including TDRs of $8.0 million, compared to $16.5 million, including TDRs of $6.7 million, at December 31, 2020. Included in the recorded investment of impaired loans at June 30, 2021, were loans totaling $5.4 million for which impairment allowances of $3.2 million have been specifically allocated to the allowance for loan losses. As of December 31, 2020, the impaired loan total included $1.8 million of loans for which specific impairment allowances of $1.5 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $20.7 million at June 30, 2021, and $20.9 million December 31, 2020. The ratio of allowance for loan losses to total loans was 1.33% at June 30, 2021, compared to 1.36% at December 31, 2020. Net recoveries for the six months ended June 30, 2021 were $0.2 million, compared to net charge-offs for the six months ended June 30, 2020 of $2.7 million.

The table below summarizes the Corporation’s loan loss experience for the six months ended June 30, 2021 and 2020 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Six Months Ended June 30,
	2021	2020
Balance of allowance for loan losses at beginning of period	$20,924	$23,478

Charge-offs:
Commercial and agricultural	25	65
Commercial mortgages	—	2,143
Residential mortgages	71	13
Consumer loans	320	700
Total charge-offs	416	2,921

Recoveries:
Commercial and agricultural	275	8
Commercial mortgages	1	—
Residential mortgages	10	48
Consumer loans	291	207
Total recoveries	577	263

Net charge-offs (recoveries)	(161)	2,657
Provision for loan losses	(409)	3,310
Balance of allowance for loan losses at end of period	$20,676	$24,131

Ratio of annualized net charge-offs (recoveries) to average loans outstanding	(0.02)%	0.39%
Ratio of allowance for loan losses to total loans outstanding	1.33%	1.61%

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2020 to June 30, 2021 (in thousands):

DEPOSITS
	June 30, 2021	December 31, 2020	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$674,205	$620,423	$53,782	8.7%
Interest-bearing demand deposits	276,250	282,172	(5,922)	(2.1)%
Insured money market accounts	669,953	603,583	66,370	11.0%
Savings deposits	276,496	245,865	30,631	12.5%
Time deposits	241,283	285,731	(44,448)	(15.6)%
Total	$2,138,187	$2,037,774	$100,413	4.9%

Deposits totaled $2.138 billion at June 30, 2021 compared to $2.038 billion at December 31, 2020, an increase of $100.4 million, or 4.9%. The increase was attributable to increases of $66.4 million in money market accounts, $53.8 million in non-interest-bearing demand deposits, and $30.6 million in savings deposits, partially offset by decreases of $44.4 million in time deposits and $5.9 million in interest-bearing demand deposit accounts. The growth in deposits was due primarily to increases of $57.3 million in consumer funds, $34.8 million in commercial deposits, and $8.2 million in public deposits. The increase in deposits was partially due to the collection of stimulus checks and PPP loan disbursements. At June 30, 2021, demand deposit and money market accounts comprised 75.8% of total deposits compared to 73.9% at December 31, 2020.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	June 30, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Chemung Canal Trust Company*	$1,756,170	$1,686,370	$1,317,225	$1,328,658	$1,264,883
Capital Bank Division	382,017	351,404	254,913	240,579	202,563
Total	$2,138,187	$2,037,774	$1,572,138	$1,569,237	$1,467,446
*All deposits, excluding those originated by the Capital Bank division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. Brokered deposits include funds obtained through brokers. There were no deposits obtained through brokers as of June 30, 2021 and December 31, 2020. Deposits obtained through the CDARS and ICS programs were $346.3 million and $318.3 million as of June 30, 2021 and December 31, 2020, respectively. The increase in CDARS and ICS deposits was due to the seasonal inflow of municipal client balances.

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

Borrowings

Borrowings decreased $125 thousand to $3.7 million at June 30, 2021 from December 31, 2020, attributable to normal recurring finance lease payments.

Shareholders’ Equity

Total shareholders' equity increased $4.3 million from $199.7 million at December 31, 2020 to $204.0 million at June 30, 2021, due primarily to an increase in retained earnings, offset by a decrease in accumulated other comprehensive (loss) income. The increase in retained earnings of $10.7 million was due primarily to earnings of $13.3 million, offset by $2.7 million in dividends declared during the six months ended June 30, 2021. The decrease in accumulated other comprehensive income (loss) of $6.3 million can be mostly attributed to the decrease in the fair market value of the securities portfolio.

Treasury stock increased $0.4 million, primarily due to the Corporation's common stock repurchase program, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans and directors' stock plans. For the three month period ended June 30, 2021, the Corporation repurchased 5,831 shares of common stock at a total cost of $0.2 million under the share repurchase program. The weighted average cost was $41.98 per share repurchased. Remaining buyback authority under the share repurchase program was 223,544 shares at June 30, 2021. For the six month period ended June 30, 2021, the Corporation repurchased a total of 26,456 shares of common stock at a total cost of $1.0 million under the repurchase program at the weighted average cost of $36.52 per share.

The total shareholders’ equity to total assets ratio was 8.57% at June 30, 2021 compared to 8.76% at December 31, 2020.  The tangible equity to tangible assets ratio was 7.72% at June 30, 2021 compared to 7.87% at December 31, 2020. Book value per share increased to $43.57 at June 30, 2021 from $42.53 at December 31, 2020.

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

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of June 30, 2021, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $78.6 million and $86.3 million at June 30, 2021 and December 31, 2020, respectively. The Corporation also had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at June 30, 2021 and December 31, 2020, respectively. No funds were drawn with respect to the any of these arrangements as of June 30, 2021 and December 31, 2020.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$17,411	$14,328
Net cash used (provided) in investing activities	(166,201)	(214,995)
Net cash provided (used) in financing activities	97,049	233,925
Net increase (decrease) in cash and cash equivalents	$(51,741)	$33,258

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first six months of 2021 and 2020 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first six months of 2021 predominantly resulted from purchases of securities available for sale, and a net increase in loans, offset by principal paydowns on securities available for sale. Cash used in investing activities during the first six months of 2020 predominantly resulted from purchases of securities available for sale, and a net increase in loans, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first six months of 2021 predominantly resulted from a net increase in deposits. Cash provided by financing activities during the first six months of 2020 predominantly resulted from a net increase in deposits.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of June 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of June 30, 2021, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of June 30, 2021 and December 31, 2020 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of June 30, 2021 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$204,092	14.08%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$196,383	13.56%	$115,861	8.00%	$152,067	10.50%	$144,826	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$185,942	12.83%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$178,248	12.31%	$86,896	6.00%	$123,102	8.50%	$115,861	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$185,942	12.83%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$178,248	12.31%	$65,172	4.50%	$101,378	7.00%	$94,137	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$185,942	7.67%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$178,248	7.37%	$96,725	4.00%	N/A	N/A	$120,906	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2020 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$192,960	13.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$185,606	13.12%	$113,182	8.00%	$148,551	10.50%	$141,478	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$175,216	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	11.87%	$84,887	6.00%	$120,256	8.50%	$113,182	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$175,216	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	11.87%	$63,665	4.50%	$99,034	7.00%	$91,960	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$175,216	7.90%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	7.59%	$88,474	4.00%	N/A	N/A	$110,592	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At June 30, 2021, the Bank could, without prior approval, declare dividends of approximately $29.5 million.

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

						As of the
	As of the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
Net interest income (GAAP)	$16,079	$15,786	$16,397	$15,869	$15,591	$31,865	$30,653
Fully taxable equivalent adjustment	92	91	89	85	84	184	170
Fully taxable equivalent net interest income (non-GAAP)	$16,171	$15,877	$16,486	$15,954	$15,675	$32,049	$30,823

Average interest-earning assets (GAAP)	$2,352,908	$2,251,334	$2,144,891	$1,986,043	$1,931,107	$2,302,402	$1,823,335

Net interest margin - fully taxable equivalent (non-GAAP)	2.76%	2.86%	3.06%	3.20%	3.26%	2.81%	3.40%

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

						As of the
	As of the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
EFFICIENCY RATIO
Net interest income (GAAP)	$16,079	$15,786	$16,397	$15,869	$15,591	$31,865	$30,653
Fully taxable equivalent adjustment	92	91	89	85	84	184	170
Fully taxable equivalent net interest income (non-GAAP)	$16,171	$15,877	$16,486	$15,954	$15,675	$32,049	$30,823

Non-interest income (GAAP)	$6,492	$5,621	$5,975	$5,339	$5,080	$12,113	$9,810
Less: net (gains) losses on security transactions	—	—	—	—	—	—	—
Adjusted non-interest income (non-GAAP)	$6,492	$5,621	$5,975	$5,339	$5,080	$12,113	$9,810

Non-interest expense (GAAP)	$13,851	$13,353	$15,597	$13,362	$13,227	$27,204	$26,976
Less: amortization of intangible assets	(89)	(101)	(113)	(120)	(119)	(190)	(251)
Adjusted non-interest expense (non-GAAP)	$13,762	$13,252	$15,484	$13,242	$13,108	$27,014	$26,725

Efficiency ratio (unadjusted)	61.37%	62.38%	69.72%	63.00%	63.99%	61.86%	66.67%
Efficiency ratio (adjusted)	60.72%	61.64%	68.94%	62.19%	63.16%	61.17%	65.77%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$203,977	$194,784	$199,699	$197,005	$194,589	$203,977	$194,589
Less: intangible assets	(21,892)	(21,981)	(22,082)	(22,195)	(22,315)	(21,892)	(22,315)
Tangible equity (non-GAAP)	$182,085	$172,803	$177,617	$174,810	$172,274	$182,085	$172,274

Total assets (GAAP)	$2,380,712	$2,442,495	$2,279,451	$2,165,014	$2,050,921	$2,380,712	$2,050,921
Less: intangible assets	(21,892)	(21,981)	(22,082)	(22,195)	(22,315)	(21,892)	(22,315)
Tangible assets (non-GAAP)	$2,358,820	$2,420,514	$2,257,369	$2,142,819	$2,028,606	$2,358,820	$2,028,606

Total equity to total assets at end of period (GAAP)	8.57%	7.97%	8.76%	9.10%	9.49%	8.57%	9.49%
Book value per share (GAAP)	$43.57	$41.60	$42.53	$41.51	$40.51	$43.57	$40.51

Tangible equity to tangible assets at end of period (non-GAAP)	7.72%	7.14%	7.87%	8.16%	8.49%	7.72%	8.49%
Tangible book value per share (non-GAAP)	$38.90	$36.91	$37.83	$36.83	$35.86	$38.90	$35.86

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except ratio data)	2021	2021	2020	2020	2020	2021	2020
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$200,627	$200,035	$198,036	$196,569	$191,853	$200,332	$190,140
Less: average intangible assets	(21,946)	(22,043)	(22,142)	(22,267)	(22,389)	(21,995)	(22,452)
Average tangible equity (non-GAAP)	$178,681	$177,992	$175,894	$174,302	$169,464	$178,337	$167,688

Return on average equity (GAAP)	13.58%	13.24%	10.51%	11.56%	12.22%	13.41%	8.80%
Return on average tangible equity (non-GAAP)	15.25%	14.88%	11.84%	13.03%	13.83%	15.07%	9.98%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
NON-GAAP NET INCOME
Reported net income (GAAP)	$6,795	$6,530	$5,233	$5,711	$5,827	$13,325	$8,318
Net (gains) losses on security transactions (net of tax)	—	—	—	—	—	—	—
Non- GAAP net income	$6,795	$6,530	$5,233	$5,711	$5,827	$13,325	$8,318

Average basic and diluted shares outstanding	4,683	4,691	4,702	4,773	4,850	4,688	4,868

Reported basic and diluted earnings per share (GAAP)	$1.45	$1.39	$1.11	$1.19	$1.20	$2.84	$1.71
Reported return on average assets (GAAP)	1.11%	1.12%	0.93%	1.08%	1.15%	1.12%	0.87%
Reported return on average equity (GAAP)	13.58%	13.24%	10.51%	11.56%	12.22%	13.41%	8.80%

Non-GAAP basic and diluted earnings per share	$1.45	$1.39	$1.11	$1.19	$1.20	$2.84	$1.71
Non-GAAP return on average assets	1.11%	1.12%	0.93%	1.08%	1.15%	1.12%	0.87%
Non-GAAP return on average equity	13.58%	13.24%	10.51%	11.56%	12.22%	13.41%	8.80%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At June 30, 2021, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 7.23% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 7.21%. Both are within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. At June 30, 2021, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 3.07%. An immediate 200-basis point increase in interest rates would negatively impact the market value by 3.29%. Both are within the Corporation's policy guidelines.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2021 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2021. In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of June 30, 2021.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 23, 2021.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2021	—	$—	—	229,375
May 1 - May 31, 2021	—	—	—	229,375
June 1 - June 30, 2021	5,831	41.98	5,831	223,544
Quarter ended June 30, 2021	5,831	$41.98	5,831	223,544
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

3.1	Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984 (as incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.2	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988 (as incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.3	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998 (as incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the Commission on March 15, 2006).

3.4	Amended and Restated Bylaws of Chemung Financial Corporation, as amended to June 16, 2021 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Commission on June 16, 2021).

31.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATED: August 12, 2021	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: August 12, 2021	By: /s/ Karl F. Krebs
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to June 16, 2021 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on June 16, 2021).

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