Form 10-Q
period 2021-09-30
CHEMUNG FINANCIAL CORP
filed 2021-11-10
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2021

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
Yes: ☐ No: ☒
The number of shares of the registrant's common stock, $.01 par value, outstanding on November 5, 2021 was 4,664,078.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany and Saratoga.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).

ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
PCI loans	Represents loans that were acquired in the Fort Orange Financial Corp. transaction and deemed to be credit-impaired on the acquisition date in accordance with the guidance of FASB.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.
RWA	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.

Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
TDR	A TDR is deemed to occur when the Corporation modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from financial institutions	$28,859	$29,467
Interest-earning deposits in other financial institutions	32,838	79,071
Total cash and cash equivalents	61,697	108,538

Equity investments, at estimated fair value	2,933	2,542
Securities available for sale, at estimated fair value	761,531	554,611
Securities held to maturity, estimated fair value of $3,194 at September 30, 2021 and $2,501 at December 31, 2020	3,183	2,469
FHLBNY and FRBNY Stock, at cost	3,562	3,150

Loans, net of deferred loan fees	1,516,668	1,536,463
Allowance for loan losses	(20,940)	(20,924)
Loans, net	1,495,728	1,515,539

Loans held for sale	224	170
Premises and equipment, net	18,370	20,119
Operating lease right-of-use assets	7,084	7,145
Goodwill	21,824	21,824
Other intangible assets, net	26	258
Bank-owned life insurance	2,812	3,059
Accrued interest receivable and other assets	38,682	40,027

Total assets	$2,417,656	$2,279,451

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$725,181	$620,423
Interest-bearing	1,448,641	1,417,351
Total deposits	2,173,822	2,037,774

Long term finance lease obligation	3,659	3,849
Operating lease liabilities	7,227	7,264
Dividends payable	1,445	1,214
Accrued interest payable and other liabilities	25,364	29,651
Total liabilities	2,211,517	2,079,752

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2021 and December 31, 2020	53	53
Additional paid-in capital	47,203	46,764
Retained earnings	183,873	168,006
Treasury stock, at cost; 647,273 shares at September 30, 2021 and 642,239 shares at December 31, 2020	(17,924)	(17,525)
Accumulated other comprehensive income (loss)	(7,066)	2,401
Total shareholders' equity	206,139	199,699

Total liabilities and shareholders' equity	$2,417,656	$2,279,451
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$14,655	$14,876	$43,964	$43,770
Taxable securities	2,678	1,474	6,431	4,358
Tax exempt securities	265	263	792	799
Interest-earning deposits	35	101	131	643
Total interest and dividend income	17,633	16,714	51,318	49,570
Interest expense:
Deposits	768	809	2,521	2,922
Borrowed funds	33	36	100	126
Total interest expense	801	845	2,621	3,048
Net interest income	16,832	15,869	48,697	46,522
Provision (credit) for loan losses	356	679	(53)	3,989
Net interest income after provision for loan losses	16,476	15,190	48,750	42,533

Non-interest income:
WMG fee income	2,765	2,416	8,246	6,968
Service charges on deposit accounts	856	740	2,305	2,294
Interchange revenue from debit card transactions	1,237	1,082	3,622	2,989
Changes in fair value of equity investments	15	57	203	(33)
Net gains on sales of loans held for sale	242	553	884	916
Net gains (losses) on sales of other real estate owned	—	6	(18)	(71)
Income from bank-owned life insurance	13	14	39	147
Other	842	471	2,802	1,940
Total non-interest income	5,970	5,339	18,083	15,150

Non-interest expenses:
Salaries and wages	6,259	6,088	18,058	17,678
Pension and other employee benefits	1,511	1,245	4,450	4,095
Other components of net periodic pension and postretirement benefits	(391)	(254)	(1,173)	(762)
Net occupancy	1,432	1,454	4,446	4,406
Furniture and equipment	409	538	1,185	1,573
Data processing	2,210	1,777	6,261	5,630
Professional services	542	453	1,531	1,313
Amortization of intangible assets	42	120	232	371
Marketing and advertising	162	140	572	546
Other real estate owned	7	53	24	87
FDIC insurance	356	247	1,075	726
Loan expense	196	301	720	798
Other	1,365	1,200	3,923	3,878
Total non-interest expenses	14,100	13,362	41,304	40,339
Income before income tax expense	8,346	7,167	25,529	17,344
Income tax expense	1,700	1,456	5,558	3,315
Net income	$6,646	$5,711	$19,971	$14,029

Weighted average shares outstanding	4,684	4,773	4,687	4,836
Basic and diluted earnings per share	$1.42	$1.19	$4.26	$2.90
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$6,646	$5,711	$19,971	$14,029
Other comprehensive income (loss):
Net unrealized gains (losses)	(4,348)	(692)	(12,715)	9,919
Tax effect	(1,139)	(176)	(3,246)	2,530
Net of tax amount	(3,209)	(516)	(9,469)	7,389

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(55)	(165)	(165)
Reclassification adjustment for amortization of net actuarial loss	57	77	169	231
Total before tax effect	2	22	4	66
Tax effect	1	6	2	14
Net of tax amount	1	16	2	52

Total other comprehensive income (loss)	(3,208)	(500)	(9,467)	7,441

Comprehensive income	$3,438	$5,211	$10,504	$21,470
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 30, 2020	53	46,758	159,505	(13,869)	2,142	194,589
Net income	—	—	5,711	—	—	5,711
Other comprehensive loss	—	—	—	—	(500)	(500)
Restricted stock awards	—	125	—	—	—	125
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Cash dividends declared ($0.26 per share)	—	—	(1,229)	—	—	(1,229)
Repurchase of 64,185 shares of common stock	—	—	—	(1,816)	—	(1,816)
Sale of 18,202 shares of treasury stock (a)	—	4	—	116	—	120
Balances at September 30, 2020	$53	$46,892	$163,987	$(15,569)	$1,642	$197,005

Balances at June 30, 2021	$53	$47,081	$178,673	$(17,972)	$(3,858)	$203,977
Net income	—	—	6,646	—	—	6,646
Other comprehensive loss	—	—	—	—	(3,208)	(3,208)
Restricted stock awards	—	84	—	—	—	84
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Cash dividends declared ($0.31 per share)	—	—	(1,446)	—	—	(1,446)
Repurchase of 97 shares of common stock	—	—	—	(4)	—	(4)
Sale of 1,887 shares of treasury stock (a)	—	33	—	52	—	85
Balances at September 30, 2021	$53	$47,203	$183,873	$(17,924)	$(7,066)	$206,139
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2020	$53	$46,382	$153,701	$(11,710)	$(5,799)	$182,627
Net income	—	—	14,029	—	—	14,029
Other comprehensive income	—	—	—	—	7,441	7,441
Restricted stock awards	—	431	—	—	—	431
Restricted stock units for directors' deferred compensation plan	—	25	—	—	—	25
Distribution of 255 shares of treasury stock grants for employee restricted stock awards	—	(7)	—	7	—	—
Cash dividends declared ($0.78 per share)	—	—	(3,743)	—	—	(3,743)
Distribution of 7,923 shares of treasury stock for directors' compensation	—	144	—	206	—	350
Distribution of 2,274 shares of treasury stock for employee compensation	—	41	—	59	—	100
Distribution of 6,426 shares of treasury stock for for deferred directors' compensation	—	(180)	—	168	—	(12)
Repurchase of 186,206 shares of common stock	—	—	—	(5,137)	—	(5,137)
Sale of 32,387 shares of treasury stock (a)	—	51	—	843	—	894
Forfeiture of 112 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at September 30, 2020	$53	$46,892	$163,987	$(15,569)	$1,642	$197,005

Balances at January 1, 2021	$53	$46,764	$168,006	$(17,525)	$2,401	$199,699
Net income	—	—	19,971	—	—	19,971
Other comprehensive loss	—	—	—	—	(9,467)	(9,467)
Restricted stock awards	—	307	—	—	—	307
Restricted stock units for directors' deferred compensation plan	—	14	—	—	—	14
Cash dividends declared ($0.88 per share)	—	—	(4,104)	—	—	(4,104)
Distribution of 9,291 shares of treasury stock for directors' compensation	—	64	—	253	—	317
Distribution of 3,860 shares of treasury stock for employee compensation	—	27	—	105	—	132
Distribution of 2,707 shares of treasury stock for deferred directors’ compensation	—	(72)	—	75	—	3
Repurchase of 28,803 shares of common stock	—	—	—	(1,050)	—	(1,050)
Sale of 7,911 shares of treasury stock (a)	—	99	—	218	—	317
Balances at September 30, 2021	$53	$47,203	$183,873	$(17,924)	$(7,066)	$206,139
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2021	2020
Net income	$19,971	$14,029
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	559	527
Amortization of intangible assets	232	371
Provision for loan losses	(53)	3,989
(Gains) Loss on disposal of fixed assets	(61)	7
Depreciation and amortization of fixed assets	1,896	2,215
Amortization of premiums on securities, net	4,020	1,003
Gain on sales of loans held for sale, net	(884)	(916)
Proceeds from sales of loans held for sale	29,840	17,216
Loans originated and held for sale	(29,010)	(17,174)
Net losses on sale of other real estate owned	18	71
Write-downs on other real estate owned	—	38
Net change in fair value of equity investments	(203)	33
Proceeds from sales of trading assets	41	24
Purchase of equity investments	(229)	(174)
Decrease (Increase) in other assets and accrued interest receivable	1,279	(10,264)
Increase (decrease) in accrued interest payable	27	(38)
Expense related to restricted stock units for directors' deferred compensation plan	14	25
Expense related to employee stock compensation	132	102
Expense related to employee restricted stock awards	307	431
Payments on operating leases	(37)	(500)
(Decrease) increase in other liabilities	(1,242)	9,119
Income from bank owned life insurance	(39)	(147)
Net cash provided by operating activities	26,578	19,987
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	109,736	39,508
Proceeds from maturities and principal collected on securities held to maturity	558	1,349
Purchases of securities available for sale	(333,376)	(142,797)
Purchases of securities held to maturity	(1,287)	(1,286)
Purchase of FHLBNY and FRBNY stock	(412)	(51)
Proceeds from sales of fixed assets	451	—
Purchases of premises and equipment	(537)	(696)
Proceeds from sale of other real estate owned	128	253
Proceeds from bank owned life insurance	286	213
Net (increase) decrease in loans	19,784	(232,582)
Net cash used in investing activities	(204,669)	(336,089)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	191,360	307,723
(Decrease) increase in time deposits	(55,312)	44,327
Payments made on finance leases	(190)	(175)
Purchase of treasury stock	(1,050)	(5,137)
Sale of treasury stock	315	894
Cash dividends paid	(3,873)	(3,777)
Net cash provided by financing activities	131,250	344,100
Net (decrease) increase in cash and cash equivalents	(46,841)	27,998
Cash and cash equivalents, beginning of period	108,538	121,904
Cash and cash equivalents, end of period	$61,697	$149,902
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2021	2020
Cash paid for:
Interest	$2,594	$3,086
Income taxes	4,375	3,785
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	80	431
Dividends declared, not yet paid	1,445	1,229
Repurchase of common stock in lieu of employee payroll taxes	80	54
Operating lease right-of-use assets	(498)	—
Distribution of treasury stock for directors' compensation	317	350
Distribution of treasury stock for deferred directors' compensation	4	(12)
Forfeiture of shares of restricted stock awards	—	(5)
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

Risks and Uncertainties - COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. As of September 30, 2021 many restrictions have been removed or lessened and many non-essential businesses have been allowed to re-open in limited capacity adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences have resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic began, millions of people have filed claims for unemployment and stock markets have remained volatile. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened.

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

NOTE 2        EARNINGS PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur. Earnings per share were computed by dividing net income by 4,684 and 4,773 weighted average shares outstanding for the three month periods ended September 30, 2021 and 2020, respectively. Earnings per share were computed by dividing net income by 4,687 and 4,836 weighted average shares outstanding for the nine month periods ended September 30, 2021 and 2020, respectively. There were no common stock equivalents during the three and nine month periods ended September 30, 2021 or 2020.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$40,499	$—	$162	$40,337
Mortgage-backed securities, residential	588,555	5,397	7,826	586,126
Obligations of states and political subdivisions	40,331	2,021	—	42,352
Corporate bonds and notes	17,000	116	55	17,061
SBA loan pools	75,612	398	355	75,655
Total	$761,997	$7,932	$8,398	$761,531

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities, residential	$458,245	$9,822	$201	$467,866
Obligations of states and political subdivisions	40,662	2,743	—	43,405
Corporate bonds and notes	9,000	47	12	9,035
SBA loan pools	34,455	42	192	34,305
Total	$542,362	$12,654	$405	$554,611

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	September 30, 2021
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,300	$—	$—	$1,300
Time deposits with other financial institutions	1,883	11	—	1,894
Total	$3,183	$11	$—	$3,194

	December 31, 2020
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$326	$—	$—	$326
Time deposits with other financial institutions	2,143	32	—	2,175
Total	$2,469	$32	$—	$2,501

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	September 30, 2021
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$686	$689	$1,523	$1,532
After one, but within five years	75,962	77,278	860	862
After five, but within ten years	20,712	21,285	800	800
After ten years	470	498	—	—
	97,830	99,750	3,183	3,194
Mortgage-backed securities, residential	588,555	586,126	—	—
SBA loan pools	75,612	75,655	—	—
Total	$761,997	$761,531	$3,183	$3,194

There were no proceeds from sales and calls of securities resulting in gains or losses for the three and nine month periods ended September 30, 2021 and 2020.

The following tables summarize the investment securities available for sale with unrealized losses at September 30, 2021 and December 31, 2020 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$24,819	$162	$—	$—	$24,819	$162
Mortgage-backed securities, residential	383,380	7,707	4,146	119	387,526	7,826
Corporate bonds and notes	2,979	21	2,966	34	5,945	55
SBA loan pools	39,140	283	6,273	72	45,413	355
Total temporarily impaired securities	$450,318	$8,173	$13,385	$225	$463,703	$8,398

	Less than 12 months		12 months or longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$70,037	$200	$970	$1	$71,007	$201
Corporate bonds and notes	2,988	12	—	—	2,988	12
SBA loan pools	15,245	156	3,636	36	18,881	192
Total temporarily impaired securities	$88,270	$368	$4,606	$37	$92,876	$405

Other-Than-Temporary Impairment

As of September 30, 2021, the majority of the Corporation's unrealized losses in the investment securities portfolio related to mortgage-backed securities. At September 30, 2021, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2021.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Commercial and agricultural:
Commercial and industrial	$270,656	$368,663
Agricultural	419	283
Commercial mortgages:
Construction	67,445	61,945
Commercial mortgages, other	721,709	654,663
Residential mortgages	253,991	239,401
Consumer loans:
Home equity lines and loans	72,471	78,547
Indirect consumer loans	119,772	120,538
Direct consumer loans	10,205	12,423
Total loans, net of deferred loan fees and costs	1,516,668	1,536,463
Interest receivable on loans	4,261	5,035
Total recorded investment in loans	$1,520,929	$1,541,498

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above. As of September 30, 2021 and December 31, 2020, the Corporation had outstanding PPP loan balances of $68.1 million and $150.9 million, respectively, which were included in commercial and industrial loans in the table above. These loans require no allowance for loan losses as of September 30, 2021 since they are government guaranteed loans.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$3,628	$12,963	$1,791	$2,294	$20,676
Charge-offs	—	(44)	—	(190)	(234)
Recoveries	8	1	—	133	142
Net recoveries (charge-offs)	8	(43)	—	(57)	(92)
Provision	(15)	361	80	(70)	356
Ending balance	$3,621	$13,281	$1,871	$2,167	$20,940

	Three Months Ended September 30, 2020
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$8,327	$10,549	$1,891	$3,363	$24,130
Charge-offs	(68)	—	(42)	(216)	(326)
Recoveries	18	2	—	87	107
Net recoveries (charge-offs)	(50)	2	(42)	(129)	(219)
Provision	180	361	232	(94)	679
Ending balance	$8,457	$10,912	$2,081	$3,140	$24,590

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine month periods ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30, 2021
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$4,493	$11,496	$2,079	$2,856	$20,924
Charge-offs	(25)	(44)	(71)	(510)	(650)
Recoveries	283	2	10	424	719
Net recoveries (charge-offs)	258	(42)	(61)	(86)	69
Provision	(1,130)	1,827	(147)	(603)	(53)
Ending balance	$3,621	$13,281	$1,871	$2,167	$20,940

	Nine Months Ended September 30, 2020
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$10,227	$8,869	$1,252	$3,130	$23,478
Charge-offs	(134)	(2,143)	(56)	(915)	(3,248)
Recoveries	27	2	49	293	371
Net recoveries (charge-offs)	(107)	(2,141)	(7)	(622)	(2,877)
Provision	(1,663)	4,184	836	632	3,989
Ending balance	$8,457	$10,912	$2,081	$3,140	$24,590

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,525	$1,800	$—	$73	$3,398
Collectively evaluated for impairment	2,096	11,481	1,871	2,094	17,542
Total ending allowance balance	$3,621	$13,281	$1,871	$2,167	$20,940

	December 31, 2020
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,401	$74	$—	$52	$1,527
Collectively evaluated for impairment	3,092	11,422	2,079	2,804	19,397
Total ending allowance balance	$4,493	$11,496	$2,079	$2,856	$20,924

	September 30, 2021
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,582	$8,356	$946	$333	$12,217
Loans collectively evaluated for impairment	269,290	783,120	253,695	202,607	1,508,712
Total ending loans balance	$271,872	$791,476	$254,641	$202,940	$1,520,929

	December 31, 2020
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,400	$5,117	$1,271	$801	$10,589
Loans collectively evaluated for impairment	366,852	714,028	238,742	211,287	1,530,909
Total ending loans balance	$370,252	$719,145	$240,013	$212,088	$1,541,498

The following table presents loans individually evaluated for impairment recognized by class of loans as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$995	$970	$—	$1,960	$1,963	$—
Commercial mortgages:
Construction	143	143	—	188	189	—
Commercial mortgages, other	7,312	4,651	—	6,814	4,760	—
Residential mortgages	960	946	—	1,283	1,271	—
Consumer loans:
Home equity lines and loans	195	179	—	645	631	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,487	1,612	1,525	5,228	1,437	1,401
Commercial mortgages:
Commercial mortgages, other	3,554	3,562	1,800	258	168	74
Consumer loans:
Home equity lines and loans	154	154	73	170	170	52
Total	$18,800	$12,217	$3,398	$16,546	$10,589	$1,527

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and nine month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$1,378	$3	$1,239	$2	$1,645	$3	$679	$2
Commercial mortgages:
Construction	151	1	213	2	167	5	226	6
Commercial mortgages, other	4,665	8	4,515	—	4,743	23	3,938	—
Residential mortgages	950	12	1,224	7	1,034	29	873	17
Consumer loans:
Home equity lines & loans	184	2	650	2	299	5	399	5
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,545	4	5,804	2	1,511	6	5,867	4
Commercial mortgages:
Commercial mortgages, other	3,644	25	2,229	8	1,905	25	3,645	16
Consumer loans:
Home equity lines and loans	155	—	175	—	160	—	88	—
Total	$12,672	$55	$16,049	$23	$11,464	$96	$15,715	$50
(1)Cash basis interest income approximates interest income recognized.
The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of September 30, 2021 and December 31, 2020 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Commercial and agricultural:
Commercial and industrial	$2,080	$2,167	$4	$2
Commercial mortgages:
Construction	36	55	—	—
Commercial mortgages, other	4,212	4,415	—	—
Residential mortgages	845	1,632	—	—
Consumer loans:
Home equity lines and loans	819	1,159	—	—
Indirect consumer loans	367	519	—	—
Direct consumer loans	14	5	—	—
Total	$8,373	$9,952	$4	$2

The following tables present the aging of the recorded investment in loans as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,110	$1,375	$45	$2,530	$268,921	$271,451
Agricultural	—	—	—	—	421	421
Commercial mortgages:
Construction	—	—	—	—	67,644	67,644
Commercial mortgages, other	2,056	2,615	217	4,888	718,944	723,832
Residential mortgages	1,226	131	436	1,793	252,848	254,641
Consumer loans:
Home equity lines and loans	115	161	542	818	71,835	72,653
Indirect consumer loans	764	83	161	1,008	119,037	120,045
Direct consumer loans	13	7	8	28	10,214	10,242
Total	$5,284	$4,372	$1,409	$11,065	$1,509,864	$1,520,929

	December 31, 2020
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$520	$14	$30	$564	$369,404	$369,968
Agricultural	—	—	—	—	284	284
Commercial mortgages:
Construction	—	—	—	—	62,164	62,164
Commercial mortgages, other	1,438	3,696	308	5,442	651,539	656,981
Residential mortgages	817	406	461	1,684	238,329	240,013
Consumer loans:
Home equity lines and loans	521	41	474	1,036	77,725	78,761
Indirect consumer loans	1,268	198	252	1,718	119,135	120,853
Direct consumer loans	34	2	—	36	12,438	12,474
Total	$4,598	$4,357	$1,525	$10,480	$1,531,018	$1,541,498

Troubled Debt Restructurings:

A modification of a loan may result in classification as a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs. At its highest point as of May 31, 2020, in conformance with Section 4013 of the CARES Act, total loan forbearances represented 15.77% of the Corporation's total loan portfolio, or $242.5 million. As of September 30, 2021, 11 loans totaling $3.0 million remained in modified status, representing 0.20% of the Corporation's total loan portfolio, of which 5 loans totaling $2.9 million had been modified more than once.

As of September 30, 2021 and December 31, 2020, the Corporation has a recorded investment in TDRs of $10.8 million and $6.7 million, respectively. There were specific reserves of $2.2 million and $0.4 million allocated for TDRs at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, TDRs totaling $5.7 million were accruing interest under the modified terms and $5.1 million were on non-accrual status. As of December 31, 2020, TDRs totaling $2.8 million were accruing interest under the modified terms and $3.9 million were on non-accrual status. The Corporation has committed no additional amounts as of both September 30, 2021 and December 31, 2020, to customers with outstanding loans that are classified as TDRs.

During the three months ended September 30, 2021, the terms and conditions of two commercial and industrial loans were modified as TDRs. The modification of the terms of both of these loans included a postponement or reduction of the scheduled amortized payments for greater than a three month period. During the three month period ended September 30, 2020, the terms of certain loans were modified as TDRs. During the three months ended September 30, 2020, the modification of terms of one residential mortgage loan included the postponement of scheduled amortized payments for a period greater than three-months. Additionally, two commercial and industrial loans were modified with the maturity date extended on both loans and one with an extension at a stated rate lower than the current market rate for new debt with similar risk.

In addition to the modifications noted above, during the nine months ended September 30, 2021 the terms and conditions of two commercial and industrial loans and two commercial mortgage loans were modified as TDRs. The modification of the terms of all of these loans included a postponement or reduction of the scheduled amortized payments for greater than a three month period.

In addition to the modifications noted above, during the nine month period ended September 30, 2020 modifications included two commercial and industrial loans where deferral of payments were granted and both loans were risk rated Substandard while one loan was in non-accrual status prior to the modification. The modifications of four commercial mortgage loans included the deferral of payments with three of the the loans risk rated Substandard and in non-accrual status, three of the borrowers were over one year past due in real estate taxes and two of the loans were over 30 days past due in payments. The modifications of three residential mortgages included the deferral of payments while all three were in non-accrual status prior to the modifications, two were risk rated Substandard and one was over thirty days past due in payments. The modifications of three home equity lines and loans included the deferral of payments while all three loans were risk rated Substandard and in non-accrual status prior to the modifications.

The following table presents loans by class modified as TDRs that occurred during the three month period ended September 30, 2021 and September 30, 2020 (dollars in thousands):

September 30, 2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	2	$502	$502
Total	2	$502	$502

September 30, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and industrial	2	$1,138	$1,138
Residential mortgages	1	320	320
Total	3	$1,458	$1,458
The TDRs described above increased the allowance for loan losses by $0.2 million and resulted in no charge-offs during the three month period ended September 30, 2021. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three month period ended September 30, 2020.

The following table presents loans by class modified as TDRs that occurred during the nine month period ended September 30, 2021 and September 30, 2020 (dollars in thousands):

September 30, 2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	2	$502	$502
Agricultural
Commercial mortgages:
Commercial mortgages, other	4	$6,094	$6,094
Total	6	$6,596	$6,596

September 30, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	4	$2,068	$2,068
Agricultural
Commercial mortgages:
Commercial mortgages, other	4	1,297	1,297
Residential mortgages	4	997	997
Consumer loans:
Home equity lines and loans	3	738	738
Total	15	$5,100	$5,100

The TDRs described above increased the allowance for loan losses by $1.9 million and resulted in no charge-offs during the nine month period ended September 30, 2021. The TDRs described above increased the allowance for loan losses by $0.1 million and resulted in no charge-offs during the nine month period ended September 30, 2020.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and nine month periods ended September 30, 2021 and 2020.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of September 30, 2021 and December 31, 2020, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	September 30, 2021
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$264,526	$2,565	$3,166	$1,194	$271,451
Agricultural	—	421	—	—	—	421
Commercial mortgages:
Construction	—	67,607	—	37	—	67,644
Commercial mortgages	—	670,350	33,937	18,422	1,123	723,832
Residential mortgages	253,796	—	—	845	—	254,641
Consumer loans:
Home equity lines and loans	71,834	—	—	819	—	72,653
Indirect consumer loans	119,678	—	—	367	—	120,045
Direct consumer loans	10,228	—	—	14	—	10,242
Total	$455,536	$1,002,904	$36,502	$23,670	$2,317	$1,520,929

	December 31, 2020
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$360,500	$2,999	$5,092	$1,377	$369,968
Agricultural	—	284	—	—	—	284
Commercial mortgages:
Construction	—	59,885	—	2,279	—	62,164
Commercial mortgages	—	616,090	23,631	16,128	1,132	656,981
Residential mortgages	238,381	—	—	1,632	—	240,013
Consumer loans:
Home equity lines and loans	77,602	—	—	1,159	—	78,761
Indirect consumer loans	120,334	—	—	519	—	120,853
Direct consumer loans	12,470	—	—	4	—	12,474
Total	$448,787	$1,036,759	$26,630	$26,813	$2,509	$1,541,498

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$253,796	$71,834	$119,678	$10,228
Non-Performing	845	819	367	14
	$254,641	$72,653	$120,045	$10,242

	December 31, 2020
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$238,381	$77,602	$120,334	$12,470
Non-Performing	1,632	1,159	519	4
	$240,013	$78,761	$120,853	$12,474

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$40,337	$40,337	$—	$—
Mortgage-backed securities, residential	586,126	—	586,126	—
Obligations of states and political subdivisions	42,352	—	42,352	—
Corporate bonds and notes	17,061	—	17,061	—
SBA loan pools	75,655	—	75,655	—
Total available for sale securities	$761,531	$40,337	$721,194	$—

Equity investments, at fair value	$2,290	$2,290	$—	$—
Derivative assets	9,948	—	9,948	—

Financial Liabilities:
Derivative liabilities	$10,310	$—	$10,310	$—

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2021.

		Fair Value Measurement at December 31, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$467,866	$—	$467,866	$—
Obligations of states and political subdivisions	43,405	—	43,405	—
Corporate bonds and notes	9,035	—	9,035	—
SBA loan pools	34,305	—	34,305	—
Total available for sale securities	$554,611	$—	$554,611	$—

Equity investments, at fair value	$1,880	$1,880	$—	$—
Derivative assets	14,345	—	14,345	—

Financial Liabilities:
Derivative liabilities	$14,702	$—	$14,702	$—

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2020.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned:
Residential mortgages	$124	$—	$—	$124
Consumer loans:
Home equity lines and loans	47	—	—	47
Total other real estate owned, net	$171	$—	$—	$171

		Fair Value Measurement at December 31, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$111	$—	$—	$111
Residential mortgages	126	—	—	126
Total other real estate owned, net	$237	$—	$—	$237

The following tables present information related to Level 3 non-recurring fair value measurement at September 30, 2021 and December 31, 2020 (in thousands):

Description	Fair Value at September 30, 2021	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2021
Impaired loans:
OREO:
Commercial mortgages:
Residential mortgages	$124	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	47	Sales comparison	Discount to appraised value	10.00% - 10.00% [10.00%]
	$171

Description	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2020
Impaired loans:
OREO:
Commercial mortgages:
Commercial mortgages	$111	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	126	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$237

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2021 and December 31, 2020, are as follows (in thousands):

	September 30, 2021
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$28,859	$28,859	$—	$—	$28,859
Interest-earning deposits in other financial institutions	32,838	32,838	—	—	32,838
Equity investments	2,933	2,933	—	—	2,933
Securities available for sale	761,531	40,337	721,194	—	761,531
Securities held to maturity	3,183	—	1,894	1,300	3,194
FHLBNY and FRBNY stock	3,562	—	—	—	N/A
Loans, net and loans held for sale	1,495,952	—	—	1,483,417	1,483,417
Accrued interest receivable	6,040	73	1,706	4,261	6,040
Derivative Assets	9,948	—	9,948	—	9,948

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,943,403	$1,943,403	$—	$—	$1,943,403
Time deposits	230,419	—	232,107	—	232,107
Accrued interest payable	289	10	279	—	289
Derivative Liabilities	10,310	—	10,310	—	10,310
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

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of September 30, 2021, the weighted average remaining lease term was 9.40 years with a weighted average discount rate of 3.33%. Rent expense was $0.2 million for the three months ended September 30, 2021. Rent expense was $0.7 million for the nine months ended September 30, 2021. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Operating lease right-of-use asset	$7,145	$8,001
Less: accumulated amortization	(559)	(705)
Change in lease agreements	498	(151)
Operating lease right-of-use-assets, net	$7,084	$7,145

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of September 30, 2021 (in thousands):

Year	Amount
2021	$241
2022	970
2023	990
2024	923
2025	841
2026 and thereafter	4,501
Total minimum lease payments	8,466
Less: amount representing interest	(1,239)
Present value of net minimum lease payments	$7,227

As of September 30, 2021, the Corporation had one operating lease that was signed, but had not yet commenced. The expected commencement date is October, 2021.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of September 30, 2021, the weighted average remaining lease term was 11.36 years with a weighted average discount rate of 3.37%. The Corporation has included these leases in premises and equipment as of September 30, 2021 and December 31, 2020 as follows (in thousands):

	September 30, 2021	December 31, 2020
Buildings	$5,572	$5,572
Less: accumulated depreciation	(2,125)	(1,875)
Net book value	$3,447	$3,697

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of September 30, 2021 (in thousands):

Year	Amount
2021	$98
2022	391
2023	391
2024	391
2025	409
2026 and thereafter	2,840
Total minimum lease payments	4,520
Less: amount representing interest	(861)
Present value of net minimum lease payments	$3,659

As of September 30, 2021, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2024 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $4 thousand per month. Rent paid to this Board member totaled $13 thousand for each of the three month periods ended September 30, 2021 and 2020, respectively. Rent and CAM related expenses paid to this Board of Directors member totaled $37 thousand and $40 thousand for the nine month periods ended September 30, 2021 and 2020, respectively.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $8 thousand per month. Rent and CAM related expenses paid to this Board member totaled $25 thousand and $26 thousand for the three month periods ended September 30, 2021 and 2020, respectively. Rent and CAM related expenses paid to this Board of Directors member totaled $76 thousand and $80 thousand for the nine month periods ended September 30, 2021 and 2020, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the nine month periods ended September 30, 2021 and 2020 were as follows (in thousands):

	2021	2020
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance September 30,	$21,824	$21,824

Acquired intangible assets were as follows at September 30, 2021 and December 31, 2020 (in thousands):

	At September 30, 2021		At December 31, 2020
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,975	$5,975	$5,962
Other customer relationship intangibles	5,633	5,607	5,633	5,388
Total	$11,608	$11,582	$11,608	$11,350

Aggregate amortization expense was $42 thousand and $120 thousand for the three month periods ended September 30, 2021 and 2020, respectively. Aggregate amortization expense was $0.2 million and $0.4 millions for the nine month periods ended September 30, 2021 and 2020, respectively.

The remaining estimated aggregate amortization expense at September 30, 2021 is listed below (in thousands):

Year	Estimated Expense
2021	$26
Total	$26

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$21,334	$49,839	$28,459	$39,056
Unused lines of credit	2,137	274,554	1,300	268,075
Standby letters of credit	—	14,878	—	16,094

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of September 30, 2021, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2021	$2,867	$(6,725)	$(3,858)
Other comprehensive income before reclassification	(3,209)	—	(3,209)
Amounts reclassified from accumulated other comprehensive income	—	1	1
Net current period other comprehensive income (loss)	(3,209)	1	(3,208)
Balance at September 30, 2021	$(342)	$(6,724)	$(7,066)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2020	$9,273	$(7,131)	2,142
Other comprehensive income before reclassification	(516)	—	(516)
Amounts reclassified from accumulated other comprehensive income	—	16	16
Net current period other comprehensive income (loss)	(516)	16	(500)
Balance at September 30, 2020	$8,757	$(7,115)	$1,642

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2021	$9,127	$(6,726)	$2,401
Other comprehensive income before reclassification	(9,469)	—	(9,469)
Amounts reclassified from accumulated other comprehensive income	—	2	2
Net current period other comprehensive income	(9,469)	2	(9,467)
Balance at September 30, 2021	$(342)	$(6,724)	$(7,066)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2020	$1,368	$(7,167)	(5,799)
Other comprehensive income before reclassification	7,389	—	7,389
Amounts reclassified from accumulated other comprehensive income	—	52	52
Net current period other comprehensive income	7,389	52	7,441
Balance at September 30, 2020	$8,757	$(7,115)	$1,642

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$(55)	$(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	57	77	Other components of net periodic pension and postretirement benefits
Tax effect	(1)	(6)	Income tax expense
Net of tax	1	16
Total reclassification for the period, net of tax	$1	$16

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

Details about Accumulated Other Comprehensive Income (Loss) Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$(165)	$(165)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	169	231	Other components of net periodic pension and postretirement benefits
Tax effect	(2)	(14)	Income tax expense
Net of tax	2	52
Total reclassification for the period, net of tax	$2	$52
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and nine months ended September 30, 2021 and 2020 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2021
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$623	$—	$—	$623
Other	233	—	—	233
Interchange revenue from debit card transactions	1,237	—	—	1,237
WMG fee income	—	2,765	—	2,765
CFS fee and commission income	—	—	346	346
Net gains (losses) on sales of OREO	—	—	—	—
Net gains on sales of loans(a)	242	—	—	242
Loan servicing fees(a)	38	—	—	38
Changes in fair value of equity investments(a)	(13)	—	28	15
Income from bank-owned life insurance(a)	13	—	—	13
Other(a)	464	—	(6)	458
Total non-interest income (loss)	$2,837	$2,765	$368	$5,970
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Three Months Ended September 30, 2020
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$668	$—	$—	$668
Other	72	—	—	72
Interchange revenue from debit card transactions	1,082	—	—	1,082
WMG fee income	—	2,416	—	2,416
CFS fee and commission income	—	—	172	172
Net gains (losses) on sales of OREO	6	—	—	6
Net gains on sales of loans(a)	553	—	—	553
Loan servicing fees(a)	32	—	—	32
Changes in fair value of equity investments(a)	71	—	(14)	57
Income from bank-owned life insurance(a)	14	—	—	14
Other(a)	320	—	(53)	267
Total non-interest income	$2,818	$2,416	$105	$5,339
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2021
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,561	$—	$—	$1,561
Other	744	—	—	744
Interchange revenue from debit card transactions	3,622	—	—	3,622
WMG fee income	—	8,246	—	8,246
CFS fee and commission income	—	—	796	796
Net gains (losses) on sales of OREO	(18)	—	—	(18)
Net gains on sales of loans(a)	884	—	—	884
Loan servicing fees(a)	108	—	—	108
Changes in fair value of equity investments(a)	117	—	86	203
Income from bank-owned life insurance(a)	39	—	—	39
Other(a)	1,930	—	(32)	1,898
Total non-interest income	$8,987	$8,246	$850	$18,083
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2020
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,894	$—	$—	$1,894
Other	400	—	—	400
Interchange revenue from debit card transactions	2,989	—	—	2,989
WMG fee income	—	6,968	—	6,968
CFS fee and commission income	—	—	502	502
Net gains on sales of OREO	(71)	—	—	(71)
Net gains on sales of loans(a)	916	—	—	916
Loan servicing fees(a)	88	—	—	88
Change in fair value of equity securities(a)	49	—	(82)	(33)
Income from bank-owned life insurance(a)	147	—	—	147
Other(a)	1,383	—	(33)	1,350
Total non-interest income	$7,795	$6,968	$387	$15,150
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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	271	322	813	966
Expected return on plan assets	(673)	(610)	(2,019)	(1,830)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	38	49	113	147
Net periodic pension benefit	$(364)	$(239)	$(1,093)	$(717)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	8	10	24	30
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	5	3	15	9
Net periodic supplemental pension cost	$13	$13	$39	$39

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	2	5	6
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(55)	(55)	(165)	(165)
Amortization of unrecognized net loss	14	25	41	75
Net periodic postretirement, medical and life benefit	$(40)	$(28)	$(119)	$(84)

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

	Three months ended September 30, 2021
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$17,627	$—	$6	$17,633
Interest expense	801	—	—	801
Net interest income	16,826	—	6	16,832
Provision for loan losses	356	—	—	356
Net interest income after provision for loan losses	16,470	—	6	16,476
Other non-interest income	2,837	2,765	368	5,970
Other non-interest expenses	12,124	1,651	325	14,100
Income (loss) before income tax expense (benefit)	7,183	1,114	49	8,346
Income tax expense (benefit)	1,534	156	10	1,700
Segment net income (loss)	$5,649	$958	$39	$6,646

	Three months ended September 30, 2020
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,701	$—	$13	$16,714
Interest expense	845	—	—	845
Net interest income	15,856	—	13	15,869
Provision for loan losses	679	—	—	679
Net interest income after provision for loan losses	15,177	—	13	15,190
Other non-interest income	2,818	2,416	105	5,339
Other non-interest expenses	11,528	1,565	269	13,362
Income (loss) before income tax expense (benefit)	6,467	851	(151)	7,167
Income tax expense (benefit)	1,271	218	(33)	1,456
Segment net income (loss)	$5,196	$633	$(118)	$5,711

	Nine months ended September 30, 2021
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$51,298	$—	$20	$51,318
Interest expense	2,621	—	—	2,621
Net interest income	48,677	—	20	48,697
Provision for loan losses	(53)	—	—	(53)
Net interest income after provision for loan losses	48,730	—	20	48,750
Other non-interest income	8,987	8,246	850	18,083
Other non-interest expenses	35,401	4,921	982	41,304
Income (loss) before income tax expense (benefit)	22,316	3,325	(112)	25,529
Income tax expense (benefit)	4,865	735	(42)	5,558
Segment net income (loss)	$17,451	$2,590	$(70)	$19,971

Segment assets	$2,408,318	$3,216	$6,122	$2,417,656

	Nine months ended September 30, 2020
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$49,527	$—	$43	$49,570
Interest expense	3,048	—	—	$3,048
Net interest income	46,479	—	43	46,522
Provision for loan losses	3,989	—	—	3,989
Net interest income after provision for loan losses	42,490	—	43	42,533
Other non-interest income	7,795	6,968	387	15,150
Other non-interest expenses	34,690	4,814	835	40,339
Income (loss) before income tax expense (benefit)	15,595	2,154	(405)	17,344
Income tax expense (benefit)	2,884	552	(121)	3,315
Segment net income (loss)	$12,711	$1,602	$(284)	$14,029

Segment assets	$2,156,025	$3,153	$5,836	$2,165,014

NOTE 13    STOCK COMPENSATION

On June 8, 2021, the Corporation's shareholders approved the Corporation's 2021 Equity Incentive Plan (the "2021 Plan") which provides for the grant of stock-based awards to officers, employees and directors of the Corporation and the Bank. A Form S-8 Registration Statement was filed with the SEC on June 18, 2021 registering shares to be awarded under the 2021 Plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. No grants have been issued under the 2021 Plan during the nine months ended September 30, 2021. The Prior Plan shall remain in existence solely for the purpose of administering outstanding grants.

Board of Directors' Stock Compensation

During January 2021 and 2020, 9,291 and 7,923 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation for the respective prior year. An expense of $101 thousand and $67 thousand related to this compensation was recognized during the three month periods ended September 30, 2021 and 2020, respectively. An expense of $295 thousand and $232 thousand related to this compensation was recognized during the nine month periods ended September 30, 2021 and 2020, respectively. This expense is accrued as shares are earned.

Officers' and Employees' Restricted Stock

A summary of restricted stock activity for officers and employees for the three month period ended September 30, 2021 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at July 1, 2021	27,448	$40.18
Granted	—
Vested	(261)	39.85
Forfeited or cancelled	—
Nonvested at September 30, 2021	27,187	$40.23

A summary of restricted stock activity for officers and employees for the nine month period ended September 30, 2021 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2021	31,830	$40.32
Granted	—
Vested	(4,643)	41.15
Forfeited or cancelled	—
Nonvested at September 30, 2021	27,187	$40.23

As of September 30, 2021, there was $0.8 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.27 years. The total fair value of shares vested was $167 thousand and $159 thousand for the nine month periods ended September 30, 2021 and 2020, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 and 2020. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2020 Annual Report on Form 10-K, which was filed with the SEC on March 24, 2021, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

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

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Corporation could be subject to any of the following additional risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

•government action in response to the COVID-19 pandemic and its effects on our business and operations, including vaccination mandates and their effects on our workforce, human capital resources and infrastructure;

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

Risks and Uncertainties

COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. As of September 30, 2021, many restrictions have been removed or lessened and many non-essential businesses have been allowed to re-open in limited capacity adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences have resulted in an unprecedented slow-down in economic activity, disruption in the supply chain and a related increase in unemployment. Since the COVID-19 pandemic began, millions of people have filed claims for unemployment and stock markets have remained volatile. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in certain meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except per share data)	2021	2021	2021	2020	2020	2021	2020
RESULTS OF OPERATIONS
Interest income	$17,633	$16,945	$16,740	$17,337	$16,714	$51,318	$49,570
Interest expense	801	866	954	940	845	2,621	3,048
Net interest income	16,832	16,079	15,786	16,397	15,869	48,697	46,522
Provision for loan losses	356	(150)	(259)	250	679	(53)	3,989
Net interest income after provision for loan losses	16,476	16,229	16,045	16,147	15,190	48,750	42,533
Non-interest income	5,970	6,492	5,621	5,975	5,339	18,083	15,150
Non-interest expense	14,100	13,851	13,353	15,597	13,362	41,304	40,339
Income before income tax expense	8,346	8,870	8,313	6,525	7,167	25,529	17,344
Income tax expense	1,700	2,075	1,783	1,292	1,456	5,558	3,315
Net income	$6,646	$6,795	$6,530	$5,233	$5,711	$19,971	$14,029

Basic and diluted earnings per share	$1.42	$1.45	$1.39	$1.11	$1.19	$4.26	$2.90
Average basic and diluted shares outstanding	4,684	4,683	4,691	4,702	4,773	4,687	4,836

PERFORMANCE RATIOS - Annualized
Return on average assets	1.09%	1.11%	1.12%	0.93%	1.08%	1.11%	0.95%
Return on average equity	12.68%	13.58%	13.24%	10.51%	11.56%	13.16%	9.74%
Return on average tangible equity (a)	14.16%	15.25%	14.88%	11.84%	13.03%	14.75%	11.03%
Efficiency ratio (unadjusted) (f)	61.84%	61.37%	62.38%	69.72%	63.00%	61.85%	65.41%
Efficiency ratio (adjusted) (a) (b)	61.40%	60.72%	61.64%	68.94%	62.19%	61.25%	64.54%
Non-interest expense to average assets	2.30%	2.27%	2.30%	2.76%	2.54%	2.29%	2.72%
Loans to deposits	69.77%	72.87%	71.52%	75.40%	79.96%	69.77%	79.96%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	3.84%	3.72%	3.81%	3.96%	3.91%	3.79%	4.10%
Yield on investments	1.49%	1.21%	1.28%	1.37%	1.61%	1.33%	1.78%
Yield on interest-earning assets	3.02%	2.90%	3.03%	3.23%	3.37%	2.98%	3.54%
Cost of interest-bearing deposits	0.21%	0.22%	0.25%	0.26%	0.26%	0.23%	0.33%
Cost of borrowings	3.56%	3.64%	3.51%	3.52%	3.54%	3.57%	1.44%
Cost of interest-bearing liabilities	0.22%	0.23%	0.26%	0.27%	0.27%	0.24%	0.34%
Interest rate spread	2.80%	2.67%	2.77%	2.96%	3.10%	2.74%	3.20%
Net interest margin, fully taxable equivalent (a)	2.88%	2.76%	2.86%	3.06%	3.20%	2.83%	3.33%

CAPITAL
Total equity to total assets at end of period	8.53%	8.57%	7.97%	8.76%	9.10%	8.53%	9.10%
Tangible equity to tangible assets at end of period (a)	7.69%	7.72%	7.14%	7.87%	8.16%	7.69%	8.16%

Book value per share	$44.00	$43.57	$41.60	$42.53	$41.51	$44.00	$41.51
Tangible book value per share (a)	39.34	38.90	36.91	37.83	36.83	39.34	36.83
Period-end market value per share	45.30	44.31	41.82	33.95	28.87	45.30	28.87
Dividends declared per share	0.31	0.31	0.26	0.26	0.26	0.88	0.78

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,519,264	$1,585,902	$1,557,368	$1,540,618	$1,515,762	$1,554,039	$1,427,716
Earning assets	2,327,817	2,352,908	2,251,334	2,144,891	1,986,043	2,310,968	1,877,966
Total assets	2,427,107	2,447,587	2,357,646	2,249,949	2,094,114	2,411,007	1,978,570
Deposits	2,181,517	2,210,413	2,117,963	2,009,211	1,853,557	2,170,198	1,739,744
Total equity	208,023	200,627	200,035	198,036	196,569	202,923	192,299
Tangible equity (a)	186,155	178,681	177,992	175,894	174,302	180,971	169,909

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2021	2021	2021	2020	2020	2021	2020
ASSET QUALITY
Net charge-offs	$92	$83	$(244)	$3,915	$219	$(69)	$2,877
Non-performing loans (d)	8,373	8,583	9,327	9,952	15,726	8,373	15,726
Non-performing assets (e)	8,544	8,707	9,418	10,189	16,311	8,544	16,311
Allowance for loan losses	20,940	20,676	20,909	20,924	24,590	20,940	24,590

Annualized net charge-offs to average loans	0.02%	0.02%	(0.06)%	1.01%	0.06%	(0.01)%	0.27%
Non-performing loans to total loans	0.56%	0.55%	0.59%	0.65%	1.02%	0.56%	1.02%
Non-performing assets to total assets	0.35%	0.37%	0.39%	0.45%	0.75%	0.35%	0.75%
Allowance for loan losses to total loans	1.38%	1.33%	1.32%	1.36%	1.60%	1.38%	1.60%
Allowance for loan losses to total loans, net of PPP	1.45%	1.46%	1.50%	1.51%	1.82%	1.45%	1.82%
Allowance for loan losses to non-performing loans	250.08%	240.89%	224.19%	210.25%	156.36%	250.08%	156.36%

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended September 30,
	2021	2020	Change	Percentage Change
Net interest income	$16,832	$15,869	$963	6.1%
Non-interest income	5,970	5,339	631	11.8%
Non-interest expense	14,100	13,362	738	5.5%
Pre-provision income	8,702	7,846	856	10.9%
Provision for loan losses	356	679	(323)	(47.6)%
Income tax expense	1,700	1,456	244	16.8%
Net income	$6,646	$5,711	$935	16.4%

Basic and diluted earnings per share	$1.42	$1.19	$0.23	19.3%

Selected financial ratios:
Return on average assets	1.09%	1.08%
Return on average equity	12.68%	11.56%
Net interest margin, fully taxable equivalent (a)	2.88%	3.20%
Efficiency ratio (adjusted) (b)	61.40%	62.19%
Non-interest expenses to average assets	2.30%	2.54%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the third quarter of 2021 was $6.6 million, or $1.42 per share, compared to $5.7 million, or $1.19 per share, for the same period in the prior year. Return on average equity for the current quarter was 12.68%, compared to 11.56% for the same period in the prior year. The increase in net income was due primarily to increases in net interest income and non-interest income, and a decrease in the provision for loan losses, partially offset by increases in income tax expense and non-interest expense.

Net interest income
Net interest income increased $1.0 million, or 6.1%, compared to the same period in the prior year. The increase was due primarily to an increase in interest and dividend income on taxable securities, offset by decreases in interest income on loans, including fees, and interest income on interest-earning deposits.

Non-interest income
Total non-interest income increased $0.6 million, or 11.8%, compared to the same period in the prior year. The increase can be mostly attributed to increases in WMG fee income, interchange revenue from debit card transactions, service charges on deposit accounts and other non-interest income, offset by a decrease in net gains on sales of loans held for sale, as compared to the same period in the prior year.

Non-interest expense
Non-interest expense increased $0.7 million, or 5.5%, compared to the same period in the prior year. The increase was due primarily to decreased spending in the prior year period due to the worldwide pandemic, resulting in increases in most non-interest expense categories in the current period. These increases were in part offset by a decrease in other components of net periodic pension cost (benefits), and decreases in furniture and equipment and loan expenses. For the three months ended

September 30, 2021, non-interest expense to average assets was 2.30%, compared to 2.54% for the same period in the prior year.

Provision for loan losses
The provision for loan losses decreased $0.3 million, compared to the same period in the prior year. The decrease in the provision for loan losses was primarily due to a decrease of $0.5 million related to a decline in volume, and a $0.1 million decrease in net charge-offs, partially offset by a $0.3 million increased allocation for impaired loans and loan downgrades. Net charge-offs for the third quarter of 2021 were $0.1 million, compared to $0.2 million for the third quarter of 2020.

Income tax expense
Income tax expense was $1.7 million in the third quarter of 2021, an increase of $0.2 million when compared to the same period in the prior year. The increase was due primarily to an increase of $1.2 million in income before income tax expense for the third quarter of 2021 as compared to the same period in the prior year. The effective tax rate increased from 20.3% for the third quarter of 2020 to 20.4% for the third quarter of 2021.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Nine Months Ended September 30,
	2021	2020	Change	Percentage Change
Net interest income	$48,697	$46,522	$2,175	4.7%
Non-interest income	18,083	15,150	2,933	19.4%
Non-interest expense	41,304	40,339	965	2.4%
Pre-provision income	25,476	21,333	4,143	19.4%
Provision for loan losses	(53)	3,989	(4,042)	(101.3)%
Income tax expense	5,558	3,315	2,243	67.7%
Net income	$19,971	$14,029	$5,942	42.4%

Basic and diluted earnings per share	$4.26	$2.90	$1.36	46.9%

Selected financial ratios:
Return on average assets	1.11%	0.95%
Return on average equity	13.16%	9.74%
Net interest margin, fully taxable equivalent (a)	2.83%	3.33%
Efficiency ratio (adjusted) (b)	61.25%	64.54%
Non-interest expense to average assets	2.29%	2.72%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the nine months ended September 30, 2021 was $20.0 million, or $4.26 per share, compared to $14.0 million, or $2.90 per share, for the same period in the prior year.  Return on average equity for the nine months ended September 30, 2021 was 13.16%, compared to 9.74% for the same period in the prior year. The increase in net income from the prior year period was attributable to increases in total net interest income and total non-interest income, and a decrease in provision for loan losses, partially offset by increases in income tax expense and non-interest expense.

Net interest income
Net interest income increased $2.2 million, or 4.7%, compared to the same period in the prior year. The increase can be mostly attributed to increases in interest income on taxable securities, interest income on loans, including fees, and a decrease in total interest expense on deposits, partially offset by a decrease in interest income on interest-earning deposits.

Non-interest income
Non-interest income increased $2.9 million, or 19.4%, compared to the same period in the prior year. The increase was due primarily to increases in WMG fee income, interchange revenue from debit card transactions, other non-interest income, and changes in fair value of equity investments. These increases were partially offset by a decrease in income from bank owned life insurance.

Non-interest expense
Non-interest expense increased $1.0 million, or 2.4%, compared to the same period in the prior year. The increase was due primarily to decreased spending in the prior year due to the worldwide pandemic, resulting in increases in most non-interest expense categories in the current year period. These increases were partially offset by decreases in other components of net periodic pension benefits, and furniture and equipment expenses. For the nine months ended September 30, 2021, non-interest expense to average assets was 2.29%, compared to 2.72% for the same period in the prior year.

Provision for loan losses
The provision for loan losses decreased $4.0 million, or 101.3%, compared to the same period in the prior year, primarily due to a $4.5 million pandemic related provision, offset by recoveries, decreases in specific allocations, and a net decrease in the historical loss factors due to a large 2018 loan charge-off which no longer impacted the calculation, recorded in the prior year period. During the nine months ended September 30, 2021, $1.9 million was released and $0.5 million was utilized of the pandemic related provision, partially offset by the $1.9 million impairment of a commercial real estate loan. Net charge-offs decreased $2.9 million for the nine months ended September 30, 2021, compared to the same period in the prior year, mostly due to the partial charge-off of a commercial loan in the same period in the prior year.

Income tax expense
Income tax expense increased $2.2 million, or 67.7%, compared to the same period in the prior year. The increase was due primarily to an increase in income before income tax expense. The effective income tax rate increased from 19.1% for the nine months ended September 30, 2020 to 21.8% for the nine months ended September 30, 2021.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2021 and 2020. For a discussion of the Critical Accounting Policies and Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see pages 43-45 of this Form 10-Q and pages 42-43 of the Corporation’s 2020 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,

	2021	2020	Change	Percentage Change
Interest and dividend income	$17,633	$16,714	$919	5.5%
Interest expense	801	845	(44)	(5.2)%
Net interest income	$16,832	$15,869	$963	6.1%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended September 30, 2021 increased $1.0 million, or 6.1%, to $16.8 million compared to the same period in the prior year, due primarily to an increase of $1.2 million in interest and dividend income on taxable securities, offset by decreases of $0.2 million in interest income on loans, including fees, and $0.1 million in interest income on interest-earning deposits. The increase in interest and dividend income on taxable securities was due primarily to an increase in average invested balances of $379.8 million, primarily attributable to purchases of new securities at lower rates, and the one-time recognition of $0.5 million related to a prepayment penalty on a mortgage-backed security investment. The decrease in interest income on loans, including fees was due primarily to a decrease in average balances on consumer and commercial loans and decreases in the consumer and mortgage portfolios average yield due to a decrease in interest rates. The decrease in interest income on interest-earning deposits was due primarily to the drop in interest rates on overnight deposits with the average yield on interest-earning deposits declining from 0.31% in the third quarter of 2020 to 0.17% in the third quarter of 2021, and a decrease of $41.9 million in the average balance of interest-earning deposits in the third quarter of 2021 when compared to the same period in the prior year.

Fully taxable equivalent net interest margin was 2.88% in the third quarter of 2021, compared to 3.20% for the same period in the prior year. Average interest-earning assets increased $341.8 million for the three months ended September 30, 2021 compared to the same period in the prior year. The average yield on interest-earning assets decreased 35 basis points, and the average cost of interest-bearing liabilities decreased five basis points in the third quarter of 2021, compared to the same period in the prior year.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	Percentage Change
Interest and dividend income	$51,318	$49,570	$1,748	3.5%
Interest expense	2,621	3,048	(427)	(14.0)%
Net interest income	$48,697	$46,522	$2,175	4.7%

Net interest income for the nine months ended September 30, 2021 totaled $48.7 million compared to $46.5 million for the same period in the prior year, an increase of $2.2 million, or 4.7% due primarily to an increase of $1.7 million in total interest and dividend income and a decrease of $0.4 million in total interest expense.

The increase in interest and dividend income for the first nine months of 2021 was primarily attributed to increases of $2.1 million in interest and dividend income on taxable securities, and $0.2 million in interest income on loans, including fees, offset by a decrease of $0.5 million in interest income on interest-earning deposits.

The increase in interest income on taxable securities was mostly attributable to a $346.5 million increase in average balances of taxable securities, primarily attributable to purchases of new securities at lower rates and the one-time recognition of $0.5 million related to a prepayment penalty on a mortgage-backed security investment, when compared to the same period in the prior year. The increase in interest income on loans, including fees, was mostly attributable to an increase of $126.3 million in average loan balances, early payoff penalties, a $0.1 million recovery of non-accrued interest received, and the recognition of $3.3 million of PPP loan fees year to date, $1.8 million of which represents accelerated fees earned related to the SBA loan forgiveness program. The decrease in interest income on interest-earning deposits was mostly attributed to a decline in interest rates. The decrease in interest expense was primarily attributed to a decrease of $0.4 million in interest expense on deposits, primarily due to a decrease in interest rates.

The average yield on interest-earning assets decreased 56 basis points, and the average cost of interest-bearing liabilities decreased ten basis points for the nine months ended September 30, 2021, as compared to the same period in the prior year. Average interest-earning assets increased $433.0 million compared to the same period in the prior year. Fully taxable equivalent net interest margin was 2.83% for the nine months ended September 30, 2021 compared to 3.33% for the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and nine months ended September 30, 2021 and 2020. For the purpose of the tables below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,065,476	$10,656	3.97%	$1,075,029	$10,575	3.91%
Mortgage loans	249,651	2,086	3.32%	220,345	2,067	3.73%
Consumer loans	204,137	1,944	3.78%	220,388	2,256	4.07%
Taxable securities	681,160	2,678	1.56%	301,315	1,476	1.95%
Tax-exempt securities	41,654	327	3.11%	41,372	325	3.13%
Interest-earning deposits	85,739	36	0.17%	127,594	100	0.31%
Total interest-earning assets	2,327,817	17,727	3.02%	1,986,043	16,799	3.37%

Non-earning assets:
Cash and due from banks	27,421			25,534
Other assets	92,719			106,907
Allowance for loan losses	(20,850)			(24,370)
Total assets	$2,427,107			$2,094,114

Interest-bearing liabilities:
Interest-bearing demand deposits	$272,236	$52	0.08%	$253,278	$55	0.09%
Savings and insured money market deposits	943,996	205	0.09%	791,004	231	0.12%
Time deposits	236,062	511	0.86%	188,889	524	1.10%
Long-term advances and other debt	3,681	33	3.56%	3,930	35	3.54%
Total interest-bearing liabilities	1,455,975	801	0.22%	1,237,101	845	0.27%

Non-interest-bearing liabilities:
Demand deposits	729,223			620,386
Other liabilities	33,886			40,058
Total liabilities	2,219,084			1,897,545
Shareholders' equity	208,023			196,569
Total liabilities and shareholders’ equity	$2,427,107			$2,094,114
Fully taxable equivalent net interest income		16,926			15,954
Net interest rate spread (1)			2.80%			3.10%
Net interest margin, fully taxable equivalent (2)			2.88%			3.20%
Taxable equivalent adjustment		(94)			(85)
Net interest income		$16,832			$15,869

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$1,100,503	$31,741	3.86%	$996,136	$30,926	4.15%
Mortgage loans	246,179	6,342	3.44%	203,692	5,762	3.78%
Consumer loans	207,357	5,970	3.85%	227,888	7,150	4.19%
Taxable securities	616,862	6,435	1.39%	270,348	4,361	2.15%
Tax-exempt securities	41,401	976	3.15%	41,753	983	3.14%
Interest-earning deposits	98,666	131	0.18%	138,149	643	0.62%
Total interest-earning assets	2,310,968	51,595	2.98%	1,877,966	49,825	3.54%

Non-earning assets:
Cash and due from banks	26,789			25,111
Other assets	94,323			100,276
Allowance for loan losses	(21,073)			(24,783)
Total assets	$2,411,007			$1,978,570

Interest-bearing liabilities:
Interest-bearing demand deposits	$282,970	$174	0.08%	$231,085	$262	0.15%
Savings and insured money market deposits	928,137	714	0.10%	774,706	1,000	0.17%
Time deposits	267,475	1,633	0.82%	173,556	1,660	1.28%
Long-term advances, securities sold under agreements to repurchase, and other debt	3,745	100	3.57%	11,661	126	1.44%
Total interest-bearing liabilities	1,482,327	2,621	0.24%	1,191,008	3,048	0.34%

Non-interest-bearing liabilities:
Demand deposits	691,616			560,397
Other liabilities	34,141			34,866
Total liabilities	2,208,084			1,786,271
Shareholders' equity	202,923			192,299
Total liabilities and shareholders’ equity	$2,411,007			$1,978,570
Fully taxable equivalent net interest income		48,974			46,777
Net interest rate spread (1)			2.74%			3.20%
Net interest margin, fully taxable equivalent (2)			2.83%			3.33%
Taxable equivalent adjustment		(277)			(255)
Net interest income		$48,697			$46,522

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and nine months ended September 30, 2021 and 2020. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30, 2021 vs. 2020
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$81	$(87)	$168
Mortgage loans	19	260	(241)
Consumer loans	(312)	(159)	(153)
Taxable investment securities	1,202	1,549	(347)
Tax-exempt investment securities	2	3	(1)
Interest-earning deposits	(64)	(27)	(37)
Total interest and dividend income, fully taxable equivalent	928	1,539	(611)

Interest expense on:
Interest-bearing demand deposits	(3)	4	(7)
Savings and insured money market deposits	(26)	41	(67)
Time deposits	(13)	115	(128)
Long-term advances and other debt	(2)	(2)	—
Total interest expense	(44)	158	(202)
Net interest income, fully taxable equivalent	$972	$1,381	$(409)

	Nine Months Ended September 30, 2021 vs. 2020
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$815	$3,081	$(2,266)
Mortgage loans	580	1,129	(549)
Consumer loans	(1,180)	(621)	(559)
Taxable investment securities	2,074	4,035	(1,961)
Tax-exempt investment securities	(7)	(10)	3
Interest-earning deposits	(512)	(147)	(365)
Total interest and dividend income, fully taxable equivalent	1,770	7,467	(5,697)

Interest expense on:
Interest-bearing demand deposits	(88)	50	(138)
Savings and insured money market deposits	(286)	171	(457)
Time deposits	(27)	701	(728)
Long-term advances and other debt	(26)	(125)	99
Total interest expense	(427)	797	(1,224)
Net interest income, fully taxable equivalent	$2,197	$6,670	$(4,473)

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

Based upon management review of these factors, the pandemic related portion of the allowance decreased $0.2 million during the third quarter of 2021 to $2.4 million as of September 30, 2021. To date the Corporation has released $1.9 million and utilized $0.5 million of the pandemic related provision.

The provision for loan losses decreased $0.3 million, for the three months ended September 30, 2021 when compared to the same period in the prior year. The decrease in the provision for loan losses was primarily due to a decrease of $0.5 million related to a decline in volume, and a $0.1 million decrease in net charge-offs, partially offset by a $0.3 million increased allocation for impaired loans and loan downgrades. Net charge-offs for the third quarter of 2021 were $0.1 million, compared to $0.2 million for the third quarter of 2020.

The provision for loan losses for the nine months ended September 30, 2021 and 2020 was a credit of $53 thousand and a provision of $4.0 million, respectively. The $4.0 million decrease in the provision for loan losses when compared to the same period in the prior year was primarily due to the $4.5 million pandemic related provision, offset by recoveries, decreases in specific allocations, and a net decrease in the historical loss factors due to a large 2018 loan charge-off which no longer impacted the calculation, recorded in the prior year period. During the nine months ended September 30, 2021, $1.9 million was released and $0.5 million was utilized of the pandemic related provision, partially offset by the $1.9 million impairment of a commercial real estate loan.

Net charge-offs for the nine months ended September 30, 2021 and 2020 were a $0.1 million recovery and a $2.9 million charge-off, respectively. The $2.9 million charge-off for the nine months ended September 30, 2020, was mostly attributed to the partial charge-off of a commercial loan in the second quarter of 2020.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2021	2020	Change	Percentage Change
WMG fee income	$2,765	$2,416	$349	14.4%
Service charges on deposit accounts	856	740	116	15.7%
Interchange revenue from debit card transactions	1,237	1,082	155	14.3%
Changes in fair value of equity investments	15	57	(42)	(73.7)%
Net gains on sales of loans held for sale	242	553	(311)	(56.2)%
Net gains (losses) on sales of other real estate owned	—	6	(6)	N/M
Income from bank owned life insurance	13	14	(1)	(7.1)%
CFS fee and commission income	346	172	174	101.2%
Other	496	299	197	65.9%
Total non-interest income	$5,970	$5,339	$631	11.8%

Total non-interest income for the third quarter of 2021 increased $0.6 million compared to the same period in the prior year primarily due to increases in WMG fee income, other non-interest income, CFS fee and commission income, interchange revenue from debit card transactions, and service charges on deposit accounts, primarily offset by a decrease in net gains on sales of loans held for sale.

Change in WMG Fee Income
The increase in WMG fee income was primarily due to new business relationships and a general increase in the equity markets when compared to the same period in the prior year.

Change in Other Non-Interest Income
The increase in other non-interest income was primarily due to a gain on the sale of real estate property associated with a branch closure in 2019 when compared to the same period in the prior year.

Change in CFS Fee and Commission Income
The increase in CFS fee and commission income was primarily due to new business relationships when compared to the same period in the prior year.

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

Change in Net Gains on Sales of Loans Held for Sale
The decrease in net gains on sales of loans held for sale was primarily attributable to a decrease in residential mortgage loans originated and sold in the secondary market when compared to the same period in the prior year, primarily due to decreased home purchases and refinancings.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	Percentage Change
WMG fee income	$8,246	$6,968	$1,278	18.3%
Service charges on deposit accounts	2,305	2,294	11	0.5%
Interchange revenue from debit card transactions	3,622	2,989	633	21.2%
Changes in fair value of equity investments	203	(33)	236	715.2%
Net gains on sales of loans held for sale	884	916	(32)	(3.5)%
Net gains (losses) on sales of other real estate owned	(18)	(71)	53	74.6%
Income from bank owned life insurance	39	147	(108)	(73.5)%
CFS fee and commission income	796	502	294	58.6%
Other	2,006	1,438	568	39.5%
Total non-interest income	$18,083	$15,150	$2,933	19.4%

Total non-interest income for the nine months ended September 30, 2021 increased $2.9 million compared to the same period in the prior year. The increase was primarily due to increases in WMG fee income, interchange revenue from debit card transactions, other non-interest income, CFS fee and commission income, and changes in fair value of equity investments, primarily offset by a decrease in income from bank owned life insurance.

Change in WMG Fee Income
The increase in WMG fee income was primarily due to new business relationships and a general increase in the equity markets when compared to the same period in the prior year.

Change in Interchange Revenue from Debit Card Transactions
The increase in interchange revenue from debit card transactions was primarily due to an increase in debit card usage when compared to the same period in the prior year.

Change in Other Non-Interest Income
The increase in other non-interest income was primarily due to a one-time refund of real estate, sales tax and Mastercard incentives and a gain on the sale of real estate property associated with a branch closure in 2019 as compared to the same period in the prior year.

Change in CFS Fee and Commission Income
The increase in CFS fee and commission income was primarily due to new business relationships when compared to the same period in the prior year.

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

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2021	2020	Change	Percentage Change
Compensation expense:
Salaries and wages	$6,259	$6,088	$171	2.8%
Pension and other employee benefits	1,511	1,245	266	21.4%
Other components of net periodic pension and postretirement benefits	(391)	(254)	(137)	53.9%
Total compensation expense	7,379	7,079	300	4.2%

Non-compensation expense:
Net occupancy	1,432	1,454	(22)	(1.5)%
Furniture and equipment	409	538	(129)	(24.0)%
Data processing	2,210	1,777	433	24.4%
Professional services	542	453	89	19.6%
Amortization of intangible assets	42	120	(78)	(65.0)%
Marketing and advertising	162	140	22	15.7%
Other real estate owned expenses	7	53	(46)	(86.8)%
FDIC insurance	356	247	109	44.1%
Loan expenses	196	301	(105)	(34.9)%
Other	1,365	1,200	165	13.8%
Total non-compensation expense	6,721	6,283	438	7.0%
Total non-interest expense	$14,100	$13,362	$738	5.5%

Total non-interest expense for the third quarter of 2021 increased $0.7 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be primarily attributed to increases in pension and other employee benefits and salaries and wages, partially offset by a decrease in other components of net periodic pension cost (benefits). The increase in pension and other employee benefits was mostly attributable to an increase in healthcare expenses as compared to the same period in the prior year. The increase in salaries and wages was primarily due to the hiring of seasonal employees as well as a decrease in deferred salaries related to PPP. The reduced credit in other components of net period pension cost (benefits) was due to revised actuarial estimates for the third quarter of 2021 related to the employee pension plan.

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be primarily attributed to increases in data processing expense, FDIC insurance and other non-interest expense. Data processing expenses increased primarily due to investment in new initiatives and a credit received in the same quarter of the prior year. FDIC insurance increased primarily due to an increase in the assessment base due to increased average asset balances. Other non-interest expense increased primarily due to decreased spending in the prior year period due to the worldwide pandemic, resulting in increases in most other non-interest expense categories in the current year period.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	Percentage Change
Compensation expense:
Salaries and wages	$18,058	$17,678	$380	2.1%
Pension and other employee benefits	4,450	4,095	355	8.7%
Other components of net periodic pension and postretirement benefits	(1,173)	(762)	(411)	53.9%
Total compensation expense	21,335	21,011	324	1.5%

Non-compensation expense:
Net occupancy	4,446	4,406	40	0.9%
Furniture and equipment	1,185	1,573	(388)	(24.7)%
Data processing	6,261	5,630	631	11.2%
Professional services	1,531	1,313	218	16.6%
Amortization of intangible assets	232	371	(139)	(37.5)%
Marketing and advertising	572	546	26	4.8%
Other real estate owned expenses	24	87	(63)	(72.4)%
FDIC insurance	1,075	726	349	48.1%
Loan expenses	720	798	(78)	(9.8)%
Other	3,923	3,878	45	1.2%
Total non-compensation expense	19,969	19,328	641	3.3%
Total non-interest expense	$41,304	$40,339	$965	2.4%

Total non-interest expense for the nine months ended September 30, 2021 increased $1.0 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be mostly attributable to increases in salaries and wages and pension and other employee benefits, offset by a decrease in other components of net periodic pension and postretirement benefits. The increase in salaries and wages was primarily due to an increase in commission and reward payments and an increase in award accruals, offset by a decrease in deferred salaries related to PPP, when compared to the same period in the prior year. The increase in pension and other employee benefits was primarily due to an increase in healthcare expenses as compared to the same period in the prior year. The reduced credit in other components of net periodic pension and postretirement benefits was due to a change in assumptions used to prepare annual actuarial expense estimates.

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to increases in data processing expense and FDIC insurance, offset primarily by a decrease in furniture and equipment expense. The increase in data processing expense was primarily due to investment in new initiatives and a credit received in the prior year. The increase in FDIC insurance expense was primarily due to an increase in the assessment base due to increased average asset balances. The decrease in furniture and equipment expense can be mostly attributed to the timing of initiatives and projects.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2021	2020	Change	Percentage Change
Income before income tax expense	$8,346	$7,167	$1,179	16.5%
Income tax expense	1,700	1,456	244	16.8%
Effective tax rate	20.4%	20.3%

Income tax expense for the current quarter was $1.7 million compared to $1.5 million for the same period in the prior year. The increase in income tax expense was due primarily to an increase of $1.2 million in income before income tax expense. The effective income tax rate increased from 20.3% for the third quarter of 2020 to 20.4% for the third quarter of 2021.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	Percentage Change
Income before income tax expense	$25,529	$17,344	$8,185	47.2%
Income tax expense	5,558	3,315	2,243	67.7%
Effective tax rate	21.8%	19.1%

Income tax expense for the nine months ended September 30, 2021 and 2020 were $5.6 million and $3.3 million, respectively. The increase in income tax expense was due primarily to an increase of $8.2 million in income before income tax expense. The effective income tax rate increased from 19.1% for the nine months ended September 30, 2020 to 21.8% for the nine months ended September 30, 2021.

COVID-19

The Effect of COVID-19 on Our Business
The Corporation continues to monitor the COVID-19 pandemic while following guidance from the Centers for Disease Control (CDC) and the New York Department of Health. With the increase in positivity rates due to the Delta variant during the last quarter, the Corporation quickly reinstituted several safety measures for our employees and customers, including mask-wearing, social distancing and sanitizing requirements. At this time, while all of our offices are open for business, two are operating through drive-up windows only, due to high positivity rates in the market (Bradford, PA). Additionally, we continue our efforts to assist our customer base through the Forgiveness phase of the Small Business Administration's (SBA's) Paycheck Protection Program (PPP).
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
On June 17, 2020 the New York legislature passed, and Governor Cuomo signed, legislation which allows certain borrowers to extend the period of forbearance on a primary residence if financial hardship is demonstrated as a result of COVID-19. At its highest point as of May 31, 2020, total loan forbearances represented 15.77% of the Corporation's total loan portfolio. As of September 30, 2021, total loan forbearances represented 0.20% of the total loan portfolio.

COVID-19 Loan Modifications Outstanding As Of
	December 31, 2020		March 31, 2021		June 30, 2021		September 30, 2021
	# Clients	Total Loan Balance	# Clients	Total Loan Balance	# Clients	Total Loan Balance	# Clients	Total Loan Balance

Commercial	13	$19.8 million	22	$25.2 million	19	$20.3 million	5	$2.9 million
Retail and Residential	18	$1.0 million	16	$1.1 million	5	$0.2 million	6	$0.1 million

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

Paycheck Protection Program Initiative

As part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), Congress established the Paycheck Protection Program (PPP) under the direction of the United States Small Business Administration (SBA). Included in the legislation, and additional legislation approved by Congress on April 23, 2020 and June 5, 2020, was a total of $659 billion to assist small businesses by providing SBA guaranteed loans to help pay for payroll, in addition to other expenses such as interest expense on mortgages, rent or utility payments. PPP loans have an interest rate of 1.0% and two-year or five-year loan terms to maturity. The funds are an effort to encourage retention of employees and up to the entire loan balance and interest may be forgiven, if the borrower meets certain predetermined SBA criteria. Businesses with less than 500 employees are eligible, although certain corporate organizational structures were not included in the legislation. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. The PPP ended new loans in May, 2021.

The Corporation successfully navigated the processes set forth by the SBA and assisted customers and non-customers through Phase 1 of the PPP, originating a total of 1,260 loans. As of September 30, 2021, 173 loans totaling $5.9 million were outstanding related to Phase 1 of the PPP, a portion of which may not be forgiven. The Corporation then assisted the businesses who received PPP loans with the forgiveness application phase of the program. As of September 30, 2021, 1,105 loans totaling $184.6 million were forgiven by the SBA related to Phase 1 of the PPP.

A second phase of COVID-19 Relief totaling $248 billion to provide PPP loans to certain eligible small businesses was included in the Consolidated Appropriation Act of 2021, signed into law by the President on December 27, 2020. As of September 30, 2021, 695 loans totaling $62.2 million were outstanding related to Phase 2 of the PPP, a portion of which may not be forgiven. As of September 30, 2021, 185 loans totaling $16.3 million, were forgiven by the SBA.

Outlook

Management believes that the Corporation's liquidity position is strong. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, FHLB borrowings, securities sold under agreements to repurchase and other borrowings. At September 30, 2021, the Corporation's cash and cash equivalents balance was $61.7 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of September 30, 2021, the Corporation's investment in securities available for sale was $761.5 million, $553.1 million of which was not pledged as collateral. Additionally, the Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $187.3 million as of September 30, 2021. The Corporation did not experience excessive draws on available working capital lines of credit and home equity lines of credit during the first nine months of 2021 due to the COVID-19 pandemic, nor has the Corporation experienced any significant or unusual activity related to customer reaction to the COVID-19 pandemic that would create stress on the Corporation's liquidity position.
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

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	September 30, 2021	December 31, 2020	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$61,697	$108,538	$(46,841)	(43.2)%
Total investment securities, FHLB, and FRB stock	771,209	562,772	208,437	37.0%

Loans, net of deferred loan fees	1,516,668	1,536,463	(19,795)	(1.3)%
Allowance for loan losses	(20,940)	(20,924)	(16)	0.1%
Loans, net	1,495,728	1,515,539	(19,811)	(1.3)%

Goodwill and other intangible assets, net	21,850	22,082	(232)	(1.1)%
Other assets	67,172	70,520	(3,348)	(4.7)%
Total assets	$2,417,656	$2,279,451	$138,205	6.1%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,173,822	$2,037,774	$136,048	6.7%
Long-term advances and other debt	3,659	3,849	(190)	(4.9)%
Other liabilities	34,036	38,129	(4,093)	(10.7)%
Total liabilities	2,211,517	2,079,752	131,765	6.3%

Total shareholders’ equity	206,139	199,699	6,440	3.2%
Total liabilities and shareholders’ equity	$2,417,656	$2,279,451	$138,205	6.1%

Cash and Cash Equivalents
The decrease in cash and cash equivalents can be attributed to changes in securities, loans, and deposits.

Investment securities
The increase in investment securities can be mostly attributed to purchases in the amount of $335.3 million, offset by a decrease of $110.3 million in paydowns and a decrease in the fair value of the portfolio of $16.5 million, due to increases in interest rates.

Loans, net
The decrease in loans, net of deferred loan fees, can be primarily attributed to decreases of $97.9 million in commercial and agricultural loans, $8.3 million in other consumer loans and $0.8 million in indirect consumer loans, offset by growth of $72.5 million in commercial mortgages, and $14.6 million in residential mortgages. The Paycheck Protection Program (PPP) accounted for a net decrease of $82.8 million in loan balances. The net decrease in PPP loans outstanding was comprised of $77.7 million of phase two loan originations and $160.5 million of loans forgiven.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net, can be attributed to the amortization of intangible assets.

Deposits
The increase in deposits can be attributed to increases of $104.8 million in non-interest-bearing demand deposits, $57.5 million in money market accounts, and $29.3 million in savings deposits, partially offset by decreases of $55.3 million in time deposits, and $0.1 million in interest-bearing demand deposit accounts.

Other liabilities
The decrease in other liabilities can be mostly attributed to a decrease of $4.4 million in interest rate swap liabilities.

Shareholders’ equity
Shareholders’ equity was $206.1 million at September 30, 2021 compared to $199.7 million at December 31, 2020. The increase can be mostly attributed to earnings of $20.0 million, during the nine months ended September 30, 2021, partially offset by a decrease in accumulated other comprehensive income (loss) of $9.5 million and $4.1 million in dividends declared during the nine months ended September 30, 2021. The decrease in accumulated other comprehensive income (loss) can be mostly attributed to a decrease in the fair market value of the securities portfolio. Treasury stock increased $0.4 million, primarily due to the repurchase of the Corporation's common stock, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans and directors' stock plans. As of September 30, 2021, 26,456 shares have been repurchased at an average cost of $36.52 per share, pursuant to the Corporation's stock repurchase plan.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.229 billion at September 30, 2021, including $322.5 million of assets held under management or administration for the Corporation, compared to $2.091 billion at December 31, 2020, including $305.5 million of assets held under management or administration for the Corporation, an increase of $138.0 million, or 6.60%.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity. The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	September 30, 2021			December 31, 2020
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government	40,499	40,337	5.3%	$—	$—	—%
Mortgage-backed securities, residential and collateralized mortgage obligations	588,555	586,126	77.0%	458,245	467,866	84.4%
Obligations of states and political subdivisions	40,331	42,352	5.6%	40,662	43,405	7.8%
Other securities	92,612	92,716	12.1%	43,455	43,340	7.8%
Total	$761,997	$761,531	100.0%	$542,362	$554,611	100.0%
The available for sale segment of the securities portfolio totaled $761.5 million at September 30, 2021, an increase of $206.9 million, or 37.3%, from $554.6 million at December 31, 2020. The increase can be mostly attributed to purchases in the amount of $333.4 million, offset by a decrease of $109.7 million in paydowns, and a decrease in the fair value of the portfolio of $16.7 million due to increases in interest rates.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit. These securities totaled $3.2 million at September 30, 2021 and $2.5 million at December 31, 2020.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans. Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2020 to September 30, 2021 (in thousands):

LOANS
	September 30, 2021	December 31, 2020	Dollar Change	Percentage Change
Commercial and agricultural	$271,075	$368,946	$(97,871)	(26.5)%
Commercial mortgages	789,154	716,608	72,546	10.1%
Residential mortgages	253,991	239,401	14,590	6.1%
Indirect consumer loans	119,772	120,538	(766)	(0.6)%
Other consumer loans	82,676	90,970	(8,294)	(9.1)%
Total loans, net of deferred loan fees	$1,516,668	$1,536,463	$(19,795)	(1.3)%

Portfolio loans totaled $1.517 billion at September 30, 2021, a decrease of $19.8 million, or 1.3%, from $1.536 billion at December 31, 2020. The decrease in loans can be attributed to decreases of $97.9 million in commercial and agricultural loans, $8.3 million in other consumer loans and $0.8 million in indirect consumer loans, offset by increases of $72.5 million in commercial mortgages and $14.6 million in residential mortgages.

The decrease in commercial and agricultural loans can be primarily attributed to a net decrease of $82.8 million of PPP loans due to a total of $160.5 million of paydowns received from the SBA as part of the forgiveness phase of the Paycheck Protection Program (PPP). The Corporation originated $77.7 million in commercial loans related to Phase 2 of the PPP. Residential mortgage loans totaled $254.0 million at September 30, 2021, an increase of $14.6 million, or 6.1%, from December 31, 2020. During the nine months ended September 30, 2021, $75.6 million of residential mortgages were originated, of which $29.0 million were sold in the secondary market to Freddie Mac.

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

LOANS BY DIVISION
	September 30, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Chemung Canal Trust Company*^	$642,176	$658,468	$576,399	$603,133	$630,732
Capital Bank Division	874,492	877,995	732,820	708,773	681,092
Total loans	$1,516,668	$1,536,463	$1,309,219	$1,311,906	$1,311,824
* All loans, excluding those originated by the Capital Bank division.
^ Includes $40.0 million in the Western New York market

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Specific industries are identified using NAICS codes. The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At September 30, 2021 and December 31, 2020, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 45.5% and 40.9% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of September 30, 2021 and December 31, 2020.

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

The following table summarizes the Corporation's non-performing assets (in thousands):

NON-PERFORMING ASSETS
	September 30, 2021	December 31, 2020
Non-accrual loans	$3,225	$6,011
Non-accrual troubled debt restructurings	5,148	3,941
Total non-performing loans	8,373	9,952
Other real estate owned	171	237
Total non-performing assets	$8,544	$10,189

Ratio of non-performing loans to total loans	0.56%	0.65%
Ratio of non-performing assets to total assets	0.35%	0.45%
Ratio of allowance for loan losses to non-performing loans	250.08%	210.25%

Accruing loans past due 90 days or more (1)	$4	$2
Accruing troubled debt restructurings (1)	$5,679	$2,790
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $8.4 million at September 30, 2021, or 0.56% of total loans, compared to $10.0 million at December 31, 2020, or 0.65% of total loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $8.5 million, or 0.35% of total assets, at September 30, 2021, compared to $10.2 million, or 0.45% of total assets, at December 31, 2020. The decrease in non-performing loans can mostly be attributed to payments received on non-performing residential mortgages and home equity lines and loans. The decrease in non-performing assets can be attributed to the decrease in non-performing loans.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more increased from $2 thousand at December 31, 2020 to $4 thousand at September 30, 2021.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs. As of September 30, 2021, the Corporation had $5.1 million of non-accrual TDRs compared to $3.9 million as of December 31, 2020. As of September 30, 2021 and December 31, 2020, the Corporation had $5.7 million and $2.8 million respectively, of accruing TDRs.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The unpaid principal balance of impaired loans at September 30, 2021 totaled $18.8 million, including TDRs of $10.8 million, compared to $16.5 million, including TDRs of $6.7 million, at December 31, 2020. Included in the recorded investment of impaired loans at September 30, 2021, were loans totaling $5.3 million for which impairment allowances of $3.4 million have been specifically allocated to the allowance for loan losses. As of December 31, 2020, the impaired loan total included $1.8 million of loans for which specific impairment allowances of $1.5 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $20.9 million at September 30, 2021, and December 31, 2020. The ratio of allowance for loan losses to total loans was 1.38% at September 30, 2021, compared to 1.36% at December 31, 2020. Net recoveries for the nine months ended September 30, 2021 were $0.1 million, compared to net charge-offs for the nine months ended September 30, 2020 of $2.9 million.

The table below summarizes the Corporation’s loan loss experience for the nine months ended September 30, 2021 and 2020 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Nine Months Ended September 30,
	2021	2020
Balance of allowance for loan losses at beginning of period	$20,924	$23,478

Charge-offs:
Commercial and agricultural	25	134
Commercial mortgages	44	2,143
Residential mortgages	71	56
Consumer loans	510	915
Total charge-offs	650	3,248

Recoveries:
Commercial and agricultural	283	27
Commercial mortgages	2	2
Residential mortgages	10	49
Consumer loans	424	293
Total recoveries	719	371

Net charge-offs (recoveries)	(69)	2,877
Provision (credit) for loan losses	(53)	3,989
Balance of allowance for loan losses at end of period	$20,940	$24,590

Ratio of annualized net charge-offs (recoveries) to average loans outstanding	(0.01)%	0.27%
Ratio of allowance for loan losses to total loans outstanding	1.38%	1.60%

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2020 to September 30, 2021 (in thousands):

DEPOSITS
	September 30, 2021	December 31, 2020	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$725,181	$620,423	$104,758	16.9%
Interest-bearing demand deposits	282,036	282,172	(136)	—%
Insured money market accounts	661,049	603,583	57,466	9.5%
Savings deposits	275,137	245,865	29,272	11.9%
Time deposits	230,419	285,731	(55,312)	(19.4)%
Total	$2,173,822	$2,037,774	$136,048	6.7%

Deposits totaled $2.174 billion at September 30, 2021 compared to $2.038 billion at December 31, 2020, an increase of $136.0 million, or 6.7%. The increase was attributable to increases of $104.8 million in non-interest-bearing demand deposits, $57.5 million in money market accounts, and $29.3 million in savings deposits, partially offset by decreases of $55.3 million in time deposits and $0.1 million in interest-bearing demand deposits. The growth in deposits was due primarily to increases of $54.7 million in consumer funds, $48.5 million in commercial deposits, and $32.8 million in public deposits. The increase in deposits was partially due to the collection of stimulus funds and PPP loan disbursements. At September 30, 2021, demand deposit and money market accounts comprised 76.7% of total deposits compared to 73.9% at December 31, 2020.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	September 30, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Chemung Canal Trust Company*	$1,782,737	$1,686,370	$1,317,225	$1,328,658	$1,264,883
Capital Bank Division	391,085	351,404	254,913	240,579	202,563
Total	$2,173,822	$2,037,774	$1,572,138	$1,569,237	$1,467,446
*All deposits, excluding those originated by the Capital Bank division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. Brokered deposits include funds obtained through brokers. There were no deposits obtained through brokers as of September 30, 2021 and December 31, 2020. Deposits obtained through the CDARS and ICS programs were $335.7 million and $318.3 million as of September 30, 2021 and December 31, 2020, respectively. The increase in CDARS and ICS deposits was due to the seasonal inflow of municipal client balances.

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

Borrowings

Borrowings decreased $0.2 million to $3.7 million at September 30, 2021 from December 31, 2020, attributable to normal recurring finance lease payments.

Shareholders’ Equity

Total shareholders' equity increased $6.4 million from $199.7 million at December 31, 2020 to $206.1 million at September 30, 2021, due primarily to an increase in retained earnings, offset by a decrease in accumulated other comprehensive (loss) income. The increase in retained earnings of $15.9 million was due primarily to earnings of $20.0 million, offset by $4.1 million in dividends declared during the nine months ended September 30, 2021. The decrease in accumulated other comprehensive income (loss) of $9.5 million can be mostly attributed to the decrease in the fair market value of the securities portfolio.

Treasury stock increased $0.4 million, primarily due to the Corporation's common stock repurchase program, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans and directors' stock plans. No shares were repurchased in the three month period ended September 30, 2021. For the nine month period ended September 30, 2021, the Corporation repurchased a total of 26,456 shares of common stock at a total cost of $1.0 million under the repurchase program at the weighted average cost of $36.52 per share. Remaining buyback authority under the share repurchase program was 223,544 shares at September 30, 2021.

The total shareholders’ equity to total assets ratio was 8.53% at September 30, 2021 compared to 8.76% at December 31, 2020.  The tangible equity to tangible assets ratio was 7.69% at September 30, 2021 compared to 7.87% at December 31, 2020. Book value per share increased to $44.00 at September 30, 2021 from $42.53 at December 31, 2020.

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

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of September 30, 2021, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

Pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), the FRB finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking regulators issued final rules to set the community bank leverage ratio at 8.5% for 2021. Community banks will have until January 1, 2022, before the community bank leverage ratio requirement will return to 9%. The Bank has not elected to use the community bank leverage ratio.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $187.3 million and $86.3 million at September 30, 2021 and December 31, 2020, respectively. The Corporation also had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at September 30, 2021 and December 31, 2020, respectively. No funds were drawn with respect to any of these arrangements as of September 30, 2021 and December 31, 2020.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$26,578	$19,987
Net cash used in investing activities	(204,669)	(336,089)
Net cash provided in financing activities	131,250	344,100
Net increase (decrease) in cash and cash equivalents	$(46,841)	$27,998

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first nine months of 2021 and 2020 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first nine months of 2021 predominantly resulted from purchases of securities available for sale offset by a net decrease in loans and principal paydowns on securities available for sale. Cash used in investing activities during the first nine months of 2020 predominantly resulted from purchases of securities available for sale, and a net increase in loans, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first nine months of 2021 predominantly resulted from a net increase in deposits. Cash provided by financing activities during the first nine months of 2020 predominantly resulted from a net increase in deposits.

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

Pursuant to the Regulatory Relief Act, the FRB finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking regulators issued final rules to set the community bank leverage ratio at 8.5% for 2021. Community banks will have until January 1, 2022, before the community bank leverage ratio requirement will return to 9%. The Bank has not elected to use the community bank leverage ratio.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of September 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of September 30, 2021, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of September 30, 2021 and December 31, 2020 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of September 30, 2021 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$210,023	14.08%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$201,814	13.55%	$119,176	8.00%	$156,418	10.50%	$148,970	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$191,355	12.83%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$183,164	12.30%	$89,382	6.00%	$126,624	8.50%	$119,176	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$191,355	12.83%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$183,164	12.30%	$67,036	4.50%	$104,279	7.00%	$96,830	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$191,355	7.97%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$183,164	7.65%	$95,745	4.00%	N/A	N/A	$119,682	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2020 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$192,960	13.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$185,606	13.12%	$113,182	8.00%	$148,551	10.50%	$141,478	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$175,216	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	11.87%	$84,887	6.00%	$120,256	8.50%	$113,182	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$175,216	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	11.87%	$63,665	4.50%	$99,034	7.00%	$91,960	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$175,216	7.90%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	7.59%	$88,474	4.00%	N/A	N/A	$110,592	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At September 30, 2021, the Bank could, without prior approval, declare dividends of approximately $34.3 million.

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

						As of the
	As of the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2021	2021	2021	2020	2020	2021	2020
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
Net interest income (GAAP)	$16,832	$16,079	$15,786	$16,397	$15,869	$48,697	$46,522
Fully taxable equivalent adjustment	94	92	91	89	85	277	255
Fully taxable equivalent net interest income (non-GAAP)	$16,926	$16,171	$15,877	$16,486	$15,954	$48,974	$46,777

Average interest-earning assets (GAAP)	$2,327,817	$2,352,908	$2,251,334	$2,144,891	$1,986,043	$2,310,968	$1,877,966

Net interest margin - fully taxable equivalent (non-GAAP)	2.88%	2.76%	2.86%	3.06%	3.20%	2.83%	3.33%

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

						As of the
	As of the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2021	2021	2021	2020	2020	2021	2020
EFFICIENCY RATIO
Net interest income (GAAP)	$16,832	$16,079	$15,786	$16,397	$15,869	$48,697	$46,522
Fully taxable equivalent adjustment	94	92	91	89	85	277	255
Fully taxable equivalent net interest income (non-GAAP)	$16,926	$16,171	$15,877	$16,486	$15,954	$48,974	$46,777

Non-interest income (GAAP)	$5,970	$6,492	$5,621	$5,975	$5,339	$18,083	$15,150
Less: net (gains) losses on security transactions	—	—	—	—	—	—	—
Adjusted non-interest income (non-GAAP)	$5,970	$6,492	$5,621	$5,975	$5,339	$18,083	$15,150

Non-interest expense (GAAP)	$14,100	$13,851	$13,353	$15,597	$13,362	$41,304	$40,339
Less: amortization of intangible assets	(42)	(89)	(101)	(113)	(120)	(232)	(371)
Adjusted non-interest expense (non-GAAP)	$14,058	$13,762	$13,252	$15,484	$13,242	$41,072	$39,968

Efficiency ratio (unadjusted)	61.84%	61.37%	62.38%	69.72%	63.00%	61.85%	65.41%
Efficiency ratio (adjusted)	61.40%	60.72%	61.64%	68.94%	62.19%	61.25%	64.54%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2021	2021	2021	2020	2020	2021	2020
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$206,139	$203,977	$194,784	$199,699	$197,005	$206,139	$197,005
Less: intangible assets	(21,850)	(21,892)	(21,981)	(22,082)	(22,195)	(21,850)	(22,195)
Tangible equity (non-GAAP)	$184,289	$182,085	$172,803	$177,617	$174,810	$184,289	$174,810

Total assets (GAAP)	$2,417,656	$2,380,712	$2,442,495	$2,279,451	$2,165,014	$2,417,656	$2,165,014
Less: intangible assets	(21,850)	(21,892)	(21,981)	(22,082)	(22,195)	(21,850)	(22,195)
Tangible assets (non-GAAP)	$2,395,806	$2,358,820	$2,420,514	$2,257,369	$2,142,819	$2,395,806	$2,142,819

Total equity to total assets at end of period (GAAP)	8.53%	8.57%	7.97%	8.76%	9.10%	8.53%	9.10%
Book value per share (GAAP)	$44.00	$43.57	$41.60	$42.53	$41.51	$44.00	$41.51

Tangible equity to tangible assets at end of period (non-GAAP)	7.69%	7.72%	7.14%	7.87%	8.16%	7.69%	8.16%
Tangible book value per share (non-GAAP)	$39.34	$38.90	$36.91	$37.83	$36.83	$39.34	$36.83

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except ratio data)	2021	2021	2021	2020	2020	2021	2020
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$208,023	$200,627	$200,035	$198,036	$196,569	$202,923	$192,299
Less: average intangible assets	(21,868)	(21,946)	(22,043)	(22,142)	(22,267)	(21,952)	(22,390)
Average tangible equity (non-GAAP)	$186,155	$178,681	$177,992	$175,894	$174,302	$180,971	$169,909

Return on average equity (GAAP)	12.68%	13.58%	13.24%	10.51%	11.56%	13.16%	9.74%
Return on average tangible equity (non-GAAP)	14.16%	15.25%	14.88%	11.84%	13.03%	14.75%	11.03%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2021	2021	2021	2020	2020	2021	2020
NON-GAAP NET INCOME
Reported net income (GAAP)	$6,646	$6,795	$6,530	$5,233	$5,711	$19,971	$14,029
Net (gains) losses on security transactions (net of tax)	—	—	—	—	—	—	—
Non- GAAP net income	$6,646	$6,795	$6,530	$5,233	$5,711	$19,971	$14,029

Average basic and diluted shares outstanding	4,684	4,683	4,691	4,702	4,773	4,687	4,836

Reported basic and diluted earnings per share (GAAP)	$1.42	$1.45	$1.39	$1.11	$1.19	$4.26	$2.90
Reported return on average assets (GAAP)	1.09%	1.11%	1.12%	0.93%	1.08%	1.11%	0.95%
Reported return on average equity (GAAP)	12.68%	13.58%	13.24%	10.51%	11.56%	13.16%	9.74%

Non-GAAP basic and diluted earnings per share	$1.42	$1.45	$1.39	$1.11	$1.19	$4.26	$2.90
Non-GAAP return on average assets	1.09%	1.11%	1.12%	0.93%	1.08%	1.11%	0.95%
Non-GAAP return on average equity	12.68%	13.58%	13.24%	10.51%	11.56%	13.16%	9.74%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At September 30, 2021, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 7.33% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 7.52%. Both are within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. At September 30, 2021, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 2.78%. An immediate 200-basis point increase in interest rates would negatively impact the market value by 4.18%. Both are within the Corporation's policy guidelines.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2021 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2021. In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of September 30, 2021.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 23, 2021.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2021	—	$—	—	223,544
August 1 - August 31, 2021	—	—	—	223,544
September 1 - September 30, 2021	—	—	—	223,544
Quarter ended September 30, 2021	—	$—	—	223,544
(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended September 30, 2021, no shares had been purchased under this plan. Since the inception of the plan, a total of 26,456 shares have been purchased under the plan.

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

CHEMUNG FINANCIAL CORPORATION

DATED: November 10, 2021	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: November 10, 2021	By: /s/ Karl F. Krebs
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