Form 10-K
period 2021-12-31
CHEMUNG FINANCIAL CORP
filed 2022-03-23
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _____________
Commission File Number 001-35741
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

Based upon the closing price of the registrant's Common Stock as of June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of the registrant was $165,897,974.

As of March 11, 2022, there were 4,672,949 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2022 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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
•As of April 2, 2021, the Corporation received all regulatory approvals to operate a branch office in a new market in the Buffalo Metropolitan Area.
As a result of these transactions and organic growth, the Corporation had $2.418 billion in consolidated assets, $1.518 billion in loans, $2.155 billion in deposits, and $211.5 million in shareholders’ equity at December 31, 2021.

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
For additional information, including information concerning the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. There were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2021. For additional information concerning the effect of COVID-19 on our business, please refer to pages 47-48.

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
The Bank offers interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Bank to originate a mortgage based on short-term LIBOR rates and allow the borrower to swap into a longer term fixed rate. The Bank simultaneously sells an offsetting back-to-back swap to an investment grade national bank so that it does not retain this fixed-rate risk. The swap agreements are free-standing derivatives and are recorded at fair value in the Bank's consolidated balance sheets. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. Guidance from the FRB and other regulatory agencies indicated that no new contracts should be entered into after December 31, 2021 that reference LIBOR. The Corporation plans to begin using SOFR or other acceptable reference rates for new loans originated, beginning in 2022. Additionally, management is reviewing existing contracts that reference LIBOR to determine if adjustments are needed to fallback language, prior to the June 30, 2023 end date.
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
The Bank has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by the ALCO. Under the policy, derivative financial instruments with counterparties, who are not customers, are limited to a national financial institution. Cash and/or certain qualified securities are required to serve as collateral when exposures exceed $100 thousand, with a minimum collateral coverage of $150 thousand. The credit worthiness of the customer is reviewed internally by the Bank's credit department.

Wealth Management Strategy

With $2.325 billion of assets under management or administration at December 31, 2021, including $344.2 million of assets held under management or administration for the Corporation, WMG is responsible for the largest component of the Corporation's non-interest income. Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee, and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning, and employee benefit administrative services. The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

Market Area and Competition

The Bank operates 31 branch offices located in 13 counties in New York and Bradford County in Pennsylvania. Bank branch offices are located in the following New York counties: Chemung, where the Bank is headquartered, Broome, Cayuga, Cortland, Erie, Schuyler, Seneca, Steuben, Tioga and Tompkins. The Bank also operates under the name “Capital Bank, a division of Chemung Canal Trust Company,” with branch offices located in Albany, Saratoga, and Schenectady counties in New York.
Albany, Saratoga, and Schenectady counties rely heavily on business related to New York State government activities, the nanotechnology industry, and colleges located within these counties. Tompkins County is dominated by the presence of Cornell University and Ithaca College. The world headquarters of Corning Incorporated, the region’s largest employer, is located in Steuben County. The remaining New York counties have a combination of service, small manufacturing and tourism-related businesses, with colleges located in Broome, Chemung, and Cortland counties. Bradford County's largest employers are a combination of service and small manufacturing businesses, along with the natural gas industry.
During 2021, the Corporation entered a new market in the Buffalo Metropolitan Area. After New York City, this region is the second largest population center in New York State. Erie County has a diverse mix of industrial, light manufacturing, high technology and service-oriented private sector companies. The region also has reliance on higher education with the University of Buffalo, Buffalo State College as well as several private colleges. The region's largest employers are affiliated with the healthcare industry, primarily located in the medical corridor.
Within all these market areas, the Bank encounters intense competition in the lending and deposit gathering aspects of its business from local, regional and national commercial banks and thrift institutions, credit unions and other providers of financial services, such as brokerage firms, investment companies, insurance companies, Fintech, and internet banking entities. The Bank also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make loans to certain borrowers. Many of these competitors are not subject to regulation as extensive as that affecting the Bank and, as a result, may have a competitive advantage over the Bank in certain respects. This is particularly true of credit unions because their pricing structure is not encumbered by the payment of income taxes.
Similarly, the competition for the Bank's wealth management services is primarily from local offices of national brokerage firms, independent investment advisors, national and regional banks as well as internet based brokerage and advisory firms. The Bank operates full-service wealth management centers in Chemung, Broome, and Albany counties in New York.

Human Capital Resources

In order to accomplish our mission to remain a strong financial-services organization and create value for shareholders, clients, employees and the communities we serve, we must attract and retain the highest quality talent in each of our markets. We offer an inclusive, safe and healthy work environment, maintain the highest standards of business ethics and provide opportunities for career development and advancement, along with a competitive benefits package.

Employee Profile
As of December 31, 2021 we employed 337 full time equivalent employees in 31 locations in New York and Pennsylvania. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We believe our relationship with our employees to be good. As of December 31, 2021 our workforce was 72% female and 28% male, and our average tenure was 8.9 years. Our Executive Management Team has an average tenure of 12 years. We continue to focus on diversity and inclusion among our workforce.

Total Rewards
We offer a competitive total rewards package for all employees, including competitive base pay, incentive plans for all employees, a 401(k) match, a non-discretionary company 401(k) contribution, health, dental, and vision insurance, life insurance, company contributions to a health savings account, paid time off, family leave, flexible work schedules, tuition reimbursement, and the opportunity to volunteer in the community during work hours.

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

Loans to One Borrower

The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by certain readily marketable collateral. At December 31, 2021, the Bank’s legal lending limit on loans to one borrower was $31.5 million for loans not fully secured by readily marketable collateral and $34.6 million for loans secured by readily marketable collateral. The Bank’s internal limit on loans is set at $15.0 million. At December 31, 2021, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Payment of Dividends

The Bank is subject to substantial regulatory restrictions affecting its ability to pay dividends to the Corporation. Under FRB and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the FRB and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2021, approximately $38.9 million was available for the payment of dividends by the Bank to the Corporation without prior approval. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

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

The Corporation is not subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.
In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile. As of December 31, 2021, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.
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
Under the Final Rule, a depository institution or holding company that satisfies certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%, would be considered a "qualifying community banking organization" and may elect (but is not required) to use the CBLR framework. If this election is made, the qualifying community banking organization would be considered to have satisfied the Federal Agencies' generally applicable risk-weighted and leverage capital requirements (the "Basel III capital framework") and would be considered to be well-capitalized under the Federal Agencies' prompt corrective action ("PCA") rules. Under the CBLR framework, a qualifying community banking organization would satisfy the regulatory capital requirements by calculating and reporting a single leverage ratio, i.e., the CBLR, which would require significantly less data than needed to calculate the capital ratios, under the Basel III capital framework and eliminate the time consuming need to risk-weight assets. The Final Rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking regulators issued final rules to set the community bank leverage ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the community bank leverage ratio increased to 8.5% for the calendar year. Community banks have until January 1, 2022, before the community bank leverage ratio requirement will return to 9%. The Bank has not elected to use the community bank leverage ratio.

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

Federal Home Loan Bank

The Bank is also a member of the FHLBNY, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLBNY, including the requirement to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with the rules and requirements of the FHLBNY at December 31, 2021.

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

Additional Important Legislation and Regulation

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) pandemic and stimulate the economy. The legislation included direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program (“PPP”) and Main Street Lending Program (“MSLP”). Certain provisions of the CARES Act, relevant to financial institutions, include:
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
•Temporarily reducing the CBLR to 8%. The ratio increased to 8.5% for 2021 and reverts back to 9% thereafter; and
•The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which period has subsequently been extended several times by federal mortgage-backing agencies.
New York State COVID-19 Emergency Eviction and Foreclosure Prevention Act of 2020

The Act prevents residential evictions, foreclosure proceedings, tax lien sales or foreclosures, credit discrimination and negative credit reporting related to the COVID-19 pandemic. The Act places these moratoriums until January 15, 2022.

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

The Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Among other things, the Dodd-Frank Act (i) created the Consumer Financial Protection Bureau as an independent bureau to assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators; (although institutions of less than $10 billion in assets, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of their primary federal bank regulator rather than the Consumer Financial Protection Bureau); (ii) directed changes in the way that institutions are assessed for deposit insurance; (iii) as discussed under “Regulatory Capital Requirements,” mandated the revision of regulatory capital requirements; (iv) codified the FRB’s long-standing policy that a bankholding company must serve as a source of financial and managerial strength for its subsidiary banks; (v) required regulations requiring originators of certain securitized loans to retain a percentage of the risk for the transferred loans; (vi) stipulated regulatory rate-setting for certain debit card interchange fees; (vii) repealed restrictions on the payment of interest on commercial demand deposits; (viii) enacted the so-called Volcker Rule, which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge funds; (ix) contained a number of reforms related to mortgage originations; and (x) as discussed under “Federal Securities Law,” enacted certain proxy disclosures regarding executive compensation and corporate governance.

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

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could adversely affect the Corporation's financial condition and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States, resulting in an unprecedented slow-down in economic activity. Various state governments and federal agencies have required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and legislation provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;
•loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
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
•a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
•the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, that would adversely impact our results of operations and the ability of the Bank to pay dividends to us;
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•FDIC premiums may increase if the agency experience additional resolution costs.

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
At December 31, 2021, the Corporation’s portfolio of commercial real estate and business loans totaled $1.060 billion or 69.8% of total loans. The Corporation plans to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and business loans often depends on the successful operation and income stream of the borrower’s business. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans. Also, some of the Corporation’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans. In some instances, the Corporation has originated unsecured commercial loans with certain high net worth individuals who have personally guaranteed such loans. This type of commercial loan has an increased risk of loss if the Corporation is unable to collect repayment through legal action due to personal bankruptcy or other financial limitations of the borrower. The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected.

Loan participations may have a higher risk of loss than loans the Bank originates because the Bank is not the lead lender and has limited control over credit monitoring.

The Corporation occasionally purchases commercial real estate and commercial and industrial loan participations secured by properties outside its market area in which the Bank is not the lead lender. The Corporation has purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets located primarily in New York, and Pennsylvania. Loan participations may have a higher risk of loss than loans the Bank originates because we rely on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that the Bank originates. At December 31, 2021, loan participation balances where the Bank is not the lead lender totaled $123.5 million, or 8.14% of our loan portfolio. At December 31, 2021, commercial and industrial loan participations outside our market area totaled $11.7 million, or 4.54% of the commercial and industrial loan portfolio and commercial real estate loan participations outside our market area totaled $0.3 million, or 0.03% of the commercial real estate loan portfolio. If the Bank’s underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

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

At December 31, 2021, $118.6 million, or 7.8% of our total loan portfolio, consisted of automobile loans, primarily originated through automobile dealers for the purchase of new or used automobiles. The Corporation serves customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower's continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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

The Judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines were the result of the economic crisis, the COVID-19 pandemic, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons, historical issues at the largest mortgage loan servicers, and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and the Corporation’s ability to minimize its losses.

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

The Corporation’s results of operations and financial condition are significantly affected by changes in interest rates. The Corporation's financial results depend substantially on net interest income, which is the difference between the interest income that it earns on interest-earning assets and the interest expense paid on interest-bearing liabilities. If the Corporation’s interest- bearing liabilities mature or reprice more quickly than its interest-earning assets in a given period as a result of increasing interest rates, net interest income may decrease. Likewise, net interest income may decrease if interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period as a result of decreasing interest rates. The Corporation has taken steps to mitigate this risk, such as holding fewer longer-term residential mortgages, as well as investing excess funds in shorter-term investments. In recent years the FRB’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. On March, 16, 2022 the Federal Open Market Committee of the Federal Reserve raised the benchmark interest rate by 0.25%, partially in response to increasing inflation. This is expected to be one of potentially several rates increases by the FRB within the upcoming year.
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

As part of the Corporation's strategy for continued growth, it may open additional branches. In 2021, the Corporation opened a new full-service branch in Clarence, New York. New branches do not initially contribute to operating profits due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that additional branches are opened, the Corporation may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on the Corporation's levels of net income, return on average equity and return on average assets.
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

We are subject to the Community Reinvestment Act and fair lending laws, and alleged failure to comply with fair lending laws has led to material penalties.

The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. On June 24, 2021, the Bank and the New York State Department of Financial Services agreed to the settlement provisions set forth in a Consent Order pertaining to alleged violations of New York’s Fair Lending Law and the federal Equal Credit Opportunity Act relating to the Bank’s indirect automobile lending program. The Bank agreed to pay restitution to impacted borrowers of $53,000 and a civil monetary penalty of $350,000 to the New York State Department of Financial Services. The Bank is analyzing 2020 and 2021 individual lending and additional restitution to impacted borrowers may be owed. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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
Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber-attacks or campaigns, military conflict such as the current conflict between Russia and Ukraine, terrorism or other geopolitical events. Global market disruptions may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the FRB has indicated its intention to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact their ability to repay their loans with us.

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

Corporate Headquarters
Executive and Administrative Offices
One Chemung Canal Plaza, Elmira, NY 14901

Wealth Management Group Regional Offices
305 E. Water Street, Elmira, NY 14901
127 Court Street, Binghamton, NY 13901
132-136 State Street, Albany, NY 12207

Full-Service Branches - New York

Albany County	Saratoga County
*132-136 State St., Albany, NY 12207	*25 Park Ave., Clifton Park, NY 12065
*65 Wolf Rd., Albany, NY 12205	*3057 Route 50, Saratoga Springs, NY 12866
*581 Loudon Rd., Latham, NY 12110
*1365 New Scotland Rd., Slingerlands, NY 12159	Schenectady County
*2 Rush St., Schenectady, NY 12305
Broome County
*127 Court St., Binghamton, NY 13901	Schuyler County
*100 Rano Blvd., Vestal, NY 13850	318 N. Franklin St., Watkins Glen, NY 14891
303 W. Main St., Montour Falls, NY 14865
Cayuga County
*110 Genesee St., Auburn, NY 13021	Seneca County
185 Grant Ave., Auburn, NY 13021	54 Fall St., Seneca Falls, NY 13148

Chemung County	Steuben County
One Chemung Canal Plaza, Elmira, NY 14901	*201 Bath and Hammondsport RR, Bath, NY 14810
628 W. Church St., Elmira, NY 14905	149 West Market St., Corning, NY 14830
951 Pennsylvania Ave., Elmira, NY 14904
100 W. McCann's Blvd., Elmira Heights, NY 14903	Tioga County
29 Arnot Rd., Horseheads, NY 14845	203 Main St., Owego, NY 13827
602 S. Main St., Horseheads, NY 14845	405 Chemung St., Waverly, NY 14892

Cortland County	Tompkins County
*1094 State Rte. 222, Cortland, NY 13045	806 W. Buffalo St., Ithaca, NY 14850
304 Elmira Rd., Ithaca, NY 14850
Erie County	*909 Hanshaw Rd., Ithaca, NY 14850
*9159 Main Street, Clarence, NY 14031

Full-Service Branches - Pennsylvania (Bradford County)
5 West Main St., Canton, PA 17724	159 Canton St., Troy, PA 16947

CFS Group
One Chemung Canal Plaza, Elmira, NY 14901
Available by appointment at all bank locations

* Leased facilities and/or property

Leased Off-Site ATM Locations
Albany Capital Center	Albany, NY
E-Z Food Mart	Elmira, NY
Ithaca College	Ithaca, NY

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. On February 4, 2020, the Corporation filed a lawsuit against Pioneer Bank, Albany, New York, in the Supreme Court of the State of New York in the County of Albany. As disclosed in the Corporation's September 12, 2019 Current Report of Form 8-K, the Bank owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. The Corporation's complaint alleges that Pioneer Bank, as lead bank, breached the participation agreement and engaged in fraud and negligent misrepresentation. The Corporation received a recovery of $0.5 million in April 2020, and continues to pursue recovery of the remaining $3.7 million and accumulated expenses as a result of purchasing the participation interest.

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity as of December 31, 2021.

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

Common Stock Market Prices and Dividends Paid
During the Past Two Years

December 31, 2021	High	Low	Dividends
4th Quarter	$48.33	$44.29	$0.31
3rd Quarter	48.30	42.81	0.31
2nd Quarter	46.60	42.09	0.31
1st Quarter	44.73	33.46	0.26

December 31, 2020	High	Low	Dividends
4th Quarter	$39.41	$28.57	$0.26
3rd Quarter	31.83	24.68	0.26
2nd Quarter	30.99	23.85	0.26
1st Quarter	42.38	23.27	0.26

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

As of March 11, 2022, there were 467 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2021:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/01/21	-	10/31/21	—			—
11/01/21	-	11/30/21	—	$—	—	—
12/01/21	-	12/31/21	8,465	$44.88	8,465	215,079
Quarter ended 12/31/2021			8,465	$44.88	8,465	215,079

On January 8, 2021 the Corporation announced that the Board of Directors approved a new stock repurchase program whereby the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As March 11, 2022, a total of 49,184 shares were repurchased at an average cost of $40.42 per share.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Composite Index, KBW NASDAQ Bank Index, and S&P U.S. SmallCap Banks Index for the period of five years commencing December 31, 2016.

		Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Chemung Financial Corporation	100.00	135.66	119.28	125.57	104.08	146.29
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
KBW NASDAQ Bank Index	100.00	118.59	97.58	132.84	119.14	164.80
S&P U.S. SmallCap Banks Index	100.00	104.33	87.06	109.22	99.19	138.09

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2016.

The Total Returns Index for NASDAQ Composites, KBW NASDAQ Bank Index, and S&P SmallCap Bank Indices were obtained from S&P Global Market Intelligence, New York, NY.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following is the MD&A of the Corporation in this Form 10-K at December 31, 2021 and 2020, and for the years ended December 31, 2021, and 2020. The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation. Reference should be made to the accompanying audited consolidated financial statements and footnotes for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 2-5.

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

Critical Accounting Estimates

Critical accounting estimates include the areas where the Corporation has made what it considers to be particularly difficult, subjective or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with GAAP. As a result, the Corporation is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the years presented. Actual results could be different from these estimates.

Allowance for Loan Losses

Management considers the allowance for loan losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover probable incurred credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Corporation's results of operations. The allowance is established through a provision for loan losses in the Consolidated Statements of Income and is established based on management’s evaluation of the probable inherent losses in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances. Management's evaluation of the adequacy of the allowance for loan losses is performed on a quarterly basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience and review of specific impaired loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses.

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

While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Corporation's non-performing loans and potential problem loans, and the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. Real estate values in the Corporation’s market area did not increase dramatically in the prior several years, and, as a result, any declines in real estate values have been modest. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Corporation's allowance for loan losses policy would also require additional provisions for loan losses. The determination of the allowance also includes an evaluation of non-impaired loans and is based on historical loss experience adjusted for current factors. Please refer to Note 1 in the Corporation's consolidated financial statements which begins on page F-10, for further discussion.

Consolidated Financial Highlights

	As of or for the Years Ended
	December 31,	December 31,
(in thousands, except per share data)	2021	2020
RESULTS OF OPERATIONS
Interest and dividend income	$69,008	$66,907
Interest expense	3,419	3,988
Net interest income	65,589	62,919
Provision for loan losses	17	4,239
Net interest income after provision for loan losses	65,572	58,680
Non-interest income	23,870	21,124
Non-interest expenses	55,682	55,935
Income before income tax expense	33,760	23,869
Income tax expense	7,335	4,607
Net income	$26,425	$19,262

Basic and diluted earnings per share	$5.64	$4.01
Average basic and diluted shares outstanding	4,683	4,802

PERFORMANCE RATIOS
Return on average assets	1.09%	0.94%
Return on average equity	12.94%	9.94%
Return on average tangible equity (a)	14.49%	11.24%
Efficiency ratio (unadjusted) (f)	62.24%	66.56%
Efficiency ratio (adjusted) (a) (b)	61.71%	65.71%
Non-interest expense to average assets	2.30%	2.73%
Loans to deposits	70.44%	75.40%

AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	3.82%	4.06%
Yield on investments	1.34%	1.65%
Yield on interest-earning assets	2.99%	3.46%
Cost of interest-bearing deposits	0.22%	0.31%
Cost of borrowings	3.05%	1.65%
Cost of interest-bearing liabilities	0.23%	0.32%
Interest rate spread	2.76%	3.14%
Net interest margin, fully taxable equivalent	2.84%	3.25%

CAPITAL
Total equity to total assets at end of year	8.74%	8.76%
Tangible equity to tangible assets at end of year (a)	7.91%	7.87%

Book value per share	$45.09	$42.53
Tangible book value per share (a)	40.44	37.83
Year-end market value per share	46.45	33.95
Dividends declared per share	1.19	1.04

	As of or for the Years Ended
	December 31,	December 31,
(in thousands, except per share data)	2021	2020
AVERAGE BALANCES
Loans (c)	$1,545,579	$1,456,096
Interest-earning assets	2,324,498	1,945,062
Total assets	2,421,801	2,046,786
Deposits	2,179,128	1,807,478
Total equity	204,239	193,741
Tangible equity (a)	182,314	171,413

ASSET QUALITY
Net charge-offs (recoveries)	$(84)	$6,792
Non-performing loans (d)	8,114	9,952
Non-performing assets (e)	8,227	10,189
Allowance for loan losses	21,025	20,924

Annualized net charge-offs (recoveries) to average loans	(0.01)%	0.47%
Non-performing loans to total loans	0.54%	0.65%
Non-performing assets to total assets	0.34%	0.45%
Allowance for loan losses to total loans	1.38%	1.36%
Allowance for loan losses to non-performing loans	259.17%	210.25%

(a) See the GAAP to Non-GAAP reconciliations on pages 64-67.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal accruals and settlements divided by the total of fully taxable equivalent net interest income plus non-interest income less net gains on securities transactions.
(c) Loans include loans held for sale. Loans do not reflect the allowance for loan losses.
(d) Non-performing loans include non-accrual loans only.
(e) Non-performing assets include non-performing loans plus other real estate owned.
(f) Efficiency ratio (unadjusted) is non-interest bearing expense divided by the total of net interest income plus non-interest income.

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

The following table presents selected financial information for the years indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,
	2021	2020	Change	Percentage Change
Net interest income	$65,589	$62,919	$2,670	4.2%
Non-interest income	23,870	21,124	2,746	13.0%
Non-interest expenses	55,682	55,935	(253)	(0.5)%
Pre-provision income	33,777	28,108	5,669	20.2%
Provision for loan losses	17	4,239	(4,222)	(99.6)%
Income tax expense	7,335	4,607	2,728	59.2%
Net income	$26,425	$19,262	$7,163	37.2%

Basic and diluted earnings per share	$5.64	$4.01	$1.63	40.6%

Selected financial ratios
Return on average assets	1.09%	0.94%
Return on average equity	12.94%	9.94%
Net interest margin, fully taxable equivalent	2.84%	3.25%
Efficiency ratio (adjusted) (a)	61.71%	65.71%
Non-interest expense to average assets	2.30%	2.73%
(a) See the GAAP to Non-GAAP reconciliations on pages 64-67

Net income for the year ended December 31, 2021 was $26.4 million, or $5.64 per share, compared with net income of $19.3 million, or $4.01 per share, for the prior year. Return on average equity for the year ended December 31, 2021 was 12.94%, compared with 9.94% for the prior year. The increase in net income for the year ended December 31, 2021, compared to the prior year, was driven by increases in net interest income and non-interest income and decreases in the provision for loan losses and non-interest expenses, partially offset by an increase in income tax expense.

Net interest income
Net interest income increased $2.7 million, or 4.2% in 2021, compared with the prior year. The increase was due primarily to the impact of an increase of $379.4 million in average interest-earning assets, offset by the impact of a forty-one basis points decline in net interest margin.

Non-interest income
Non-interest income increased $2.7 million, or 13.0% in 2021, compared to the prior year. The increase was due primarily to increases of $1.6 million in wealth management group fee income, $0.8 million in interchange revenue from debit card transactions, $0.2 million in change in fair value of equity investments, and a $0.7 million one-time refund of real estate taxes, sales tax rebates and Mastercard incentives as compared to the prior year, offset by a $0.7 million decrease in net gains on sales of residential mortgage loans sold into the secondary market.

Non-interest expenses
Non-interest expenses decreased $0.3 million, or 0.5% in 2021, compared to the prior year. The decrease was due primarily to a decrease of $1.3 million in other non-interest expense, a $0.6 million increase in the credit related to the net periodic pension and post-retirement benefits, and a decrease of $0.4 million in furniture and equipment expenditures, offset by increases of $0.9 million in data processing expense, $0.5 million in pension and other employee benefits, $0.4 million in FDIC insurance, and $0.2 million in professional services. For the years ended December 31, 2021 and 2020, the ratio of non-interest expense to average assets was 2.30% and 2.73%, respectively.

Provision for loan losses
The provision for loan losses decreased $4.2 million, or 99.6% in 2021, compared to the prior year. The general component of the allowance based on historical loss experience was reduced in total by $1.6 million, primarily a result of the decrease in the pandemic related reserve which included $1.4 million released and $0.2 million utilized for downgraded loans, with a remaining balance of $2.4 million at December 31, 2021. The December 31, 2021 provision included a $1.5 million increase in reserves for impaired loans, primarily due to the impairment of one commercial real estate loan. Net recoveries were $0.1 million in 2021, compared with net charge-offs of $6.8 million in 2020. The decrease in net charge-offs when compared to the prior year was due primarily to a charge-off of a large commercial participation loan for $3.8 million and a $2.1 million partial charge-off of a commercial loan in 2020. In 2020, net charge-offs of $6.8 million were offset by a decline in reserves for impaired loans of $6.6 million. Additionally, the general component of the allowance based on historical loss experience increased by $2.8 million with the establishment of a $4.0 million reserve at year-end 2020 related to the pandemic, partially offset by a decrease of $1.2 million due to a net decrease in the historical loss factors due to a large 2018 loan charge-off which no longer impacted the calculation. Reserves also increased by $0.9 million in 2020 on other classified loans.

Income tax expense
Income tax expense increased $2.7 million, or 59.2% in 2021, compared to the prior year. The effective tax rate for 2021 increased to 21.7% compared to 19.3% for the prior year. The increase in income tax expense was primarily due to an increase in pretax income.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the years ended December 31, 2021 and 2020. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see page 37.

Net Interest Income

The following table presents net interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2021	2020	Change	Percentage Change
Interest and dividend income	$69,008	$66,907	$2,101	3.1%
Interest expense	3,419	3,988	(569)	(14.3)%
Net interest income	$65,589	$62,919	$2,670	4.2%

Net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities and the interest expense accrued on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the year ended December 31, 2021 totaled $65.6 million, an increase of $2.7 million, or 4.2%, compared with $62.9 million for the prior year. Fully taxable equivalent net interest margin was 2.84% for the year ended December 31, 2021 compared with 3.25% for the prior year. The increase in net interest income was primarily due to an increase of $2.9 million in interest and dividend income on taxable securities and a decrease of $0.6 million in total interest expense, offset by decreases of $0.6 million in interest income on interest-earning deposits, and $0.2 million in interest income on loans, including fees.

The increase in interest and dividend income on taxable securities was due primarily to an increase in average invested balances of $343.0 million and the one-time recognition of $0.6 million related to prepayment penalties on a Fannie Mae Delegated Underwriting and Servicing (DUS) obligation. The increase in average invested balances was primarily due to the purchase of various mortgage-backed securities, SBA loan pools, U.S. Treasury securities and corporate subordinated debt issues during the year, with excess liquidity due to the increase in customer deposits related to the Corporation’s participation in the PPP and various stimulus program deposits received by customers. The decrease in interest expense on deposits was due primarily to the decreases in average rates paid on interest-bearing checking, and savings and money market products, due to the low interest rate environment. The decrease in interest income on interest-earning deposits was due primarily to the drop in interest rates on overnight deposits with the average yield on interest-earning deposits declining from 0.54% in 2020 to 0.17% in 2021, and a decrease of $53.1 million in the average balance of interest-earning deposits in 2021 when compared to the prior year, due to lower average interest-earning deposit levels. The decrease in interest income on loans, including fees was due primarily to decreases in the commercial, consumer and mortgage loan portfolio average yields due to a decrease in interest rates, partially offset by increases in average invested balances in the commercial and mortgage loan portfolios. These increases were primarily due to increased originations of loans secured by non-owner occupied and multi-family commercial properties and residential mortgage loans.

Average interest-earning assets increased $379.4 million in 2021 when compared to the prior year. Average interest-bearing liabilities increased $236.2 million when compared to the prior year. The average yield on average interest-earning assets decreased 47 basis points, while the average cost of interest-bearing liabilities decreased nine basis points, as compared to the prior year.

Average Consolidated Balance Sheet and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the years ended December 31, 2021, and 2020. It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the years ended December 31, 2021, and 2020. For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments. Loan fee income was $4.0 million and $3.7 million for the years ended December 31, 2021 and 2020, respectively, and was comprised primarily of fees related to the Paycheck Protection Program.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2021			2020
(in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$1,091,569	$42,661	3.91%	$1,020,292	$41,936	4.11%
Mortgage loans	248,387	8,474	3.41%	211,929	7,885	3.72%
Consumer loans	205,623	7,850	3.82%	223,875	9,358	4.18%
Taxable securities	650,974	8,946	1.37%	307,933	6,012	1.95%
Tax-exempt securities	41,632	1,308	3.14%	41,582	1,306	3.14%
Interest-earning deposits	86,313	151	0.17%	139,451	755	0.54%
Total interest-earning assets	2,324,498	69,390	2.99%	1,945,062	67,252	3.46%

Non-interest earning assets:
Cash and due from banks	26,150			25,040
Premises and equipment, net	19,107			21,462
Other assets	69,445			69,774
Allowance for loan losses	(21,093)			(24,695)
AFS valuation allowance	3,694			10,143
Total assets	$2,421,801			$2,046,786

Interest-bearing liabilities:
Interest-bearing demand deposits	$287,340	$235	0.08%	$246,133	$334	0.14%
Savings and insured money market deposits	932,940	930	0.10%	797,287	1,282	0.16%
Time deposits	254,718	2,119	0.83%	190,072	2,211	1.16%
Capital leases and other debt	4,420	135	3.05%	9,729	161	1.65%
Total interest-bearing liabilities	1,479,418	3,419	0.23%	1,243,221	3,988	0.32%

Non-interest bearing liabilities:
Demand deposits	704,130			573,986
Other liabilities	34,014			35,838
Total liabilities	2,217,562			1,853,045
Shareholders' equity	204,239			193,741
Total liabilities and shareholders’ equity	$2,421,801			$2,046,786
Fully taxable equivalent net interest income		65,971			63,264
Net interest rate spread (1)			2.76%			3.14%
Net interest margin, fully taxable equivalent (2)			2.84%			3.25%
Taxable equivalent adjustment		(382)			(345)
Net interest income		$65,589			$62,919
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

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	2021 vs. 2020
	Increase/(Decrease)
(in thousands)	Total Change	Due to Volume	Due to Rate
Interest income
Commercial loans	$725	$2,833	$(2,108)
Mortgage loans	589	1,282	(693)
Consumer loans	(1,508)	(733)	(775)
Taxable securities	2,934	5,135	(2,201)
Tax-exempt securities	2	2	—
Interest-earning deposits	(604)	(216)	(388)
Total interest income	2,138	8,303	(6,165)

Interest expense
Interest-bearing demand deposits	(99)	55	(154)
Savings and insured money market deposits	(352)	189	(541)
Time deposits	(92)	633	(725)
Long-term advances and other debt	(26)	(117)	91
Total interest expense	(569)	760	(1,329)
Fully taxable equivalent net interest income	2,707	7,543	(4,836)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Management continues to evaluate the potential impact of the COVID-19 pandemic as it relates to the loan portfolio. As part of this analysis, management identified what it believes to be higher risk loans through a detailed analysis of industry codes. During 2020, management increased certain allowance qualitative factors based on its assessment of the impact of the pandemic on local, national, and global economic conditions as well as the perceived risks inherent in specific industries and credit characteristics. During 2021, as conditions improved somewhat, management adjusted certain qualitative factors resulting in a total decrease in the pandemic related reserve of $1.6 million.

Based on this analysis, the provision for loan losses for the years ended December 31, 2021, and 2020 were $17.0 thousand and $4.2 million, respectively. The general component of the allowance based on historical loss experience was reduced in total by $1.6 million, primarily a result of the decrease in the pandemic related reserve which included $1.4 million released and $0.2 million utilized for downgraded loans, with a remaining balance of $2.4 million at December 31, 2021. The December 31, 2021 provision included a $1.5 million increase in reserves for impaired loans, primarily due to the impairment of one commercial real estate loan. In 2020, net charge-offs of $6.8 million were offset by a decline in reserves for impaired loans of $6.6 million. Additionally, the general component of the allowance based on historical loss experience increased by $2.8 million with the establishment of a $4.0 million reserve at year-end 2020 related to the pandemic, partially offset by a decrease of $1.2 million due to a net decrease in the historical loss factors due to a large 2018 loan charge-off which no longer impacted the calculation. Reserves also increased by $0.9 million in 2020 on other classified loans. Net recoveries for the year ended December 31, 2021, were $0.1 million. Net charge-offs for the year ended December 31, 2020 were $6.8 million.

Non-interest income

The following table presents non-interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2021	2020	Change	Percentage Change
WMG fee income	$11,072	$9,492	$1,580	16.6%
Service charges on deposit accounts	3,214	3,134	80	2.6%
Interchange revenue from debit card transactions	4,844	4,068	776	19.1%
Change in fair value of equity investments	246	89	157	176.4%
Net gains on sales of loans held for sale	1,073	1,730	(657)	(38.0)%
Net gains (losses) on sales of other real estate owned	(16)	(79)	63	79.7%
Income from bank owned life insurance	52	161	(109)	(67.7)%
CFS fee and commission income	1,044	657	387	58.9%
Other	2,341	1,872	469	25.1%
Total non-interest income	$23,870	$21,124	$2,746	13.0%

Non-interest income for the year ended December 31, 2021 was $23.9 million compared with $21.1 million for the prior year, an increase of $2.7 million, or 13.0%. The increase was due primarily to increases of $1.6 million in wealth management group fee income, $0.8 million in interchange revenue from debit card transactions, $0.4 million in CFS fee and commission income, $0.2 million in change in fair value of equity investments, and $0.5 million in other non-interest income, when compared to the prior year, offset by a $0.7 million decrease in net gains on sales of loans held for sale.

Wealth Management Group Fee Income
The increase in wealth management group fee income was primarily attributed to new business relationships and an increase in the market value of total assets under management or administration, and represents record fee income for the segment.

Interchange Revenue from Debit Card Transactions
The increase in interchange revenue from debit card transactions was primarily attributable to an increase in consumer debit card usage when compared to the prior year.

CFS Fee and Commission Income
CFS fee and commission income increased in 2021 compared to the prior year primarily due to new business relationships.

Change in Fair Value of Equity Investments
Change in fair value of equity investments increased in 2021 compared to the prior year primarily due to an increase in the assets held and the market value thereon.

Other non-interest income
Other non-interest income increased compared to the prior year primarily due to a $0.7 million one-time refund of real estate taxes, sales tax rebates and Mastercard incentives received in 2021.

Net Gains on Sales of Loans Held for Sale
Net gains on sales of loans held for sale decreased primarily due to a decrease in net gains on sales of residential mortgage loans sold into the secondary market when compared to the prior year.

Non-interest expenses

The following table presents non-interest expenses for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2021	2020	Change	Percentage Change
Compensation expenses:
Salaries and wages	$24,413	$24,250	$163	0.7%
Pension and other employee benefits	6,086	5,553	533	9.6%
Other components of net periodic pension cost (benefits)	(1,583)	(1,017)	(566)	(55.7)%
Total compensation expenses	28,916	28,786	130	0.5%

Non-compensation expenses:
Net occupancy	5,873	5,885	(12)	(0.2)%
Furniture and equipment	1,669	2,078	(409)	(19.7)%
Data processing	8,519	7,576	943	12.4%
Professional services	1,932	1,725	207	12.0%
Amortization of intangible assets	243	484	(241)	(49.8)%
Marketing and advertising	792	631	161	25.5%
Other real estate owned expense	40	102	(62)	(60.8)%
FDIC insurance	1,408	987	421	42.7%
Loan expense	1,037	1,173	(136)	(11.6)%
Other	5,253	6,508	(1,255)	(19.3)%
Total non-compensation expenses	26,766	27,149	(383)	(1.4)%
Total non-interest expenses	$55,682	$55,935	$(253)	(0.5)%

Non-interest expense decreased $0.3 million, or 0.5% in 2021. The decrease was due primarily to a decrease of $0.4 million in total non-compensation expenses, offset by an increase of $0.1 million in total compensation expenses.

Compensation expenses
Compensation expenses increased $0.1 million, or 0.5% when compared to the prior year, primarily due to increases of $0.5 million in pension and other employee benefit expense and $0.2 million in salaries and wages, partially offset by a $0.6 million increase in the credit related to the net periodic pension and post-retirement benefits. Pension and other employee benefits increased primarily due to an increase in healthcare costs when compared to the prior year. The increase in salaries and wages was primarily due to annual merit increases offset by a decrease in salaries and wage expense during the year when compared to the prior year. The increase in the credit related to the net periodic pension and post-retirement benefits was primarily due to a change in factors used to prepare annual actuarial estimates.

Non-compensation expenses
Non-compensation expenses decreased $0.4 million, or 1.4%, primarily due to decreases of $1.3 million in other non-interest expense, and a decrease of $0.4 million in furniture and equipment expenditures, offset by increases of $0.9 million in data processing expense, $0.4 million in FDIC insurance, and $0.2 million in professional services.

The decrease in other non-interest expense was primarily due to a $0.7 million reserve established in 2020 related to a compliance matter with NYS Department of Financial Services, and the subsequent $0.3 million release of the remaining reserve upon resolution of the matter in 2021, as described in the Corporation's Form 8-K filed June 29, 2021. Also contributing to the decrease was $0.4 million in costs related to the closing of a branch location, including equipment and leasehold improvements and a $0.2 million lease buy-out in the prior year, and a $0.4 million decrease due to a change in restricted stock vesting requirements based upon the adoption of the Corporation's 2021 Equity Incentive Plan as approved by shareholders on June 8, 2021. Furniture and equipment expenditures decreased primarily due to a decrease in depreciable assets and an overall decrease in building furniture and equipment expenditures when compared to the prior year. Data processing expenses increased primarily due to investment in new initiatives in the current year and a $0.2 million credit received in the prior year. FDIC insurance increased primarily due to an increase in the assessment base due to increased average asset balances. Professional services increased primarily due to additional consulting services in the current year.

Income tax expense
The following table presents income tax expense and the effective tax rate for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2021	2020	Change	Percentage Change
Income before income tax expense	$33,760	$23,869	$9,891	41.4%
Income tax expense	$7,335	$4,607	$2,728	59.2%
Effective tax rate	21.7%	19.3%

The effective tax rate increased to 21.7% for the year ended December 31, 2021 compared with 19.3% for the prior year. The increase in the effective tax rate can be attributed to an increase in state tax liability. The increase in income tax expense can be attributed to an increase in pre-tax income.

COVID-19

The Effect of COVID-19 on Our Business
The Corporation remained flexible with its COVID-19 response, adapting weekly to new micro-cluster zone restrictions and spiking positivity rates throughout our footprint. This flexibility allowed us to ensure a healthy and safe work environment for our colleagues, clients and the communities we assist. At all times, social distancing, sanitizing and facial coverings were required and at certain times, access to branches was limited or restricted. When the need arose to temporarily close a branch, impacted customers were directed to adjacent branches when possible, and offices were immediately deep-cleaned to ensure a safe work environment when employees and customers returned. At the date of this filing all of our 31 branches are open with normal business hours. The Corporation further assisted its customer base as the Paycheck Protection Program (PPP) moved forward with its Forgiveness phase, with the Small Business Administration (SBA).

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
On June 17, 2020 the New York legislature passed, and Governor Cuomo signed, new legislation which allowed certain borrowers to extend the period of forbearance on a primary residence if financial hardship is demonstrated as a result of COVID-19. At its highest point as of May 31, 2020, total loan forbearances represented 15.77% of the Corporation's total loan portfolio. As of December 31, 2021, no loan forbearances due to COVID-19 remained.

COVID-19 Loan Modifications Outstanding As Of
	June 30, 2020		December 31, 2020		December 31, 2021
	# Clients	Total Loan Balance	# Clients	Total Loan Balance	# Clients	Total Loan Balance

Commercial	172	$167.7 million	13	$19.8 million	0	$—
Retail and Residential	457	$18.0 million	18	$1.0 million	0	$—

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

The Corporation successfully navigated the processes set forth by the SBA and assisted customers and non-customers through Phase 1 of the PPP, originating a total of 1,260 loans. As of December 31, 2021, 100 loans totaling $4.0 million were outstanding related to Phase 1 of the PPP, a portion of which may not be forgiven. The Corporation then assisted the businesses who received PPP loans with the forgiveness application phase of the program. As of December 31, 2021, 1,170 loans totaling $186.3 million were forgiven by the SBA related to Phase 1 of the PPP.

A second phase of COVID-19 Relief totaling $248 billion to provide PPP loans to certain eligible small businesses was included in the Consolidated Appropriation Act of 2021, signed into law by the President on December 27, 2020. As of December 31, 2021, 510 loans totaling $39.1 million were outstanding related to Phase 2 of the PPP, a portion of which may not be forgiven. As of December 31, 2021, 365 loans totaling $38.4 million, were forgiven by the SBA.

As of March 11, 2022, 319 PPP loans totaling $22.6 million were outstanding related to Phases 1 and 2 of the PPP, a portion of which may not be forgiven. As of March 11, 2022, 1,810 loans totaling $244.3 million, representing Phases 1 and 2 of the PPP, were forgiven by the SBA.

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

Outlook

Management believes that the Corporation's liquidity position is strong. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, FHLB borrowings, securities sold under agreements to repurchase and other borrowings. At December 31, 2021, the Corporation's cash and cash equivalents balance was $27.0 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of December 31, 2021, the Corporation's investment in securities available for sale was $792.0 million, $547.7 million of which was not pledged as collateral. Additionally, the Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $161.0 million as of December 31, 2021. The Corporation did not experience excessive draws on available working capital lines of credit and home equity lines of credit during 2021 due to the COVID-19 pandemic. Nor has the Corporation experienced any significant or unusual activity related to customer reaction to the COVID-19 pandemic that would create stress on the Corporation's liquidity position.
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

Financial Condition

The following table presents selected financial information at December 31, 2021 and 2020, and the dollar and percent change (in thousands):

	December 31, 2021	December 31, 2020	Change	Percentage Change
Assets
Total cash and cash equivalents	$26,981	$108,538	$(81,557)	(75.1)%
Total investment securities, FHLB, and FRB stock	802,998	562,772	240,226	42.7%

Loans, net of deferred loan fees	1,518,249	1,536,463	(18,214)	(1.2)%
Allowance for loan losses	(21,025)	(20,924)	101	0.5%
Loans, net	1,497,224	1,515,539	(18,113)	(1.2)%

Goodwill and other intangible assets, net	21,839	22,082	(243)	(1.1)%
Other assets	69,433	70,520	(1,087)	(1.5)%
Total assets	$2,418,475	$2,279,451	$139,226	6.1%

Liabilities and Shareholders’ Equity
Total deposits	$2,155,433	$2,037,774	$117,659	5.8%
Capital lease obligations and FHLBNY advances	18,164	3,849	14,315	371.9%
Other liabilities	33,423	38,129	(4,706)	(12.3)%
Total liabilities	2,207,020	2,079,752	127,268	6.1%

Total shareholders’ equity	211,455	199,699	11,756	5.9%
Total liabilities and shareholders’ equity	$2,418,475	$2,279,451	$139,024	6.1%

Cash and cash equivalents
The decrease in cash and cash equivalents can be mostly attributed to changes in securities, loans, deposits, and borrowings, offset by net income.

Investment securities
The increase in securities available for sale and held to maturity can be mostly attributed to purchases of investment securities exceeding sales, maturities and calls.
Loans, net
The decrease in total loans, net, can be mostly attributed to decreases of $25.7 million in commercial loans and $12.4 million in consumer loans, offset by an increase of $19.9 million in residential mortgage loans. During 2021, PPP loans contributed a net decrease of $107.8 million to the total loan portfolio as of December 31, 2021 due to a total of $185.5 million of paydowns received from the SBA for loan forgiveness, offset by $77.7 million in new Phase 2 loans.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net, can be attributed to amortization of other intangible assets. There were no impairments of goodwill or other intangible assets during the years ended December 31, 2021 and 2020.

Deposits
The increase in deposits can be attributed to increases of $119.2 million in non-interest bearing demand deposits, $2.5 million in interest-bearing demand deposits, $51.0 million in money market accounts and $34.3 million in savings accounts, offset by a decrease of $89.4 million in time deposits. The increase in non-interest-bearing demand deposits was mostly attributable to an increase in personal customer deposits. The increase in interest-bearing demand deposits was due primarily to an increase in commercial deposits. The increase in money market accounts can mostly be attributed to an increase in ICS deposits, and an increase in personal customer deposits. The decrease in time deposits was primarily due to a decrease in municipal certificates of deposit. Overall, customer deposits were impacted by the receipt of stimulus checks and PPP loan disbursements during the year.

Capital Lease Obligations and FHLBNY Advances
The increase in capital lease obligations and FHLBNY advances can be mostly attributed to $14.6 million in FHLBNY overnight advances.

Other Liabilities
The decrease in other liabilities can be mostly attributed to a decrease of $5.6 million in interest rate swap liabilities, primarily due to changes in interest rates.

Shareholders’ equity
The increase in shareholders' equity was due primarily to an increase in retained earnings of $20.9 million, which was a result of earnings of $26.4 million, offset by $5.6 million in dividends declared during the current year. The decrease in accumulated other comprehensive income (loss) of $8.9 million can mostly be attributed to a decrease in the fair value of the securities portfolio. Also, treasury stock increased $0.3 million primarily due to the Corporation's common stock repurchase program, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans. As of December 31, 2021, a total of 34,921 shares of common stock at a total cost of $1.3 million were repurchased by the Corporation under its share repurchase program. The weighted average cost was $38.55 per share repurchased. Remaining buyback authority under the share repurchase program was 215,079 shares at December 31, 2021. As of March 11, 2022, 49,184 shares have been repurchased, at an average cost of $40.42 per share.
Assets under management or administration
The market value of total assets under management or administration in WMG was $2.325 billion, including $344.2 million of assets held under management or administration for the Corporation, at December 31, 2021 compared with $2.091 billion, including $305.5 million of assets held under management or administration for the Corporation, at December 31, 2020, an increase of $234.0 million, or 11.2%. The increase in total assets under management or administration for the Corporation can be mostly attributed to new business relationships and an increase in the market value of the assets under management.

Balance Sheet Comparisons

The table below contains selected year-end and average balance sheet information at and for the years December 31, 2021 and 2020 (in millions):

SELECTED BALANCE SHEET INFORMATION

	YEAR-END BALANCE SHEET			AVERAGE BALANCE SHEET
			% Change			% Change
			2020 to			2020 to
	2021	2020	2021	2021	2020	2021
Total assets	$2,418.5	$2,279.5	6.1%	$2,421.8	$2,046.8	18.3%
Interest-earning assets (1)	2,331.3	2,178.5	7.0%	2,324.5	1,945.1	19.5%
Loans (2)	1,518.6	1,536.6	(1.2)%	1,545.6	1,456.1	6.1%
Investments (3)	812.6	641.8	26.6%	778.9	489.0	59.3%
Deposits	2,155.4	2,037.8	5.8%	2,179.1	1,807.5	20.6%
Borrowings (4)	18.2	3.8	378.9%	4.4	9.7	(54.6)%
Allowance for loan losses	21.0	20.9	0.5%	21.1	24.7	(14.6)%
Shareholders’ equity	211.5	199.7	5.9%	204.2	193.7	5.4%

(1)    Average interest-earning assets include securities available for sale at estimated fair value and securities held to maturity based on amortized cost, loans and loans held for sale net of deferred loan fees, interest-earning deposits, FHLBNY stock, FRBNY stock, equity investments, and federal funds sold.
(2) Average loans and loans held for sale, net of deferred loan fees.
(3) Average balances for investments include securities available for sale at estimated fair value and securities held to maturity, based on amortized cost, equity investments, FHLBNY stock, FRBNY stock, federal funds sold and interest-earning deposits.
(4)    Average borrowings include overnight and PPPLF advances, securities sold under agreements to repurchase and capitalized lease obligations.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $81.6 million since December 31, 2020, due to decrease    s of $69.5 million in interest-earning deposits in other financial institutions, and $12.1 million in cash and due from financial institutions.

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
Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity. The available for sale segment of the securities portfolio totaled $792.0 million at December 31, 2021, an increase of $237.4 million, or 42.8%, from $554.6 million at December 31, 2020. The increase resulted primarily from new purchases which exceeded maturities and calls. New purchases during the year were primarily in mortgage-backed securities, SBA loan pools, U.S. Treasury securities and corporate subordinated debt issues. The increase in purchased securities was primarily due to a significant increase in customer deposits related to the Corporation's participation in PPP and various stimulus program deposits received by customers, which resulted in excess cash levels. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $3.8 million at December 31, 2021, an increase of $1.3 million or 53.5%, from $2.5 million at December 31, 2020, due primarily to new purchases.

Non-marketable equity securities at December 31, 2021 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million and $2.4 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

The table below sets forth the carrying amounts and maturities of held to maturity debt securities at December 31, 2021 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security) (in thousands):

MATURITIES AND YIELDS OF HELD TO MATURITY SECURITIES

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	1,038	2.93%	319	4.06%	800	3.92%	—	N/A
Time deposits with other institutions	1,133	1.32%	500	0.48%	—	N/A	—	N/A
Corporate bonds and notes	—	N/A	—	N/A	—	N/A	—	N/A
Total	$2,171	2.09%	$819	1.87%	$800	3.92%	$—	N/A

The weighted-average yield on the Corporation's held to maturity debt securities at December 31, 2021 were 2.55% related to obligations of states and political subdivisions, and 1.91% related to time deposits with other institutions. Management evaluates securities for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For the years ended December 31, 2021 and 2020, the Corporation had no OTTI charges.

Loans

The Corporation has reporting systems to monitor: (i) loan originations and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, other real estate owned, (iv) impaired loans, and (v) potential problem loans. Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by type and percentage of total loans at the end of December 31, 2021 and December 31, 2020 (in thousands):

LOAN COMPOSITION
					% Change
	December 31,				2020 to
	2021	%	2020	%	2021
Commercial and agricultural:
Commercial and industrial	$256,893	16.9%	$368,663	24.0%	(30.3)%
Agricultural	394	—%	283	—%	39.2%
Commercial mortgages:
Construction	82,204	5.4%	61,945	4.0%	32.7%
Commercial mortgages	720,358	47.5%	654,663	42.7%	10.0%
Residential mortgages	259,334	17.1%	239,401	15.6%	8.3%
Consumer loans:
Home equity lines and loans	70,670	4.7%	78,547	5.1%	(10.0)%
Indirect consumer loans	118,569	7.8%	120,538	7.8%	(1.6)%
Direct consumer loans	9,827	0.6%	12,423	0.8%	(20.9)%
Total	$1,518,249	100.0%	$1,536,463	100.0%

Portfolio loans totaled $1.518 billion at December 31, 2021 and $1.536 billion at December 31, 2020, a decrease of $18.2 million, or 1.2%. Changes included decreases of $111.7 million, or 30.3%, in commercial and agricultural loans, and $12.4 million, or 5.9%, in total consumer loans, partially offset by increases of $86.0 million, or 12.0%, in commercial real estate loans, and $19.9 million, or 8.3% in residential mortgage loans. The decrease in commercial and agricultural loans was primarily a result of the net decrease in PPP loans of $107.8 million during the year. During 2021, $147.1 million was received from the SBA for loan forgiveness of Phase 1 loans, while $77.7 million of Phase 2 loans were originated and $38.4 million was received from the SBA for loan forgiveness of Phase 2 loans. PPP loan balances of $43.2 million remained at December 31, 2021, with $4.0 million and $39.2 million of Phase 1 and Phase 2 loans respectively. The decrease in total consumer loans was primarily related to a $7.9 million decrease in total home equity lines and loans, along with smaller decreases in both direct and indirect consumer loans. The increase in total commercial real estate loans was a result of a $20.3 million increase in construction loans and a $65.7 million increase in commercial real estate loans, primarily driven by increases in loans secured by non-owner occupied and multi-family properties. The increase in residential mortgage loans was due to new originations retained in the portfolio driven by the continuing low interest rate environment, as increased volume continued throughout the pandemic.

The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	December 31,
	2021	2020	2019	2018	2017
Chemung Canal Trust Company*^	$639,144	$658,468	$576,399	$603,133	$630,732
Capital Bank Division	879,105	877,995	732,820	708,773	681,092
Total loans	$1,518,249	$1,536,463	$1,309,219	$1,311,906	$1,311,824
*All loans, excluding those originated by the Capital Bank Division.
^ Includes $47.0 million in the Corporation's new Western New York Market as of December 31, 2021.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by changes in economic or other conditions. The Corporation’s concentration policy limits consider the volume of commercial loans to any one specific industry, sponsor, and by collateral type and location. In addition, the Corporation’s policy limits the volume of non-owner occupied commercial mortgages to four times total risk based capital. At December 31, 2021 and 2020, total non-owner occupied commercial real estate loans divided by total Bank risk based capital was 346.5% and 339.9%, respectively.

The Corporation also monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At December 31, 2021 and 2020, commercial loans to borrowers involved in the real estate, and real estate rental and leasing businesses were 45.1% and 40.9% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2021 and 2020.
The table below shows the maturity of loans outstanding as of December 31, 2021. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	LOAN AMOUNTS CONTRACTUALLY DUE AFTER DECEMBER 31, 2021
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$52,384	$140,296	$59,212	$5,001	$256,893
Agricultural	79	308	7	—	394
Commercial mortgages:
Construction	7,543	23,196	44,797	6,668	82,204
Commercial mortgages	19,176	175,533	496,486	29,163	720,358
Residential mortgages	4,741	7,127	138,512	108,954	259,334
Consumer loans:
Home equity lines and loans	391	4,398	43,299	22,582	70,670
Indirect consumer loans	2,228	66,206	48,145	1,990	118,569
Direct consumer loans	154	5,505	4,003	165	9,827
Total	$86,696	$422,569	$834,461	$174,523	$1,518,249

Loans maturing with:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Fixed interest rates	$265,381	$398,614	$82,949	$746,944
Variable interest rates	157,188	435,847	91,574	$684,609
Total	$422,569	$834,461	$174,523	$1,431,553

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

The following table summarizes the Corporation's non-performing assets, excluding purchased credit impaired loans (in thousands):
NON-PERFORMING ASSETS

December 31,	2021	2020	2019	2018	2017
Non-accrual loans	$3,469	$6,011	$9,938	$6,305	$11,389
Non-accrual troubled debt restructurings	4,645	3,941	8,070	5,949	5,935
Total non-performing loans	8,114	9,952	18,008	12,254	17,324
Other real estate owned	113	237	517	574	1,940
Total non-performing assets	$8,227	$10,189	$18,525	$12,828	$19,264

Ratio of non-performing loans to total loans	0.54%	0.65%	1.38%	0.93%	1.32%
Ratio of non-performing assets to total assets	0.34%	0.45%	1.04%	0.73%	1.13%
Ratio of allowance for loan losses to non-performing loans	259.17%	210.25%	130.38%	154.59%	122.14%

Accruing loans past due 90 days or more (1)	$4	$2	$7	$19	$29
Accruing troubled debt restructurings (1)	$5,643	$2,790	$952	$816	$1,728
(1)These loans are not included in nonperforming assets above.

Interest income recorded on non-accrual and troubled debt restructured loans was $146.0 thousand, and $76.0 thousand, as of December 31, 2021, 2020, respectively.

Non-Performing Loans

Non-performing loans totaled $8.1 million at December 31, 2021, or 0.54% of total loans, compared with $10.0 million at December 31, 2020, or 0.65% of total loans. The decrease in non-performing loans at December 31, 2021 as compared to December 31, 2020 was primarily due to payments received on non-performing loans across all loan portfolios. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $8.2 million, or 0.34% of total assets, at December 31, 2021, compared with $10.2 million, or 0.45% of total assets, at December 31, 2020.

The recorded investment of accruing loans past due 90 days or more was less than $0.1 million at December 31, 2021 and December 31, 2020. There were no PCI loans as of December 31, 2021 and December 31, 2020. PCI loans are accounted for under separate accounting guidance, ASC Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs, until January 1, 2022. As of December 31, 2021 and 2020, the Corporation had $4.6 million and $3.9 million of non-accrual TDRs, respectively. As of December 31, 2021, the Corporation had $5.6 million of accruing TDRs compared with $2.8 million as of December 31, 2020.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.The unpaid principal balance of impaired loans at December 31, 2021 totaled $18.2 million, including TDRs of $10.3 million, compared to $16.5 million at December 31, 2020, including TDRs of $6.7 million. The recorded investment of impaired loans at December 31, 2021 totaled $11.6 million compared to $10.6 million at December 31, 2020. Included in the recorded investment of impaired loans at December 31, 2021, were loans totaling $5.2 million for which impairment allowances of $3.0 million have been specifically allocated to the allowance for loan losses. The increase in recorded investment in impaired loans was primarily due to a $2.9 million increase in commercial real estate impaired loans, partially offset by a $1.0 million decrease in commercial and industrial impaired loans, a $0.3 million decrease in residential mortgage impaired loans and a $0.5 million decrease in home equity impaired lines and loans. As of December 31, 2020, the impaired loan total included $1.8 million of loans for which specific impairment allowances of $1.5 million were allocated to the allowance for loan losses. As of December 31, 2020, the impaired loan total included $1.8 million of loans for which specific impairment allowances of $1.5 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $21.0 million at December 31, 2021, compared to $20.9 million at December 31, 2020. The allowance for loan losses was 259.17% of non-performing loans at December 31, 2021 compared to 210.25% at December 31, 2020. The ratio of allowance for loan losses to total loans was 1.38% at December 31, 2021 and 1.36% at December 31, 2020, respectively. The ratio of the allowance for loan losses to total loans excluding PPP loans was 1.43% at December 31, 2021, compared to 1.51% at December 31, 2020. The Corporation continues to closely monitor the loan portfolio for effects related to the COVID-19 pandemic. Changes in governmental policies and economic pressures during the pandemic placed stress on certain industries while other industries initially anticipated to be highly impacted by the pandemic demonstrated resilience. Based upon management review of these factors and the uncertainty that the pandemic continues to present, there was no change to the pandemic related portion of the allowance during the fourth quarter of 2021, with a balance of $2.4 million as of December 31, 2021. To date the Corporation has released $1.9 million and utilized $0.5 million of the pandemic related provision.

Net recoveries for the year ended December 31, 2021 were $0.1 million compared with net charge-offs of $6.8 million for the year ended December 31, 2020. The ratio of net charge-offs (recoveries) to average loans outstanding was (0.01)% for 2021 compared to 0.47% for 2020.

The table below summarizes the Corporation’s allowance for loan losses, non-accrual loans, and ratio of net charge-offs and recoveries to average loans outstanding by loan category for the years ended December 31, 2021 and December 31, 2020, by category (in thousands):

ALLOWANCE FOR LOAN LOSSES AND LOAN CREDIT RATIOS BY LOAN CATEGORY

Balance at December 31, 2021	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans	Net charge-offs (recoveries) to average loans
Commercial and agricultural	$3,591	1.40%	$1,932	0.75%	185.87%	(0.09)%
Commercial mortgages	13,556	1.69%	3,878	0.48%	349.56%	0.01%
Residential mortgages	1,803	0.70%	1,039	0.40%	173.53%	0.03%
Consumer loans	2,075	1.04%	1,265	0.64%	164.03%	0.05%
Total	$21,025	1.38%	$8,114	0.54%	259.17%	(0.01)%

Balance at December 31, 2020	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans	Net charge-offs (recoveries) to average loans
Commercial and agricultural	$4,493	1.22%	$2,167	0.59%	207.34%	1.33%
Commercial mortgages	11,496	1.60%	4,470	0.62%	257.18%	0.31%
Residential mortgages	2,079	0.87%	1,632	0.68%	127.39%	(0.01)%
Consumer loans	2,856	1.35%	1,683	0.80%	169.70%	0.32%
Total	$20,924	1.36%	$9,952	0.65%	210.25%	0.47%

Consolidated Ratios at December 31,			2021	2020
Non-performing loans to total loans			0.54%	0.65%
Allowance for loan losses to total loans			1.38%	1.36%
Allowance for loan losses to total loans, net of PPP			1.43%	1.51%
Allowance for loan losses to non-performing loans			259.17%	210.25%
[1] Ratio is a percentage of loan category.

The increase in the allowance to non-accrual loans is primarily due to a $1.8 million decrease in non-accrual loans from 2020 to 2021. The decrease in net charge-offs and recoveries to outstanding loans ratios was primarily due to the charge-off of a large commercial participation loan for $3.8 million and a $2.1 million partial charge-off of a commercial loan in 2020. Refer to Note 4 of the audited Consolidated Financial Statements appearing elsewhere in this report for components used in credit ratios presented above.

The table below summarizes the Corporation's loan loss experience for the years ended December 31, 2021 and 2020 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE

	Years Ended December 31,
	2021	2020
Allowance for loan losses at beginning of year	$20,924	$23,478
Charge-offs:
Commercial and agricultural	28	4,068
Commercial mortgages	43	2,143
Residential mortgages	75	56
Consumer loans	593	1,113
Total	739	7,380
Recoveries:
Commercial and agricultural	312	89
Commercial mortgages	3	14
Residential mortgages	10	86
Consumer loans	498	398
Total	823	587
Net charge-offs (recoveries)	(84)	6,793
Provision charged to operations	17	4,239
Allowance for loan losses at end of year	$21,025	$20,924

Other Real Estate Owned

At December 31, 2021, OREO totaled $0.1 million compared to $0.2 million at December 31, 2020. The decrease in other real estate owned was due primarily to three residential properties and one commercial property sold during 2021.

Deposits

The table below summarizes the Corporation’s deposit composition by segment at December 31, 2021, and 2020, and the dollar and percent change from December 31, 2020 to December 31, 2021 (in thousands):

DEPOSITS
			Percentage Change from Prior Year
	December 31,
	2021	2020	2021
Non-interest-bearing demand deposits	$739,607	$620,423	19.2%
Interest-bearing demand deposits	284,721	282,172	0.9%
Insured money market accounts	654,553	603,583	8.4%
Savings deposits	280,195	245,865	14.0%
Time deposits	196,357	285,731	(31.3)%
Total	$2,155,433	$2,037,774	5.8%

Deposits totaled $2.155 billion at December 31, 2021, compared with $2.038 billion at December 31, 2020, an increase of $117.7 million, or 5.8%. At December 31, 2021, demand deposit and money market accounts comprised 77.9% of total deposits compared with 73.9% at December 31, 2020. The growth in deposits was attributable to increases of $119.2 million in non-interest-bearing demand deposits, $2.5 million in interest-bearing demand deposits, $51.0 million in insured money market accounts, and $34.3 million in savings deposits, offset by a decrease of $89.4 million in time deposits. The growth in deposits was due primarily to increases of $76.1 million in consumer funds, and $42.8 million in commercial deposits, offset by a decrease of $1.5 million in public deposits. The increase in deposits was partially due to the collection of stimulus funds and PPP loan disbursements.

At December 31, 2021, public funds deposits totaled $378.9 million compared to $308.9 million at December 31, 2020. The Corporation has developed a program for the retention and management of public funds deposits. These deposits are from public entities, such as school districts and municipalities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds deposits will increase at the end of the first and third quarters. Public funds deposit accounts above the FDIC insured limit are collateralized by municipal bonds and eligible government and government agency securities such as those issued by the FHLB, Fannie Mae, and Freddie Mac.

The table below summarizes the Corporation’s public funds deposit composition by segment (in thousands):

	December 31,
Public Funds:	2021	2020
Non-interest-bearing demand deposits	$31,739	$7,738
Interest-bearing demand deposits	54,520	50,535
Insured money market accounts	278,790	237,975
Savings deposits	11,104	9,428
Time deposits	2,769	3,223
Total public funds	$378,922	$308,899
Total deposits	$2,155,433	$2,037,774
Percentage of public funds to total deposits	17.6%	15.2%

The aggregate amount of the Corporation's outstanding uninsured deposits was $366.5 million and $407.6 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the aggregate amount of the Corporation's outstanding certificates of deposit in amounts greater than or equal to $250,000 was $29.3 million. The table below presents the Corporation's scheduled maturity of those certificates as of December 31, 2021 (in thousands):

December 31, 2021
3 months or less	$531
Over 3 through 6 months	6,301
Over 6 through 12 months	9,648
Over 12 months	12,817
$29,297

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	December 31,
	2021	2020	2019	2018	2017
Chemung Canal Trust Company*	1,739,826	$1,686,370	$1,317,225	$1,328,658	$1,264,883
Capital Bank Division	415,607	351,404	254,913	240,579	202,563
Total deposits	$2,155,433	$2,037,774	$1,572,138	$1,569,237	$1,467,446
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. The Corporation had no deposits obtained through brokers as of December 31, 2021 and 2020. Deposits placed in the CDARS and ICS programs were $288.1 million and $318.3 million as of December 31, 2021 and 2020, respectively.

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

Borrowings

FHLBNY overnight advances increased $14.6 million at December 31, 2021 when compared to 2020, for which there were no outstanding FHLBNY advances. For each year ended December 31, 2021, and 2020 respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity. There were no FHLBNY term advances as of and for the years ended December 31, 2021, and 2020.

Information regarding FHLBNY advances is included in Note 9 of the audited Consolidated Financial Statements appearing elsewhere in this report. There were no securities sold under agreements to repurchase as of and for the years ended December 31, 2021, or 2020.

Derivatives

The Corporation offers interest rate swap agreements to qualified commercial loan customers. These agreements allow the Corporation’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement. Simultaneous with the execution of such an agreement with a customer, the Corporation enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Corporation to continue to receive the variable rate under the loan agreement with the customer. The agreement with the third party is not designated as a hedge contract, therefore changes in fair value are recorded through other non-interest income. Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet. Gains and losses are recorded as other non-interest income. The Corporation is exposed to credit loss equal to the fair value of the interest rate swaps, not the notional amount of the derivatives, in the event of nonperformance by the counterparty to the interest rate swap agreements. Additionally, the swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's consolidated balance sheets, which typically involves a day one gain. Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Corporation is limited to the day one gain and an allowance for credit loss exposure, in the event of nonperformance. The Corporation recognized $0.4 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.
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

Shareholders’ Equity

Total shareholders’ equity was $211.5 million at December 31, 2021, compared with $199.7 million at December 31, 2020, an increase of $11.8 million, or 5.9%, primarily due to an increase in retained earnings. The increase in retained earnings of $20.9 million was due primarily to earnings of $26.4 million offset by $5.6 million in dividends declared during the year. The decrease in accumulated other comprehensive income (loss) of $8.9 million can primarily be attributed to a decrease in the fair market value of the securities portfolio. Treasury stock increased $0.3 million primarily due to the Corporation's common stock repurchase program, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans. Total shareholders’ equity to total assets ratio was 8.74% at December 31, 2021 compared with 8.76% at December 31, 2020. Tangible equity to tangible assets ratio increased to 7.91% at December 31, 2021, from 7.87% at December 31, 2020.
The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2021, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines. A comparison of the Bank’s actual capital ratios to the ratios required to be adequately or well-capitalized at December 31, 2021 and 2020, is included in Footnote 20 of the audited Consolidated Financial Statements. For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”
Beginning second quarter of 2021, the Corporation increased quarterly dividends to shareholders 19.2% to $0.31 per share. Cash dividends declared during 2021 totaled $5.6 million, or $1.19 per share, compared to $5.0 million, or $1.04 per share in 2020. Dividends declared during 2021 amounted to 21.02% of net income compared to 25.73% of net income for 2020. Management seeks to continue generating sufficient capital internally, while continuing to pay dividends to the Corporation’s shareholders.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. As of March 11, 2022, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program at the weighted average cost of $40.42 per share. The remaining buyback authority under the share repurchase program was 200,816 shares as of the March 11, 2022.
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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $161.0 million and $89.6 million at December 31, 2021 and 2020, respectively. The Corporation also had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which were available at December 31, 2021. The Corporation had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at December 31, 2020.

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

The Corporation has a detailed Funds Management Policy that includes sections on liquidity measurement and management, and a Liquidity Contingency Plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. This policy and plan are established and revised as needed by the management and Board ALCO committees. The ALCO is responsible for measuring liquidity, establishing liquidity targets and implementing strategies to achieve selected targets. The ALCO is responsible for coordinating activities across the Corporation to ensure that prudent levels of contingent or standby liquidity are available at all times. Based on the ongoing assessment of the liquidity considerations, management believes the Corporation’s sources of funding meet anticipated funding needs.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the years indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$35,461	$28,659
Net cash provided (used) by investing activities	(242,484)	(495,848)
Net cash provided (used) by financing activities	125,466	453,823
Net increase (decrease) in cash and cash equivalents	$(81,557)	$(13,366)

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the years ended December 31, 2021 and 2020 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the year ended December 31, 2021 predominantly resulted from purchases of securities available for sale, offset by maturities, and principal collected on securities available for sale. Cash used in investing activities during the year ended December 31, 2020 predominantly resulted from purchases of securities available for sale and a net increase in loans, offset by maturities, and principal collected on securities available for sale.

Financing activities
Cash provided by financing activities during the year ended December 31, 2021 resulted from an increase in deposits and FHLBNY overnight advances, offset by the payment of dividends to shareholders and the repurchase of treasury shares through the Corporation's common stock repurchase program. Cash provided by financing activities during the year ended December 31, 2020 predominantly resulted from an increase in deposits, offset by the payment of dividends to shareholders and the repurchase of treasury shares through the Corporation's common stock repurchase program.

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

The table below shows the Corporation’s off-balance sheet arrangements as of December 31, 2021 (in thousands):

COMMITMENT MATURITY BY PERIOD

	Total	2022	2023-2024	2025-2026	2027 and thereafter
Standby letters of credit	$7,974	$6,943	$362	$414	$255
Unused portions of lines of credit (1)	224,214	224,214	—	—	—
Commitments to fund new loans	67,330	67,330	—	—	—
Total	$299,518	$298,487	$362	$414	$255
(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans. Commitments to outside parties under these lines of credit were $53.9 million, $6.1 million and $8.9 million, respectively, at December 31, 2021.

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
Pursuant to the Regulatory Relief Act, the FRB finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking regulators issued final rules to set the community bank leverage ratio at 8.5% for 2021. The community bank leverage ratio requirement returned to 9.0% on January 1, 2022. The Bank has not elected to use the community bank leverage ratio.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of December 31, 2021 and December 31, 2020 the Corporation and Bank met all capital adequacy requirements to which they were subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.
As of December 31, 2021, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.
The regulatory capital ratios as of December 31, 2021 and 2020 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies. Refer to Note 19 of the audited Consolidated Financial Statements appearing elsewhere in this report for a table summarizing the Corporation's and the Bank's actual and required regulatory capital ratios. For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At December 31, 2021, the Bank could, without prior approval, declare dividends of approximately $38.9 million.

Adoption of New Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Corporation's audited Consolidated Financial Statements which begins on page F-10.

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

	As of or for the Years Ended
(in thousands, except ratio data)	December 31,	December 31,
	2021	2020
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT

Net interest income (GAAP)	$65,589	$62,919
Fully taxable equivalent adjustment	382	345
Fully taxable equivalent net interest income (non-GAAP)	$65,971	$63,264

Average interest-earning assets (GAAP)	$2,324,498	$1,945,062

Net interest margin - fully taxable equivalent (non-GAAP)	2.84%	3.25%

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

	As of or for the Years Ended
(in thousands, except ratio data)	December 31,	December 31,
	2021	2020
EFFICIENCY RATIO

Net interest income (GAAP)	$65,589	$62,919
Fully taxable equivalent adjustment	382	345
Fully taxable equivalent net interest income (non-GAAP)	$65,971	$63,264

Non-interest income (GAAP)	$23,870	$21,124
Less: net (gains) losses on security transactions	—	—
Adjusted non-interest income (non-GAAP)	$23,870	$21,124

Non-interest expense (GAAP)	$55,682	$55,935
Less: amortization of intangible assets	(243)	(484)
Less: legal accruals and settlements	—	—
Adjusted non-interest expense (non-GAAP)	$55,439	$55,451

Efficiency ratio (unadjusted)	62.24%	66.56%
Efficiency ratio (adjusted)	61.71%	65.71%

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

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,
	2021	2020
TANGIBLE EQUITY AND TANGIBLE ASSETS (YEAR END)
Total shareholders' equity (GAAP)	$211,455	$199,699
Less: intangible assets	(21,839)	(22,082)
Tangible equity (non-GAAP)	$189,616	$177,617

Total assets (GAAP)	$2,418,475	$2,279,451
Less: intangible assets	(21,839)	(22,082)
Tangible assets (non-GAAP)	$2,396,636	$2,257,369

Total equity to total assets at end of year (GAAP)	8.74%	8.76%
Book value per share (GAAP)	$45.09	$42.53

Tangible equity to tangible assets at end of year (non-GAAP)	7.91%	7.87%
Tangible book value per share (non-GAAP)	$40.44	$37.83

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

	As of or for the Years Ended
	December 31,	December 31,
(in thousands, except ratio data)	2021	2020
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$204,239	$193,741
Less: average intangible assets	(21,925)	(22,328)
Average tangible equity (non-GAAP)	$182,314	$171,413

Return on average equity (GAAP)	12.94%	9.94%
Return on average tangible equity (non-GAAP)	14.49%	11.24%

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

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,
	2021	2020
NON-GAAP NET INCOME
Reported net income (loss) (GAAP)	$26,425	$19,262
Net changes in fair value of investments (net of tax)	—	—
Net (gains) losses on security transactions (net of tax)	—	—
Legal accruals and settlements (net of tax)	—	—
Remeasurement of net deferred tax asset	—	—
Net income (non-GAAP)	$26,425	$19,262

Average basic and diluted shares outstanding	4,683	4,802

Reported basic and diluted earnings per share (GAAP)	$5.64	$4.01
Reported return on average assets (GAAP)	1.09%	0.94%
Reported return on average equity (GAAP)	12.94%	9.94%

Basic and diluted earnings per share (non-GAAP)	$5.64	$4.01
Return on average assets (non-GAAP)	1.09%	0.94%
Return on average equity (non-GAAP)	12.94%	9.94%

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
Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At December 31, 2021, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 6.52% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 8.71%. Both are within the Corporation's policy guidelines.
A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At December 31, 2021, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 5.94%. An immediate 200-basis point increase in interest rates would positively impact the market value by 1.55%, which is within the Corporation’s policy guidelines.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Part IV, Item 15 are filed as part of this report and appear on pages F-1 through F-60.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer and Treasurer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2021.

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

As of December 31, 2021 management assessed the effectiveness of the Corporation's internal control over financial reporting based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment was to determine whether the Corporation's internal control over financial reporting was effective as of December 31, 2021. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2021, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

/s/ Anders M. Tomson	/s/ Karl F. Krebs
Anders M. Tomson	Karl F. Krebs
President and Chief Executive Officer	Chief Financial Officer and Treasurer
March 23, 2022	March 23, 2022

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2021 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2021 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2021 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2021 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2021 fiscal year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    The following consolidated financial statements of the Corporation appear on pages F-1 through F-60 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe LLP

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Income for the two years ended December 31, 2021

Consolidated Statements of Comprehensive Income for the two years ended December 31, 2021

Consolidated Statements of Shareholders' Equity for the two years ended December 31, 2021

Consolidated Statements of Cash Flows for the two years ended December 31, 2021

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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended November 17, 2021 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K and filed with the Commission on November 19, 2021).

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
10.7
Change of Control Agreement dated January 4, 2021 between Chemung Canal Trust Company and Jeffrey P. Kenefick, Regional President (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on January 5, 2021 and incorporated herein by reference).

10.8	Chemung Financial Corporation 2021 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 8, 2021 and incorporated herein by reference).
10.9
Consent Order between Chemung Canal Trust Company and the New York State Department of Financial Services dated June 24, 2021 (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 29, 2021 and incorporated herein by reference).

10.10
Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-8 (333-257227) filed with the Commission on June 21, 2021 and incorporated herein by reference).

10.11
Form of Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-8 (333-257227) filed with the Commission on June 21, 2021 and incorporated herein by reference).

10.12	Chemung Canal Trust Company Defined Contribution Supplemental Executive Retirement Plan*
21	Subsidiaries of the Registrant.*
23.0	Consent of Crowe LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
101.INS	Instance Document
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*
*	Filed herewith.

ITEM 16.  10-K SUMMARY

None.

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages F-1 to F-60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Chemung Financial Corporation and Subsidiaries
Elmira, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment.

As described in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for loan losses is the amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance for loan losses was $21.0 million at December 31, 2021, which includes $18.0 million related to loans collectively evaluated for impairment.

The general valuation covers non-impaired loans and is based on historical loss experience adjusted for current factors. Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five-year history of net losses. For all other unclassified loans, the historical loss experience is determined by portfolio class and is supplemented with other qualitative factors based on the risks present for each portfolio class. These qualitative factors include considerations of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic business conditions and developments, including the condition of various market segments, (3) loan volume, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of the global economy.

We identified the allowance for loan losses for loans collectively evaluated for impairment as a critical audit matter because of the significant auditor judgment involved in evaluating management’s significant judgment applied in determining the subjective assumptions relating to: 1) the classification of loans subject to an adjusted loss history, and 2) the determination of the qualitative factors on the allowance for loan losses.

The primary procedures we performed to address this critical audit matter included:
a.Testing the effectiveness of controls over the evaluation of the allowance related to loans collectively evaluated for impairment, including addressing:
i.Grading of loans from independent loan review and management’s annual credit reviews.
ii.Management’s judgments and assumptions related to the qualitative assessment and the resulting allocation to the allowance, including the data used in the determination of qualitative factors.

a.Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the allowance related to loans collectively evaluated for impairment, which included:
i.Evaluation of loan grades of the commercial portfolio to ensure proper inclusion in pass categories or criticized and classified categories.
ii.Evaluation of the data used as a basis for the adjustments relating to the qualitative factors.
iii.Evaluation of the reasonableness of management’s judgments and assumptions related to the qualitative assessment and the resulting allocation to the allowance

Crowe LLP (173)

We have served as the Company's auditor since 2006.
Livingston, New Jersey
March 23, 2022

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share and per share amounts)	2021	2020
ASSETS
Cash and due from financial institutions	$17,365	$29,467
Interest-earning deposits in other financial institutions	9,616	79,071
Total cash and cash equivalents	26,981	108,538

Equity investments, at fair value	2,964	2,542

Securities available for sale, at estimated fair value	792,026	554,611
Securities held to maturity, estimated fair value of $3,796 at December 31, 2021 and $2,501 at December 31, 2020	3,790	2,469
FHLBNY and FRBNY Stock, at cost	4,218	3,150

Loans, net of deferred loan fees	1,518,249	1,536,463
Allowance for loan losses	(21,025)	(20,924)
Loans, net	1,497,224	1,515,539

Loans held for sale	396	170
Premises and equipment, net	17,969	20,119
Operating lease right-of-use assets	7,234	7,145
Goodwill	21,824	21,824
Other intangible assets, net	15	258
Bank owned life insurance	2,825	3,059
Accrued interest and other assets	41,009	40,027

Total assets	$2,418,475	$2,279,451

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$739,607	$620,423
Interest-bearing	1,415,826	1,417,351
Total deposits	2,155,433	2,037,774

FHLBNY overnight advances	14,570	—
Capital lease obligation	3,594	3,849
Operating lease liabilities	7,378	7,264
Dividends payable	1,450	1,214
Accrued interest payable and other liabilities	24,595	29,651
Total liabilities	2,207,020	2,079,752

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at December 31, 2021 and December 31, 2020	53	53
Additional-paid-in capital	46,901	46,764
Retained earnings	188,877	168,006
Treasury stock, at cost (636,720 shares at December 31, 2021; 642,239 shares at December 31, 2020)	(17,846)	(17,525)
Accumulated other comprehensive (loss) income	(6,530)	2,401

Total shareholders' equity	211,455	199,699

Total liabilities and shareholders' equity	$2,418,475	$2,279,451
See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)	2021	2020
Interest and Dividend Income:
Loans, including fees	$58,861	$59,089
Taxable securities	8,935	6,004
Tax exempt securities	1,061	1,060
Interest-earning deposits	151	754
Total interest and dividend income	69,008	66,907

Interest Expense:
Deposits	3,284	3,827
Borrowed funds	135	161
Total interest expense	3,419	3,988
Net interest income	65,589	62,919
Provision for loan losses	17	4,239
Net interest income after provision for loan losses	65,572	58,680

Non-Interest Income:
Wealth management group fee income	11,072	9,492
Service charges on deposit accounts	3,214	3,134
Interchange revenue from debit card transactions	4,844	4,068
Net gains on securities transactions	—	—
Change in fair value of equity investments	246	89
Net gain on sales of loans held for sale	1,073	1,730
Net gains (losses) on sales of other real estate owned	(16)	(79)
Income from bank owned life insurance	52	161
Other	3,385	2,529
Total non-interest income	23,870	21,124

Non-Interest Expenses:
Salaries and wages	24,413	24,250
Pension and other employee benefits	6,086	5,553
Other components of net periodic pension cost (benefit)	(1,583)	(1,017)
Net occupancy expenses	5,873	5,885
Furniture and equipment expenses	1,669	2,078
Data processing expense	8,519	7,576
Professional services	1,932	1,725
Legal accruals and settlements	—	—
Amortization of intangible assets	243	484
Marketing and advertising expense	792	631
Other real estate owned expenses	40	102
FDIC insurance	1,408	987
Loan expense	1,037	1,173
Other	5,253	6,508
Total non-interest expenses	55,682	55,935
Income before income tax expense	33,760	23,869
Income tax expense	7,335	4,607
Net income	$26,425	$19,262
Weighted average shares outstanding	4,683	4,802
Basic and diluted earnings per share	$5.64	$4.01

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
(in thousands)	2021	2020
Net income	$26,425	$19,262

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(15,632)	10,415
Reclassification adjustment gains realized in net income	—	—
Net unrealized gains (losses)	(15,632)	10,415
Tax effect	4,010	(2,656)
Net of tax amount	(11,622)	7,759

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	3,655	506
Reclassification adjustment for amortization of prior service benefit	(220)	(220)
Prior service credit	—	—
Reclassification adjustment for partial pension settlement loss included in pension expense	—	—
Reclassification adjustment for amortization of net actuarial losses	212	300
Total before tax effect	3,647	586
Tax effect	(956)	(145)
Net of tax amount	2,691	441

Total other comprehensive income (loss)	(8,931)	8,200

Comprehensive income	$17,494	$27,462

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	$53	$46,382	$153,701	$(11,710)	$(5,799)	$182,627
Net income	—	—	19,262	—	—	19,262
Other comprehensive income	—	—		—	8,200	8,200
Restricted stock awards	—	672	—	—	—	672
Distribution of 6,426 shares of treasury stock granted for directors’ deferred compensation plan	—	(182)	—	168	—	(14)
Distribution of 14,805 shares of treasury stock granted for employee restricted stock awards, net	—	(403)	—	403	—	—
Restricted stock units for directors' deferred compensation plan	—	29	—	—	—	29
Cash dividends declared ($1.04 per share)	—	—	(4,957)	—	—	(4,957)
Distribution of 7,923 shares of treasury stock for directors' compensation	—	145	—	205	—	350
Distribution of 2,274 shares of treasury stock for employee compensation	—	42	—	59	—	101
Sale of 36,104 shares of treasury stock (a)	—	74	—	944	—	1,018
Repurchase of 257,018 shares of common stock	—	—	—	(7,589)	—	(7,589)
Forfeiture of 112 shares of restricted stock awards	—	5	—	(5)	—	$—
Balances at December 31, 2020	$53	$46,764	$168,006	$(17,525)	$2,401	$199,699
(continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	$53	$46,764	$168,006	$(17,525)	$2,401	$199,699
Net income	—	—	26,425	—	—	26,425
Other comprehensive loss	—	—		—	(8,931)	(8,931)
Restricted stock awards	—	535	—	—	—	535
Distribution of 2,707 shares of treasury stock granted for directors’ deferred compensation plan	—	(72)	—	75	—	3
Distribution of 20,763 shares of treasury stock granted for employee restricted stock awards, net	—	(578)	—	578	—	—
Restricted stock units for directors' deferred compensation plan	—	19	—	—	—	19
Cash dividends declared ($1.19 per share)	—	—	(5,554)	—		(5,554)
Distribution of 9,291 shares of treasury stock for directors' compensation	—	64	—	253	—	317
Distribution of 3,860 shares of treasury stock for employee compensation	—	27	—	105	—	132
Sale of 10,322 shares of treasury stock (a)	—	142	—	284	—	426
Repurchase of 41,424 shares of common stock	—	—	—	(1,616)	—	(1,616)
Balances at December 31, 2021	$53	$46,901	$188,877	$(17,846)	$(6,530)	$211,455
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	YEARS ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2021	2020
Net income	$26,425	$19,262
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	759	856
Amortization of intangible assets	243	484
Deferred income tax (benefit) expense	570	(86)
Provision for loan losses	17	4,239
Loss on disposal of fixed assets	16	247
Depreciation and amortization of fixed assets	2,501	2,918
Amortization of premiums on securities, net	5,373	1,842
Gains on sales of loans held for sale, net	(1,073)	(1,730)
Proceeds from sales of loans held for sale	38,157	47,996
Loans originated and held for sale	(37,310)	(45,251)
Net (gains) losses on sale of other real estate owned	16	46
Write-downs on OREO	—	38
Net change in fair value of equity investments	(246)	(89)
Net gains on securities transactions	—	—
Proceeds from sales of trading assets	161	91
Purchase of trading assets	(337)	(370)
(Increase) decrease in other assets	(1,954)	(9,883)
Increase (decrease) in accrued interest payable	(53)	(37)
Expense related to restricted stock units for directors' deferred compensation plan	19	29
Expense related to employee stock compensation	132	101
Expense related to employee restricted stock awards	535	672
Payments on operating leases	(1,202)	(820)
Increase (decrease) in other liabilities	2,764	8,265
Income from bank owned life insurance	(52)	(161)
Net cash provided by operating activities	35,461	28,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	—
Proceeds from maturities, calls, and principal paydowns on securities available for sale	143,193	67,888
Proceeds from maturities and principal collected on securities held to maturity	937	2,007
Purchases of securities available for sale	(401,594)	(329,836)
Purchases of securities held to maturity	(2,277)	(1,361)
Purchase of FHLBNY and FRBNY stock	(3,467)	(51)
Redemption of FHLBNY and FRBNY stock	2,399	—
Purchases of premises and equipment	(367)	(867)
Proceeds from sale of other real estate owned	210	627
Proceeds from sale of loans	—	5,227
Proceeds from bank owned life insurance	286	213
Net (increase) decrease in loans	18,196	(239,695)
Net cash (used by) provided by investing activities	(242,484)	(495,848)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	207,033	341,081
Net increase (decrease) in time deposits	(89,374)	124,555
Net change in FHLBNY overnight advances	14,570	—
Principal payments made on capital lease	(255)	(236)
Purchase of treasury stock	(1,616)	(7,589)
Sale of treasury stock	426	1,018
Cash dividends paid	(5,318)	(5,006)
Net cash (used in) provided by financing activities	125,466	453,823
Net increase (decrease) in cash and cash equivalents	(81,557)	(13,366)
Cash and cash equivalents, beginning of period	108,538	121,904
Cash and cash equivalents, end of period	$26,981	$108,538
(Continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,472	$4,025
Income Taxes	$5,675	$6,005

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$102	$431
Dividends declared, not yet paid	$1,450	$1,214
Repurchase of common stock in lieu of employee payroll taxes	$(270)	$(238)
Distribution of treasury stock for directors' deferred compensation plan	$3	$(14)
Distribution of treasury stock for directors' compensation	$317	$350
Forfeiture of shares of restricted stock awards	$—	$(5)

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 and 2020

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Corporation, through its wholly-owned subsidiaries, the Bank and CFS Group, Inc., provides a wide range of banking, financing, fiduciary and other financial services to its clients. The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory agencies.
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
Section 4013 of the CARES Act, signed into law of March 27, 2020, gives entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (TDRs) under ASC 310-40, Receivables: Troubled Debt Restructurings by Creditors, in certain situations. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan, until January 1, 2022. All loan modifications made by the Corporation in response to the COVID-19 pandemic have been in accordance with Section 4013 of the CARES Act.

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

OTHER REAL ESTATE

Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at estimated fair value of the property less estimated costs to dispose at the time of acquisition to establish a new carrying value. Write downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. Subsequent adjustments to the carrying values of such properties resulting from declines in fair value are charged to operations in the period in which the declines occur.

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts. The unaudited market value of trust assets under administration total $2.325 billion, including $344.2 million of assets held under management or administration for the Corporation, at December 31, 2021 and $2.091 billion, including $305.5 million of assets held under management or administration for the Corporation, at December 31, 2020.

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
Under the Plan, pension benefits are based upon final average annual compensation where the annual compensation is total base earnings paid plus commissions. Bonuses, overtime, and dividends are excluded. The normal retirement benefit equals 1.2% of final average compensation (highest consecutive five years of annual compensation in the prior ten years) times years of service (up to a maximum of 25 years), plus 1% of average monthly compensation for each additional year of service (up to a maximum of 10 years), plus 0.65% of average monthly compensation in excess of covered compensation for each year of credited service up to 35 years. Covered compensation is the average of the social security taxable wage base in effect for the 35 year period prior to normal social security retirement age.
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

Defined Contribution Profit Sharing, Savings and Investment Plan:

The Corporation also sponsors a 401(K) defined contribution profit sharing, savings and investment plan which covers all eligible employees. The Corporation contributes a non-discretionary 3% of gross annual wages (as defined by the 401(k) plan) for each participant, regardless of the participant’s deferral, in addition to a 50% match up to 6% of gross annual wages. All contributions made on or after January 1, 2017 will vest immediately. The plan's assets consist of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds. The plan’s expense is the amount of non-discretionary and matching contributions and is charged to non-interest expenses in the consolidated statements of income.

Defined Benefit Health Care Plan:

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to employees who meet minimum age and service requirements. This plan was amended effective July 1, 2006. Prior to this amendment, all retirees age 55 or older were eligible for coverage under the Corporation's self-insured health care plan, contributing 40% of the cost of the coverage. Under the amended plan, coverage for Medicare eligible retirees who reside in the Central New York geographic area is provided under a group sponsored plan with Excellus BlueCross BlueShield called Medicare Blue PPO, with the retiree paying 100% of the premium. Excellus BlueCross BlueShield assumes full liability for the payment of health care benefits incurred after July 1, 2006. Current Medicare eligible retirees who reside outside of the Central New York geographic area were eligible for coverage under the Corporation's self-insured plan through December 31, 2009, contributing 50% of the cost of coverage. Effective January 1, 2010, these out of area retirees were eligible for coverage under a Medicare Supplement Plan C administered by Excellus BlueCross BlueShield, contributing 50% of the premium. Current retirees between the ages of 55 and 65, will continue to be eligible for coverage under the Corporation's self-insured plan, contributing 50% of the cost of the coverage. Employees who retired after July 1, 2006, and become Medicare eligible will only have access to the Medicare Blue PPO plan. Additionally, effective July 1, 2006, dental benefits were eliminated for all retirees.  The cost of the plan is based on actuarial computations of current and future benefits for employees, and is charged to non-interest expenses in the consolidated statements of income.
On October 20, 2016, the Corporation amended its defined benefit health care plan to not allow any new retirees into the plan, effective January 1, 2017. The effects of this freeze are reflected in the pension plan disclosures as of December 31, 2019 and 2018. See Note 13 for further details.

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

2021 Equity Incentive Plan

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

The 2021 Plan is designed to align the interests of the Corporation’s executives, senior managers and directors with the interests of the Corporation and its shareholders, to ensure the Corporation’s compensation practices are competitive and comparable with those of its peers, and to promote the retention of select management-level employees and directors. Under the terms of the 2021 Plan, the Compensation and Personnel Committee may approve discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2021 Plan, the chief executive officer and members of the Board of Directors. Awards are based on the performance, responsibility and contributions of the individual and are targeted at the median of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2021 Plan may not exceed 170,000, upon which time the 2021 Plan will be amended, presented and approved by the Corporation's shareholders to include additional shares of the Corporation's common stock. Awards under the 2021 Plans may be vested no earlier than the first anniversary of the date on which the award is granted. Compensation expense for shares granted will be recognized over the vesting period of the award based upon average closing price of the Corporation's stock for each of the prior 30 trading days ending on the grant date.

A Directors Deferred Fee Plan, an addendum to the 2021 Plan, for non-employee directors of the Corporation or the Bank, provides that directors may elect to defer receipt of all or any part of their fees. Deferrals are either credited with interest compounded quarterly at the Applicable Federal Rate for short-term debt instruments or converted to units, which appreciate or depreciate, as would an actual share of the Corporation’s common stock purchased on the deferral date. Cash deferrals will be paid into an interest bearing account and paid in cash. Units will be paid in shares of common stock. All directors’ fees are charged to non-interest expenses in the consolidated statements of income.

See Note 14 for further details.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value. If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations. Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2021.
The Corporation's intangible assets with definite useful lives resulted from the purchase of the trust business of Partners Trust Bank in May of 2007 with a remaining balance of $15 thousand. The intangible assets related to the acquisition of six branches of Bank of America in November of 2013, were fully amortized at December 31, 2020. The identifiable core deposit intangible related to the FOFC acquisition was being amortized using a 10 year accelerated method and was fully amortized at December 31, 2021.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Corporation has the ability to enter into sales of securities under agreements to repurchase. The agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The amount of the securities underlying the agreements continues to be carried in the Corporation's securities portfolio. The Corporation has agreed to repurchase securities identical to those sold. The securities underlying the agreements are under the Corporation's control.

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

EARNINGS PER COMMON SHARE

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Issuable shares including those related to directors' restricted stock units are considered outstanding and are included in the computation of basic earnings per share. All outstanding unvested share based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities. The impact of the participating securities on earnings per share is not material. Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.

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

In June, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal years beginning after

December 15, 2018. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to January, 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the delay. The Corporation has established a committee to oversee the implementation of CECL and has selected a vendor to assist in the implementation process. The model chosen utilizes a loss driver analysis which includes reasonable and supportable forecasts to estimate future losses. This analysis includes different methods such as discounted cash flows, remaining life and vintage analysis, which are used depending on the nature of the portfolio segment. The Corporation is running its current incurred loss model and a CECL model concurrently. The Corporation is in the process of updating its policies and internal controls accordingly. The Corporation expects to recognize a one-time cumulative-effect adjustment to our allowance for loan losses upon adoption of CECL, effective of January 1, 2023, consistent with regulatory expectations set forth in interagency guidance.

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

(2)    RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

Generally, the Corporation is required to maintain balances with the Federal Reserve Bank of New York based upon outstanding balances of deposit transaction accounts. However, as announced on March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020, due to the COVID-19 pandemic. Therefore, at December 31, 2021 and 2020, there were no reserve requirements with the Federal Reserve Bank of New York.
The Corporation also maintains a pre-funded settlement account with a financial institution in the amount of $1.6 million for electronic funds transaction settlement purposes at December 31, 2021 and 2020.
The Corporation also maintains a collateral restricted account with a financial institution related to the Corporation's interest rate swap program. The account serves as collateral in the event of default on the interest rate swaps with the counterparties. The collateral held at the financial institution was $7.6 million as of December 31, 2021, and $19.1 million collateral held at the financial institution as of December 31, 2020.

(3)     SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2021 and 2020 are as follows (in thousands):

	2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. treasury notes and bonds	$61,084	$60,431	$—	$—
Mortgage-backed securities, residential	$582,060	$577,361	$458,245	$467,866
Obligations of states and political subdivisions	40,299	42,303	40,662	43,405
Corporate bonds and notes	22,750	22,848	9,000	9,035
SBA loan pools	89,216	89,083	34,455	34,305
Total	$795,409	$792,026	$542,362	$554,611

Gross unrealized gains and losses on securities available for sale at December 31, 2021 and 2020, were as follows (in thousands):

	2021		2020
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
U.S. treasury notes and bonds	$27	$680	$—	$—
Mortgage-backed securities, residential	$4,032	$8,731	$9,822	$201
Obligations of states and political subdivisions	2,004	—	2,743	—
Corporate bonds and notes	180	82	47	12
SBA loan pools	344	477	42	192
Total	$6,587	$9,970	$12,654	$405

The amortized cost and estimated fair value of debt securities available for sale are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Within one year	$1,302	$1,307
After one, but within five years	37,598	39,099
After five, but within ten years	25,087	25,652
After ten years	470	500
Mortgage-backed securities, residential	582,060	577,361
U.S. treasury notes and bonds	59,676	59,024
SBA loan pools	89,216	89,083
Total	$795,409	$792,026

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no proceeds from sales and calls of securities resulting in gains or losses during the years ended December 31, 2021 and 2020.

Amortized cost and estimated fair value of securities held to maturity at December 31, 2021 and 2020 are as follows (in thousands):

	2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$2,157	$2,157	$326	$326
Time deposits with other financial institutions	1,633	1,639	2,143	2,175
	$3,790	$3,796	$2,469	$2,501

Gross unrealized gains and losses on securities held to maturity at December 31, 2021 and 2020, were as follows (in thousands):

	2021		2020
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Time deposits with other financial institutions	$6	$—	$32	$—
Total	$6	$—	$32	$—

There were no sales of securities held to maturity in 2021 or 2020.

The contractual maturity of securities held to maturity is as follows at December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Within one year	$2,171	$2,176
After one, but within five years	819	820
After five, but within ten years	800	800
Total	$3,790	$3,796

The following table summarizes the investment securities available for sale with unrealized losses at December 31, 2021 and December 31, 2020 by aggregated major security type and length of time in a continuous unrealized position (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2021
U.S. treasury notes and bonds	$49,084	$680	$—	$—	$49,084	$680
Mortgage-backed securities, residential	293,720	4,502	122,050	4,229	415,770	8,731
Corporate bonds and notes	4,928	72	1,989	10	6,917	82
SBA loan pools	51,235	296	13,769	181	65,004	477
Total temporarily impaired securities	$398,967	$5,550	$137,808	$4,420	$536,775	$9,970

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2020
Mortgage-backed securities, residential	$70,037	$200	$970	$1	$71,007	$201
Corporate bonds and notes	2,988	12	—	—	2,988	12
SBA loan pools	15,245	156	3,636	36	18,881	192
Total temporarily impaired securities	$88,270	$368	$4,606	$37	$92,876	$405

Other-Than-Temporary-Impairment

As of December 31, 2021, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities. At December 31, 2021, the unrealized losses related to mortgage-backed securities issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac as well as corporate bonds and notes. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2021.

Pledged Securities

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $242.9 million at December 31, 2021 and $180.8 million at December 31, 2020.
There are no securities pledged to secure securities sold under agreements to repurchase at December 31, 2021 and 2020, respectively.

Concentrations

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2021 or 2020.

Equity Method Investments

The Corporation has an equity investment in Cephas Capital Partners, L.P. This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2021 and 2020, this investment totaled $0.1 million and $0.2 million, respectively, is included in other assets, and is accounted for under the equity method of accounting.

(4)     LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred loan fees is summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Commercial and agricultural:
Commercial and industrial	$256,893	$368,663
Agricultural	394	283
Commercial mortgages:
Construction	82,204	61,945
Commercial mortgages	720,358	654,663
Residential mortgages	259,334	239,401
Consumer loans:
Home equity lines and loans	70,670	78,547
Indirect consumer loans	118,569	120,538
Direct consumer loans	9,827	12,423
Total loans, net of deferred loan fees	1,518,249	1,536,463
Interest receivable on loans	4,133	5,035
Total recorded investment in loans	$1,522,382	$1,541,498

Residential mortgages held for sale as of December 31, 2021 and 2020 totaling $0.4 million and $0.2 million, respectively, are not included in the above table.

Residential mortgages totaling $204.2 million at December 31, 2021 and $101.9 million at December 31, 2020 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLBNY.

As of December 31, 2021, the Corporation had outstanding loan balances of $43.2 million for PPP loans which are included in commercial and industrial loans in the table above. These loans require no allowance for loan losses as of December 31, 2021 since they are government guaranteed loans.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2021 and 2020, respectively (in thousands):

	December 31, 2021
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$4,493	$11,496	$2,079	$2,856	$20,924
Charge Offs:	(28)	(43)	(75)	(593)	(739)
Recoveries:	312	3	10	498	823
Net (charge offs) recoveries	284	(40)	(65)	(95)	84
Provision	(1,186)	2,100	(211)	(686)	17
Ending balance	$3,591	$13,556	$1,803	$2,075	$21,025

	December 31, 2020
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$10,227	$8,869	$1,252	$3,130	$23,478
Charge Offs:	(4,068)	(2,143)	(56)	(1,113)	(7,380)
Recoveries:	89	14	86	398	587
Net recoveries (charge offs)	(3,979)	(2,129)	30	(715)	(6,793)
Provision	(1,755)	4,756	797	441	4,239
Ending balance	$4,493	$11,496	$2,079	$2,856	$20,924

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,394	$1,571	$—	$65	$3,030
Collectively evaluated for impairment	2,197	11,985	1,803	2,010	17,995
Total ending allowance balance	$3,591	$13,556	$1,803	$2,075	$21,025

	December 31, 2020
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,401	$74	$—	$52	$1,527
Collectively evaluated for impairment	3,092	11,422	2,079	2,804	19,397
Total ending allowance balance	$4,493	$11,496	$2,079	$2,856	$20,924

	December 31, 2021
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,427	$7,967	$938	$315	$11,647
Loans collectively evaluated for impairment	255,586	796,858	259,029	199,262	1,510,735
Total ending loans balance	$258,013	$804,825	$259,967	$199,577	$1,522,382

	December 31, 2020
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,400	$5,117	$1,271	$801	$10,589
Loans collectively evaluated for impairment	366,852	714,028	238,742	211,287	1,530,909
Total ending loans balance	$370,252	$719,145	$240,013	$212,088	$1,541,498

The following tables present loans individually evaluated for impairment recognized by class of loans as of December 31, 2021 and December 31, 2020, the average recorded investment and interest income recognized by class of loans as of the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$954	$948	$—	$1,960	$1,963	$—
Commercial mortgages:
Construction	129	130	—	188	189	—
Commercial mortgages	6,940	4,278	—	6,814	4,760	—
Residential mortgages	951	938	—	1,283	1,271	—
Consumer loans:
Home equity lines and loans	185	169	—	645	631	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,350	1,479	1,394	5,228	1,437	1,401
Commercial mortgages:
Commercial mortgages	3,550	3,559	1,571	258	168	74
Consumer loans:
Home equity lines and loans	146	146	65	170	170	52
Total	$18,205	$11,647	$3,030	$16,546	$10,589	$1,527

	December 31, 2021		December 31, 2020
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$1,505	$6	$936	$16
Commercial mortgages:
Construction	159	6	219	8
Commercial mortgages	4,650	30	4,103	16
Residential mortgages	1,015	40	952	25
Consumer loans:
Home equity lines & loans	273	7	446	7
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,505	8	4,981	4
Commercial mortgages:
Commercial mortgages	2,236	49	2,949	—
Consumer loans:
Home equity lines and loans	157	—	104	—
Total	$11,500	$146	$14,690	$76
(1)  Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of December 31, 2021 and December 31, 2020 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	2021	2020	2021	2020
Commercial and agricultural:
Commercial and industrial	$1,932	$2,167	$4	$2
Commercial mortgages:
Construction	34	55	—	—
Commercial mortgages	3,844	4,415	—	—
Residential mortgages	1,039	1,632	—	—
Consumer loans:
Home equity lines and loans	790	1,159	—	—
Indirect consumer loans	462	519	—	—
Direct consumer loans	13	5	—	—
Total	$8,114	$9,952	$4	$2

The following tables present the aging of the recorded investment in loans as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$413	$148	$26	$587	$257,031	$257,618
Agricultural	—	—	—	—	395	395
Commercial mortgages:
Construction	—	—	—	—	82,435	82,435
Commercial mortgages	24	224	1,302	1,550	720,840	722,390
Residential mortgages	580	32	652	1,264	258,703	259,967
Consumer loans:
Home equity lines and loans	256	69	424	749	70,105	70,854
Indirect consumer loans	1,179	424	255	1,858	116,997	118,855
Direct consumer loans	24	11	13	48	9,820	9,868
Total	$2,476	$908	$2,672	$6,056	$1,516,326	$1,522,382

	December 31, 2020
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$520	$14	$30	$564	$369,404	$369,968
Agricultural	—	—	—	—	284	284
Commercial mortgages:
Construction	—	—	—	—	62,164	62,164
Commercial mortgages	1,438	3,696	308	5,442	651,539	656,981
Residential mortgages	817	406	461	1,684	238,329	240,013
Consumer loans:
Home equity lines and loans	521	41	474	1,036	77,725	78,761
Indirect consumer loans	1,268	198	252	1,718	119,135	120,853
Direct consumer loans	34	2	—	36	12,438	12,474
Total	$4,598	$4,357	$1,525	$10,480	$1,531,018	$1,541,498

Troubled Debt Restructurings:

A modification of a loan may result in classification as a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 related modifications and therefore will not be treated as TDRs. At its highest point as of May 31, 2020, in conformance with section 4013 of the CARES Act, total loan forbearances represented 15.77% of the Corporation's total loan portfolio, or $242.5 million. As of December 31, 2021, in conformance with Section 4013 of the CARES Act, no loans remained in modified status.
As of December 31, 2021 and 2020, the Corporation has a recorded investment in TDRs of $10.3 million and $6.7 million, respectively. There were specific reserves of $1.9 million allocated for TDRs at December 31, 2021 and $0.4 million allocated for December 31, 2020. As of December 31, 2021, TDRs totaling $5.6 million were accruing interest under the modified terms and $4.7 million were on non-accrual status. As of December 31, 2020, TDRs totaling $2.8 million were accruing interest under the modified terms and $3.9 million were on non-accrual status. The Corporation has committed no additional amounts to customers with outstanding loans that are classified as TDRs as of December 31, 2021 and 2020.
During the years ended December 31, 2021 and 2020, the terms of certain loans were modified as TDRs. During the year ended December 31, 2021, the terms and conditions of two commercial and industrial and four commercial mortgage loans were modified as TDRs. The modification of the terms of all of these loans included a postponement or reduction of the scheduled amortized payments for greater than a three month period.
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

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2021 and 2020 (in thousands):

December 31, 2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	2	$502	$502
Commercial mortgages:
Commercial mortgages	4	6,094	6,094
Total	6	$6,596	$6,596

The TDRs described above increased the allowance for loan losses by $1.7 million and resulted in no charge offs during the year ended December 31, 2021.

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

There were no payment defaults on any loans previously modified as troubled debt restructurings during the year ended December 31, 2021, within twelve months following the modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are included in groups of homogeneous loans. Based on the analyses performed as of December 31, 2021 and 2020, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	December 31, 2021
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$250,529	$2,892	$3,108	$1,089	$257,618
Agricultural	—	395	—	—	—	395
Commercial mortgages:
Construction	—	82,404	—	31	—	82,435
Commercial mortgages	—	672,741	31,072	17,458	1,119	722,390
Residential mortgages	258,928		—	1,039	—	259,967
Consumer loans
Home equity lines and loans	70,064	—	—	790	—	70,854
Indirect consumer loans	118,393	—	—	462	—	118,855
Direct consumer loans	9,855	—	—	13	—	9,868
Total	$457,240	$1,006,069	$33,964	$22,901	$2,208	$1,522,382

	December 31, 2020
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$360,500	$2,999	$5,092	$1,377	$369,968
Agricultural	—	284	—	—	—	284
Commercial mortgages:
Construction	—	59,885	—	2,279	—	62,164
Commercial mortgages	—	616,090	23,631	16,128	1,132	656,981
Residential mortgages	238,381	—	—	1,632	—	240,013
Consumer loans
Home equity lines and loans	77,602	—	—	1,159	—	78,761
Indirect consumer loans	120,334	—	—	519	—	120,853
Direct consumer loans	12,470	—	—	4	—	12,474
Total	$448,787	$1,036,759	$26,630	$26,813	$2,509	$1,541,498

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Non-performing loans include non-accrual loans and non-accrual troubled debt restructurings.

The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$258,928	$70,064	$118,393	$9,855
Non-Performing	1,039	790	462	13
Total	$259,967	$70,854	$118,855	$9,868

	December 31, 2020
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$238,381	$77,602	$120,334	$12,470
Non-Performing	1,632	1,159	519	4
Total	$240,013	$78,761	$120,853	$12,474

(5)    PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Land	$4,710	$4,803
Buildings	40,726	41,957
Projects in progress	5	65
Equipment and furniture	37,183	37,183
Leasehold improvements	5,318	5,285
	87,942	89,293
Less accumulated depreciation and amortization	69,973	69,174
Net book value	$17,969	$20,119

Depreciation expense was $2.5 million and $2.9 million for 2021 and 2020, respectively.

Capital Leases

The Corporation leases certain buildings under capital leases. The lease arrangements require monthly payments through 2036.

The Corporation has included these leases in premises and equipment as follows:

	2021	2020
Buildings	$5,572	$5,572
Accumulated depreciation	(2,208)	(1,875)
Net book value	$3,364	$3,697

(6)    LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of December 31, 2021, the weighted average remaining lease term was 9.5 years with a weighted average discount rate of 3.33%. Rent expense was 1.0 million for each of the years ended December 31, 2021 and 2020, respectively. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees. The Corporation's operating lease obligation increased $0.8 million as of December 31, 2021 due to modification agreements, the addition of a new location in Clarence, New York, and the relocation of an existing branch location in Bath, New York.

Leased branch properties at December 31, 2021 and December 31, 2020 consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Operating lease right-of-use asset	$7,145	$8,001
Less: accumulated amortization	(759)	(705)
Less: lease termination	(313)	(151)
Add: new lease agreement and modifications	$1,161	$—
Operating lease right-of-use-assets, net	$7,234	$7,145

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of December 31, 2021 (in thousands):

Year	Amount
2022	$979
2023	992
2024	924
2025	841
2026	845
2027 and thereafter	4,021
Total minimum lease payments	8,602
Less: amount representing interest	(1,224)
Present value of net minimum lease payments	$7,378

As of December 31, 2021, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of December 31, 2021, the weighted average remaining lease term was 11.1 years years with a weighted average discount rate of 3.37%. The Corporation has included these leases in premises and equipment as of December 31, 2021 and December 31, 2020.

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of December 31, 2021 (in thousands):

Year	Amount
2022	$391
2023	391
2024	391
2025	409
2026	425
2027 and thereafter	2,415
Total minimum lease payments	4,422
Less: amount representing interest	(828)
Present value of net minimum lease payments	$3,594

As of December 31, 2021, the Corporation had no finance leases that were signed, but had not yet commenced.

(7)            GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
End of year	$21,824	$21,824

Acquired intangible assets were as follows at December 31, 2021 and 2020 (in thousands):

	At December 31, 2021		At December 31, 2020
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,974	$5,975	$5,962
Other customer relationship intangibles	5,633	5,619	5,633	5,388
Total	$11,608	$11,593	$11,608	$11,350

Aggregate amortization expense was $0.2 million and $0.5 million for 2021 and 2020, respectively.

The remaining estimated aggregate amortization expense at December 31, 2021 is listed below (in thousands):

Year	Estimated Expense
2022	$15
Total	$15

(8)    DEPOSITS

A summary of deposits at December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
Non-interest-bearing demand deposits	$739,607	$620,423
Interest-bearing demand deposits	284,721	282,172
Insured money market accounts	654,553	603,583
Savings deposits	280,195	245,865
Time deposits	196,357	285,731
Total	$2,155,433	$2,037,774

Scheduled maturities of time deposits at December 31, 2021, are summarized as follows (in thousands):

Year	Maturities
2022	$165,290
2023	16,067
2024	10,695
2025	876
2026	226
2027	3,203
Total	$196,357

Time deposits that meet or exceed the FDIC Insurance limit of $250 thousand at December 31, 2021 and 2020 were $28.8 million and $31.2 million, respectively.

(9)    FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

As of December 31, 2021, FHLBNY fixed rate term advances and overnight advances totaled $14.6 million. There were no FHLBNY fixed rate term advances and overnight advances as of December 31, 2020.

The following is a summary of FHLBNY fixed rate term advances and overnight advances as of December 31, 2021. The carrying amount includes the advance balance plus purchase accounting adjustments that are amortized over the term of the advance (in thousands):

2021
Amount	Rate	Maturity Date	Call Date
$14,570	0.34%	January 3, 2022	-
$14,570	0.34%

The Bank has pledged $204.2 million and $101.9 million of first mortgage loans under a blanket lien arrangement at December 31, 2021 and 2020, respectively, as collateral for future borrowings.  Based on this collateral and additional securities held, the Bank's unused borrowing capacity at the FHLBNY was $161.0 million at December 31, 2021.

(10)    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the years ended December 31, 2021 and 2020 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Year ended December 31, 2021
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,266	$—	$—	$2,266
Other	948	—	—	948
Interchange revenue from debit card transactions	4,844	—	—	4,844
WMG fee income	—	11,072	—	11,072
CFS fee and commission income	—	—	1,043	1,043
Net gains (losses) on sales of OREO	(16)	—	—	(16)
Net gains on sales of loans(a)	1,073	—	—	1,073
Loan servicing fees(a)	148	—	—	148
Change in fair value of equity securities(a)	161	—	85	246
Income from bank-owned life insurance(a)	52		—	52
Other(a)	2,264	—	(70)	2,194
Total non-interest income	$11,740	$11,072	$1,058	$23,870
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Year ended December 31, 2020
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,304	$—	$—	$2,304
Other	830	—	—	830
Interchange revenue from debit card transactions	4,068	—	—	4,068
WMG fee income	—	9,492	—	9,492
CFS fee and commission income	—	—	657	657
Net gains (losses) on sales of OREO	(79)	—	—	(79)
Net gains on sales of loans(a)	1,730	—	—	1,730
Loan servicing fees(a)	121	—	—	121
Change in fair value of equity securities(a)	139	—	(50)	89
Income from bank-owned life insurance(a)	161	—	—	161
Other(a)	1,708	—	43	1,751
Total non-interest income	$10,982	$9,492	$650	$21,124
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
The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2021, the Corporation held derivatives not designated as hedging instruments with a total notional amount of $490.0 million. Derivatives not designated as hedging instruments included back-to-back interest rate swaps of $471.5 million, consisting of $235.7 million of interest rate swaps with commercial borrowers and an additional $235.7 million of offsetting interest rate swaps with third-party counter-parties on substantially the same terms, and risk participation agreements with dealer banks of $18.6 million. Free-standing derivatives are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded in other non-interest income.

The following table presents information regarding our derivative financial instruments, at December 31:

2021	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	35	$235,730	7.7	3.83%	2.14%	$(9,711)
Interest rate swap agreements with third-party counter-parties	35	235,730	7.7	2.14%	3.83%	9,498
Risk participation agreements	4	18,552	2.2			(15)
Total	74	$490,012				$(228)

2020	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	26	$179,085	7.7	3.95%	2.20%	$(15,024)
Interest rate swap agreements with third-party counter-parties	26	179,085	7.7	2.20%	3.95%	14,702
Risk participation agreements	4	18,840	2.8			(35)
	56	$377,010				$(357)

Off-balance sheet exposure for the risk participation agreements was $0.5 million and $0.4 million for December 31, 2021 and December 31, 2020, respectively.

Amounts included in the Consolidated Statements of Income related to derivatives not designated as hedging were as follows:

	Years Ended December 31,
	2021	2020
Derivatives not designated as hedging instruments:
Interest rate swap agreements with commercial loan customers:
Unrealized (loss) recognized in non-interest income	$5,313	$(8,224)

Interest rate swap agreements with third-party counter-parties:
Unrealized gain recognized in non-interest income	(5,204)	8,236

Risk participation agreements:
Unrealized gain (loss) recognized in non-interest income	20	(4)

Unrealized gain (loss) recognized in non-interest income	$129	$8

(12)            INCOME TAXES

For the years ended December 31, 2021 and 2020, income tax expense attributable to income from operations consisted of the following (in thousands):

	2021	2020
Current expense:
Federal	$5,732	$4,413
State	1,033	280
Total current	6,765	4,693
Deferred expense/(benefit):
Federal	527	(136)
State	43	50
Total deferred	570	(86)
Income tax expense	$7,335	$4,607

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows (in thousands):

	2021	2020
Statutory federal tax rate	21%	21%
Tax computed at statutory rate	$7,090	$5,013
Increase (reduction) resulting from:
Tax-exempt income	(380)	(395)
831(b) premium adjustment	(291)	(296)
Dividend exclusion	(8)	(5)
State taxes, net of Federal impact	803	118
Nondeductible interest expense	4	5
Other items, net	117	167
Income tax expense	$7,335	$4,607
Effective tax rate	21.7%	19.3%
The higher tax expense in 2021 when compared to 2020 can be attributed to an increase in pretax income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020, are presented below (in thousands):

	2021	2020
Deferred tax assets:
Allowance for loan losses	$5,546	$5,393
Accrual for employee benefit plans	—	47
Depreciation	979	681
Deferred compensation and directors' fees	1,130	1,045
Operating lease liabilities	1,976	1,831
Purchase accounting adjustment – loans	—	1
Purchase accounting adjustment – fixed assets	153	149
Gain on deemed sale of securities	—	54
Net unrealized losses on securities available for sale	886	—
Accounting for defined benefit pension and other benefit plans	1,347	2,302
Nonaccrued interest	473	687
Accrued expense	139	158
Other items, net	127	48
Total gross deferred tax assets	12,756	12,396

Deferred tax liabilities:
Deferred loan fees and costs	355	274
Prepaid pension	3,715	3,344
Net unrealized gains on securities available for sale	—	3,124
Discount accretion	78	50
Core deposit intangible	1,556	1,353
REIT dividend	608	616
Operating lease right-of-use assets	1,976	1,831
Accrual for employee benefit plans	3	—
Other	344	168
Total gross deferred tax liabilities	8,635	10,760
Net deferred tax asset	$4,121	$1,636

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
As of December 31, 2021 and 2020, the Corporation did not have any unrecognized tax benefits.
The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes.  As of December 31, 2021 and 2020, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.
The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2018 and for New York State taxing authorities for the year prior to 2018. New York State taxing authorities are currently auditing the Corporation with the years 2018, 2019, and 2020. The Corporation does not anticipate material adjustments as a result of the New York State audits.

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2021 and 2020 (in thousands):

Change in projected benefit obligation:	2021	2020
Benefit obligation at beginning of year	$42,781	$39,886
Service cost	—	—
Interest cost	1,084	1,300
Actuarial (gain) loss	(1,300)	3,735
Curtailments	—	—
Settlements	—	—
Benefits paid	(2,161)	(2,140)
Benefit obligation at end of year	$40,404	$42,781

Change in plan assets:	2021	2020
Fair value of plan assets at beginning of year	$50,134	$45,557
Actual return on plan assets	5,014	6,717
Employer contributions	—	—
Settlements	—	—
Benefits paid	(2,161)	(2,140)
Fair value of plan assets at end of year	$52,987	$50,134

Funded status	$12,583	$7,353

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Net actuarial loss	$4,833	$8,602
Prior service cost	—	—
Total before tax effects	$4,833	$8,602

The accumulated benefit obligation at December 31, 2021 and 2020 was $40.4 million and $42.8 million, respectively.

Actuarial gains in the Projected Benefit Obligation (PBO) in 2021 were primarily the result of the increase in discount rate. The increase in discount rate caused the PBO to decrease by $1.3 million. Other sources of gain/loss such as plan experience, updated census data and minor adjustments to actuarial assumptions generated a combined loss of less than 1% of expected year end obligations.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2021 and 2020 were as follows:

	2021	2020
Discount rate	2.87%	2.61%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) in 2021 and 2020 consist of the following (in thousands):

Net periodic benefit cost	2021	2020
Service cost, benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	1,084	1,300
Expected return on plan assets	(2,696)	(2,444)
Amortization of net loss	151	213
Amortization of prior service cost	—	—
Recognized (gain) loss due to settlements	—	—
Net periodic cost (benefit)	$(1,461)	$(931)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2021	2020
Net actuarial (gain) loss	$(3,618)	$(538)
Recognized loss	(151)	(213)
Amortization of prior service cost	—	—
Total recognized in other comprehensive income (loss) (before tax effect)	$(3,769)	$(751)

Total recognized in net (benefit) cost and other comprehensive income (loss) (before tax effect)	$(5,230)	$(1,682)

During 2021, the plan's total unrecognized net loss decreased by $3.8 million. The variance between the actual and expected return on plan assets during 2021 decreased the total unrecognized net loss by $2.3 million. Because the total unrecognized net gain or loss in the plan exceeds 10% of the projected benefit obligation or 10% of the plan assets, and the plan is frozen, the excess will be amortized over the average future life expectancy of all plan participants. Prior to the plan freeze on December 31, 2016, the excess had been amortized over the average future working lifetime of all plan participants. As of January 1, 2021, the average expected future life expectancy of all participants which was 23.07 years. Actual results for 2022 will depend on the 2022 actuarial valuation of the plan.

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2021, 2020 were as follows:

	2021	2020
Discount rate	2.61%	3.33%
Expected return on assets	5.50%	5.50%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

The Corporation changes important assumptions whenever changing conditions warrant. At December 31, 2021 the Corporation used IRS Static 2022 Mortality Table with Mortality Improvement Scale MP-2020 as a basis for the Plan's valuation. At December 31, 2020, the Corporation used IRS Static 2021 Mortality Table with Mortality Improvement Scale MP-2019 as a basis for the Plan's valuation. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.

The Corporation's overall investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types. The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds. Other investments may consist of mutual funds, money market funds and cash & cash equivalents. While no significant changes in the asset allocations are expected during 2022, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a CAPM using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2021	Percentage of Plan Assets at December 31,		Expected Long-Term Rate of Return
		2021	2020
Large cap domestic equities	20% - 50%	42%	43%	10.1%
Mid-cap domestic equities	0% - 15%	—%	2%	10.5%
Small-cap domestic equities	0% - 10%	5%	3%	9.0%
International equities	0% - 20%	4%	3%	11.1%
Intermediate fixed income	30% - 70%	45%	45%	4.2%
Alternative assets	0% - 10%	—%	—%	—%
Cash	0% - 20%	4%	4%	1.1%
Total		100%	100%

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
As of December 31, 2021 and 2020, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.
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

The fair value of the plan assets at December 31, 2021 and 2020, by asset class are as follows (in thousands):

		Fair Value Measurement atDecember 31, 2021 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2,270	$2,270	$—	$—
Equity securities:
U.S. companies	21,927	21,927	—	—

Mutual funds	26,345	26,345	—	—

Debt securities:
U.S. Treasuries/Government bonds	2,181	2,181	—	—
U.S. Corporate bonds	264	264	—	—
Total plan assets	$52,987	$52,987	$—	$—

		Fair Value Measurement atDecember 31, 2020 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2,047	$2,047	$—	$—
Equity securities:
U.S. companies	21,716	21,716	—	—

Mutual funds	23,778	23,778	—	—

Debt securities:
U.S. Treasuries/Government bonds	2,318	2,318	—	—
U.S. Corporate bonds	275	275	—	—
Total plan assets	$50,134	$50,134	$—	$—

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan (in thousands):

Calendar Year	Future Expected Benefit Payments
2022	$2,295
2023	$2,329
2024	$2,336
2025	$2,328
2026	$2,326
2027-2031	$11,344

The Corporation does not expect to contribute to the plan during 2022. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

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
Expense related to both plans totaled $1.3 million for the years ended December 31, 2021 and 2020. The plan's assets at December 31, 2021 and 2020 include 118,081 and 137,698 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2021 and 2020 (in thousands):

Changes in accumulated postretirement benefit obligation:	2021	2020
Accumulated postretirement benefit obligation - beginning of year	$249	$332
Service cost	—	—
Interest cost	6	9
Participant contributions	20	35
Amendments	—	—
Actuarial (gain) loss	(37)	(57)
Benefits paid	(44)	(70)
Accumulated postretirement benefit obligation at end of year	$194	$249

Change in plan assets:	2021	2020
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	24	35
Plan participants’ contributions	20	35
Benefits paid	(44)	(70)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(194)	$(249)

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Net actuarial loss	$208	$286
Prior service credit	—	(220)
Total before tax effects	$208	$66

Weighted-average assumption for disclosure as of December 31:	2021	2020
Discount rate	2.87%	2.61%
Assumed rate of future compensation increase	N/A	N/A
Health care cost trend: Initial (Pre-65/Post 65)	6.95% / 5.45%	6.95% / 5.45%
Health care cost trend: Ultimate (Pre-65/Post 65)	4.75% / 4.75%	4.75% / 4.75%
Year ultimate cost trend reached	2027	2026

The components of net periodic postretirement benefit cost for the years ended December 31, 2021 and 2020 are as follows (in thousands):

Net periodic cost (benefit)	2021	2020
Service cost	$—	$—
Interest cost	6	9
Expected return on plan assets	—	—
Amortization of prior service benefit	(220)	(220)
Recognized actuarial loss	42	74
Recognized prior service benefit due to curtailments	—	—
Net periodic postretirement cost (benefit)	$(172)	$(137)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2021	2020
Net actuarial (gain) loss	$(37)	$(57)
Recognized actuarial loss	(42)	(74)
Prior service credit	—	—
Amortization of prior service benefit	220	220
Total recognized in other comprehensive income (loss)(before tax effect)	$141	$89

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$(31)	$(48)

Actuarial gain for 2021 is primarily the net impact of an increase in discount rate, which decreased the Accumulated Postretirement Benefit Obligation (APBO) by $4 thousand and claims and date experience, which (combined) decreased the APBO by $31 thousand. During 2021 the plan's total unrecognized net loss decreased by $79 thousand. Because the total unrecognized net gain or loss in the plan exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average future life expectancy of all plan participants. As of January 1, 2021, the average future life expectancy of all plan participants was 6.0 years. Previous to the plan freeze as of December 31, 2016, the amortization period was based upon average future working lifetime of active employees. Actual results for 2022 will depend on the 2022 actuarial valuation of the plan.
The change in unrecognized gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2021, the unrecognized net loss decreased by 31% of the December 31, 2020 accumulated postretirement benefit obligation. The Corporation changes important assumptions whenever changing conditions warrant. The discount rate and per capita costs are typically changed at least annually. Other material assumptions include rates of participant mortality and rates of increase in medical costs.

Weighted-average assumptions for net periodic cost as of December 31:	2021	2020
Discount rate	2.61%	3.33%
Expected return on plan assets	N/A	N/A
Assumed rate of future compensation increase	N/A	N/A
Health care cost trend: Initial	6.95% / 5.45%	6.95% / 5.45%
Health care cost tread: Ultimate	4.75% / 4.75%	4.75% / 4.75%
Year ultimate reached	2026	2025

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten (in thousands):

Calendar Year	Future Estimated Benefit Payments
2022	$33
2023	$35
2024	$19
2025	$18
2026	$17
2026-2030	$64

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees. The amount expected to be required in contributions to the plan during 2022 is $33 thousand.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded as of December 31, 2021 and 2020.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2021 and 2020 (in thousands):

Change in projected benefit obligation:	2021	2020
Benefit obligation at beginning of year	$1,251	$1,232
Service cost	—	—
Interest cost	31	39
Actuarial (gain) loss	—	89
Benefits paid	(109)	(109)
Projected benefit obligation at end of year	$1,173	$1,251

Changes in plan assets:	2021	2020
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	109	109
Benefits paid	(109)	(109)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(1,173)	$(1,251)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Net actuarial loss	$339	$359
Prior service cost	—	—
Total before tax effects	$339	$359

Accumulated benefit obligation at December 31, 2021 and 2020 was $1.2 million and $1.3 million, respectively.

Weighted-average assumption for disclosure as of December 31:	2021	2020
Discount rate	2.87%	2.61%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

The components of net periodic benefit cost for the years ended December 31, 2021 and 2020 are as follows (in thousands):

Net periodic benefit cost	2021	2020
Service cost	$—	$—
Interest cost	31	39
Recognized actuarial loss	19	13
Net periodic postretirement benefit cost	$50	$52

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):	2021	2020
Net actuarial (gain) loss	$—	$89
Recognized actuarial loss	(19)	(13)
Total recognized in other comprehensive income (loss) (before tax effect)	$(19)	$76

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$31	$128

During 2021, there was a $24 thousand gain in the projected benefit obligation as a result of the increase in discount rate. Offsetting this was a mortality loss of $26 thousand. Other sources of gains/losses, including the update in mortality table, generated losses of less than 1% of expected year end obligations.
During 2021, the plan's total unrecognized net loss decreased by $20 thousand. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average future life expectancy of all participants. Previously, the excess had been amortized over the average future working lifetime of active participants, however, there are no longer any active participants in the plan as of January 1, 2017, so the amortization period was changed to be the average future life expectancy of all plan participants. As of January 1, 2022, the average future life expectancy of plan participants was 11.39 years.

Weighted-average assumptions for net periodic cost as of December 31:	2021	2020
Discount rate	2.61%	3.33%
Expected asset return	N/A	N/A
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

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

The change in unrecognized net gain.loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2021 the unrecognized net loss decreased by 1.6% of the December 31, 2020 projected benefit obligation.

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan (in thousands):

Calendar Year	Future Estimated Benefit Payments
2022	$108
2023	$106
2024	$103
2025	$99
2026	$95
2027-2031	$403

The Corporation expects to contribute $110 thousand to the plan during 2022. Corporation contributions are equal to the benefit payments to plan participants. Funding requirements for subsequent years are uncertain and will significantly depend upon changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, the Corporation may increases, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers, which was initiated in 2012. The plan is unfunded as of December 31, 2021 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events. The accrued obligation for the plan as of December 31, 2021 and 2020 was $2.4 million and $2.0 million, respectively. A total of $0.4 million was expensed during the years ended December 31, 2021 and 2020. In addition to each participants account being credited with the annual company contribution, each account will receive a quarterly interest credit that will equal the average yield on five year U.S. Treasury Notes.

(14)    STOCK COMPENSATION

On June 8, 2021, the Corporation's shareholders approved the Corporation's 2021 Equity Incentive Plan (the "2021 Plan") which provides for the grant of stock-based awards to officers, employees and directors of the Corporation and the Bank. A Form S-8 Registration Statement was filed with the SEC on June 18, 2021 registering shares to be awarded under the 2021 Plan. The 2021 Plan provides officers, employees and directors of the Corporation and the Bank with additional incentives to promote the growth and performance of the Corporation. The prior plan shall remain in existence solely for the purpose of administering outstanding grants.

Under the terms of the 2021 Plan, the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2021 Plan, the chief executive officer and members of the Board of Directors. Awards are based on the performance, responsibility and contributions of the individual and are targeted at an average of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2021 Plan may not exceed 170,000, upon which time a new plan will be filed. Awards under the 2021 Plans may be vested no earlier than the first anniversary of the date on which the award is granted. Compensation expense for shares granted will be recognized over the vesting period of the award based upon average closing price of the Corporation's stock for each of the prior 30 trading days ending on the grant date.

During January 2022 and 2021, 9,190 and 9,291 shares, respectively, were granted and re-issued from treasury to fund the stock component of the Directors' and the Chief Executive Officer’s compensation. For 2022 grants, the expense related to this compensation will be recognized over the one year vesting period. An expense of $318 thousand related to this compensation was recognized during the year ended December 31, 2020 as this expense was accrued as shares were earned.

A summary of restricted stock activity as of December 31, 2021, and changes during the year ended is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2020	31,830	$40.32
Granted	20,763	46.36
Vested	(14,756)	41.98
Forfeited or Cancelled	—	—
Nonvested at December 31, 2021	37,837	$42.99

As of December 31, 2021, there was $1.5 million of total unrecognized compensation cost related to nonvested shares granted under the prior Plan and the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 4.23 years. The total fair value of shares vested during the years ended December 31, 2021 and 2020 were $620 thousand and $556 thousand, respectively.

(15)    RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest) or board members, were customers of, and had loans and other transactions with the Corporation. These loans are summarized as follows for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Balance at beginning of year	$56,052	$59,973
New loans or additional advances	2,642	7,461
Effect of changes in composition of related parties	(122)	—
Repayments	(7,380)	(11,382)
Balance at end of year	$51,192	$56,052

Deposits from principal officers, directors, and their affiliates at December 31, 2021 and 2020 were $46.7 million and $39.5 million, respectively.

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July 2022 from a member of the Corporation's Board of Directors with monthly rent expense totaling $4 thousand per month. Annual rent paid to this Board of Directors member totaled $50 thousand and $51 thousand for the years ended December 31, 2021 and 2020, respectively.

The Bank entered into a lease agreement in 2018 related to its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February 2033 from a member of the Corporation's Board of Directors with monthly rent expense totaling $8 thousand per month. Rent paid to this Board of Directors member totaled $101 thousand and $106 thousand for the years ended December 2021 and 2020, respectively.
WMG provided trust services to members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners or board members. WMG fee income for the trust services provided totaled $726 thousand and $614 thousand for the years ended December 31, 2021 and 2020, respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows (in thousands):

	2021		2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$20,772	$46,558	$28,459	$39,056
Unused lines of credit	$4,745	$288,368	$1,300	$268,075
Standby letters of credit	$—	$7,974	$—	$16,094

Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of December 31, 2021, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 2.63% to 5.50% and maturities ranging from three years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of December 31, 2021, the fixed rate commercial draw commitments have interest rates ranging from 1.00% to 7.38%.
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
The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $8.0 million at December 31, 2021 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2021 was not significant.

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

(17)    PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting) (in thousands):

BALANCE SHEETS - DECEMBER 31	2021	2020
Assets:
Cash on deposit with subsidiary bank	$2,473	$2,243
Investment in subsidiary - Chemung Canal Trust Company	203,373	192,364
Investment in subsidiary - CFS Group, Inc.	1,074	876
Investment in subsidiary - Chemung Risk Management, Inc.	2,661	2,563
Dividends receivable from subsidiary bank	1,450	1,214
Securities available for sale, at estimated fair value	391	377
Other assets	1,517	1,420
Total assets	$212,939	$201,057
Liabilities and shareholders' equity:
Dividends payable	$1,450	$1,214
Other liabilities	34	144
Total liabilities	1,484	1,358
Shareholders' equity:
Total shareholders' equity	211,455	199,699
Total liabilities and shareholders' equity	$212,939	$201,057

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2021	2020
Dividends from subsidiary bank and non-bank	$6,854	$10,806
Interest and dividend income	4	5
Non-interest income	85	(50)
Non-interest expenses	432	503
Income before impact of subsidiaries' undistributed earnings	6,511	10,258
Equity in undistributed earnings of Chemung Canal Trust Company	19,492	8,204
Equity in undistributed earnings of CFS Group, Inc.	198	8
Equity in undistributed earnings of Chemung Risk Management, Inc.	98	610
Income before income tax	26,299	19,080
Income tax benefit	(126)	(182)
Net income	$26,425	$19,262

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2021	2020
Cash flows from operating activities:
Net Income	$26,425	$19,262
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(19,492)	(8,204)
Equity in undistributed earnings of CFS Group, Inc.	(198)	(8)
Equity in undistributed earnings of Chemung Risk Management, Inc.	(98)	(610)
Change in dividend receivable	(236)	(1,214)
Change in other assets	(97)	(154)
Change in other liabilities	(252)	8
Expense related to employee stock compensation	132	101
Expense related to restricted stock units for directors' deferred compensation plan	19	29
Expense to employee restricted stock awards	535	672
Net cash provided by operating activities	6,738	9,882
Cash flow from financing activities:
Cash dividends paid	(5,318)	(5,006)
Purchase of treasury stock	(1,616)	(7,589)
Sale of treasury stock	426	1,018
Net cash used in financing activities	(6,508)	(11,577)
Increase (decrease) in cash and cash equivalents	230	(1,695)
Cash and cash equivalents at beginning of year	2,243	3,938
Cash and cash equivalents at end of year	$2,473	$2,243

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Available for Sale Securities: The fair values of securities available for sale are usually determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs).
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury notes and bonds	$60,431	$60,431	$—	$—
Mortgage-backed securities, residential	$577,361	$—	$577,361	$—
Obligations of states and political subdivisions	42,303	—	42,303	—
Corporate bonds and notes	22,848	—	22,848	—
SBA loan pools	89,083	—	89,083	—
Total available for sale securities	$792,026	$60,431	$731,595	$—

Equity Investments	$2,404	$2,404	$—	$—
Derivative assets	9,498	—	9,498	—

Financial Liabilities:
Derivative liabilities	$9,726	$—	$9,726	$—

		Fair Value Measurement at December 31, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$467,866	$—	$467,866	$—
Obligations of states and political subdivisions	43,405	—	43,405	—
Corporate bonds and notes	9,035	—	9,035	—
SBA loan pools	34,305	—	34,305	—
Total available for sale securities	$554,611	$—	$554,611	$—

Equity investments	$1,880	$1,880	$—	$—
Derivative assets	14,702	—	14,702	—

Financial Liabilities:
Derivative liabilities	$15,059	$—	$15,059	$—

There were no transfers between Level 1 and Level 2 during the twelve month periods ending December 31, 2021 and 2020.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Other real estate owned:
Residential mortgages	143	—	—	143	—
Total other real estate owned, net	$143	$—	$—	$143	$—

		Fair Value Measurement at December 31, 2020 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$111	$—	$—	$111	$—
Residential mortgages	126	—	—	126	—
Total other real estate owned, net	$237	$—	$—	$237	$—

The following table presents information related to Level 3 non-recurring fair value measurement at December 31, 2021 and 2020 (in thousands):

Asset	Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2021
OREO:
Residential mortgages	143	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$143

Asset	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2020
OREO:
Commercial mortgages:
Commercial mortgages	$111	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	126	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$237

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at December 31, 2021 and December 31, 2020, are as follows (in thousands):

		Fair Value Measurements at December 31, 2021 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$17,365	$17,365	$—	$—	$17,365
Interest-bearing deposits in other financial institutions	9,616	9,616	—	—	9,616
Equity investments	2,964	2,964	—	—	2,964
Securities available for sale	792,026	60,431	731,595	—	792,026
Securities held to maturity	3,790	—	1,639	2,157	3,796
FHLBNY and FRBNY stock	4,218	—	—	—	N/A
Loans, net and loans held for sale	1,497,620	—	—	1,480,967	1,480,967
Accrued interest receivable	5,985	106	1,746	4,133	5,985
Derivative assets	9,498	—	9,498	—	9,498

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,959,076	$1,959,076	$—	$—	$1,959,076
Time deposits	196,357	—	197,658	—	197,658
Accrued interest payable	210	10	200	—	210
Derivative liabilities	9,726	—	9,726	—	9,726
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

		Fair Value Measurements at December 31, 2020 Using
Financial Assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$29,467	$29,467	$—	$—	$29,467
Interest-bearing deposits in other financial institutions	79,071	79,071	—	—	79,071
Equity investments	2,542	2,542	—	—	2,542
Securities available for sale	554,611	—	554,611	—	554,611
Securities held to maturity	2,469	—	2,175	326	2,501
FHLBNY and FRBNY stock	3,150	—	—	—	N/A
Loans, net and loans held for sale	1,515,709	—	—	1,514,318	1,514,318
Accrued interest receivable	6,271	—	1,356	4,915	6,271
Derivative assets	14,702	—	14,702	—	14,702

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,752,043	$1,752,043	$—	$—	$1,752,043
Time deposits	285,731	—	288,398	—	288,398
Accrued interest payable	262	11	251	—	262
Derivative liabilities	15,059	—	15,059	—	15,059
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(19)    REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of December 31, 2021, the Bank met all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of December 31, 2021, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  During 2022, the Bank could, without prior approval, declare dividends of approximately $38.9 million plus any 2022 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following tables (in thousands):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$215,091	14.21%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$206,988	13.69%	$120,950	8.00%	$158,746	10.50%	$151,187	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$196,147	12.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	12.44%	$90,712	6.00%	$128,509	8.50%	$120,950	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$196,147	12.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	12.44%	$68,034	4.50%	$105,831	7.00%	$98,272	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$196,147	8.06%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	7.74%	$97,151	4.00%	N/A	N/A	$121,439	5.00%

	Actual		Minimum Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$192,960	13.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$185,606	13.12%	$113,182	8.00%	$148,551	10.50%	$141,478	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$175,216	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	11.87%	$84,887	6.00%	$120,256	8.50%	$113,182	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$175,216	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	11.87%	$63,665	4.50%	$99,034	7.00%	$91,960	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$175,216	7.90%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$167,881	7.59%	$88,474	4.00%	N/A	N/A	$110,592	5.00%

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2021	$9,127	$(6,726)	$2,401
Other comprehensive income before reclassification	(11,622)	2,698	(8,924)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	(7)
Net current period other comprehensive income (loss)	(11,622)	2,691	(8,931)
Balance at December 31, 2021	$(2,495)	$(4,035)	$(6,530)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2020	$1,368	$(7,167)	$(5,799)
Other comprehensive income (loss) before reclassification	7,759	377	8,136
Amounts reclassified from accumulated other comprehensive income (loss)	—	64	64
Net current period other comprehensive income (loss)	7,759	441	8,200
Balance at December 31, 2020	$9,127	$(6,726)	$2,401

The following is the reclassification out of accumulated other comprehensive income (loss) for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(220)	(220)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	212	300	Other components of net periodic pension and postretirement benefits
Tax effect	1	(15)	Income tax expense
Total reclassification for the period, net of tax	$(7)	$65
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

Year ended December 31, 2021	Core Banking	WMG	Holding Company, CFS and CRM	Consolidated Totals
Interest and dividend income	$68,984	$—	$24	$69,008
Interest expense	3,419	—	—	3,419
Net interest income	65,565	—	24	65,589
Provision for loan losses	17	—	—	17
Net interest income after provision for loan losses	65,548	—	24	65,572
Non-interest income	11,740	11,072	1,058	23,870
Non-interest expenses	47,807	6,642	1,233	55,682
Income (loss) before income tax expense	29,481	4,430	(151)	33,760
Income tax expense (benefit)	6,408	979	(52)	7,335
Segment net income (loss)	$23,073	$3,451	$(99)	$26,425

Segment assets	$2,410,934	$3,125	$4,416	$2,418,475

Year ended December 31, 2020	Core Banking	WMG	Holding Company, CFS and CRM	Consolidated Totals
Interest and dividend income	$66,849	$—	$58	$66,907
Interest expense	3,988	—	—	3,988
Net interest income	62,861	—	58	62,919
Provision for loan losses	4,239	—	—	4,239
Net interest income after provision for loan losses	58,622	—	58	58,680
Non-interest income	10,982	9,492	650	21,124
Non-interest expenses	48,479	6,283	1,173	55,935
Income (loss) before income tax expense	21,125	3,209	(465)	23,869
Income tax expense (benefit)	3,952	824	(169)	4,607
Segment net income (loss)	$17,173	$2,385	$(296)	$19,262

Segment assets	$2,271,923	$3,231	$4,297	$2,279,451

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 23, 2022	By: /s/ Anders M. Tomson
Anders M. Tomson, President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 23, 2022	By: /s/ Karl F. Krebs
Karl F. Krebs, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raimundo C. Archibold, Jr.	Director	March 23, 2022
Raimundo C. Archibold, Jr.

/s/ Larry H. Becker	Director	March 23, 2022
Larry H. Becker

/s/ Ronald M. Bentley	Director	March 23, 2022
Ronald M. Bentley

/s/ David M. Buicko	Director	March 23, 2022
David M. Buicko

/s/ David J. Dalrymple	Director and Chairman of the Board of Directors	March 23, 2022
David J. Dalrymple

/s/ Robert H. Dalrymple	Director	March 23, 2022
Robert H. Dalrymple

/s/ Richard E. Forrestel, Jr.	Director	March 23, 2022
Richard E. Forrestel, Jr.

/s/ Denise V. Gonick	Director	March 23, 2022
Denise V. Gonick

/s/ Stephen M. Lounsberry, III	Director	March 23, 2022
Stephen M. Lounsberry, III

/s/ Jeffrey B. Streeter	Director	March 23, 2022
Jeffrey B. Streeter
(Signatures, continued)

Signature	Title	Date

/s/ G. Thomas Tranter, Jr.	Director	March 23, 2022
G. Thomas Tranter, Jr.

/s/ Thomas R. Tyrrell	Director	March 23, 2022
Thomas R. Tyrrell

/s/ Anders M. Tomson	Chief Executive Officer and President	March 23, 2022
Anders M. Tomson

/s/ Karl F. Krebs	Chief Financial Officer and Treasurer	March 23, 2022
Karl F. Krebs

EXHIBIT INDEX

Exhibit	The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended November 17, 2021 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K and filed with the Commission on November 19, 2021).

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

10.7
Change of Control Agreement dated January 4, 2021 between Chemung Canal Trust Company and Jeffrey P. Kenefick, Regional President (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on January 5, 2021 and incorporated herein by reference).

10.8	Chemung Financial Corporation 2021 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 8, 2021 and incorporated herein by reference).
10.9
Consent Order between Chemung Canal Trust Company and the New York State Department of Financial Services dated June 24, 2021 (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 29, 2021 and incorporated herein by reference).

10.10
Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-8 (333-257227) filed with the Commission on June 21, 2021 and incorporated herein by reference).

10.11
Form of Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-8 (333-257227) filed with the Commission on June 21, 2021 and incorporated herein by reference).

10.12	Chemung Canal Trust Company Defined Contribution Supplemental Executive Retirement Plan*
21	Subsidiaries of the Registrant.*
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
101.INS	Instance Document

101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*
*	Filed herewith.