Form 10-Q
period 2022-03-31
CHEMUNG FINANCIAL CORP
filed 2022-05-12
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2022

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
Yes: ☐ No: ☒
The number of shares of the registrant's common stock, $.01 par value, outstanding on May 6, 2022 was 4,673,953.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany and Saratoga.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).

ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
PCI loans	Represents loans that were acquired in the Fort Orange Financial Corp. transaction and deemed to be credit-impaired on the acquisition date in accordance with the guidance of FASB.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.
RWA	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.

Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
TDR	A TDR is deemed to occur when the Corporation modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from financial institutions	$21,757	$17,365
Interest-earning deposits in other financial institutions	43,726	9,616
Total cash and cash equivalents	65,483	26,981

Equity investments, at estimated fair value	2,949	2,964
Securities available for sale, at estimated fair value	746,343	792,026
Securities held to maturity, estimated fair value of $3,576 at March 31, 2022 and $3,796 at December 31, 2021	3,576	3,790
FHLBNY and FRBNY Stock, at cost	3,576	4,218

Loans, net of deferred loan fees	1,566,525	1,518,249
Allowance for loan losses	(19,928)	(21,025)
Loans, net	1,546,597	1,497,224

Loans held for sale	345	396
Premises and equipment, net	17,260	17,969
Operating lease right-of-use assets	7,035	7,234
Goodwill	21,824	21,824
Other intangible assets, net	4	15
Bank-owned life insurance	2,836	2,825
Accrued interest receivable and other assets	57,067	41,009

Total assets	$2,474,895	$2,418,475

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$726,699	$739,607
Interest-bearing	1,522,893	1,415,826
Total deposits	2,249,592	2,155,433

FHLBNY overnight advances	—	14,570
Long term finance lease obligation	3,527	3,594
Operating lease liabilities	7,186	7,378
Dividends payable	1,449	1,450
Accrued interest payable and other liabilities	27,631	24,595
Total liabilities	2,289,385	2,207,020

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2022 and December 31, 2021	53	53
Additional paid-in capital	46,880	46,901
Retained earnings	194,295	188,877
Treasury stock, at cost; 637,003 shares at March 31, 2022 and 636,720 shares at December 31, 2021	(18,113)	(17,846)
Accumulated other comprehensive income (loss)	(37,605)	(6,530)
Total shareholders' equity	185,510	211,455

Total liabilities and shareholders' equity	$2,474,895	$2,418,475
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Interest and dividend income:
Loans, including fees	$14,481	$14,617
Taxable securities	2,688	1,802
Tax exempt securities	270	261
Interest-earning deposits	19	60
Total interest and dividend income	17,458	16,740
Interest expense:
Deposits	748	921
Borrowed funds	33	33
Total interest expense	781	954
Net interest income	16,677	15,786
Provision (credit) for loan losses	(1,145)	(259)
Net interest income after provision for loan losses	17,822	16,045

Non-interest income:
WMG fee income	2,757	2,678
Service charges on deposit accounts	864	717
Interchange revenue from debit card transactions	1,130	1,123
Changes in fair value of equity investments	(113)	86
Net gains on sales of loans held for sale	74	300
Net gains (losses) on sales of other real estate owned	—	(18)
Income from bank-owned life insurance	11	15
Other	940	720
Total non-interest income	5,663	5,621

Non-interest expenses:
Salaries and wages	6,223	5,762
Pension and other employee benefits	1,718	1,459
Other components of net periodic pension and postretirement benefits	(408)	(391)
Net occupancy	1,427	1,523
Furniture and equipment	437	366
Data processing	2,187	2,003
Professional services	521	454
Amortization of intangible assets	11	101
Marketing and advertising	276	126
Other real estate owned	(37)	12
FDIC insurance	314	390
Loan expense	215	234
Other	1,784	1,314
Total non-interest expenses	14,668	13,353
Income before income tax expense	8,817	8,313
Income tax expense	1,950	1,783
Net income	$6,867	$6,530

Weighted average shares outstanding*	4,689	4,690
Basic and diluted earnings per share	$1.46	$1.39

*Retroactive implementation of the Corporation's 2021 Equity Incentive Plan required a change in methodology used to calculate weighted average outstanding shares.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$6,867	$6,530
Other comprehensive loss
Net unrealized losses	(42,115)	(13,632)
Tax effect	(11,028)	(3,479)
Net of tax amount	(31,087)	(10,153)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	—	(55)
Reclassification adjustment for amortization of net actuarial loss	14	55
Total before tax effect	14	—
Tax effect	2	—
Net of tax amount	12	—

Total other comprehensive loss	(31,075)	(10,153)

Comprehensive loss	$(24,208)	$(3,623)
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2021	$53	$46,764	$168,006	$(17,525)	$2,401	$199,699
Net income	—	—	6,530	—	—	6,530
Other comprehensive loss	—	—	—	—	(10,153)	(10,153)
Restricted stock awards	—	136	—	—	—	136
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Cash dividends declared ($0.26 per share)	—	—	(1,211)	—	—	(1,211)
Distribution of 9,291 shares of treasury stock for directors' compensation	—	64	—	253	—	317
Distribution of 3,860 shares of treasury stock for employee compensation	—	27	—	105	—	132
Repurchase of 22,875 shares of common stock	—	—	—	(801)	—	(801)
Sale of 3,691 shares of treasury stock (a)	—	29	—	101	—	130
Balances at March 31, 2021	$53	$47,025	$173,325	$(17,867)	$(7,752)	$194,784

Balances at January 1, 2022	$53	$46,901	$188,877	$(17,846)	$(6,530)	$211,455
Net income	—	—	6,867	—	—	6,867
Other comprehensive loss	—	—	—	—	(31,075)	(31,075)
Restricted stock awards	—	179	—	—	—	179
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Distribution of 3,985 shares of treasury stock grants for employee restricted stock awards	—	(112)	—	112	—	—
Cash dividends declared ($0.31 per share)	—	—	(1,449)	—	—	(1,449)
Distribution of 8,575 shares of treasury stock for directors' compensation	—	(139)	—	244	—	105
Repurchase of 15,388 shares of common stock	—	—	—	(695)	—	(695)
Sale of 2,545 shares of treasury stock (a)	—	46	—	72	—	118
Balances at March 31, 2022	$53	$46,880	$194,295	$(18,113)	$(37,605)	$185,510
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2022	2021
Net income	$6,867	$6,530
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (increase in) of right-of-use assets	199	(190)
Amortization of intangible assets	11	101
Provision for loan losses	(1,145)	(259)
Loss on disposal of fixed assets	20	—
Depreciation and amortization of fixed assets	579	666
Amortization of premiums on securities, net	1,146	1,274
Gain on sales of loans held for sale, net	(74)	(300)
Proceeds from sales of loans held for sale	3,901	6,941
Loans originated and held for sale	(3,776)	(6,766)
Net losses on sale of other real estate owned	—	18
Net change in fair value of equity investments	113	(86)
Purchase of equity investments	(98)	(90)
(Increase) Decrease in other assets and accrued interest receivable	(4,905)	894
Increase in accrued interest payable	17	28
Expense related to restricted stock units for directors' deferred compensation plan	5	5
Expense related to employee stock compensation	—	132
Expense related to employee restricted stock awards	179	136
Increases in (payments on) operating leases	(192)	198
Increase (decrease) in other liabilities	3,148	(1,012)
Income from bank owned life insurance	(11)	(15)
Net cash provided by operating activities	5,984	8,205
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	24,813	39,219
Proceeds from maturities and principal collected on securities held to maturity	211	11
Purchases of securities available for sale	(22,388)	(125,706)
Purchase of FHLBNY and FRBNY stock	(1,304)	(14)
Redemption of FHLBNY and FRBNY stock	1,946	—
Proceeds from sales of fixed assets	125	—
Purchases of premises and equipment	(15)	(88)
Proceeds from sale of other real estate owned	—	128
Proceeds from bank owned life insurance	—	287
Net increase in loans	(48,365)	(44,242)
Net cash used in investing activities	(44,977)	(130,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	35,187	159,586
Increase in time deposits	58,972	13,021
Repayments of FHLB overnight advances	(14,570)	—
Payments made on finance leases	(67)	(61)
Purchase of treasury stock	(695)	(801)
Sale of treasury stock	118	130
Cash dividends paid	(1,450)	(1,214)
Net cash provided by financing activities	77,495	170,661
Net increase in cash and cash equivalents	38,502	48,461
Cash and cash equivalents, beginning of period	26,981	108,538
Cash and cash equivalents, end of period	$65,483	$156,999
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2022	2021
Cash paid for:
Interest	$764	$926
Income taxes	115	550
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	137	—
Dividends declared, not yet paid	1,449	1,211
Repurchase of common stock in lieu of employee payroll taxes	53	80
Distribution of treasury stock for directors' compensation	105	317
Distribution of treasury stock for deferred directors' compensation	6	—
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The unaudited consolidated financial statements should be read in conjunction with the Corporation's 2021 Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method. The amendments in this ASU expand the current last-of-layer hedging model from a single-layer method to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. In addition, ASU 2022-01 (1) expands the scope of the portfolio layer method to include non-prepayable assets, (2) specifies eligible hedging instruments in a single-layer hedge, (3) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (4) specifies how edge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 is effective for interim and annual periods beginning after December 15, 2022, although early adoption is permitted. Upon adoption, ASU 2022-01 is not expected to have a significant impact on the Corporation's financial condition or results of operations.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation will be required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs. The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20. ASU 2022-02 is effective March 31, 2023, for entities that have adopted ASU 2016-13, otherwise the effective date is the same as ASU 2016-13. The Corporation will adopt ASU 2016-13 effective January 1, 2023 and will simultaneously implement ASU 2022-02.

Risks and Uncertainties - COVID-19

The Corporation's unaudited consolidated financial statements reflect estimates and assumptions that affect the reported amounts of assets and liabilities, including the amount of the allowance for loan losses established. Management evaluated the potential impact of the COVID-19 pandemic as it related to the loan portfolio. As part of this analysis, management identified what it believes to be higher risk loans through a detailed analysis of industry codes. During 2020, management increased certain allowance qualitative factors based on an assessment of the impact of the current pandemic on local, national and global economic conditions as well as the perceived risks inherent in specific industries and credit characteristics.

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

NOTE 2        EARNINGS PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Issuable shares, including those related to directors’ restricted stock shares, are considered outstanding and are included in the computation of basic earnings per share. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur. Earnings per share were computed by dividing net income by 4,689 and 4,690 weighted average shares outstanding for the three month periods ended March 31, 2022 and 2021, respectively. Retroactive implementation of the Corporation's 2021 Equity Incentive Plan, approved June 8, 2021 by shareholders, required a change in methodology used to calculate weighted average outstanding shares in 2021. The change did not impact earnings per common share for the prior periods. There were no common stock equivalents during the three month periods ended March 31, 2022 or 2021.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$60,898	$—	$3,675	$57,223
Mortgage-backed securities, residential	570,028	193	41,085	529,136
Obligations of states and political subdivisions	40,266	246	91	40,421
Corporate bonds and notes	25,750	56	492	25,314
SBA loan pools	94,899	279	929	94,249
Total	$791,841	$774	$46,272	$746,343

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$61,084	$27	$680	$60,431
Mortgage-backed securities, residential	582,060	4,032	8,731	577,361
Obligations of states and political subdivisions	40,299	2,004	—	42,303
Corporate bonds and notes	22,750	180	82	22,848
SBA loan pools	89,216	344	477	89,083
Total	$795,409	$6,587	$9,970	$792,026

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	March 31, 2022
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,146	$—	$—	$2,146
Time deposits with other financial institutions	1,430	—	—	1,430
Total	$3,576	$—	$—	$3,576

	December 31, 2021
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,157	$—	$—	$2,157
Time deposits with other financial institutions	1,633	6	—	1,639
Total	$3,790	$6	$—	$3,796

The amortized cost and estimated fair value of debt securities are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	March 31, 2022
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,303	$1,300	$2,457	$2,457
After one, but within five years	100,517	96,884	319	319
After five, but within ten years	24,624	24,304	800	800
After ten years	470	470	—	—
	126,914	122,958	3,576	3,576
Mortgage-backed securities, residential	570,028	529,136	—	—
SBA loan pools	94,899	94,249	—	—
Total	$791,841	$746,343	$3,576	$3,576

There were no proceeds from sales and calls of securities resulting in gains or losses for the three month periods ended March 31, 2022 and 2021.

The following tables summarize the investment securities available for sale with unrealized losses at March 31, 2022 and December 31, 2021 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$57,222	$3,675	$—	$—	$57,222	$3,675
Mortgage-backed securities, residential	315,115	19,657	197,549	21,428	512,664	41,085
Obligations of states and political subdivisions	11,259	91	—	—	11,259	91
Corporate bonds and notes	11,268	481	1,989	11	13,257	492
SBA loan pools	44,665	686	25,071	243	69,736	929
Total temporarily impaired securities	$439,529	$24,590	$224,609	$21,682	$664,138	$46,272

	Less than 12 months		12 months or longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$49,084	$680	$—	$—	$49,084	$680
Mortgage-backed securities, residential	293,720	4,502	122,050	4,229	415,770	8,731
Corporate bonds and notes	4,928	72	1,989	10	6,917	82
SBA loan pools	51,235	296	13,769	181	65,004	477
Total temporarily impaired securities	$398,967	$5,550	$137,808	$4,420	$536,775	$9,970

Other-Than-Temporary Impairment

As of March 31, 2022, the majority of the Corporation's unrealized losses in the investment securities portfolio related to mortgage-backed securities. At March 31, 2022, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2022.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Commercial and agricultural:
Commercial and industrial	$254,048	$256,893
Agricultural	235	394
Commercial mortgages:
Construction	80,472	82,204
Commercial mortgages, other	767,549	720,358
Residential mortgages	264,816	259,334
Consumer loans:
Home equity lines and loans	70,257	70,670
Indirect consumer loans	119,674	118,569
Direct consumer loans	9,474	9,827
Total loans, net of deferred loan fees and costs	1,566,525	1,518,249
Interest receivable on loans	4,334	4,133
Total recorded investment in loans	$1,570,859	$1,522,382

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above. As of March 31, 2022 and December 31, 2021, the Corporation had outstanding PPP loan balances of $17.9 million and $43.2 million, respectively, which were included in commercial and industrial loans in the table above. These loans require no allowance for loan losses as of March 31, 2022 and December 31, 2021 since they are government guaranteed loans.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$3,591	$13,556	$1,803	$2,075	$21,025
Charge-offs	(4)	—	—	(194)	(198)
Recoveries	6	1	—	239	246
Net recoveries (charge-offs)	2	1	—	45	48
Provision	(110)	(593)	(197)	(245)	(1,145)
Ending balance	$3,483	$12,964	$1,606	$1,875	$19,928

	Three Months Ended March 31, 2021
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$4,493	$11,496	$2,079	$2,856	$20,924
Charge-offs	—	—	(26)	(164)	(190)
Recoveries	296	—	—	138	434
Net recoveries (charge-offs)	296	—	(26)	(26)	244
Provision	(452)	290	62	(159)	(259)
Ending balance	$4,337	$11,786	$2,115	$2,671	$20,909

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,329	$1,479	$—	$53	$2,861
Collectively evaluated for impairment	2,154	11,485	1,606	1,822	17,067
Total ending allowance balance	$3,483	$12,964	$1,606	$1,875	$19,928

	December 31, 2021
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,394	$1,571	$—	$65	$3,030
Collectively evaluated for impairment	2,197	11,985	1,803	2,010	17,995
Total ending allowance balance	$3,591	$13,556	$1,803	$2,075	$21,025

	March 31, 2022
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,341	$6,829	$931	$302	$10,403
Loans collectively evaluated for impairment	252,677	843,645	264,555	199,579	1,560,456
Total ending loans balance	$255,018	$850,474	$265,486	$199,881	$1,570,859

	December 31, 2021
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,427	$7,967	$938	$315	$11,647
Loans collectively evaluated for impairment	255,586	796,858	259,029	199,262	1,510,735
Total ending loans balance	$258,013	$804,825	$259,967	$199,577	$1,522,382

The following table presents loans individually evaluated for impairment recognized by class of loans as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$927	$927	$—	$954	$948	$—
Commercial mortgages:
Construction	112	113	—	129	130	—
Commercial mortgages, other	6,768	4,107	—	6,940	4,278	—
Residential mortgages	943	931	—	951	938	—
Consumer loans:
Home equity lines and loans	177	161	—	185	169	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,412	1,414	1,329	5,350	1,479	1,394
Commercial mortgages:
Commercial mortgages, other	2,601	2,609	1,479	3,550	3,559	1,571
Consumer loans:
Home equity lines and loans	141	141	53	146	146	65
Total	$13,081	$10,403	$2,861	$18,205	$11,647	$3,030

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized[1]	Average Recorded Investment	Interest Income Recognized[1]
Commercial and agricultural:
Commercial and industrial	$937	$3	$1,912	$13
Commercial mortgages:
Construction	121	1	182	2
Commercial mortgages, other	4,193	7	4,822	8
Residential mortgages	934	11	1,118	8
Consumer loans:
Home equity lines & loans	165	1	413	2
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,446	3	1,477	2
Commercial mortgages:
Commercial mortgages, other	3,084	21	167	—
Consumer loans:
Home equity lines and loans	143	—	166	—
Total	$11,023	$47	$10,257	$35
(1)Cash basis interest income approximates interest income recognized.

The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of March 31, 2022 and December 31, 2021 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Commercial and agricultural:
Commercial and industrial	$1,854	$1,932	$6	$4
Commercial mortgages:
Construction	24	34	—	—
Commercial mortgages, other	3,676	3,844	—	—
Residential mortgages	780	1,039	—	—
Consumer loans:
Home equity lines and loans	831	790	—	—
Indirect consumer loans	523	462	—	—
Direct consumer loans	15	13	—	—
Total	$7,703	$8,114	$6	$4

The following tables present the aging of the recorded investment in loans as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$12	$—	$18	$30	$254,752	$254,782
Agricultural	—	—	—	—	236	236
Commercial mortgages:
Construction	—	—	—	—	80,705	80,705
Commercial mortgages, other	375	—	1,309	1,684	768,085	769,769
Residential mortgages	530	122	401	1,053	264,433	265,486
Consumer loans:
Home equity lines and loans	208	83	578	869	69,567	70,436
Indirect consumer loans	630	257	178	1,065	118,865	119,930
Direct consumer loans	9	2	15	26	9,489	9,515
Total	$1,764	$464	$2,499	$4,727	$1,566,132	$1,570,859

	December 31, 2021
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$413	$148	$26	$587	$257,031	$257,618
Agricultural	—	—	—	—	395	395
Commercial mortgages:
Construction	—	—	—	—	82,435	82,435
Commercial mortgages, other	24	224	1,302	1,550	720,840	722,390
Residential mortgages	580	32	652	1,264	258,703	259,967
Consumer loans:
Home equity lines and loans	256	69	424	749	70,105	70,854
Indirect consumer loans	1,179	424	255	1,858	116,997	118,855
Direct consumer loans	24	11	13	48	9,820	9,868
Total	$2,476	$908	$2,672	$6,056	$1,516,326	$1,522,382

Troubled Debt Restructurings:

A modification of a loan may result in classification as a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 were considered current for COVID-19 related modifications and therefore not be treated as TDRs, until January 1, 2022. At its highest point as of May 31, 2020, in conformance with Section 4013 of the CARES Act, total loan forbearances represented 15.77% of the Corporation's total loan portfolio, or $242.5 million. As of March 31, 2022, no loans remained in modified status.

As of March 31, 2022 and December 31, 2021, the Corporation had a recorded investment in TDRs of $9.2 million and $10.3 million, respectively. There were specific reserves of $1.8 million and $1.9 million allocated for TDRs at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, TDRs totaling $4.7 million were accruing interest under the modified terms and $4.5 million were on non-accrual status. As of December 31, 2021, TDRs totaling $5.6 million were accruing interest under the modified terms and $4.7 million were on non-accrual status. The Corporation committed no additional amounts as of both March 31, 2022 and December 31, 2021, to customers with outstanding loans that are classified as TDRs.

During the three months ended March 31, 2022, no loans were modified as TDRs. During the three month period ended March 31, 2021, the terms and conditions of two commercial mortgage loans were modified as TDRs. The modification of the terms of both of these loans included a postponement or reduction of the scheduled amortized payments for greater than a three month period.

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three month periods ended March 31, 2022 and 2021.

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

Commercial loans not meeting the criteria above to be considered criticized or classified, are considered to be pass rated loans. Loans listed as not rated, are included in groups of homogeneous loans performing under terms of the loan notes. Based on the analyses performed as of March 31, 2022 and December 31, 2021, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	March 31, 2022
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$248,148	$2,649	$2,933	$1,052	$254,782
Agricultural	—	236	—	—	—	236
Commercial mortgages:
Construction	—	80,681	—	24	—	80,705
Commercial mortgages	—	723,700	28,779	16,174	1,116	769,769
Residential mortgages	264,706	—	—	780	—	265,486
Consumer loans:
Home equity lines and loans	69,605	—	—	831	—	70,436
Indirect consumer loans	119,407	—	—	523	—	119,930
Direct consumer loans	9,500	—	—	15	—	9,515
Total	$463,218	$1,052,765	$31,428	$21,280	$2,168	$1,570,859

	December 31, 2021
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$250,529	$2,892	$3,108	$1,089	$257,618
Agricultural	—	395	—	—	—	395
Commercial mortgages:
Construction	—	82,404	—	31	—	82,435
Commercial mortgages	—	672,741	31,072	17,458	1,119	722,390
Residential mortgages	258,928	—	—	1,039	—	259,967
Consumer loans:
Home equity lines and loans	70,064	—	—	790	—	70,854
Indirect consumer loans	118,393	—	—	462	—	118,855
Direct consumer loans	9,855	—	—	13	—	9,868
Total	$457,240	$1,006,069	$33,964	$22,901	$2,208	$1,522,382

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$264,706	$69,605	$119,407	$9,500
Non-Performing	780	831	523	15
	$265,486	$70,436	$119,930	$9,515

	December 31, 2021
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$258,928	$70,064	$118,393	$9,855
Non-Performing	1,039	790	462	13
	$259,967	$70,854	$118,855	$9,868

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2022 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$57,223	$57,223	$—	$—
Mortgage-backed securities, residential	529,136	—	529,136	—
Obligations of states and political subdivisions	40,421	—	40,421	—
Corporate bonds and notes	25,314	—	25,314	—
SBA loan pools	94,249	—	94,249	—
Total available for sale securities	$746,343	$57,223	$689,120	$—

Equity investments, at fair value	$2,390	$2,390	$—	$—
Derivative assets	12,668	—	12,668	—

Financial Liabilities:
Derivative liabilities	$12,847	$—	$12,847	$—

There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2022.

		Fair Value Measurement at December 31, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$60,431	$60,431	$—	$—
Mortgage-backed securities, residential	577,361	—	577,361	—
Obligations of states and political subdivisions	42,303	—	42,303	—
Corporate bonds and notes	22,848	—	22,848	—
SBA loan pools	89,083	—	89,083	—
Total available for sale securities	$792,026	$60,431	$731,595	$—

Equity investments, at fair value	$2,404	$2,404	$—	$—
Derivative assets	9,498	—	9,498	—

Financial Liabilities:
Derivative liabilities	$9,726	$—	$9,726	$—

There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2021.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2022 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned:
Residential mortgages	$197	$—	$—	$197
Consumer loans:
Home equity lines and loans	54	—	—	54
Total other real estate owned, net	$251	$—	$—	$251

		Fair Value Measurement at December 31, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned:
Residential mortgages	$143	$—	$—	$143
Total other real estate owned, net	$143	$—	$—	$143

The following tables present information related to Level 3 non-recurring fair value measurement at March 31, 2022 and December 31, 2021 (in thousands):

Description	Fair Value at March 31, 2022	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at March 31, 2022
Impaired loans:
OREO:
Commercial mortgages:
Residential mortgages	$197	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	54	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$251

Description	Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2021
Impaired loans:
OREO:
Residential mortgages	143	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$143

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2022 and December 31, 2021, are as follows (in thousands):

	March 31, 2022
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$21,757	$21,757	$—	$—	$21,757
Interest-earning deposits in other financial institutions	43,726	43,726	—	—	43,726
Equity investments	2,949	2,949	—	—	2,949
Securities available for sale	746,343	57,223	689,120	—	746,343
Securities held to maturity	3,576	—	1,430	2,146	3,576
FHLBNY and FRBNY stock	3,576	—	—	—	N/A
Loans, net and loans held for sale	1,546,942	—	—	1,535,617	1,535,617
Accrued interest receivable	6,267	131	1,802	4,334	6,267
Derivative Assets	12,668	—	12,668	—	12,668

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,994,263	$1,994,263	$—	$—	$1,994,263
Time deposits	255,329	—	256,327	—	256,327
Accrued interest payable	227	11	216	—	227
Derivative Liabilities	12,847	—	12,847	—	12,847
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	December 31, 2021
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$17,365	$17,365	$—	$—	$17,365
Interest-earning deposits in other financial institutions	9,616	9,616	—	—	9,616
Equity investments	2,964	2,964	—	—	2,964
Securities available for sale	792,026	60,431	731,595	—	792,026
Securities held to maturity	3,790	—	1,639	2,157	3,796
FHLBNY and FRBNY stock	4,218	—	—	—	N/A
Loans, net and loans held for sale	1,497,620	—	—	1,480,967	1,480,967
Accrued interest receivable	5,985	106	1,746	4,133	5,985
Derivative Asset	9,498	—	9,498	—	9,498

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,959,076	$1,959,076	$—	$—	$1,959,076
Time deposits	196,357	—	197,658	—	197,658
Accrued interest payable	210	10	200	—	210
Derivative Liabilities	9,726	—	9,726	—	9,726
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of March 31, 2022, the weighted average remaining lease term was 9.21 years with a weighted average discount rate of 3.33%. Rent expense was $0.3 million for the three months ended March 31, 2022. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Operating lease right-of-use asset	$7,234	$7,145
Less: accumulated amortization	(199)	(759)
Less: lease termination	—	(313)
Add: new lease agreement and modifications	—	1,161
Operating lease right-of-use-assets, net	$7,035	$7,234

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of March 31, 2022 (in thousands):

Year	Amount
2022	$730
2023	992
2024	924
2025	841
2026	845
2027 and thereafter	4,023
Total minimum lease payments	8,355
Less: amount representing interest	(1,169)
Present value of net minimum lease payments	$7,186

As of March 31, 2022, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of March 31, 2022, the weighted average remaining lease term was 10.86 years with a weighted average discount rate of 3.38%. The Corporation has included these leases in premises and equipment as of March 31, 2022 and December 31, 2021 as follows (in thousands):

	March 31, 2022	December 31, 2021
Buildings	$5,572	$5,572
Less: accumulated depreciation	(2,291)	(2,208)
Net book value	$3,281	$3,364

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of March 31, 2022 (in thousands):

Year	Amount
2022	$293
2023	391
2024	391
2025	409
2026	425
2027 and thereafter	2,415
Total minimum lease payments	4,324
Less: amount representing interest	(797)
Present value of net minimum lease payments	$3,527

As of March 31, 2022, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2024 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $4 thousand per month. Rent paid to this Board member totaled $13 thousand for each of the three month periods ended March 31, 2022 and 2021, respectively.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $8 thousand per month. Rent and CAM related expenses paid to this Board member totaled $25 thousand and $26 thousand for the three month periods ended March 31, 2022 and 2021, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the three month periods ended March 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance March 31,	$21,824	$21,824

Acquired intangible assets were as follows at March 31, 2022 and December 31, 2021 (in thousands):

	At March 31, 2022		At December 31, 2021
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,975	$5,975	$5,974
Other customer relationship intangibles	5,633	5,629	5,633	5,619
Total	$11,608	$11,604	$11,608	$11,593

Aggregate amortization expense was $11 thousand and $0.1 million for the three month periods ended March 31, 2022 and 2021, respectively.

The remaining estimated aggregate amortization expense at March 31, 2022 is listed below (in thousands):

Year	Estimated Expense
2022	$4
Total	$4

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$26,606	$52,207	$20,772	$46,558
Unused lines of credit	3,490	288,692	4,745	288,368
Standby letters of credit	—	16,856	—	7,974

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of March 31, 2022, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2022	$(2,495)	$(4,035)	$(6,530)
Other comprehensive income before reclassification	(31,087)	—	(31,087)
Amounts reclassified from accumulated other comprehensive income	—	12	12
Net current period other comprehensive income (loss)	(31,087)	12	(31,075)
Balance at March 31, 2022	$(33,582)	$(4,023)	$(37,605)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2021	$9,127	$(6,726)	2,401
Other comprehensive income before reclassification	(10,153)	—	(10,153)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(10,153)	—	(10,153)
Balance at March 31, 2021	$(1,026)	$(6,726)	$(7,752)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	14	55	Other components of net periodic pension and postretirement benefits
Tax effect	(2)	—	Income tax expense
Net of tax	12	—
Total reclassification for the period, net of tax	$12	$—

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three months ended March 31, 2022 and 2021 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2022
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$673	$—	$—	$673
Other	191	—	—	191
Interchange revenue from debit card transactions	1,130	—	—	1,130
WMG fee income	—	2,757	—	2,757
CFS fee and commission income	—	—	253	253
Net gains (losses) on sales of OREO	—	—	—	—
Net gains on sales of loans(a)	74	—	—	74
Loan servicing fees(a)	39	—	—	39
Changes in fair value of equity investments(a)	(114)	—	1	(113)
Income from bank-owned life insurance(a)	11	—	—	11
Other(a)	689	—	(41)	648
Total non-interest income (loss)	$2,693	$2,757	$213	$5,663
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Three Months Ended March 31, 2021
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$450	$—	$—	$450
Other	267	—	—	267
Interchange revenue from debit card transactions	1,123	—	—	1,123
WMG fee income	—	2,678	—	2,678
CFS fee and commission income	—	—	214	214
Net gains (losses) on sales of OREO	(18)	—	—	(18)
Net gains on sales of loans(a)	300	—	—	300
Loan servicing fees(a)	35	—	—	35
Changes in fair value of equity investments(a)	34	—	52	86
Income from bank-owned life insurance(a)	15	—	—	15
Other(a)	485	—	(14)	471
Total non-interest income	$2,691	$2,678	$252	$5,621
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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	282	272
Expected return on plan assets	(713)	(673)
Amortization of unrecognized transition obligation	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	—	37
Net periodic pension benefit	$(431)	$(364)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	8	8
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	5	5
Net periodic supplemental pension cost	$13	$13

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	1	2
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	(55)
Amortization of unrecognized net loss	9	13
Net periodic postretirement, medical and life benefit	$10	$(40)

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

Accounting policies for the segments are the same as those described in Note 1 of the Corporation’s 2021 Annual Report on Form 10-K, which was filed with the SEC on March 23, 2022. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table. Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.

The Holding Company, CFS, and CRM columns below includes amounts to eliminate transactions between segments (in thousands).

	Three months ended March 31, 2022
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$17,451	$—	$7	$17,458
Interest expense	781	—	—	781
Net interest income	16,670	—	7	16,677
Provision for loan losses	(1,145)	—	—	(1,145)
Net interest income after provision for loan losses	17,815	—	7	17,822
Other non-interest income	2,693	2,757	213	5,663
Other non-interest expenses	12,531	1,815	322	14,668
Income (loss) before income tax expense (benefit)	7,977	942	(102)	8,817
Income tax expense (benefit)	1,766	209	(25)	1,950
Segment net income (loss)	$6,211	$733	$(77)	$6,867

	Three months ended March 31, 2021
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,735	$—	$5	$16,740
Interest expense	954	—	—	954
Net interest income	15,781	—	5	15,786
Provision for loan losses	(259)	—	—	(259)
Net interest income after provision for loan losses	16,040	—	5	16,045
Other non-interest income	2,691	2,678	252	5,621
Other non-interest expenses	11,433	1,651	269	13,353
Income (loss) before income tax expense (benefit)	7,298	1,027	(12)	8,313
Income tax expense (benefit)	1,529	263	(9)	1,783
Segment net income (loss)	$5,769	$764	$(3)	$6,530

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

Under the terms of the 2021 Plan, the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2021 Plan, the chief executive officer and members of the Board of Directors. Awards are based on the performance, responsibility and contributions of the individual and are targeted at an average of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2021 Plan may not exceed 170,000, upon which time a new plan may be filed. Compensation expense for shares granted will be recognized over the vesting period of the award based upon the average closing price of the Corporation's stock for each of the prior 30 trading days ending on the grant date.

During January 2022 and 2021, 12,560 and 13,151 shares, respectively, were re-issued from treasury to fund stock compensation. The expense related to grants made in the first quarter of 2022 is recognized over a one year vesting period. Expense related to this compensation of $0.3 million was recognized during each of the three month periods ended March 31, 2022 and 2021, respectively.

A summary of restricted stock activity for the three months ended March 31, 2022 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2022	37,837	$42.99
Granted	12,560	$45.55
Vested	(2,109)	$42.51
Forfeited or cancelled	—
Nonvested at March 31, 2022	48,288	$43.68

As of March 31, 2022, there was $1.8 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.86 years. The total fair value of shares vested was $99 thousand and $156 thousand for the three month periods ended March 31, 2022 and 2021, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 and 2021. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2021 Annual Report on Form 10-K, which was filed with the SEC on March 23, 2022, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors and on pages 20–31 of the Corporation’s 2021 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 64-67 of the Corporation's 2021 Form 10-K, and pages 59-62 in this Form 10-Q.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, inflation, cyber security risks, COVID-19, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, and changes in general business and economic trends.

Information concerning these and other factors, including Risk Factors, can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2021 Annual Report on Form 10-K. These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Consolidated Financial Highlights

	As of or for the Three Months Ended
	Mar. 31	Dec. 31	Sept. 30,	June 30,	Mar. 31,
(in thousands, except per share data)	2022	2021	2021	2021	2021
RESULTS OF OPERATIONS
Interest income	$17,458	$17,690	$17,633	$16,945	$16,740
Interest expense	781	798	801	866	954
Net interest income	16,677	16,892	16,832	16,079	15,786
Provision for loan losses	(1,145)	70	356	(150)	(259)
Net interest income after provision for loan losses	17,822	16,822	16,476	16,229	16,045
Non-interest income	5,663	5,787	5,970	6,492	5,621
Non-interest expense	14,668	14,378	14,100	13,851	13,353
Income before income tax expense	8,817	8,231	8,346	8,870	8,313
Income tax expense	1,950	1,777	1,700	2,075	1,783
Net income	$6,867	$6,454	$6,646	$6,795	$6,530

Basic and diluted earnings per share	$1.46	$1.38	$1.42	$1.45	$1.39
Average basic and diluted shares outstanding (a)	4,689	4,682	4,678	4,680	4,690

PERFORMANCE RATIOS - Annualized
Return on average assets	1.14%	1.04%	1.09%	1.11%	1.12%
Return on average equity	13.68%	12.30%	12.68%	13.58%	13.24%
Return on average tangible equity (b)	15.32%	13.74%	14.16%	15.25%	14.88%
Efficiency ratio (unadjusted) (b) (g)	65.66%	63.40%	61.84%	61.37%	62.38%
Efficiency ratio (adjusted) (b) (c)	65.32%	63.11%	61.40%	60.72%	61.64%
Non-interest expense to average assets	2.43%	2.32%	2.30%	2.27%	2.30%
Loans to deposits	69.64%	70.44%	69.77%	72.87%	71.52%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	3.84%	3.90%	3.84%	3.72%	3.81%
Yield on investments	1.47%	1.35%	1.49%	1.21%	1.28%
Yield on interest-earning assets	3.00%	2.99%	3.02%	2.90%	3.03%
Cost of interest-bearing deposits	0.20%	0.21%	0.21%	0.22%	0.25%
Cost of borrowings	2.65%	2.16%	3.56%	3.64%	3.51%
Cost of interest-bearing liabilities	0.21%	0.22%	0.22%	0.23%	0.26%
Interest rate spread	2.79%	2.77%	2.80%	2.67%	2.77%
Net interest margin, fully taxable equivalent (b)	2.87%	2.85%	2.88%	2.76%	2.86%

CAPITAL
Total equity to total assets at end of period	7.50%	8.74%	8.53%	8.57%	7.97%
Tangible equity to tangible assets at end of period (b)	6.67%	7.91%	7.69%	7.72%	7.14%

Book value per share	$39.56	$45.09	$44.00	$43.57	$41.60
Tangible book value per share (b)	34.91	40.44	39.34	38.90	36.91
Period-end market value per share	46.69	46.45	45.30	44.31	41.82
Dividends declared per share	0.31	0.31	0.31	0.31	0.26

AVERAGE BALANCES
Loans and loans held for sale (d)	$1,532,445	$1,520,478	$1,519,264	$1,585,902	$1,557,368
Earning assets	2,371,275	2,364,578	2,327,817	2,352,908	2,251,334
Total assets	2,451,944	2,454,294	2,427,107	2,447,587	2,357,646
Deposits	2,211,442	2,205,632	2,181,517	2,210,413	2,117,963
Total equity	203,613	208,147	208,023	200,627	200,035
Tangible equity (b)	181,778	186,302	186,155	178,681	177,992

	As of or for the Three Months Ended
	Mar. 31	Dec. 31	Sept. 30,	June 30,	Mar. 31,
	2022	2021	2021	2021	2021
ASSET QUALITY
Net charge-offs	$(48)	$(15)	$92	$83	$(244)
Non-performing loans (e)	7,703	8,114	8,373	8,583	9,327
Non-performing assets (f)	7,956	8,226	8,544	8,707	9,418
Allowance for loan losses	19,928	21,025	20,940	20,676	20,909

Annualized net charge-offs to average loans	(0.01)%	(0.01)%	0.02%	0.02%	(0.06)%
Non-performing loans to total loans	0.49%	0.54%	0.56%	0.55%	0.59%
Non-performing assets to total assets	0.32%	0.34%	0.35%	0.37%	0.39%
Allowance for loan losses to total loans	1.27%	1.38%	1.38%	1.33%	1.32%
Allowance for loan losses to total loans, net of PPP	1.29%	1.43%	1.45%	1.46%	1.50%
Allowance for loan losses to non-performing loans	258.65%	259.17%	250.08%	240.89%	224.19%

(a) Retroactive implementation of the Corporation's 2021 Equity Incentive Plan required a change in methodology used to calculate weighted average outstanding shares.
(b) See the GAAP to Non-GAAP reconciliations.
(c) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.
(d) Loans and loans held for sale do not reflect the allowance for loan losses.
(e) Non-performing loans include non-accrual loans only.
(f) Non-performing assets include non-performing loans plus other real estate owned.
(g) Efficiency ratio (unadjusted) is non-interest expense divided by the total of net interest income plus non-interest income.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 59-62 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended March 31,
	2022	2021	Change	Percentage Change
Net interest income	$16,677	$15,786	$891	5.6%
Non-interest income	5,663	5,621	42	0.7%
Non-interest expense	14,668	13,353	1,315	9.8%
Pre-provision income	7,672	8,054	(382)	(4.7)%
Provision for loan losses	(1,145)	(259)	(886)	342.1%
Income tax expense	1,950	1,783	167	9.4%
Net income	$6,867	$6,530	$337	5.2%

Basic and diluted earnings per share	$1.46	$1.39	$0.07	5.0%

Selected financial ratios:
Return on average assets	1.14%	1.12%
Return on average equity	13.68%	13.24%
Net interest margin, fully taxable equivalent (a)	2.87%	2.86%
Efficiency ratio (adjusted) (a) (b)	65.32%	61.64%
Non-interest expenses to average assets	2.43%	2.30%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the first quarter of 2022 was $6.9 million, or $1.46 per share, compared to $6.5 million, or $1.39 per share, for the same period in the prior year. Return on average equity for the current quarter was 13.68%, compared to 13.24% for the same period in the prior year. The increase in net income was due primarily to increases in net interest income and non-interest income, and a decrease in the provision for loan losses, partially offset by increases in income tax expense and non-interest expense.

Net interest income
Net interest income increased $0.9 million, or 5.6%, compared to the same period in the prior year. The increase was due primarily to an increase in interest and dividend income on taxable securities, and a decrease in interest expense on deposits, offset by a decrease in interest income on loans, including fees.

Non-interest income
Total non-interest income increased $42.0 thousand, or 0.7%, compared to the same period in the prior year. The increase was due primarily to increases in other non-interest income, service charges on deposit accounts, and WMG fee income, offset by decreases in net gains on sales of loans held for sale, and changes in fair value of equity investments, as compared to the same period in the prior year.

Non-interest expense
Non-interest expense increased $1.3 million, or 9.8%, compared to the same period in the prior year. The increase was due primarily to increases in salaries and wages, other non-interest expense and pension and other employee benefits. For the three months ended March 31, 2022, non-interest expense to average assets was 2.43%, compared to 2.30% for the same period in the prior year.

Provision for loan losses
The provision for loan losses decreased $0.9 million, compared to the same period in the prior year. The decrease in the provision for loan losses was primarily due to a $1.2 million release of the COVID-19 related portion of the allowance, offset by additional provision related to increased loan growth. Net recoveries for the first quarter of 2022 were $48.0 thousand, compared to net recoveries of $0.2 million for the first quarter of 2021.

Income tax expense
Income tax expense was $2.0 million in the first quarter of 2022, an increase of $0.2 million when compared to the same period in the prior year. The increase was due primarily to an increase of $0.5 million in income before income tax expense for the first quarter of 2022 as compared to the same period in the prior year. The effective tax rate increased from 21.4% for the first quarter of 2021 to 22.1% for the first quarter of 2022.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2022 and 2021. For a discussion of the Critical Accounting Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 37 of this Form 10-Q and pages 42-43 of the Corporation’s 2021 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	Percentage Change
Interest and dividend income	$17,458	$16,740	$718	4.3%
Interest expense	781	954	(173)	(18.1)%
Net interest income	$16,677	$15,786	$891	5.6%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended March 31, 2022 increased $0.9 million, or 5.6%, to $16.7 million compared to the same period in the prior year, due primarily to an increase of $0.9 million in interest and dividend income on taxable securities, and a decrease of $0.2 million in interest expense on deposits, offset by a decrease of $0.1 million in interest income on loans, including fees.

The increase in interest and dividend income on taxable securities was due primarily to an increase in average invested balances of $220.4 million, and an increase in the average yield on the portfolio. Average invested balances on taxable securities increased primarily due to purchases exceeding repayments. The decrease in interest expense on deposits was due primarily to the decreases in average rates paid on interest-bearing checking, and savings and money market products, due to the low interest rate environment. The decrease in interest income on loans, including fees was due primarily to a decrease in average balances on consumer and commercial loans, partially a result of paydowns due to SBA forgiveness of PPP loans, and decreases in the consumer and mortgage loan portfolios average yields due to a decrease in interest rates. Interest income on interest-earning deposits decreased primarily due to a decrease of $77.0 million in the average balance of interest-earning deposits in the first quarter of 2022 when compared to the same period in the prior year, as excess cash was used to fund security purchases.

Fully taxable equivalent net interest margin was 2.87% in the first quarter of 2022, compared to 2.86% for the same period in the prior year. Average interest-earning assets increased $119.9 million for the three months ended March 31, 2022 compared to the same period in the prior year. The average yield on interest-earning assets decreased three basis points, and the average cost of interest-bearing liabilities decreased five basis points in the first quarter of 2022, compared to the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three months ended March 31, 2022 and 2021. For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,072,408	$10,547	3.99%	$1,104,110	$10,472	3.85%
Mortgage loans	262,053	2,153	3.33%	242,335	2,096	3.51%
Consumer loans	197,984	1,816	3.72%	210,923	2,078	4.00%
Taxable securities	758,507	2,689	1.44%	538,064	1,803	1.36%
Tax-exempt securities	42,435	333	3.18%	40,970	322	3.19%
Interest-earning deposits	37,888	19	0.20%	114,932	60	0.21%
Total interest-earning assets	2,371,275	17,557	3.00%	2,251,334	16,831	3.03%

Non-earning assets:
Cash and due from banks	24,744			27,633
Other assets	77,153			99,971
Allowance for loan losses	(21,228)			(21,292)
Total assets	$2,451,944			$2,357,646

Interest-bearing liabilities:
Interest-bearing demand deposits	$293,429	$55	0.08%	$294,498	$67	0.09%
Savings and insured money market deposits	955,296	212	0.09%	881,093	276	0.13%
Time deposits	241,501	481	0.81%	293,867	578	0.80%
Capital leases and other debt	5,041	33	2.65%	3,809	33	3.51%
Total interest-bearing liabilities	1,495,267	781	0.21%	1,473,267	954	0.26%

Non-interest-bearing liabilities:
Demand deposits	721,216			648,505
Other liabilities	31,848			35,839
Total liabilities	2,248,331			2,157,611
Shareholders' equity	203,613			200,035
Total liabilities and shareholders’ equity	$2,451,944			$2,357,646
Fully taxable equivalent net interest income		16,776			15,877
Net interest rate spread (1)			2.79%			2.77%
Net interest margin, fully taxable equivalent (2)			2.87%			2.86%
Taxable equivalent adjustment		(99)			(91)
Net interest income		$16,677			$15,786

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The table below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three months ended March 31, 2022 and 2021. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended March 31, 2022 vs. 2021
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$75	$(303)	$378
Mortgage loans	57	167	(110)
Consumer loans	(262)	(122)	(140)
Taxable investment securities	886	775	111
Tax-exempt investment securities	11	12	(1)
Interest-earning deposits	(41)	(38)	(3)
Total interest and dividend income, fully taxable equivalent	726	491	235

Interest expense on:
Interest-bearing demand deposits	(12)	—	(12)
Savings and insured money market deposits	(64)	24	(88)
Time deposits	(97)	(104)	7
Capital leases and other debt	—	9	(9)
Total interest expense	(173)	(71)	(102)
Net interest income, fully taxable equivalent	$899	$562	$337

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

Based upon management review of these factors, the Corporation released $1.2 million of the pandemic related portion of the allowance during the first quarter of 2022. To date the Corporation has released $3.1 million and utilized $0.5 million of the pandemic related provision, and $1.2 million remains as part of the allowance as of March 31, 2022.

The provision for loan losses decreased $0.9 million, to a credit of $1.1 million for the three months ended March 31, 2022 when compared to the same period in the prior year. The decrease in the allowance for loan losses was primarily due to the $1.2 million release of the COVID-19 related portion of the allowance, offset by additional provision related to increased loan growth. Net recoveries for the first quarter of 2022 were $48.0 thousand, compared to net recoveries of $0.2 million for the first quarter of 2021.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	Percentage Change
WMG fee income	$2,757	$2,678	$79	2.9%
Service charges on deposit accounts	864	717	147	20.5%
Interchange revenue from debit card transactions	1,130	1,123	7	0.6%
Changes in fair value of equity investments	(113)	86	(199)	(231.4)%
Net gains on sales of loans held for sale	74	300	(226)	(75.3)%
Net gains (losses) on sales of other real estate owned	—	(18)	18	N/M
Income from bank owned life insurance	11	15	(4)	(26.7)%
CFS fee and commission income	253	214	39	18.2%
Other	687	506	181	35.8%
Total non-interest income	$5,663	$5,621	$42	0.7%

Total non-interest income for the first quarter of 2022 increased $42.0 thousand compared to the same period in the prior year primarily due to increases in other non-interest income, service charges on deposit accounts, and WMG fee income, offset by decreases in net gains on sales of loans held for sale, and changes in fair value of equity investments.

Change in Other Non-Interest Income
The increase in other non-interest income was primarily due to timing of the receipt of Mastercard incentives when compared to the same period in the prior year.

Change in Service Charges on Deposit Accounts
The increase in service charges on deposit accounts was primarily due to an increase in non-sufficient fund and overdraft fees when compared to the same period in the prior year.

Change in WMG Fee Income
The increase in WMG fee income was primarily due to new business relationships when compared to the same period in the prior year.

Change in Net Gains on Sales of Loans Held for Sale
The decrease in net gains on sales of loans held for sale was primarily attributable to a decrease in residential mortgage loans originated and sold in the secondary market when compared to the same period in the prior year.

Change in Changes in Fair value of Equity Investments
The decrease in changes in fair value of equity investments was due to a decrease in the market value held when compared to the same period in the prior year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	Percentage Change
Compensation expense:
Salaries and wages	$6,223	$5,762	$461	8.0%
Pension and other employee benefits	1,718	1,459	259	17.8%
Other components of net periodic pension and postretirement benefits	(408)	(391)	(17)	4.3%
Total compensation expense	7,533	6,830	703	10.3%

Non-compensation expense:
Net occupancy	1,427	1,523	(96)	(6.3)%
Furniture and equipment	437	366	71	19.4%
Data processing	2,187	2,003	184	9.2%
Professional services	521	454	67	14.8%
Amortization of intangible assets	11	101	(90)	(89.1)%
Marketing and advertising	276	126	150	119.0%
Other real estate owned expenses	(37)	12	(49)	(408.3)%
FDIC insurance	314	390	(76)	(19.5)%
Loan expenses	215	234	(19)	(8.1)%
Other	1,784	1,314	470	35.8%
Total non-compensation expense	7,135	6,523	612	9.4%
Total non-interest expense	$14,668	$13,353	$1,315	9.8%

Total non-interest expense for the first quarter of 2022 increased $1.3 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be primarily attributed to increases in salaries and wages and pension and other employee benefits, partially offset by a decrease in other components of net periodic pension cost (benefits). The increase in salaries and wages can be primarily attributed to an increase in employee count and a decrease in deferred salary costs related to PPP. The increase in pension and other employee benefits was mostly attributable to an increase in payroll tax expense and employee healthcare expenses when compared to the same period in the prior year. The reduced credit in other components of net period pension cost (benefits) was due to revised actuarial estimates for the first quarter of 2022 related to the employee pension plan.

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be primarily attributed to increases in other non-interest expense, data processing expense, and marketing and advertising expenses, offset by decreases in net occupancy expense, amortization of intangible assets, and FDIC insurance expense.

Other non-interest expense increased primarily due to decreased spending across most expense categories during the same period in the prior year related to the worldwide pandemic, and by an increase in bank relations and sponsorship expense and an additional reserve for restitution regarding previously disclosed consumer compliance matters, when compared to the same period in the prior year. Data processing expenses increased primarily due to investment in new initiatives when compared to the same quarter of the prior year. Marketing and advertising expenses increased primarily due to timing of initiatives when compared to the same period in the prior year. Net occupancy expense decreased primarily due to decreases in depreciation expense and real estate taxes related to the sale of three buildings, two in 2021 and one in 2022, when compared to the same period in the prior year. Amortization of intangible assets decreased primarily due to intangible assets reaching fully depreciated value in the prior year. FDIC insurance decreased primarily due to a decrease in the assessment base due to decreased average asset balances when compared to the same period in the prior year.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	Percentage Change
Income before income tax expense	$8,817	$8,313	$504	6.1%
Income tax expense	1,950	1,783	167	9.4%
Effective tax rate	22.1%	21.4%

Income tax expense for the current quarter was $2.0 million compared to $1.8 million for the same period in the prior year. The increase in income tax expense was due primarily to an increase of $0.5 million in income before income tax expense. The effective income tax rate increased from 21.4% for the first quarter of 2021 to 22.1% for the first quarter of 2022.

COVID-19

The Effect of COVID-19 on Our Business
The Corporation continued to monitor the COVID-19 pandemic while following guidance from the Centers for Disease Control (CDC), the New York Department of Health and our local governments, remained flexible with its COVID-19 response, and adapted as necessary throughout our footprint. This flexibility allowed us to ensure a healthy and safe work environment for our colleagues, clients and the communities we assist. As of the date of this filing, all of our 31 branches are open with normal business hours. Management did not experience any negative effects on our ability to maintain operations and financial reporting systems, and has not identified any impact on business continuity plans. Management does not anticipate additional risk with respect to its ability to maintain internal control over financial reporting and disclosure controls and procedures, nor does it expect any changes in such controls and procedures. As of March 31, 2022, no loan forbearances remain as part of the loan portfolio.

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

As of March 31, 2022, 21 loans totaling $2.9 million were outstanding related to Phase 1 of the PPP, a portion of which may not be forgiven. As of March 31, 2022, 1,249 loans totaling $186.5 million were forgiven by the SBA related to Phase 1 of the PPP. A second phase of COVID-19 Relief totaling $248 billion to provide PPP loans to certain eligible small businesses was included in the Consolidated Appropriation Act of 2021, signed into law by the President on December 27, 2020. As of March 31, 2022, 259 loans totaling $15.0 million were outstanding related to Phase 2 of the PPP, a portion of which may not be forgiven. As of March 31, 2022, 619 loans totaling $62.4 million, were forgiven by the SBA. As of March 31, 2022, $0.7 million (17 loans) were five-year 1% interest loans, $2.5 million (18 loans) were pending SBA forgiveness approval, and $14.7 million (242 loans) were pending submission to the SBA for forgiveness.

Outlook
Management believes that the Corporation's liquidity position is strong. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, FHLB borrowings, securities sold under agreements to repurchase and other borrowings. At March 31, 2022, the Corporation's cash and cash equivalents balance was $65.5 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of March 31, 2022, the Corporation's investment in securities available for sale was $746.3 million, $508.1 million of which was not pledged as collateral. Additionally, the Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $200.2 million as of March 31, 2022. The Corporation did not experience excessive draws on available working capital lines of credit and home equity lines of credit during the first three months of 2022 due to the COVID-19 pandemic, nor has the Corporation experienced any significant or unusual activity related to customer reaction to the COVID-19 pandemic that would create stress on the Corporation's liquidity position.

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

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	March 31, 2022	December 31, 2021	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$65,483	$26,981	$38,502	142.7%
Total investment securities, FHLB, and FRB stock	756,444	802,998	(46,554)	(5.8)%

Loans, net of deferred loan fees	1,566,525	1,518,249	48,276	3.2%
Allowance for loan losses	(19,928)	(21,025)	1,097	(5.2)%
Loans, net	1,546,597	1,497,224	49,373	3.3%

Goodwill and other intangible assets, net	21,828	21,839	(11)	(0.1)%
Other assets	84,543	69,433	15,110	21.8%
Total assets	$2,474,895	$2,418,475	$56,420	2.3%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,249,592	$2,155,433	$94,159	4.4%
Advances and other debt	3,527	18,164	(14,637)	(80.6)%
Other liabilities	36,266	33,423	2,843	8.5%
Total liabilities	2,289,385	2,207,020	82,365	3.7%

Total shareholders’ equity	185,510	211,455	(25,945)	(12.3)%
Total liabilities and shareholders’ equity	$2,474,895	$2,418,475	$56,420	2.3%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in securities, loans, and deposits.

Investment securities
The decrease in investment securities can be mostly attributed to $27.0 million in paydowns and a decrease in the fair value of the portfolio of $43.4 million, due to increases in interest rates, offset by purchases in the amount of $23.8 million.

Loans, net
The increase in loans, net of deferred loan fees, can be primarily attributed to growth of $45.5 million in commercial mortgages, $5.5 million in residential mortgages, and $1.1 million in indirect consumer loans, offset by decreases of $2.8 million in commercial and industrial loans, and $0.8 million in other consumer loans. Paydowns due to SBA forgiveness of PPP loans decreased the total loan portfolio by $25.3 million during the quarter ended March 31, 2022.

Allowance for Loan Losses
The decrease in the allowance for loan losses can be primarily attributed to the $1.2 million release of the COVID-19 related portion of the allowance offset by additional provision related to increased loan growth.

Other Assets
The increase in other assets can be primarily attributed to increases of $10.1 million in the deferred tax asset and $3.5 million the interest rate swap asset.

Deposits
The increase in deposits can be attributed to increases of $59.0 million in time deposits, $45.0 million in money market accounts, and $3.2 million in savings deposits, partially offset by decreases of $12.9 million in non-interest-bearing demand deposits, and $32.0 thousand in interest-bearing demand deposit accounts.

Advances and Other Debt
The decrease in advances and other debt can be primarily attributed to overnight FHLBNY borrowing at the end of the prior year.

Other liabilities
The increase in other liabilities can be primarily attributed to an increase of $3.3 million in interest rate swap liabilities.

Shareholders’ equity
Shareholders’ equity was $185.5 million at March 31, 2022 compared to $211.5 million at December 31, 2021. The decrease can be primarily attributed to an increase in accumulated other comprehensive loss of $31.1 million and $1.4 million in dividends declared during the three months ended March 31, 2022, offset by earnings of $6.9 million, during the three months ended March 31, 2022. The increase in accumulated other comprehensive loss can be primarily attributed to a decrease in the fair market value of the available for sale securities portfolio due to the increase in interest rates. Treasury stock increased $0.3 million, primarily due to the repurchase of the Corporation's common stock, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The Corporation repurchased 14,263 shares during the first quarter of 2022 at a cost of $0.6 million, at an average cost of $45.00 per share. As of March 31, 2022, a total of 49,184 shares have been repurchased at an average cost of $40.42 per share, pursuant to the Corporation's stock repurchase plan.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.230 billion at March 31, 2022, including $355.5 million of assets held under management or administration for the Corporation, compared to $2.325 billion at December 31, 2021, including $344.2 million of assets held under management or administration for the Corporation, a decrease of $94.6 million, or 4.07%, due to price declines in the capital markets.

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

The available for sale segment of the securities portfolio totaled $746.3 million at March 31, 2022, a decrease of $45.7 million, or 5.8%, from $792.0 million at December 31, 2021. The decrease can be mostly attributed to $24.8 million in paydowns, and a decrease in the fair value of the portfolio of $43.3 million due to increases in interest rates, offset by purchases of $22.4 million. New purchases during the quarter were primarily in mortgage-backed securities, SBA loan pools, and corporate subordinated debt issues. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit. These securities totaled $3.6 million at March 31, 2022 and $3.8 million at December 31, 2021.

Non-marketable equity securities at March 31, 2022 and December 31, 2021 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million each, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans. Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2021 to March 31, 2022 (in thousands):

LOAN COMPOSITION
	March 31, 2022	% of Total Loans	December 31, 2021	% of Total Loans	Dollar Change	Percentage Change
Commercial and agricultural:
Commercial and industrial	$254,048	16.2%	$256,893	16.9%	$(2,845)	(1.1)%
Agricultural	235	—%	394	—%	(159)	(40.4)%
Commercial mortgages:
Construction	80,472	5.1%	82,204	5.4%	(1,732)	(2.1)%
Commercial mortgages	767,549	49.0%	720,358	47.5%	47,191	6.6%
Residential mortgages	264,816	16.9%	259,334	17.1%	5,482	2.1%
Consumer loans:
Home equity lines and loans	70,257	4.5%	70,670	4.7%	(413)	(0.6)%
Indirect consumer loans	119,674	7.7%	118,569	7.8%	1,105	0.9%
Direct consumer loans	9,474	0.6%	9,827	0.6%	(353)	(3.6)%
Total	$1,566,525	100.0%	$1,518,249	100.0%	$48,276	3.2%

Portfolio loans totaled $1.567 billion at March 31, 2022, an increase of $48.3 million, or 3.2%, from $1.518 billion at December 31, 2021. The increase in loans can be attributed to increases of $45.5 million in commercial real estate, $5.5 million in residential mortgages, and $1.1 million in indirect consumer loans, offset by decreases of $2.8 million in commercial and industrial loans and $0.8 million in other consumer loans.

The increase in commercial mortgages can be primarily attributed to new originations in the multi-family portfolio. Paydowns due to SBA forgiveness of PPP loans decreased the total loan portfolio by $25.3 million during the quarter ended March 31, 2022, as compared to December 31, 2021. Residential mortgage loans totaled $264.8 million at March 31, 2022, an increase of $5.5 million, or 2.1%, from December 31, 2021. During the three months ended March 31, 2022, $20.5 million of residential mortgages were originated, of which $3.8 million were sold in the secondary market to Freddie Mac. The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, particularly within the Corporation's new Western New York market.

The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	March 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Chemung Canal Trust Company*^	$650,017	$639,144	$658,468	$576,399	$603,133
Capital Bank Division	916,508	879,105	877,995	732,820	708,773
Total loans	$1,566,525	$1,518,249	$1,536,463	$1,309,219	$1,311,906
* All loans, excluding those originated by the Capital Bank division.
^ Includes $50.1 million and $47.0 million as of March 31, 2022 and December 31, 2021, respectively, in the Western New York market.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Specific industries are identified using NAICS codes. The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At March 31, 2022 and December 31, 2021, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 47.7% and 45.1% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of March 31, 2022 and December 31, 2021.

The table below shows the maturity of loans outstanding as of March 31, 2022. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	LOAN AMOUNTS CONTRACTUALLY DUE AFTER MARCH 31, 2022
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$56,689	$113,701	$78,467	$5,191	$254,048
Agricultural	16	177	42	—	235
Commercial mortgages:
Construction	6,217	23,574	41,579	9,102	80,472
Commercial mortgages	17,109	196,497	524,584	29,359	767,549
Residential mortgages	4,988	6,946	139,509	113,373	264,816
Consumer loans:
Home equity lines and loans	361	5,063	42,994	21,839	70,257
Indirect consumer loans	2,010	65,031	52,630	3	119,674
Direct consumer loans	351	5,516	1,415	2,192	9,474
Total	$87,741	$416,505	$881,220	$181,059	$1,566,525

Loans maturing with:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Fixed interest rates	$255,180	$422,996	$86,511	$764,687
Variable interest rates	161,325	458,224	94,548	714,097
Total	$416,505	$881,220	$181,059	$1,478,784

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

The following table summarizes the Corporation's non-performing assets (in thousands):

NON-PERFORMING ASSETS
	March 31, 2022	December 31, 2021
Non-accrual loans	$3,182	$3,469
Non-accrual troubled debt restructurings	4,521	4,645
Total non-performing loans	7,703	8,114
Other real estate owned	253	113
Total non-performing assets	$7,956	$8,227

Ratio of non-performing loans to total loans	0.49%	0.54%
Ratio of non-performing assets to total assets	0.32%	0.34%
Ratio of allowance for loan losses to non-performing loans	258.65%	259.17%

Accruing loans past due 90 days or more (1)	$6	$4
Accruing troubled debt restructurings (1)	$4,661	$5,643
(1) Not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $7.7 million, or 0.49% of total loans at March 31, 2022, compared to $8.1 million, or 0.54% of total loans at December 31, 2021. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $8.0 million, or 0.32% of total assets, at March 31, 2022, compared to $8.2 million, or 0.34% of total assets, at December 31, 2021. The decrease in non-performing loans can mostly be attributed to payments received on non-performing loans across all portfolios. The decrease in non-performing assets can be attributed to the decrease in non-performing loans.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more increased from $4 thousand at December 31, 2021 to $6 thousand at March 31, 2022.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 were considered current for COVID-19 related modifications and therefore were not be treated as TDRs until January 1, 2022. As of March 31, 2022, the Corporation had $4.5 million of non-accrual TDRs compared to $4.6 million as of December 31, 2021. As of March 31, 2022 and December 31, 2021, the Corporation had $4.7 million and $5.6 million respectively, of accruing TDRs.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The unpaid principal balance of impaired loans at March 31, 2022 totaled $13.1 million, including TDRs of $9.2 million, compared to $18.2 million, including TDRs of $6.7 million, at December 31, 2021. Included in the recorded investment of impaired loans at March 31, 2022, were loans totaling $4.2 million for which impairment allowances of $2.9 million have been specifically allocated to the allowance for loan losses. As of December 31, 2021, the impaired loan total included $5.2 million of loans for which specific impairment allowances of $3.0 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $19.9 million at March 31, 2022, and $21.0 million at December 31, 2021. The allowance for loan losses was 258.65% of non-performing loans at March 31, 2022 compared to 259.17% at December 31, 2021. The ratio of allowance for loan losses to total loans was 1.27% at March 31, 2022, compared to 1.38% at December 31, 2021. The ratio of the allowance for loan losses to total loans excluding PPP loans was 1.29% at March 31, 2022, compared to 1.43% at December 31, 2021. The Corporation continues to closely monitor the loan portfolio for effects related to the COVID-19 pandemic. Changes in governmental policies and economic pressures during the pandemic placed stress on certain industries while other industries initially anticipated to be highly impacted by the pandemic demonstrated resilience. Based upon management review of these factors the Corporation released $1.2 million of the pandemic related portion of the allowance during the first quarter of 2022. To date the Corporation has released $3.1 million and utilized $0.5 million of the pandemic related provision, and $1.2 million remains as part of the allowance as of March 31, 2022. Net recoveries for the first quarter ended March 31, 2022 were $48.0 thousand, compared to net recoveries for the first quarter ended March 31, 2021 of $0.2 million.

The table below summarizes the Corporation’s allowance for loan losses and non-accrual loans outstanding by loan category at March 31, 2022 and December 31, 2021 (in thousands):

ALLOWANCE FOR LOAN LOSSES BY LOAN CATEGORY

Balance at March 31, 2022	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	3,483	1.37%	1,854	0.73%	187.86%
Commercial mortgages	12,964	1.53%	3,700	0.44%	350.38%
Residential mortgages	1,606	0.61%	780	0.29%	205.90%
Consumer loans	1,875	0.94%	1,369	0.69%	136.96%
Total	$19,928	1.27%	$7,703	0.49%	258.70%

Balance at December 31, 2021	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	$3,591	1.40%	$1,932	0.75%	185.87%
Commercial mortgages	13,556	1.69%	3,878	0.48%	349.56%
Residential mortgages	1,803	0.70%	1,039	0.40%	173.53%
Consumer loans	2,075	1.04%	1,265	0.64%	164.03%
Total	$21,025	1.38%	$8,114	0.54%	259.17%
[1] Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios at March 31, 2022 and December 31, 2021:

Consolidated Ratios	March 31, 2022	December 31, 2021
Non-performing loans to total loans	0.49%	0.54%
Allowance for loan losses to total loans	1.27%	1.38%
Allowance for loan losses to total loans, net of PPP	1.29%	1.43%
Allowance for loan losses to non-performing loans	258.65%	259.17%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the three months ended March 31, 2022 and March 31, 2021:

Credit Ratios	March 31, 2022	March 31, 2021
Commercial and agricultural	—%	(0.08)%
Commercial mortgages	—%	—%
Residential mortgages	—%	0.01%
Consumer loans	(0.02)%	0.01%
Total	—%	(0.01)%

The table below summarizes the Corporation’s loan loss experience for the three months ended March 31, 2022 and 2021 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Three Months Ended March 31,
	2022	2021
Balance of allowance for loan losses at beginning of period	$21,025	$20,924

Charge-offs:
Commercial and agricultural	4	—
Commercial mortgages	—	—
Residential mortgages	—	26
Consumer loans	194	164
Total charge-offs	198	190

Recoveries:
Commercial and agricultural	6	296
Commercial mortgages	1	—
Residential mortgages	—	—
Consumer loans	239	138
Total recoveries	246	434

Net charge-offs (recoveries)	(48)	(244)
Provision (credit) for loan losses	(1,145)	(259)
Balance of allowance for loan losses at end of period	$19,928	$20,909

Other Real Estate Owned

At March 31, 2022, OREO totaled $0.3 million compared to $0.1 million at December 31, 2021. The increase in other real estate owned was due primarily to the addition of two residential properties in the first three months of 2022.

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2021 to March 31, 2022 (in thousands):

DEPOSITS
	March 31, 2022	December 31, 2021	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$726,699	$739,607	$(12,908)	(1.7)%
Interest-bearing demand deposits	284,689	284,721	(32)	—%
Insured money market accounts	699,506	654,553	44,953	6.9%
Savings deposits	283,369	280,195	3,174	1.1%
Time deposits	255,329	196,357	58,972	30.0%
Total	$2,249,592	$2,155,433	$94,159	4.4%

Deposits totaled $2.250 billion at March 31, 2022 compared to $2.155 billion at December 31, 2021, an increase of $94.2 million, or 4.4%. The increase was attributable to increases of $59.0 million in time deposits, $45.0 million in money market accounts, and $3.2 million in savings deposits, partially offset by decreases of $12.9 million in non-interest-bearing demand deposits and $32.0 thousand in interest-bearing demand deposits. The growth in deposits was due primarily to increases of $74.2 million in public deposits and $20.3 million in consumer funds, offset by a decrease of $0.3 million in commercial deposits. At March 31, 2022, demand deposit and money market accounts comprised 76.1% of total deposits compared to 77.9% at December 31, 2021.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	March 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Chemung Canal Trust Company*	$1,818,592	$1,739,826	$1,686,370	$1,317,225	$1,328,658
Capital Bank Division	428,200	415,607	351,404	254,913	240,579
Total	$2,246,792	$2,155,433	$2,037,774	$1,572,138	$1,569,237
*All deposits, excluding those originated by the Capital Bank division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Brokered deposits include funds obtained through brokers. There were no deposits obtained through brokers as of March 31, 2022 and December 31, 2021. Deposits obtained through the CDARS and ICS programs were $358.1 million and $288.1 million as of March 31, 2022 and December 31, 2021, respectively. The increase in CDARS and ICS deposits was due to the seasonal inflow of municipal client balances.

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

Borrowings

Borrowings decreased $14.6 million to $3.5 million at March 31, 2022 from December 31, 2021, primarily attributable to outstanding FHLBNY overnight advances of $14.6 million as of December 31, 2021. There were no outstanding FHLBNY term advances as of and for the year ended March 31, 2022, and December 31, 2021, respectively.

Shareholders’ Equity

Total shareholders' equity decreased $25.9 million from $211.5 million at December 31, 2021 to $185.5 million at March 31, 2022, primarily due to an increase in accumulated other comprehensive loss, offset by an increase in retained earnings. The increase in accumulated other comprehensive loss of $31.1 million can be mostly attributed to the decrease in the fair market value of the available for sale securities portfolio. The increase in retained earnings of $5.4 million was due primarily to earnings of $6.9 million, offset by $1.4 million in dividends declared during the three months ended March 31, 2022. Treasury stock increased $0.3 million, primarily due to the Corporation's common stock repurchase program, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 7.50% at March 31, 2022 compared to 8.74% at December 31, 2021. The tangible equity to tangible assets ratio was 6.67% at March 31, 2022 compared to 7.91% at December 31, 2021. Book value per share decreased to $39.56 at March 31, 2022 from $45.09 at December 31, 2021.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of March 31, 2022, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Corporation repurchased 14,263 shares in the three month period ended March 31, 2022 at the weighted average cost of $45.00 per share. As of March 31, 2022, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares at March 31, 2022.

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

Pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), the FRB finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020. The Bank has not elected to use the community bank leverage ratio.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $200.2 million and $161.0 million at March 31, 2022 and December 31, 2021, respectively. The Corporation also had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at March 31, 2022 and December 31, 2021, respectively. No funds were drawn with respect to any of these arrangements as of March 31, 2022 and December 31, 2021.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$5,984	$8,205
Net cash used in investing activities	(44,977)	(130,405)
Net cash provided in financing activities	77,495	170,661
Net increase in cash and cash equivalents	$38,502	$48,461

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first three months of 2022 and 2021 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first three months of 2022 predominantly resulted from a net increase in loans and purchases of securities available for sale, offset by principal paydowns on securities available for sale. Cash used in investing activities during the first three months of 2021 predominantly resulted from purchases of securities available for sale, and a net increase in loans, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first three months of 2022 predominantly resulted from a net increase in deposits, offset by the repayment of overnight advances held at the end of the prior quarter. Cash provided by financing activities during the first three months of 2021 predominantly resulted from a net increase in deposits.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of March 31, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of March 31, 2022, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of March 31, 2022 and December 31, 2021 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of March 31, 2022 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$221,215	13.65%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$213,408	13.17%	$129,595	8.00%	$170,093	10.50%	$161,993	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$201,287	12.42%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$193,480	11.94%	$97,196	6.00%	$137,694	8.50%	$129,595	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$201,287	12.42%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$193,480	11.94%	$72,897	4.50%	$113,395	7.00%	$105,296	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$201,287	8.23%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$193,480	7.92%	$97,662	4.00%	N/A	N/A	$122,077	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2021 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$215,091	14.21%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$206,988	13.69%	$120,950	8.00%	$158,746	10.50%	$151,187	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$196,147	12.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	12.44%	$90,712	6.00%	$128,509	8.50%	$120,950	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$196,147	12.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	12.44%	$68,034	4.50%	$105,831	7.00%	$98,272	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$196,147	8.06%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	7.74%	$97,151	4.00%	N/A	N/A	$121,439	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At March 31, 2022, the Bank could, without prior approval, declare dividends of approximately $32.8 million.

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

	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
Net interest income (GAAP)	$16,677	$16,892	$16,832	$16,079	$15,786
Fully taxable equivalent adjustment	99	105	94	92	91
Fully taxable equivalent net interest income (non-GAAP)	$16,776	$16,997	$16,926	$16,171	$15,877

Average interest-earning assets (GAAP)	$2,371,275	$2,364,578	$2,327,817	$2,352,908	$2,251,334

Net interest margin - fully taxable equivalent (non-GAAP)	2.87%	2.85%	2.88%	2.76%	2.86%

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

	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
EFFICIENCY RATIO
Net interest income (GAAP)	$16,677	$16,892	$16,832	$16,079	$15,786
Fully taxable equivalent adjustment	99	105	94	92	91
Fully taxable equivalent net interest income (non-GAAP)	$16,776	$16,997	$16,926	$16,171	$15,877

Non-interest income (GAAP)	$5,663	$5,787	$5,970	$6,492	$5,621
Less: net (gains) losses on security transactions	—	—	—	—	—
Adjusted non-interest income (non-GAAP)	$5,663	$5,787	$5,970	$6,492	$5,621

Non-interest expense (GAAP)	$14,668	$14,378	$14,100	$13,851	$13,353
Less: amortization of intangible assets	(11)	(11)	(42)	(89)	(101)
Adjusted non-interest expense (non-GAAP)	$14,657	$14,367	$14,058	$13,762	$13,252

Efficiency ratio (unadjusted)	65.66%	63.40%	61.84%	61.37%	62.38%
Efficiency ratio (adjusted)	65.32%	63.11%	61.40%	60.72%	61.64%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$185,510	$211,455	$206,139	$203,977	$194,784
Less: intangible assets	(21,828)	(21,839)	(21,850)	(21,892)	(21,981)
Tangible equity (non-GAAP)	$163,682	$189,616	$184,289	$182,085	$172,803

Total assets (GAAP)	$2,474,895	$2,418,475	$2,417,656	$2,380,712	$2,442,495
Less: intangible assets	(21,828)	(21,839)	(21,850)	(21,892)	(21,981)
Tangible assets (non-GAAP)	$2,453,067	$2,396,636	$2,395,806	$2,358,820	$2,420,514

Total equity to total assets at end of period (GAAP)	7.49%	8.74%	8.53%	8.57%	7.97%
Book value per share (GAAP)	$39.56	$45.09	$44.00	$43.57	$41.60

Tangible equity to tangible assets at end of period (non-GAAP)	6.67%	7.91%	7.69%	7.72%	7.14%
Tangible book value per share (non-GAAP)	$34.91	$40.44	$39.34	$38.90	$36.91

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

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except ratio data)	2022	2021	2021	2021	2021
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$203,613	$208,147	$208,023	$200,627	$200,035
Less: average intangible assets	(21,835)	(21,845)	(21,868)	(21,946)	(22,043)
Average tangible equity (non-GAAP)	$181,778	$186,302	$186,155	$178,681	$177,992

Return on average equity (GAAP)	13.68%	12.30%	12.68%	13.58%	13.24%
Return on average tangible equity (non-GAAP)	15.32%	13.74%	14.16%	15.25%	14.88%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
NON-GAAP NET INCOME
Reported net income (GAAP)	$6,867	$6,454	$6,646	$6,795	$6,530
Net (gains) losses on security transactions (net of tax)	—	—	—	—	—
Non- GAAP net income	$6,867	$6,454	$6,646	$6,795	$6,530

Average basic and diluted shares outstanding	4,689	4,682	4,678	4,680	4,690

Reported basic and diluted earnings per share (GAAP)	$1.46	$1.38	$1.42	$1.45	$1.39
Reported return on average assets (GAAP)	1.14%	1.04%	1.09%	1.11%	1.12%
Reported return on average equity (GAAP)	13.68%	12.30%	12.68%	13.58%	13.24%

Non-GAAP basic and diluted earnings per share	$1.46	$1.38	$1.42	$1.45	$1.39
Non-GAAP return on average assets	1.14%	1.04%	1.09%	1.11%	1.12%
Non-GAAP return on average equity	13.68%	12.30%	12.68%	13.58%	13.24%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At March 31, 2022, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 6.31% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 8.36%. Both are within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. At March 31, 2022, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 3.29%. An immediate 200-basis point increase in interest rates would positively impact the market value by 1.11%. Both are within the Corporation's policy guidelines.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2022 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2022. In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of March 31, 2022.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 23, 2022.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2022	14,263	$45.00	14,263	200,816
February 1 - February 28, 2022	—	—	—	200,816
March 1 - March 31, 2022	—	—	—	200,816
Quarter ended March 31, 2022	14,263	$—	14,263	200,816
(1)On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of March 31, 2022 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

    The following exhibits are either filed with this Form 10-Q or are incorporated herein by reference. The Corporation’s Securities Exchange Act File number is 000-13888.

3.1	Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984 (as incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.2	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988 (as incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.3	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998 (as incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the Commission on March 15, 2006).

3.4	Amended and Restated Bylaws of Chemung Financial Corporation, as amended November 17, 2021 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Commission on November 19, 2021).

31.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATED: May 12, 2022	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: May 12, 2022	By: /s/ Karl F. Krebs
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended November 17, 2021 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Commission on November 19, 2021).

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