Form 10-Q
period 2022-06-30
CHEMUNG FINANCIAL CORP
filed 2022-08-11
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2022

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
Yes: ☐ No: ☒
The number of shares of the registrant's common stock, $.01 par value, outstanding on July 31, 2022 was 4,675,684.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany and Saratoga.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).

ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
PCI loans	Represents loans that were acquired in the Fort Orange Financial Corp. transaction and deemed to be credit-impaired on the acquisition date in accordance with the guidance of FASB.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.
RWA	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.

Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
TDR	A TDR is deemed to occur when the Corporation modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from financial institutions	$24,371	$17,365
Interest-earning deposits in other financial institutions	5,397	9,616
Total cash and cash equivalents	29,768	26,981

Equity investments, at estimated fair value	2,750	2,964
Securities available for sale, at estimated fair value	692,995	792,026
Securities held to maturity, estimated fair value of $2,938 at June 30, 2022 and $3,796 at December 31, 2021	2,943	3,790
FHLBNY and FRBNY Stock, at cost	5,897	4,218

Loans, net of deferred loan fees	1,617,562	1,518,249
Allowance for loan losses	(17,485)	(21,025)
Loans, net	1,600,077	1,497,224

Loans held for sale	—	396
Premises and equipment, net	16,812	17,969
Operating lease right-of-use assets	6,841	7,234
Goodwill	21,824	21,824
Other intangible assets, net	—	15
Bank-owned life insurance	2,847	2,825
Accrued interest receivable and other assets	67,157	41,009

Total assets	$2,449,911	$2,418,475

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$704,996	$739,607
Interest-bearing	1,477,795	1,415,826
Total deposits	2,182,791	2,155,433

FHLBNY overnight advances	45,870	14,570
Long term finance lease obligation	3,461	3,594
Operating lease liabilities	6,998	7,378
Dividends payable	1,449	1,450
Accrued interest payable and other liabilities	34,652	24,595
Total liabilities	2,275,221	2,207,020

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2022 and December 31, 2021	53	53
Additional paid-in capital	47,196	46,901
Retained earnings	200,870	188,877
Treasury stock, at cost; 635,547 shares at June 30, 2022 and 636,720 shares at December 31, 2021	(18,084)	(17,846)
Accumulated other comprehensive income (loss)	(55,345)	(6,530)
Total shareholders' equity	174,690	211,455

Total liabilities and shareholders' equity	$2,449,911	$2,418,475
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$15,390	$14,692	$29,871	$29,309
Taxable securities	2,863	1,951	5,551	3,753
Tax exempt securities	268	266	538	527
Interest-earning deposits	17	36	36	96
Total interest and dividend income	18,538	16,945	35,996	33,685
Interest expense:
Deposits	769	832	1,517	1,753
Borrowed funds	128	34	161	67
Total interest expense	897	866	1,678	1,820
Net interest income	17,641	16,079	34,318	31,865
Provision (credit) for loan losses	(1,744)	(150)	(2,889)	(409)
Net interest income after provision for loan losses	19,385	16,229	37,207	32,274

Non-interest income:
WMG fee income	2,628	2,803	5,385	5,481
Service charges on deposit accounts	936	732	1,800	1,449
Interchange revenue from debit card transactions	1,206	1,262	2,336	2,385
Changes in fair value of equity investments	(242)	102	(355)	188
Net gains on sales of loans held for sale	25	342	99	642
Net gains (losses) on sales of other real estate owned	46	—	46	(18)
Income from bank-owned life insurance	11	12	22	27
Other	709	1,239	1,649	1,959
Total non-interest income	5,319	6,492	10,982	12,113

Non-interest expenses:
Salaries and wages	6,056	6,037	12,279	11,799
Pension and other employee benefits	1,937	1,480	3,655	2,939
Other components of net periodic pension and postretirement benefits	(403)	(391)	(811)	(782)
Net occupancy	1,369	1,491	2,796	3,014
Furniture and equipment	410	410	847	776
Data processing	2,468	2,048	4,655	4,051
Professional services	664	535	1,185	989
Amortization of intangible assets	4	89	15	190
Marketing and advertising	184	284	460	410
Other real estate owned	8	5	(29)	17
FDIC insurance	284	329	598	719
Loan expense	176	290	391	524
Other	1,185	1,244	2,969	2,558
Total non-interest expenses	14,342	13,851	29,010	27,204
Income before income tax expense	10,362	8,870	19,179	17,183
Income tax expense	2,338	2,075	4,288	3,858
Net income	$8,024	$6,795	$14,891	$13,325

Weighted average shares outstanding*	4,690	4,680	4,690	4,686
Basic and diluted earnings per share	$1.72	$1.45	$3.18	$2.84

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$8,024	$6,795	$14,891	$13,325
Other comprehensive income (loss):
Net unrealized gains (losses)	(24,050)	5,265	(66,165)	(8,367)
Tax effect	(6,303)	1,372	(17,331)	(2,107)
Net of tax amount	(17,747)	3,893	(48,834)	(6,260)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	—	(55)	—	(110)
Reclassification adjustment for amortization of net actuarial loss	11	57	25	112
Total before tax effect	11	2	25	2
Tax effect	4	1	6	1
Net of tax amount	7	1	19	1

Total other comprehensive income (loss)	(17,740)	3,894	(48,815)	(6,259)

Comprehensive income (loss)	$(9,716)	$10,689	$(33,924)	$7,066
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2021	$53	$47,025	$173,325	$(17,867)	$(7,752)	$194,784
Net income	—	—	6,795	—	—	6,795
Other comprehensive income	—	—	—	—	3,894	3,894
Restricted stock awards	—	87	—	—	—	87
Restricted stock units for directors' deferred compensation plan	—	4	—	—	—	4
Cash dividends declared ($0.31 per share)	—	—	(1,447)	—	—	(1,447)
Distribution of 2,707 shares of treasury stock for directors' compensation	—	(72)	—	75	—	3
Repurchase of 5,831 shares of common stock	—	—	—	(245)	—	(245)
Sale of 2,333 shares of treasury stock (a)	—	37	—	65	—	102
Balances at June 30, 2021	$53	$47,081	$178,673	$(17,972)	$(3,858)	$203,977

Balances at March 31, 2022	$53	$46,880	$194,295	$(18,113)	$(37,605)	$185,510
Net income	—	—	8,024	—	—	8,024
Other comprehensive loss	—	—	—	—	(17,740)	(17,740)
Restricted stock awards	—	154	—	—	—	154
Restricted stock units for directors' deferred compensation plan	—	95	—	—	—	95
Cash dividends declared ($0.31 per share)	—	—	(1,449)	—	—	(1,449)
Sale of 2,137 shares of treasury stock (a)	—	37	—	61	—	98
Forfeiture of 681 shares of restricted stock awards	—	30	—	(32)	—	(2)
Balances at June 30, 2022	$53	$47,196	$200,870	$(18,084)	$(55,345)	$174,690
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2021	$53	$46,764	$168,006	$(17,525)	$2,401	$199,699
Net income	—	—	13,325	—	—	13,325
Other comprehensive loss	—	—	—	—	(6,259)	(6,259)
Restricted stock awards	—	223	—	—	—	223
Restricted stock units for directors' deferred compensation plan	—	9	—	—	—	9
Cash dividends declared ($0.57 per share)	—	—	(2,658)	—	—	(2,658)
Distribution of 9,291 shares of treasury stock for directors' compensation	—	64	—	253	—	317
Distribution of 3,860 shares of treasury stock for employee compensation	—	27	—	105	—	132
Distribution of 2,707 shares of treasury stock for for deferred directors' compensation	—	(72)	—	75	—	3
Repurchase of 28,706 shares of common stock	—	—	—	(1,046)	—	(1,046)
Sale of 6,024 shares of treasury stock (a)	—	66	—	166	—	232
Balances at June 30, 2021	$53	$47,081	$178,673	$(17,972)	$(3,858)	$203,977

Balances at January 1, 2022	$53	$46,901	$188,877	$(17,846)	$(6,530)	$211,455
Net income	—	—	14,891	—	—	14,891
Other comprehensive loss	—	—	—	—	(48,815)	(48,815)
Restricted stock awards	—	333	—	—	—	333
Restricted stock units for directors' deferred compensation plan	—	100	—	—	—	100
Distribution of 3,985 shares of treasury stock grants for employee restricted stock awards	—	(112)	—	112	—	—
Cash dividends declared ($0.62 per share)	—	—	(2,898)	—	—	(2,898)
Distribution of 8,575 shares of treasury stock for directors' compensation	—	(139)	—	244	—	105
Repurchase of 15,388 shares of common stock	—	—	—	(695)	—	(695)
Sale of 4,682 shares of treasury stock (a)	—	83	—	133	—	216
Forfeiture of 681 shares of restricted stock awards	—	30	—	(32)	—	(2)
Balances at June 30, 2022	$53	$47,196	$200,870	$(18,084)	$(55,345)	$174,690
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2022	2021
Net income	$14,891	$13,325
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (increase in) of right-of-use assets	393	369
Amortization of intangible assets	15	190
Provision for loan losses	(2,889)	(409)
Loss (Gains) on disposal of fixed assets	20	(20)
Depreciation and amortization of fixed assets	1,147	1,307
Amortization of premiums on securities, net	2,172	2,672
Gain on sales of loans held for sale, net	(99)	(642)
Proceeds from sales of loans held for sale	5,575	20,120
Loans originated and held for sale	(5,080)	(19,308)
Net (gains) losses on sale of other real estate owned	(45)	18
Net change in fair value of equity investments	355	(188)
Proceeds from sales of trading assets	37	41
Purchase of equity investments	(178)	(167)
(Increase) Decrease in other assets and accrued interest receivable	(8,656)	1,375
Increase in accrued interest payable	25	7
Expense related to restricted stock units for directors' deferred compensation plan	100	9
Expense related to employee stock compensation	—	132
Expense related to employee restricted stock awards	333	223
Increases in (payments on) operating leases	(380)	145
Increase (decrease) in other liabilities	10,171	(1,761)
Income from bank owned life insurance	(22)	(27)
Net cash provided by operating activities	17,885	17,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	—
Proceeds from maturities, calls, and principal paydowns on securities available for sale	53,412	72,057
Proceeds from maturities and principal collected on securities held to maturity	842	520
Purchases of securities available for sale	(22,713)	(216,069)
Purchases of securities held to maturity	—	(1,042)
Purchase of FHLBNY and FRBNY stock	(13,096)	(412)
Redemption of FHLBNY and FRBNY stock	11,417	—
Proceeds from sales of fixed assets	125	—
Purchases of premises and equipment	(135)	(262)
Proceeds from sale of other real estate owned	159	128
Proceeds from bank owned life insurance	—	286
Net increase in loans	(100,256)	(21,407)
Net cash used in investing activities	(70,245)	(166,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	(59,925)	144,861
Increase (decrease) in time deposits	87,283	(44,448)
Net proceeds from FHLB overnight advances	31,300	—
Payments made on finance leases	(133)	(125)
Purchase of treasury stock	(695)	(1,046)
Sale of treasury stock	216	232
Cash dividends paid	(2,899)	(2,425)
Net cash provided by financing activities	55,147	97,049
Net increase (decrease) in cash and cash equivalents	2,787	(51,741)
Cash and cash equivalents, beginning of period	26,981	108,538
Cash and cash equivalents, end of period	$29,768	$56,797
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2022	2021
Cash paid for:
Interest	$1,653	$1,813
Income taxes	2,545	2,900
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	292	32
Dividends declared, not yet paid	1,449	1,447
Repurchase of common stock in lieu of employee payroll taxes	53	80
Operating lease right-of-use assets	—	(498)
Distribution of treasury stock for directors' compensation	105	317
Distribution of treasury stock for deferred directors' compensation	100	3
Forfeiture of shares of restricted stock awards	(2)	—
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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation will be required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs. The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20. ASU 2022-02 is effective for periods beginning after December 15, 2022. The Corporation will adopt ASU 2016-13 effective January 1, 2023 and will simultaneously implement ASU 2022-02.

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

Management has taken actions to identify and assess additional possible credit exposure due to the COVID-19 pandemic based upon the industry types within the current loan portfolio. While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, management has designated certain industries as most impacted by COVID-19. For a discussion of the effect of COVID-19 on our business, see page 56 of this Form 10-Q.

NOTE 2        EARNINGS PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Issuable shares, including those related to directors’ restricted stock shares, are considered outstanding and are included in the computation of basic earnings per share. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur. Earnings per share were computed by dividing net income by 4,690 and 4,680 weighted average shares outstanding for the three month periods ended June 30, 2022 and 2021, respectively. Earnings per share were computed by dividing net income by 4,690 and 4,686 weighted average shares outstanding for the six month periods ended June 30, 2022 and 2021, respectively. Retroactive implementation of the Corporation's 2021 Equity Incentive Plan, approved June 8, 2021 by shareholders, required a change in methodology used to calculate weighted average outstanding shares in 2021. The change did not impact earnings per common share for the prior periods. There were no common stock equivalents during the three and six month periods ended June 30, 2022 or 2021.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$60,988	$—	$4,684	$56,304
Mortgage-backed securities, residential	545,524	16	62,264	483,276
Obligations of states and political subdivisions	39,948	10	992	38,966
Corporate bonds and notes	25,750	—	817	24,933
SBA loan pools	90,333	293	1,110	89,516
Total	$762,543	$319	$69,867	$692,995

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$61,084	$27	$680	$60,431
Mortgage-backed securities, residential	582,060	4,032	8,731	577,361
Obligations of states and political subdivisions	40,299	2,004	—	42,303
Corporate bonds and notes	22,750	180	82	22,848
SBA loan pools	89,216	344	477	89,083
Total	$795,409	$6,587	$9,970	$792,026

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	June 30, 2022
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,981	$—	$—	$1,981
Time deposits with other financial institutions	962	—	5	957
Total	$2,943	$—	$5	$2,938

	December 31, 2021
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,157	$—	$—	$2,157
Time deposits with other financial institutions	1,633	6	—	1,639
Total	$3,790	$6	$—	$3,796

The amortized cost and estimated fair value of debt securities are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	June 30, 2022
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,963	$1,952	$2,672	$2,667
After one, but within five years	104,071	98,146	271	271
After five, but within ten years	20,183	19,673	—	—
After ten years	469	432	—	—
	126,686	120,203	2,943	2,938
Mortgage-backed securities, residential	545,524	483,276	—	—
SBA loan pools	90,333	89,516	—	—
Total	$762,543	$692,995	$2,943	$2,938

There were no proceeds from sales and calls of securities resulting in gains or losses for the three and six month periods ended June 30, 2022 and 2021.

The following tables summarize the investment securities available for sale with unrealized losses at June 30, 2022 and December 31, 2021 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$56,304	$4,684	$—	$—	$56,304	$4,684
Mortgage-backed securities, residential	269,606	26,223	211,168	36,041	480,774	62,264
Obligations of states and political subdivisions	35,130	992	—	—	35,130	992
Corporate bonds and notes	12,944	806	1,989	11	14,933	817
SBA loan pools	40,324	914	29,257	196	69,581	1,110
Total temporarily impaired securities	$414,308	$33,619	$242,414	$36,248	$656,722	$69,867

	Less than 12 months		12 months or longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$49,084	$680	$—	$—	$49,084	$680
Mortgage-backed securities, residential	293,720	4,502	122,050	4,229	415,770	8,731
Corporate bonds and notes	4,928	72	1,989	10	6,917	82
SBA loan pools	51,235	296	13,769	181	65,004	477
Total temporarily impaired securities	$398,967	$5,550	$137,808	$4,420	$536,775	$9,970

Other-Than-Temporary Impairment

As of June 30, 2022, the majority of the Corporation's unrealized losses in the investment securities portfolio related to mortgage-backed securities. At June 30, 2022, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2022.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Commercial and agricultural:
Commercial and industrial	$258,474	$256,893
Agricultural	89	394
Commercial mortgages:
Construction	94,937	82,204
Commercial mortgages, other	771,201	720,358
Residential mortgages	276,847	259,334
Consumer loans:
Home equity lines and loans	73,770	70,670
Indirect consumer loans	132,330	118,569
Direct consumer loans	9,914	9,827
Total loans, net of deferred loan fees and costs	1,617,562	1,518,249
Interest receivable on loans	4,431	4,133
Total recorded investment in loans	$1,621,993	$1,522,382

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above. As of June 30, 2022 and December 31, 2021, the Corporation had outstanding PPP loan balances of $3.0 million and $43.2 million, respectively, which were included in commercial and industrial loans in the table above. These loans require no allowance for loan losses as of June 30, 2022 and December 31, 2021 since they are government guaranteed loans.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$3,485	$12,963	$1,606	$1,874	$19,928
Charge-offs	(16)	(687)	—	(128)	(831)
Recoveries	23	1	—	108	132
Net recoveries (charge-offs)	7	(686)	—	(20)	(699)
Provision	72	(1,963)	108	39	(1,744)
Ending balance	$3,564	$10,314	$1,714	$1,893	$17,485

	Three Months Ended June 30, 2021
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$4,337	$11,787	$2,115	$2,670	$20,909
Charge-offs	(25)	—	(46)	(156)	(227)
Recoveries	10	1	10	123	144
Net recoveries (charge-offs)	(15)	1	(36)	(33)	(83)
Provision	(694)	1,175	(288)	(343)	(150)
Ending balance	$3,628	$12,963	$1,791	$2,294	$20,676

The following tables present the activity in the allowance for loan losses by portfolio segment for the six month periods ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$3,591	$13,556	$1,803	$2,075	$21,025
Charge-offs	(20)	(687)	—	(322)	(1,029)
Recoveries	30	2	—	346	378
Net recoveries (charge-offs)	10	(685)	—	24	(651)
Provision	(37)	(2,557)	(89)	(206)	(2,889)
Ending balance	$3,564	$10,314	$1,714	$1,893	$17,485

	Six Months Ended June 30, 2021
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$4,493	$11,496	$2,079	$2,856	$20,924
Charge-offs	(25)	—	(71)	(320)	(416)
Recoveries	275	1	10	291	577
Net recoveries (charge-offs)	250	1	(61)	(29)	161
Provision	(1,115)	1,466	(227)	(533)	(409)
Ending balance	$3,628	$12,963	$1,791	$2,294	$20,676

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,239	$44	$—	$43	$1,326
Collectively evaluated for impairment	2,325	10,270	1,714	1,850	16,159
Total ending allowance balance	$3,564	$10,314	$1,714	$1,893	$17,485

	December 31, 2021
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,394	$1,571	$—	$65	$3,030
Collectively evaluated for impairment	2,197	11,985	1,803	2,010	17,995
Total ending allowance balance	$3,591	$13,556	$1,803	$2,075	$21,025

	June 30, 2022
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,925	$4,210	$924	$290	$7,349
Loans collectively evaluated for impairment	257,383	864,425	276,643	216,193	1,614,644
Total ending loans balance	$259,308	$868,635	$277,567	$216,483	$1,621,993

	December 31, 2021
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,427	$7,967	$938	$315	$11,647
Loans collectively evaluated for impairment	255,586	796,858	259,029	199,262	1,510,735
Total ending loans balance	$258,013	$804,825	$259,967	$199,577	$1,522,382

The following table presents loans individually evaluated for impairment recognized by class of loans as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$603	$602	$—	$954	$948	$—
Commercial mortgages:
Construction	96	97	—	129	130	—
Commercial mortgages, other	4,071	4,069	—	6,940	4,278	—
Residential mortgages	934	924	—	951	938	—
Consumer loans:
Home equity lines and loans	169	154	—	185	169	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,321	1,323	1,239	5,350	1,479	1,394
Commercial mortgages:
Commercial mortgages, other	44	44	44	3,550	3,559	1,571
Consumer loans:
Home equity lines and loans	136	136	43	146	146	65
Total	$7,374	$7,349	$1,326	$18,205	$11,647	$3,030

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and six month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and agricultural:
Commercial and industrial	$764	$—	$1,823	$13	$825	$3	$1,869	$26
Commercial mortgages:
Construction	105	1	168	2	113	2	175	3
Commercial mortgages, other	4,088	7	4,780	8	4,151	14	4,774	15
Residential mortgages	927	11	959	10	931	22	1,063	18
Consumer loans:
Home equity lines & loans	157	—	193	2	161	2	339	3
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,369	3	1,498	—	1,405	5	1,478	2
Commercial mortgages:
Commercial mortgages, other	1,326	—	1,946	—	2,071	21	1,353	—
Consumer loans:
Home equity lines and loans	139	—	158	—	141	—	162	—
Total	$8,875	$22	$11,525	$35	$9,798	$69	$11,213	$67
(1)Cash basis interest income approximates interest income recognized.
The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of June 30, 2022 and December 31, 2021 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Commercial and agricultural:
Commercial and industrial	$1,748	$1,932	$2	$4
Commercial mortgages:
Construction	17	34	—	—
Commercial mortgages, other	3,643	3,844	—	—
Residential mortgages	600	1,039	—	—
Consumer loans:
Home equity lines and loans	785	790	—	—
Indirect consumer loans	575	462	—	—
Direct consumer loans	6	13	—	—
Total	$7,374	$8,114	$2	$4

The following tables present the aging of the recorded investment in loans as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$56	$51	$14	$121	$259,098	$259,219
Agricultural	—	—	—	—	89	89
Commercial mortgages:
Construction	616	—	—	616	94,594	95,210
Commercial mortgages, other	350	—	244	594	772,831	773,425
Residential mortgages	1,330	88	341	1,759	275,808	277,567
Consumer loans:
Home equity lines and loans	26	70	543	639	73,287	73,926
Indirect consumer loans	600	237	285	1,122	131,479	132,601
Direct consumer loans	3	—	6	9	9,947	9,956
Total	$2,981	$446	$1,433	$4,860	$1,617,133	$1,621,993

	December 31, 2021
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$413	$148	$26	$587	$257,031	$257,618
Agricultural	—	—	—	—	395	395
Commercial mortgages:
Construction	—	—	—	—	82,435	82,435
Commercial mortgages, other	24	224	1,302	1,550	720,840	722,390
Residential mortgages	580	32	652	1,264	258,703	259,967
Consumer loans:
Home equity lines and loans	256	69	424	749	70,105	70,854
Indirect consumer loans	1,179	424	255	1,858	116,997	118,855
Direct consumer loans	24	11	13	48	9,820	9,868
Total	$2,476	$908	$2,672	$6,056	$1,516,326	$1,522,382

Troubled Debt Restructurings:

A modification of a loan may result in classification as a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 were considered current for COVID-19 related modifications and therefore not be treated as TDRs, until January 1, 2022. At its highest point as of May 31, 2020, in conformance with Section 4013 of the CARES Act, total loan forbearances represented 15.77% of the Corporation's total loan portfolio, or $242.5 million. As of June 30, 2022, no loans remained in modified status.

As of June 30, 2022 and December 31, 2021, the Corporation had a recorded investment in TDRs of $6.2 million and $10.3 million, respectively. There were specific reserves of $0.3 million and $1.9 million allocated for TDRs at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, TDRs totaling $1.7 million were accruing interest under the modified terms and $4.5 million were on non-accrual status. As of December 31, 2021, TDRs totaling $5.6 million were accruing interest under the modified terms and $4.7 million were on non-accrual status. The Corporation committed no additional amounts as of both June 30, 2022 and December 31, 2021, to customers with outstanding loans that are classified as TDRs.

During the three months ended June 30, 2022, no loans were modified as TDRs. During the three month period ended June 30, 2021, the terms and conditions of two commercial mortgage loans were modified as TDRs. The modification of the terms of both of these loans included a postponement or reduction of the scheduled amortized payments for greater than a three month period.

During the six months ended June 30, 2022, no loans were modified as TDRs. During the six month period ended June 30, 2021, the terms and conditions of four commercial mortgage loan were modified as TDRs. The modification of the terms of all of these loans included a postponement or reduction of the scheduled amortized payments for greater than a three month period.

The following table presents loans by class modified as TDRs that occurred during the three month period ended June 30, 2021 (dollars in thousands):

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

The following table presents loans by class modified as TDRs that occurred during the six month period ended June 30, 2021 (dollars in thousands):

June 30, 2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages, other	4	$6,094	$6,094
Residential mortgages	—	—	—
Total	4	$6,094	$6,094
The TDRs described above increased the allowance for loan losses by $1.7 million and resulted in no charge-offs during the six month period ended June 30, 2021.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and six month periods ended June 30, 2022 and 2021.

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

Commercial loans not meeting the criteria above to be considered criticized or classified, are considered to be pass rated loans. Loans listed as not rated, are included in groups of homogeneous loans performing under terms of the loan notes. Based on the analyses performed as of June 30, 2022 and December 31, 2021, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	June 30, 2022
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$251,866	$3,188	$3,186	$979	$259,219
Agricultural	—	89	—	—	—	89
Commercial mortgages:
Construction	—	95,193	—	17	—	95,210
Commercial mortgages	—	735,183	30,367	7,831	44	773,425
Residential mortgages	276,967	—	—	600	—	277,567
Consumer loans:
Home equity lines and loans	73,141	—	—	785	—	73,926
Indirect consumer loans	132,026	—	—	575	—	132,601
Direct consumer loans	9,950	—	—	6	—	9,956
Total	$492,084	$1,082,331	$33,555	$13,000	$1,023	$1,621,993

	December 31, 2021
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$250,529	$2,892	$3,108	$1,089	$257,618
Agricultural	—	395	—	—	—	395
Commercial mortgages:
Construction	—	82,404	—	31	—	82,435
Commercial mortgages	—	672,741	31,072	17,458	1,119	722,390
Residential mortgages	258,928	—	—	1,039	—	259,967
Consumer loans:
Home equity lines and loans	70,064	—	—	790	—	70,854
Indirect consumer loans	118,393	—	—	462	—	118,855
Direct consumer loans	9,855	—	—	13	—	9,868
Total	$457,240	$1,006,069	$33,964	$22,901	$2,208	$1,522,382

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$276,967	$73,141	$132,026	$9,950
Non-Performing	600	785	575	6
	$277,567	$73,926	$132,601	$9,956

	December 31, 2021
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$258,928	$70,064	$118,393	$9,855
Non-Performing	1,039	790	462	13
	$259,967	$70,854	$118,855	$9,868

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2022 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$56,304	$56,304	$—	$—
Mortgage-backed securities, residential	483,276	—	483,276	—
Obligations of states and political subdivisions	38,966	—	38,966	—
Corporate bonds and notes	24,933	—	24,933	—
SBA loan pools	89,516	—	89,516	—
Total available for sale securities	$692,995	$56,304	$636,691	$—

Equity investments, at fair value	$2,190	$2,190	$—	$—
Derivative assets	17,616	—	17,616	—

Financial Liabilities:
Derivative liabilities	$17,673	$—	$17,673	$—

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2022.

		Fair Value Measurement at December 31, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$60,431	$60,431	$—	$—
Mortgage-backed securities, residential	577,361	—	577,361	—
Obligations of states and political subdivisions	42,303	—	42,303	—
Corporate bonds and notes	22,848	—	22,848	—
SBA loan pools	89,083	—	89,083	—
Total available for sale securities	$792,026	$60,431	$731,595	$—

Equity investments, at fair value	$2,404	$2,404	$—	$—
Derivative assets	9,498	—	9,498	—

Financial Liabilities:
Derivative liabilities	$9,726	$—	$9,726	$—

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2021.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2022 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Other real estate owned:
Residential mortgages	$83	$—	$—	$83	$—
Consumer loans:
Home equity lines and loans	54	—	—	54	—
Total other real estate owned, net	$137	$—	$—	$137	$—

		Fair Value Measurement at December 31, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Other real estate owned:
Residential mortgages	$143	$—	$—	$143	$—
Total other real estate owned, net	$143	$—	$—	$143	$—

The following tables present information related to Level 3 non-recurring fair value measurement at June 30, 2022 and December 31, 2021 (in thousands):

Description	Fair Value at June 30, 2022	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2022
OREO:
Residential mortgages	$83	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	54	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$137

Description	Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2021
OREO:
Residential mortgages	$143	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$143

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2022 and December 31, 2021, are as follows (in thousands):

	June 30, 2022
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$24,371	$24,371	$—	$—	$24,371
Interest-earning deposits in other financial institutions	5,397	5,397	—	—	5,397
Equity investments	2,750	2,750	—	—	2,750
Securities available for sale	692,995	56,304	636,691	—	692,995
Securities held to maturity	2,943	—	957	1,981	2,938
FHLBNY and FRBNY stock	5,897	—	—	—	N/A
Loans, net and loans held for sale	1,600,077	—	—	1,568,400	1,568,400
Accrued interest receivable	6,377	106	1,807	4,464	6,377
Derivative Assets	17,616	—	17,616	—	17,616

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,899,151	$1,899,151	$—	$—	$1,899,151
Time deposits	283,640	—	284,305	—	284,305
Accrued interest payable	235	11	224	—	235
Derivative Liabilities	17,673	—	17,673	—	17,673
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

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of June 30, 2022, the weighted average remaining lease term was 9.01 years with a weighted average discount rate of 3.34%. Rent expense was $0.2 million for the three months ended June 30, 2022. Rent expense was $0.5 million for the six months ended June 30, 2022. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Operating lease right-of-use asset	$7,234	$7,145
Less: accumulated amortization	(393)	(759)
Less: lease termination	—	(313)
Add: new lease agreement and modifications	—	1,161
Operating lease right-of-use-assets, net	$6,841	$7,234

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of June 30, 2022 (in thousands):

Year	Amount
2022	$487
2023	992
2024	924
2025	841
2026	845
2027 and thereafter	4,021
Total minimum lease payments	8,110
Less: amount representing interest	(1,112)
Present value of net minimum lease payments	$6,998

As of June 30, 2022, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of June 30, 2022, the weighted average remaining lease term was 10.68 years with a weighted average discount rate of 3.38%. The Corporation has included these leases in premises and equipment as of June 30, 2022 and December 31, 2021 as follows (in thousands):

	June 30, 2022	December 31, 2021
Buildings	$5,572	$5,572
Less: accumulated depreciation	(2,374)	(2,208)
Net book value	$3,198	$3,364

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of June 30, 2022 (in thousands):

Year	Amount
2022	$195
2023	391
2024	391
2025	409
2026	425
2027 and thereafter	2,417
Total minimum lease payments	4,228
Less: amount representing interest	(767)
Present value of net minimum lease payments	$3,461

As of June 30, 2022, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2024 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $4 thousand per month. Rent and CAM paid to this Board member totaled $13 thousand and $12 thousand for the three month periods ended June 30, 2022 and 2021, respectively. Rent and CAM paid to this Board member totaled $25 thousand for each of the six month periods ended June 30, 2022 and 2021. This Board member retired from the Corporation's Board of Directors as of June 7, 2022.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $8 thousand per month. Rent and CAM related expenses paid to this Board member totaled $25 thousand and $24 thousand for the three month periods ended June 30, 2022 and 2021, respectively. Rent and CAM related expenses paid to this Board member totaled $51 thousand and $50 thousand for the six month periods ended June 30, 2022 and 2021, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the six month periods ended June 30, 2022 and 2021 were as follows (in thousands):

	2022	2021
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance June 30,	$21,824	$21,824

Acquired intangible assets were as follows at June 30, 2022 and December 31, 2021 (in thousands):

	At June 30, 2022		At December 31, 2021
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,975	$5,975	$5,974
Other customer relationship intangibles	5,633	5,633	5,633	5,619
Total	$11,608	$11,608	$11,608	$11,593

Aggregate amortization expense was $4 thousand and $0.1 million for the three month periods ended June 30, 2022 and 2021, respectively. Aggregate amortization expense was $15.0 thousand and $0.2 million for the six month periods ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there is no remaining estimated aggregate amortization expense.

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$40,228	$80,861	$20,772	$46,558
Unused lines of credit	4,913	300,545	4,745	288,368
Standby letters of credit	—	16,278	—	7,974

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of June 30, 2022, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2022	$(33,582)	$(4,023)	$(37,605)
Other comprehensive income before reclassification	(17,747)	—	(17,747)
Amounts reclassified from accumulated other comprehensive income	—	7	7
Net current period other comprehensive income (loss)	(17,747)	7	(17,740)
Balance at June 30, 2022	$(51,329)	$(4,016)	$(55,345)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2021	$(1,026)	$(6,726)	$(7,752)
Other comprehensive income before reclassification	3,893	—	3,893
Amounts reclassified from accumulated other comprehensive income	—	1	1
Net current period other comprehensive income	3,893	1	3,894
Balance at June 30, 2021	$2,867	$(6,725)	$(3,858)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2022	$(2,495)	$(4,035)	$(6,530)
Other comprehensive income before reclassification	(48,834)	—	(48,834)
Amounts reclassified from accumulated other comprehensive income	—	19	19
Net current period other comprehensive income	(48,834)	19	(48,815)
Balance at June 30, 2022	$(51,329)	$(4,016)	$(55,345)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2021	$9,127	$(6,726)	$2,401
Other comprehensive income before reclassification	(6,260)	—	(6,260)
Amounts reclassified from accumulated other comprehensive income	—	1	1
Net current period other comprehensive income	(6,260)	1	(6,259)
Balance at June 30, 2021	$2,867	$(6,725)	$(3,858)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	11	57	Other components of net periodic pension and postretirement benefits
Tax effect	(4)	(1)	Income tax expense
Net of tax	7	1
Total reclassification for the period, net of tax	$7	$1

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

Details about Accumulated Other Comprehensive Income (Loss) Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$(110)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	25	112	Other components of net periodic pension and postretirement benefits
Tax effect	(6)	(1)	Income tax expense
Net of tax	19	1
Total reclassification for the period, net of tax	$19	$1
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and six months ended June 30, 2022 and 2021 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2022
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$727	$—	$—	$727
Other	209	—	—	209
Interchange revenue from debit card transactions	1,206	—	—	1,206
WMG fee income	—	2,628	—	2,628
CFS fee and commission income	—	—	271	271
Net gains (losses) on sales of OREO	46	—	—	46
Net gains on sales of loans(a)	25	—	—	25
Loan servicing fees(a)	38	—	—	38
Changes in fair value of equity investments(a)	(236)	—	(6)	(242)
Income from bank-owned life insurance(a)	11	—	—	11
Other(a)	416	—	(16)	400
Total non-interest income (loss)	$2,442	$2,628	$249	$5,319
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Three Months Ended June 30, 2021
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$489	$—	$—	$489
Other	243	—	—	243
Interchange revenue from debit card transactions	1,262	—	—	1,262
WMG fee income	—	2,803	—	2,803
CFS fee and commission income	—	—	236	236
Net gains (losses) on sales of OREO	—	—	—	—
Net gains on sales of loans(a)	342	—	—	342
Loan servicing fees(a)	35	—	—	35
Changes in fair value of equity investments(a)	95	—	7	102
Income from bank-owned life insurance(a)	12	—	—	12
Other(a)	981	—	(13)	968
Total non-interest income	$3,459	$2,803	$230	$6,492
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2022
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,400	$—	$—	$1,400
Other	400	—	—	400
Interchange revenue from debit card transactions	2,336	—	—	2,336
WMG fee income	—	5,385	—	5,385
CFS fee and commission income	—	—	524	524
Net gains (losses) on sales of OREO	46	—	—	46
Net gains on sales of loans(a)	99	—	—	99
Loan servicing fees(a)	77	—	—	77
Net gains on sales of securities(a)	—	—	—	—
Changes in fair value of equity investments(a)	(350)	—	(5)	(355)
Income from bank-owned life insurance(a)	22	—	—	22
Other(a)	1,105	—	(57)	1,048
Total non-interest income	$5,135	$5,385	$462	$10,982

	Six Months Ended June 30, 2021
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$938	$—	$—	$938
Other	511	—	—	511
Interchange revenue from debit card transactions	2,385	—	—	2,385
WMG fee income	—	5,481	—	5,481
CFS fee and commission income	—	—	450	450
Net gains on sales of OREO	(18)	—	—	(18)
Net gains on sales of loans(a)	642	—	—	642
Loan servicing fees(a)	70	—	—	70
Net gains on sales of securities(a)	—	—	—	—
Change in fair value of equity securities(a)	129	—	59	188
Income from bank-owned life insurance(a)	27	—	—	27
Other(a)	1,466	—	(27)	1,439
Total non-interest income	$6,150	$5,481	$482	$12,113
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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	284	270	566	542
Expected return on plan assets	(708)	(673)	(1,421)	(1,346)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	—	38	—	75
Net periodic pension benefit	$(424)	$(365)	$(855)	$(729)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	9	8	17	16
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	4	5	9	10
Net periodic supplemental pension cost	$13	$13	$26	$26

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	2	2	4
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	(55)	—	(110)
Amortization of unrecognized net loss	7	14	16	27
Net periodic postretirement, medical and life benefit	$8	$(39)	$18	$(79)

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

The Holding Company, CFS, and CRM columns below includes amounts to eliminate transactions between segments (in thousands).

	Three months ended June 30, 2022
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$18,531	$—	$7	$18,538
Interest expense	897	—	—	897
Net interest income	17,634	—	7	17,641
Provision for loan losses	(1,744)	—	—	(1,744)
Net interest income after provision for loan losses	19,378	—	7	19,385
Other non-interest income	2,442	2,628	249	5,319
Other non-interest expenses	12,226	1,650	466	14,342
Income (loss) before income tax expense (benefit)	9,594	978	(210)	10,362
Income tax expense (benefit)	2,167	229	(58)	2,338
Segment net income (loss)	$7,427	$749	$(152)	$8,024

	Three months ended June 30, 2021
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,936	$—	$9	$16,945
Interest expense	866	—	—	866
Net interest income	16,070	—	9	16,079
Provision for loan losses	(150)	—	—	(150)
Net interest income after provision for loan losses	16,220	—	9	16,229
Other non-interest income	3,459	2,803	230	6,492
Legal accruals and settlements	—	—	(269)	(269)
Other non-interest expenses	11,844	1,619	657	14,120
Income (loss) before income tax expense (benefit)	7,835	1,184	(149)	8,870
Income tax expense (benefit)	1,802	316	(43)	2,075
Segment net income (loss)	$6,033	$868	$(106)	$6,795

	Six Months Ended June 30, 2022
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$35,982	$—	$14	$35,996
Interest expense	1,678	—	—	1,678
Net interest income	34,304	—	14	34,318
Provision for loan losses	(2,889)	—	—	(2,889)
Net interest income after provision for loan losses	37,193	—	14	37,207
Other non-interest income	5,135	5,385	462	10,982
Other non-interest expenses	24,757	3,465	788	29,010
Income (loss) before income tax expense (benefit)	17,571	1,920	(312)	19,179
Income tax expense (benefit)	3,933	438	(83)	4,288
Segment net income (loss)	$13,638	$1,482	$(229)	$14,891

Segment assets	$2,441,375	$2,723	$5,813	$2,449,911

	Six Months Ended June 30, 2021
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$33,671	$—	$14	$33,685
Interest expense	1,820	—	—	1,820
Net interest income	31,851	—	14	31,865
Provision for loan losses	(409)	—	—	(409)
Net interest income after provision for loan losses	32,260	—	14	32,274
Other non-interest income	6,150	5,481	482	12,113
Other non-interest expenses	23,277	3,270	657	27,204
Income (loss) before income tax expense (benefit)	15,133	2,211	(161)	17,183
Income tax expense (benefit)	3,331	579	(52)	3,858
Segment net income (loss)	$11,802	$1,632	$(109)	$13,325

Segment assets	$2,369,856	$3,201	$7,655	$2,380,712

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

During the six months ended June 30, 2022 and 2021, 12,560 and 13,151 shares, respectively, were re-issued from treasury to fund stock compensation. The expense related to the grants made in the first quarter of 2022 is recognized over a one year vesting period. Expense related to this compensation of $0.2 million was recognized during each of the three month periods ended June 30, 2022 and 2021, respectively. Expense related to this compensation of $0.6 million and $0.5 million was recognized during the six month periods ended June 30, 2022 and 2021, respectively. No shares were granted during the three month periods ended June 30, 2022 and 2021.

A summary of restricted stock activity for the three and six months ended June 30, 2022 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at April 1, 2022	48,288	$43.68
Granted	—
Vested	—
Forfeited or cancelled	(681)	$40.55
Nonvested at June 30, 2022	47,607	$43.72

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2022	37,837	$42.99
Granted	12,560	$45.55
Vested	(2,109)	$42.51
Forfeited or cancelled	(681)	$40.55
Nonvested at June 30, 2022	47,607	$43.72
As of June 30, 2022, there was $1.6 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.66 years. The total fair value of shares vested was $99 thousand and $156 thousand for the six month periods ended June 30, 2022 and 2021, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 and 2021. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2021 Annual Report on Form 10-K, which was filed with the SEC on March 23, 2022, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors and on pages 20–31 of the Corporation’s 2021 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 64-67 of the Corporation's 2021 Form 10-K, and pages 70-73 in this Form 10-Q.

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

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	Mar. 31	Dec. 31	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2022	2022	2021	2021	2021	2022	2021
RESULTS OF OPERATIONS
Interest income	$18,538	$17,458	$17,690	$17,633	$16,945	$35,996	$33,685
Interest expense	897	781	798	801	866	1,678	1,820
Net interest income	17,641	16,677	16,892	16,832	16,079	34,318	31,865
Provision for loan losses	(1,744)	(1,145)	70	356	(150)	(2,889)	(409)
Net interest income after provision for loan losses	19,385	17,822	16,822	16,476	16,229	37,207	32,274
Non-interest income	5,319	5,663	5,787	5,970	6,492	10,982	12,113
Non-interest expense	14,342	14,668	14,378	14,100	13,851	29,010	27,204
Income before income tax expense	10,362	8,817	8,231	8,346	8,870	19,179	17,183
Income tax expense	2,338	1,950	1,777	1,700	2,075	4,288	3,858
Net income	$8,024	$6,867	$6,454	$6,646	$6,795	$14,891	$13,325

Basic and diluted earnings per share	$1.72	$1.46	$1.38	$1.42	$1.45	$3.18	$2.84
Average basic and diluted shares outstanding (a)	4,690	4,689	4,682	4,678	4,680	4,690	4,686

PERFORMANCE RATIOS - Annualized
Return on average assets	1.32%	1.14%	1.04%	1.09%	1.11%	1.23%	1.12%
Return on average equity	18.06%	13.68%	12.30%	12.68%	13.58%	15.73%	13.41%
Return on average tangible equity (b)	20.58%	15.32%	13.74%	14.16%	15.25%	17.77%	15.07%
Efficiency ratio (unadjusted) (b) (g)	62.47%	65.66%	63.40%	61.84%	61.37%	64.04%	61.86%
Efficiency ratio (adjusted) (b) (c)	62.17%	65.32%	63.11%	61.40%	60.72%	63.72%	61.17%
Non-interest expense to average assets	2.35%	2.43%	2.32%	2.30%	2.27%	2.39%	2.28%
Loans to deposits	74.11%	69.64%	70.44%	69.77%	72.87%	74.11%	72.87%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	3.90%	3.84%	3.90%	3.84%	3.72%	3.87%	3.77%
Yield on investments	1.60%	1.47%	1.35%	1.49%	1.21%	1.53%	1.24%
Yield on interest-earning assets	3.12%	3.00%	2.99%	3.02%	2.90%	3.06%	2.97%
Cost of interest-bearing deposits	0.21%	0.20%	0.21%	0.21%	0.22%	0.21%	0.24%
Cost of borrowings	1.70%	2.65%	2.16%	3.56%	3.64%	1.83%	3.58%
Cost of interest-bearing liabilities	0.24%	0.21%	0.22%	0.22%	0.23%	0.23%	0.25%
Interest rate spread	2.88%	2.79%	2.77%	2.80%	2.67%	2.83%	2.72%
Net interest margin, fully taxable equivalent (b)	2.97%	2.87%	2.85%	2.88%	2.76%	2.92%	2.81%

CAPITAL
Total equity to total assets at end of period	7.13%	7.50%	8.74%	8.53%	8.57%	7.13%	8.57%
Tangible equity to tangible assets at end of period (b)	6.30%	6.67%	7.91%	7.69%	7.72%	6.30%	7.72%

Book value per share	$37.24	$39.56	$45.09	$44.00	$43.57	$37.24	$43.57
Tangible book value per share (b)	32.59	34.91	40.44	39.34	38.90	32.59	38.90
Period-end market value per share	47.00	46.69	46.45	45.30	44.31	47.00	44.31
Dividends declared per share	0.31	0.31	0.31	0.31	0.31	0.62	0.57

AVERAGE BALANCES
Loans and loans held for sale (d)	$1,587,777	$1,532,445	$1,520,478	$1,519,264	$1,585,902	$1,560,264	$1,571,714
Earning assets	2,395,704	2,371,275	2,364,578	2,327,817	2,352,908	2,383,557	2,302,402
Total assets	2,446,763	2,451,944	2,454,294	2,427,107	2,447,587	2,449,339	2,402,823
Deposits	2,203,231	2,211,442	2,205,632	2,181,517	2,210,413	2,207,314	2,164,445
Total equity	178,207	203,613	208,147	208,023	200,627	190,841	200,332
Tangible equity (b)	156,382	181,778	186,302	186,155	178,681	169,011	178,337

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	Mar. 31	Dec. 31	Sept. 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
ASSET QUALITY
Net charge-offs	$699	$(48)	$(15)	$92	$83	$651	$(161)
Non-performing loans (e)	7,374	7,703	8,114	8,373	8,583	7,374	8,583
Non-performing assets (f)	7,665	7,956	8,226	8,544	8,707	7,665	8,707
Allowance for loan losses	17,485	19,928	21,025	20,940	20,676	17,485	20,676

Annualized net charge-offs to average loans	0.18%	(0.01)%	(0.01)%	0.02%	0.02%	0.08%	(0.02)%
Non-performing loans to total loans	0.46%	0.49%	0.54%	0.56%	0.55%	0.46%	0.55%
Non-performing assets to total assets	0.31%	0.32%	0.34%	0.35%	0.37%	0.31%	0.37%
Allowance for loan losses to total loans	1.08%	1.27%	1.38%	1.38%	1.33%	1.08%	1.33%
Allowance for loan losses to total loans, net of PPP	1.08%	1.29%	1.43%	1.45%	1.46%	1.08%	1.46%
Allowance for loan losses to non-performing loans	237.12%	258.65%	259.17%	250.08%	240.89%	237.12%	240.89%

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

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2022 and 2021. For a discussion of the Critical Accounting Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 42 of this Form 10-Q and pages 42-43 of the Corporation’s 2021 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net interest income	$17,641	$16,079	$1,562	9.7%	$34,318	$31,865	$2,453	7.7%
Non-interest income	5,319	6,492	(1,173)	(18.1)%	10,982	12,113	(1,131)	(9.3)%
Non-interest expense	14,342	13,851	491	3.5%	29,010	27,204	1,806	6.6%
Pre-provision income	8,618	8,720	(102)	(1.2)%	16,290	16,774	(484)	(2.9)%
Provision for loan losses	(1,744)	(150)	(1,594)	1,062.7%	(2,889)	(409)	(2,480)	606.4%
Income tax expense	2,338	2,075	263	12.7%	4,288	3,858	430	11.1%
Net income	$8,024	$6,795	$1,229	18.1%	$14,891	$13,325	$1,566	11.8%

Basic and diluted earnings per share	$1.72	$1.45	$0.27	18.6%	$3.18	$2.84	$0.34	12.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selected financial ratios:
Return on average assets	1.32%	1.11%	1.23%	1.12%
Return on average equity	18.06%	13.58%	15.73%	13.41%
Net interest margin, fully taxable equivalent (a)	2.97%	2.76%	2.92%	2.81%
Efficiency ratio (adjusted) (a) (b)	62.17%	60.72%	63.72%	61.17%
Non-interest expenses to average assets	2.35%	2.27%	2.39%	2.28%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the second quarter of 2022 was $8.0 million, or $1.72 per share, compared to $6.8 million, or $1.45 per share, for the same period in the prior year. Return on average equity for the current quarter was 18.06%, compared to 13.58% for the same period in the prior year. The increase in net income was due primarily to an increase in net interest income, and a decrease in the provision for loan losses, partially offset by increases in income tax expense and non-interest expense, and a decrease in non-interest income.

Net income for the six months ended June 30, 2022 was $14.9 million, or $3.18 per share, compared to $13.3 million, or $2.84 per share, for the same period in the prior year. Return on average equity for the six months ended June 30, 2022 was 15.73%, compared to 13.41% for the same period in the prior year. The increase in net income was attributable to an increase in net interest income and a decrease in the provision for loan losses, partially offset by increases in income tax expense and non-interest expense, and a decrease in non-interest income.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2022	2021	Change	Percentage Change
Interest and dividend income	$18,538	$16,945	$1,593	9.4%
Interest expense	897	866	31	3.6%
Net interest income	$17,641	$16,079	$1,562	9.7%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended June 30, 2022 increased $1.6 million, or 9.7%, to $17.6 million compared to the same period in the prior year, due primarily to increases of $0.9 million in interest and dividend income on taxable securities, and $0.7 million in interest income on loans, including fees, and a decrease of $0.1 million in interest expense on deposits, offset by an increase of $0.1 million in interest expense on borrowed funds.

The increase in interest and dividend income on taxable securities was due primarily to an increase in average invested balances of $122.0 million, and increase in the average yield on the portfolio of 29 basis points due to an increase in average interest rates. Average invested balances on taxable securities increased primarily due to purchases of higher yield securities exceeding repayments. The increase in interest income on loans, including fees was due primarily to an increase in average balances on mortgage loans of $23.6 million and an increase in the commercial loan portfolio average yield of 30 basis points due to an increase in average interest rates. The decrease in interest expense on deposits was due primarily to a decrease in the average balances on time deposits of $30.0 million, offset by a $0.1 million increase in interest expense on borrowed funds due primarily to a $26.8 million increase in average balances of overnight advances when compared to the same period in the prior year to fund loan growth. The increase in interest expense on borrowed funds was due primarily to a $26.8 million increase in average balances of overnight advances to fund loans. Interest income on interest-earning deposits decreased primarily due to a decrease of $81.7 million in the average balances of interest-earning deposits in the second quarter of 2022 when compared to the same period in the prior year, as excess cash was used to fund loan growth.

Fully taxable equivalent net interest margin was 2.97% in the second quarter of 2022, compared to 2.76% for the same period in the prior year. Average interest-earning assets increased $42.8 million for the three months ended June 30, 2022 compared to the same period in the prior year. The average yield on interest-earning assets increased 22 basis points, and the average cost of interest-bearing liabilities increased one basis point in the second quarter of 2022, compared to the same period in the prior year.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	Percentage Change
Interest and dividend income	$35,996	$33,685	$2,311	6.9%
Interest expense	1,678	1,820	(142)	(7.8)%
Net interest income	$34,318	$31,865	$2,453	7.7%

Net interest income for the six months ended June 30, 2022 totaled $34.3 million compared to $31.9 million for the same period in the prior year, an increase of $2.5 million, or 7.7% due primarily to an increase of $2.3 million in interest and dividend income and a decrease of $0.1 million in interest expense.

The increase in interest and dividend income for the first six months of 2022 was primarily attributed to increases of $1.8 million in interest and dividend income on taxable securities, and $0.6 million in interest income on loans, including fees.

The increase in interest income on taxable securities was mostly attributable to a $170.9 million increase in average balances of taxable securities and an 18 basis points increase in average yield, primarily attributable to purchases of new securities at higher rates and the recognition of a prepayment penalty on a mortgage-backed security investment, when compared to the same period in the prior year. The increase in interest income on loans, including fees, was mostly attributable to an increase in average balances on mortgage loans of $21.7 million and an increase in the commercial loan portfolio average yield of 22 basis points due to an increase in average interest rates. Average loan balances decreased $11.5 million for the current period when compared to the same period in the prior year, and the recognition of PPP fees decreased $0.3 million for the current period when compared to the same period in the prior year. The decrease in interest expense was primarily attributed to a $0.2 million decrease in interest expense on deposits due primarily to a decrease in the average balances on time deposits of $41.1 million, offset by a $0.1 million increase in interest expense on borrowed funds due primarily to a $14.2 million increase in average balances of overnight advances when compared to the same period in the prior year to fund loan growth.

The average yield on interest-earning assets increased nine basis points, and the average cost of interest-bearing liabilities decreased two basis points for the six months ended June 30, 2022, as compared to the same period in the prior year. Average interest-earning assets increased $81.2 million compared to the same period in the prior year. Fully taxable equivalent net interest margin was 2.92% for the six months ended June 30, 2022 compared to 2.81% for the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and six months ended June 30, 2022 and 2021. For the purpose of the tables below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments. Loan fee income of $0.6 million and $0.9 million for the three month periods ended June 30, 2022 and 2021, respectively, related to the Paycheck Protection Program. Loan fee income of $1.6 million and $1.9 million for the six month periods ended June 30, 2022 and 2021, respectively, related to the Paycheck Protection Program.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,111,854	$11,244	4.06%	$1,132,348	$10,613	3.76%
Mortgage loans	270,112	2,256	3.35%	246,470	2,160	3.52%
Consumer loans	205,811	1,927	3.76%	207,084	1,948	3.77%
Taxable securities	751,784	2,866	1.53%	629,789	1,953	1.24%
Tax-exempt securities	42,222	330	3.13%	41,571	327	3.16%
Interest-earning deposits	13,921	18	0.52%	95,646	36	0.15%
Total interest-earning assets	2,395,704	18,641	3.12%	2,352,908	17,037	2.90%

Non-earning assets:
Cash and due from banks	23,702			25,317
Other assets	47,471			90,444
Allowance for loan losses	(20,114)			(21,082)
Total assets	$2,446,763			$2,447,587

Interest-bearing liabilities:
Interest-bearing demand deposits	$273,723	$51	0.07%	$282,420	$55	0.08%
Savings and insured money market deposits	962,502	242	0.10%	958,629	233	0.10%
Time deposits	243,157	476	0.79%	273,131	544	0.80%
Capital leases and other debt	30,264	128	1.70%	3,746	34	3.64%
Total interest-bearing liabilities	1,509,646	897	0.24%	1,517,926	866	0.23%

Non-interest-bearing liabilities:
Demand deposits	723,849			696,233
Other liabilities	35,061			32,801
Total liabilities	2,268,556			2,246,960
Shareholders' equity	178,207			200,627
Total liabilities and shareholders’ equity	$2,446,763			$2,447,587
Fully taxable equivalent net interest income		17,744			16,171
Net interest rate spread (1)			2.88%			2.67%
Net interest margin, fully taxable equivalent (2)			2.97%			2.76%
Taxable equivalent adjustment		(103)			(92)
Net interest income		$17,641			$16,079

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$1,092,240	$21,791	4.02%	$1,118,307	$21,085	3.80%
Mortgage loans	266,105	4,409	3.34%	244,414	4,256	3.51%
Consumer loans	201,919	3,743	3.74%	208,993	4,026	3.88%
Taxable securities	755,127	5,556	1.48%	584,180	3,757	1.30%
Tax-exempt securities	42,328	663	3.16%	41,272	649	3.17%
Interest-earning deposits	25,838	36	0.28%	105,236	96	0.18%
Total interest-earning assets	2,383,557	36,198	3.06%	2,302,402	33,869	2.97%

Non-earning assets:
Cash and due from banks	24,220			26,469
Other assets	62,230			95,139
Allowance for loan losses	(20,668)			(21,187)
Total assets	$2,449,339			$2,402,823

Interest-bearing liabilities:
Interest-bearing demand deposits	$283,521	$107	0.08%	$288,426	$122	0.09%
Savings and insured money market deposits	958,919	454	0.10%	920,076	508	0.11%
Time deposits	242,334	956	0.80%	283,442	1,123	0.80%
Capital leases and other debt	17,722	161	1.83%	3,777	67	3.58%
Total interest-bearing liabilities	1,502,496	1,678	0.23%	1,495,721	1,820	0.25%

Non-interest-bearing liabilities:
Demand deposits	722,540			672,501
Other liabilities	33,462			34,269
Total liabilities	2,258,498			2,202,491
Shareholders' equity	190,841			200,332
Total liabilities and shareholders’ equity	$2,449,339			$2,402,823
Fully taxable equivalent net interest income		34,520			32,049
Net interest rate spread (1)			2.83%			2.72%
Net interest margin, fully taxable equivalent (2)			2.92%			2.81%
Taxable equivalent adjustment		(202)			(184)
Net interest income		$34,318			$31,865

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and six months ended June 30, 2022 and 2021. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30, 2022 vs. 2021
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$631	$(195)	$826
Mortgage loans	96	203	(107)
Consumer loans	(21)	(15)	(6)
Taxable investment securities	913	414	499
Tax-exempt investment securities	3	6	(3)
Interest-earning deposits	(18)	(50)	32
Total interest and dividend income, fully taxable equivalent	1,604	363	1,241

Interest expense on:
Interest-bearing demand deposits	(4)	(1)	(3)
Savings and insured money market deposits	9	9	—
Time deposits	(68)	(61)	(7)
Capital leases and other debt	94	121	(27)
Total interest expense	31	68	(37)
Net interest income, fully taxable equivalent	$1,573	$295	$1,278

	Six Months Ended June 30, 2022 vs. 2021
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$706	$(498)	$1,204
Mortgage loans	153	366	(213)
Consumer loans	(283)	(137)	(146)
Taxable investment securities	1,799	1,221	578
Tax-exempt investment securities	14	16	(2)
Interest-earning deposits	(60)	(95)	35
Total interest and dividend income, fully taxable equivalent	2,329	873	1,456

Interest expense on:
Interest-bearing demand deposits	(15)	(2)	(13)
Savings and insured money market deposits	(54)	12	(66)
Time deposits	(167)	(167)	—
Long-term advances and other debt	94	141	(47)
Total interest expense	(142)	(16)	(126)
Net interest income, fully taxable equivalent	$2,471	$889	$1,582

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

Based upon management review of these factors, the Corporation released $1.2 million of the pandemic related portion of the allowance during the first quarter of 2022. To date the Corporation has released $3.1 million and utilized $0.5 million of the pandemic related provision, and $1.2 million remains as part of the allowance as of June 30, 2022.

The provision for loan losses decreased $1.6 million when compared to the same period in the prior year, to a credit of $1.7 million for the three months ended June 30, 2022. The decrease in the provision for loan losses was primarily due to the $1.5 million release of a specific reserve related to the settlement of a large commercial real estate credit and the positive impacts of $0.8 million related to upgrades of two commercial credits, and a $1.0 million decrease in the historical loss factor due to the roll-off of a commercial real estate owner occupied property previously charged off in the second quarter of 2020. These decreases in the provision were offset by additional provision related to increased loan growth. Net charge-offs for the second quarter of 2022 were $0.7 million, compared to net charge-offs of $0.1 million for the second quarter of 2021.

The provision for loan losses for the six months ended June 30, 2022 and 2021 was a credit of $2.9 million and $0.4 million, respectively. The $2.5 million decrease in the provision for loan losses when compared to the same period in the prior year was primarily due to the $1.2 million release of COVID-19 related portion of the allowance in the first quarter of 2022, the $1.5 million release of a specific reserve related to the settlement of a large commercial real estate credit, positive impacts of $0.8 million related to upgrades of two large commercial credits, and a $1.0 million decrease in the historical loss factor due to the roll-off of a commercial real estate owner occupied property previously charged off in the second quarter of 2020. These decreases in the provision were offset by $1.4 million of additional provision related to increased loan growth.

Net charge-offs for the six months ended June 30, 2022 were $0.7 million, compared to a net recovery of $0.2 million for the same period in 2021. The $0.7 million net charge-off for the six months ended June 30, 2022, was mostly attributed to the settlement of a large commercial real estate credit. The $0.2 million net recovery for the six month period ended June 30, 2021 was mostly attributed to the recovery of a partial charge-off of a commercial loan in the second quarter of 2020.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2022	2021	Change	Percentage Change
WMG fee income	$2,628	$2,803	$(175)	(6.2)%
Service charges on deposit accounts	936	732	204	27.9%
Interchange revenue from debit card transactions	1,206	1,262	(56)	(4.4)%
Changes in fair value of equity investments	(242)	102	(344)	(337.3)%
Net gains on sales of loans held for sale	25	342	(317)	(92.7)%
Net gains (losses) on sales of other real estate owned	46	—	46	N/M
Income from bank owned life insurance	11	12	(1)	(8.3)%
CFS fee and commission income	271	236	35	14.8%
Other	438	1,003	(565)	(56.3)%
Total non-interest income	$5,319	$6,492	$(1,173)	(18.1)%

Total non-interest income for the second quarter of 2022 decreased $1.2 million compared to the same period in the prior year primarily due to decreases in other non-interest income, changes in fair value of equity investments, net gains on sales of loans held for sale and WMG fee income, offset by an increase in service charges on deposit accounts.

Change in Other Non-Interest Income
The decrease in other non-interest income was primarily due to a $0.5 million one-time refund of real estate and sales tax in the same period of the prior year, and the timing of the receipt of Mastercard incentives when compared to the same period in the prior year.

Change in Changes in Fair value of Equity Investments
The decrease in changes in fair value of equity investments was primarily due to a general decrease in the equity markets related to the Corporation's deferred compensation plan when compared to the same period in the prior year.

Change in Net Gains on Sales of Loans Held for Sale
The decrease in net gains on sales of loans held for sale was primarily attributable to a decrease in residential mortgage loans sold in the secondary market when compared to the same period in the prior year.

Change in WMG Fee Income
The decrease in WMG fee income was primarily due to a general decrease in the equity markets when compared to the same period in the prior year.

Change in Service Charges on Deposit Accounts
The increase in service charges on deposit accounts was primarily due to an increase in non-sufficient fund and overdraft fees when compared to the same period in the prior year.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	Percentage Change
WMG fee income	$5,385	$5,481	$(96)	(1.8)%
Service charges on deposit accounts	1,800	1,449	351	24.2%
Interchange revenue from debit card transactions	2,336	2,385	(49)	(2.1)%
Changes in fair value of equity investments	(355)	188	(543)	(288.8)%
Net gains on sales of loans held for sale	99	642	(543)	(84.6)%
Net gains (losses) on sales of other real estate owned	46	(18)	64	355.6%
Income from bank owned life insurance	22	27	(5)	(18.5)%
CFS fee and commission income	524	450	74	16.4%
Other	1,125	1,509	(384)	(25.4)%
Total non-interest income	$10,982	$12,113	$(1,131)	(9.3)%

Total non-interest income for the six months ended June 30, 2022 decreased $1.1 million compared to the same period in the prior year. The decrease was primarily due to decreases in changes in fair value of equity investments, net gains on sales of loans held for sale, other non-interest income and WMG fee income, offset by an increase in service charges on deposit accounts.

Change in Fair Value of Equity Investments
The decrease in changes in fair value of equity investments was primarily due to a general decrease in the equity markets related to the Corporation's deferred compensation plan when compared to the prior year period.

Change in Net Gains on Sales of Loans Held for Sale
The decrease in net gains on sales of loans held for sale was primarily attributable to a decrease in residential mortgage loans sold in the secondary market when compared to the same period in the prior year.

Change in Other Non-Interest Income
The decrease in other non-interest income was due primarily to the receipt of $0.5 million in real estate and sale tax refunds received in the same period of the prior year.

Change in WMG Fee Income
The decrease in WMG fee income was primarily due to a general decrease in the equity markets when compared to the same period in the prior year.

Change in Service Charges on Deposit Accounts
The increase in service charges on deposit accounts was primarily due to an increase in non-sufficient fund and overdraft fees when compared to the same period in the prior year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2022	2021	Change	Percentage Change
Compensation expense:
Salaries and wages	$6,056	$6,037	$19	0.3%
Pension and other employee benefits	1,937	1,480	457	30.9%
Other components of net periodic pension and postretirement benefits	(403)	(391)	(12)	3.1%
Total compensation expense	7,590	7,126	464	6.5%

Non-compensation expense:
Net occupancy	1,369	1,491	(122)	(8.2)%
Furniture and equipment	410	410	—	—%
Data processing	2,468	2,048	420	20.5%
Professional services	664	535	129	24.1%
Amortization of intangible assets	4	89	(85)	(95.5)%
Marketing and advertising	184	284	(100)	(35.2)%
Other real estate owned expenses	8	5	3	60.0%
FDIC insurance	284	329	(45)	(13.7)%
Loan expenses	176	290	(114)	(39.3)%
Other	1,185	1,244	(59)	(4.7)%
Total non-compensation expense	6,752	6,725	27	0.4%
Total non-interest expense	$14,342	$13,851	$491	3.5%

Total non-interest expense for the second quarter of 2022 increased $0.5 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For the three months ended June 30, 2022, non-interest expense to average assets was 2.35%, compared to 2.27% for the same period in the prior year.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be primarily attributed to an increase in pension and other employee benefits due to an increase in employee healthcare expenses.

Non-compensation expense
Non-compensation expense increased slightly, compared to the same period in the prior year. Increases in data processing expense and professional services were offset by decreases in net occupancy expense and marketing and advertising expense. The increase in data processing expense can be primarily attributed to expenses related to the Corporation's new Tap-to-Pay debit cards supporting contactless transactions, and the timing of invoices. The increase in professional services can mostly be attributed to an increase in legal fees compared to the same period in the prior year. Net occupancy expense decreased primarily due to decreases in depreciation expense related to the sale of properties, when compared to the same period in the prior year. Marketing and advertising expenses decreased primarily due to the timing of initiatives.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	Percentage Change
Compensation expense:
Salaries and wages	$12,279	$11,799	$480	4.1%
Pension and other employee benefits	3,655	2,939	716	24.4%
Other components of net periodic pension and postretirement benefits	(811)	(782)	(29)	3.7%
Total compensation expense	15,123	13,956	1,167	8.4%

Non-compensation expense:
Net occupancy	2,796	3,014	(218)	(7.2)%
Furniture and equipment	847	776	71	9.1%
Data processing	4,655	4,051	604	14.9%
Professional services	1,185	989	196	19.8%
Amortization of intangible assets	15	190	(175)	(92.1)%
Marketing and advertising	460	410	50	12.2%
Other real estate owned expenses	(29)	17	(46)	(270.6)%
FDIC insurance	598	719	(121)	(16.8)%
Loan expenses	391	524	(133)	(25.4)%
Other	2,969	2,558	411	16.1%
Total non-compensation expense	13,887	13,248	639	4.8%
Total non-interest expense	$29,010	$27,204	$1,806	6.6%

Total non-interest expense for the six months ended June 30, 2022 increased $1.8 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For the six months ended June 30, 2022, non-interest expense to average assets was 2.39%, compared to 2.28% for the same period in the prior year.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be mostly attributable to increases in salaries and wages and pension and other employee benefits. The increase in salaries and wages was primarily due to merit increases, increases in salary costs to fill open positions due to competitive market conditions, and a decrease in deferred salaries related to PPP, offset by a decline in the market value of the Corporation's deferred compensation plan, when compared to the same period in the prior year. The increase in pension and other employee benefits was primarily due to an increase in healthcare expenses when compared to the same period in the prior year.

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to increases in data processing expense, other non-interest expense, and professional services, offset primarily by decreases in net occupancy expense, amortization of intangible assets, and FDIC insurance.

The increase in data processing expense was primarily due to investment in the Corporation's new Tap-to-Pay debit cards supporting contactless transactions, increased software maintenance expenses, and a credit received in the same period of the prior year. The increase in other non-interest expense can mostly be attributed to $0.1 million of additional restitution regarding previously disclosed consumer compliance matters, and a $0.2 million related reserve which was initially released in the second quarter of 2021. The increase in professional services can mostly be attributed to an increase in legal fees compared to the same period in the prior year. Net occupancy expenses decreased primarily due to decreases in depreciation expense related to the sale of properties, when compared to the same period in the prior year. Amortization of intangible assets decreased primarily due to intangible assets reaching fully depreciated value. FDIC insurance decreased primarily due to a decrease in the assessment rate when compared to the same period in the prior year.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2022	2021	Change	Percentage Change
Income before income tax expense	$10,362	$8,870	$1,492	16.8%
Income tax expense	2,338	2,075	263	12.7%
Effective tax rate	22.6%	23.4%

Income tax expense for the current quarter was $2.3 million compared to $2.1 million for the same period in the prior year. The increase in income tax expense was due primarily to an increase of $1.5 million in income before income tax expense. The effective income tax rate decreased from 23.4% for the second quarter of 2021 to 22.6% for the second quarter of 2022.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	Percentage Change
Income before income tax expense	$19,179	$17,183	$1,996	11.6%
Income tax expense	4,288	3,858	430	11.1%
Effective tax rate	22.4%	22.5%

Income tax expense for the six months ended June 30, 2022 and 2021 were $4.3 million and $3.9 million, respectively. The increase in income tax expense was due primarily to an increase of $2.0 million in income before income tax expense. The effective income tax rate decreased from 22.5% for the six months ended June 30, 2021 to 22.4% for the six months ended June 30, 2022.

COVID-19

The Effect of COVID-19 on Our Business
The Corporation continued to monitor the COVID-19 pandemic while following guidance from the Centers for Disease Control (CDC), the New York Department of Health and our local governments, remained flexible with its COVID-19 response, and adapted as necessary throughout our footprint. This flexibility allowed us to ensure a healthy and safe work environment for our colleagues, clients and the communities we assist. As of the date of this filing, all of our 31 branches are open with normal business hours. Management did not experience any negative effects on our ability to maintain operations and financial reporting systems, and has not identified any impact on business continuity plans. As of June 30, 2022, no loan forbearances remain as part of the loan portfolio.

Paycheck Protection Program Initiative
As part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), Congress established the Paycheck Protection Program (PPP) under the direction of the United States Small Business Administration (SBA). As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. The PPP ended new loans in May, 2021. PPP loans have an interest rate of 1.0% and two-year or five-year loan terms to maturity. As of June 30, 2022, 86 loans, totaling $3.0 million were outstanding related to PPP, a portion of which may not be forgiven, and 2,051 loans, totaling $268.3 million were paid off.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	June 30, 2022	December 31, 2021	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$29,768	$26,981	$2,787	10.3%
Total investment securities, FHLB, and FRB stock	704,585	802,998	(98,413)	(12.3)%

Loans, net of deferred loan fees	1,617,562	1,518,249	99,313	6.5%
Allowance for loan losses	(17,485)	(21,025)	3,540	(16.8)%
Loans, net	1,600,077	1,497,224	102,853	6.9%

Goodwill and other intangible assets, net	21,824	21,839	(15)	(0.1)%
Other assets	93,657	69,433	24,224	34.9%
Total assets	$2,449,911	$2,418,475	$31,436	1.3%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,182,791	$2,155,433	$27,358	1.3%
Advances and other debt	49,331	18,164	31,167	171.6%
Other liabilities	43,099	33,423	9,676	29.0%
Total liabilities	2,275,221	2,207,020	68,201	3.1%

Total shareholders’ equity	174,690	211,455	(36,765)	(17.4)%
Total liabilities and shareholders’ equity	$2,449,911	$2,418,475	$31,436	1.3%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in securities, loans, deposits and borrowings.

Investment securities
The decrease in investment securities can be mostly attributed to $65.7 million in paydowns and a decrease in the fair value of the portfolio of $66.5 million, due to increases in interest rates, offset by purchases in the amount of $36.0 million.

Loans, net
The increase in loans, net of deferred loan fees, can be primarily attributed to growth of $63.6 million in commercial mortgages, $1.3 million in commercial and industrial loans, $17.5 million in residential mortgages, $13.8 million in indirect consumer loans and $3.2 million in other consumer loans. Paydowns due to SBA forgiveness of PPP loans decreased the total loan portfolio by $40.2 million during the six months ended June 30, 2022.

Allowance for Loan Losses
The decrease in the allowance for loan losses can be primarily attributed to the $1.2 million release of the COVID-19 related portion of the allowance in the first quarter of 2022, the $1.5 million release of a specific reserve related to the settlement of a large commercial real estate credit, positive impacts of $0.8 million related to upgrades of two large commercial credits, and a $1.0 million decrease in the historical loss factor due to the roll-off of a commercial real estate owner occupied property previously charged off in the second quarter of 2020. These decreases were offset by $1.4 million of additional provision related to increased loan growth.

Other Assets
The increase in other assets can be primarily attributed to increases of $16.8 million in the deferred tax asset and $8.4 million in the interest rate swap asset.

Deposits
The increase in deposits can be attributed to increases of $39.8 million in time deposits, $47.5 million in brokered deposits, and $5.4 million in savings deposits, partially offset by decreases of $34.6 million in non-interest-bearing demand deposits, $17.2 million in interest-bearing demand deposit accounts, and $13.5 million in money market accounts.

Advances and Other Debt
The increase in advances and other debt can be primarily attributed to increases in overnight FHLBNY borrowing.

Other liabilities
The increase in other liabilities can be primarily attributed to an increase of $8.2 million in interest rate swap liabilities.

Shareholders’ equity
Shareholders’ equity was $174.7 million at June 30, 2022 compared to $211.5 million at December 31, 2021. The decrease can be primarily attributed to an increase in accumulated other comprehensive loss of $48.8 million and $2.9 million in dividends declared during the six months ended June 30, 2022, offset by earnings of $14.9 million, during the six months ended June 30, 2022. The increase in accumulated other comprehensive loss can be primarily attributed to a decrease in the fair market value of the available for sale securities portfolio due to the increase in interest rates. Treasury stock increased $0.2 million, primarily due to the repurchase of the Corporation's common stock, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The Corporation repurchased 14,263 shares during the first quarter of 2022 at a cost of $0.6 million, at an average cost of $45.00 per share. No shares were repurchased during the second quarter of 2022. As of June 30, 2022, a total of 49,184 shares have been repurchased at an average cost of $40.42 per share, pursuant to the Corporation's stock repurchase plan.

Assets under management or administration
The market value of total assets under management or administration in WMG was $1.992 billion at June 30, 2022, including $318.4 million of assets held under management or administration for the Corporation, compared to $2.325 billion at December 31, 2021, including $344.2 million of assets held under management or administration for the Corporation, a decrease of $332.6 million, or 14.31%, due to price declines in the capital markets.

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

The available for sale segment of the securities portfolio totaled $693.0 million at June 30, 2022, a decrease of $99.0 million, or 12.5%, from $792.0 million at December 31, 2021. The decrease can be mostly attributed to $53.4 million in paydowns, and a decrease in the fair value of the portfolio of $66.2 million due to increases in interest rates, offset by purchases of $22.7 million. New purchases during the six months ended June 30, 2022 were primarily in mortgage-backed securities, SBA loan pools, and corporate subordinated debt issues. There were no puchases in the second quarter of 2022. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit. These securities totaled $2.9 million at June 30, 2022 and $3.8 million at December 31, 2021.

Non-marketable equity securities at June 30, 2022 and December 31, 2021 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million and $4.1 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans. Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2021 to June 30, 2022 (in thousands):

LOAN COMPOSITION
	June 30, 2022	% of Total Loans	December 31, 2021	% of Total Loans	Dollar Change	Percentage Change
Commercial and agricultural:
Commercial and industrial	$258,474	16.0%	$256,893	16.9%	$1,581	0.6%
Agricultural	89	—%	394	—%	(305)	(77.4)%
Commercial mortgages:
Construction	94,937	5.9%	82,204	5.4%	12,733	15.5%
Commercial mortgages	771,201	47.7%	720,358	47.5%	50,843	7.1%
Residential mortgages	276,847	17.1%	259,334	17.1%	17,513	6.8%
Consumer loans:
Home equity lines and loans	73,770	4.6%	70,670	4.7%	3,100	4.4%
Indirect consumer loans	132,330	8.2%	118,569	7.8%	13,761	11.6%
Direct consumer loans	9,914	0.5%	9,827	0.6%	87	0.9%
Total	$1,617,562	100.0%	$1,518,249	100.0%	$99,313	6.5%

Portfolio loans totaled $1.618 billion at June 30, 2022, an increase of $99.3 million, or 6.5%, from $1.518 billion at December 31, 2021. The increase in loans can be attributed to increases in all portfolios of, $63.6 million in commercial mortgage loans, $17.5 million in residential mortgages, $13.8 million in indirect consumer loans, $3.2 million in other consumer loans, and $1.3 million in commercial and industrial loans.

The increase in commercial mortgages can be primarily attributed to new originations in the multi-family portfolio. Paydowns due to SBA forgiveness of PPP loans decreased the total loan portfolio by $40.2 million as of June 30, 2022, as compared to December 31, 2021. Residential mortgage loans totaled $276.8 million at June 30, 2022, an increase of $17.5 million, or 6.8%, from December 31, 2021. During the six months ended June 30, 2022, $43.8 million of residential mortgages were originated, of which $5.5 million were sold in the secondary market to Freddie Mac. Indirect consumer loans totaled $132.3 million at June 30, 2022, an increase of $13.8 million, or 11.6%, from December 31, 2021, primarily due to a switch in the Corporation’s pricing from a dealer reserve pricing model to a flat fee program effective August, 2021, as well as increased demand for automobiles. During the six months ended June 30, 2022, $43.2 million of indirect automobile loans were originated, reflecting new franchise relationships and investments in technology to enhance the program. For the six months ending June 30, 2022, indirect loan originations were comprised of 33% new automobiles and 67% used automobiles, which represents a shift from December 31, 2021 toward an increase in consumer new automobile purchases. The Corporation anticipates that future growth in portfolio loans will continue to be concentrated in commercial mortgages and commercial and industrial loans, particularly within the Corporation's new Western New York market.

The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	June 30, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Chemung Canal Trust Company*^	$665,445	$639,144	$658,468	$576,399	$603,133
Capital Bank Division	952,117	879,105	877,995	732,820	708,773
Total loans	$1,617,562	$1,518,249	$1,536,463	$1,309,219	$1,311,906
* All loans, excluding those originated by the Capital Bank division.

^ Includes $62.4 million and $47.0 million as of June 30, 2022 and December 31, 2021, respectively, in the Western New York market.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Specific industries are identified using NAICS codes. The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At June 30, 2022 and December 31, 2021, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 47.3% and 45.1% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of June 30, 2022 and December 31, 2021.

The table below shows the maturity of loans outstanding as of June 30, 2022. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$71,341	$101,526	$80,471	$5,136	$258,474
Agricultural	20	19	50	—	89
Commercial mortgages:
Construction	5,382	28,666	50,474	10,415	94,937
Commercial mortgages	36,089	171,853	530,301	32,958	771,201
Residential mortgages	6,511	7,973	138,265	124,098	276,847
Consumer loans:
Home equity lines and loans	431	5,022	44,488	23,829	73,770
Indirect consumer loans	2,081	67,968	62,279	2	132,330
Direct consumer loans	341	5,840	1,257	2,476	9,914
Total	$122,196	$388,867	$907,585	$198,914	$1,617,562

Loans maturing with:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Fixed interest rates	$241,087	$449,290	$102,946	$793,323
Variable interest rates	147,780	458,295	95,968	702,043
Total	$388,867	$907,585	$198,914	$1,495,366

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

The following table summarizes the Corporation's non-performing assets (in thousands):

NON-PERFORMING ASSETS
	June 30, 2022	December 31, 2021
Non-accrual loans	$2,831	$3,469
Non-accrual troubled debt restructurings	4,543	4,645
Total non-performing loans	7,374	8,114
Other real estate owned	291	113
Total non-performing assets	$7,665	$8,227

Ratio of non-performing loans to total loans	0.46%	0.54%
Ratio of non-performing assets to total assets	0.31%	0.34%
Ratio of allowance for loan losses to non-performing loans	237.12%	259.17%

Accruing loans past due 90 days or more (1)	$2	$4
Accruing troubled debt restructurings (1)	$1,663	$5,643
(1) Not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $7.4 million, or 0.46% of total loans at June 30, 2022, compared to $8.1 million, or 0.54% of total loans at December 31, 2021. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $7.7 million, or 0.31% of total assets, at June 30, 2022, compared to $8.2 million, or 0.34% of total assets, at December 31, 2021. The decrease in non-performing loans can mostly be attributed to payments received on non-performing loans across all portfolios. The decrease in non-performing assets can be attributed to the decrease in non-performing loans.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more decreased from $4 thousand at December 31, 2021 to $2 thousand at June 30, 2022.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 were considered current for COVID-19 related modifications and therefore were not be treated as TDRs until January 1, 2022. As of June 30, 2022, the Corporation had $4.5 million of non-accrual TDRs compared to $4.6 million as of December 31, 2021. As of June 30, 2022 and December 31, 2021, the Corporation had $1.7 million and $5.6 million respectively, of accruing TDRs.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The recorded investment balance of impaired loans at June 30, 2022 totaled $7.3 million, including TDRs of $6.2 million, compared to $11.6 million, including TDRs of $10.3 million, at December 31, 2021. Included in the recorded investment of impaired loans at June 30, 2022, were loans totaling $1.5 million for which impairment allowances of $1.3 million have been specifically allocated to the allowance for loan losses. As of December 31, 2021, the impaired loan total included $5.2 million of loans for which specific impairment allowances of $3.0 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $17.5 million at June 30, 2022, and $21.0 million at December 31, 2021. The allowance for loan losses was 237.12% of non-performing loans at June 30, 2022 compared to 259.17% at December 31, 2021. The ratio of allowance for loan losses to total loans was 1.08% at June 30, 2022, compared to 1.38% at December 31, 2021. The ratio of the allowance for loan losses to total loans excluding PPP loans was 1.08% at June 30, 2022, compared to 1.43% at December 31, 2021. The Corporation continues to closely monitor the loan portfolio for effects related to the COVID-19 pandemic. Changes in governmental policies and economic pressures during the pandemic placed stress on certain industries while other industries initially anticipated to be highly impacted by the pandemic demonstrated resilience. Based upon management review of these factors the Corporation released $1.2 million of the pandemic related portion of the allowance during the first quarter of 2022. To date the Corporation has released $3.1 million and utilized $0.5 million of the pandemic related provision, and $1.2 million remains as part of the allowance as of June 30, 2022. Net charge-offs for the six months ended June 30, 2022 were $0.7 million, compared to net recoveries for the six months ended June 30, 2021 of $0.2 million.

The table below summarizes the Corporation’s allowance for loan losses and non-accrual loans outstanding by loan category at June 30, 2022 and December 31, 2021 (in thousands):

ALLOWANCE FOR LOAN LOSSES BY LOAN CATEGORY

Balance at June 30, 2022	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	3,564	1.38%	1,748	0.68%	203.89%
Commercial mortgages	10,314	1.19%	3,660	0.42%	281.80%
Residential mortgages	1,714	0.62%	600	0.22%	285.67%
Consumer loans	1,893	0.88%	1,366	0.63%	138.58%
Total	$17,485	1.08%	$7,374	0.46%	237.12%

Balance at December 31, 2021	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	$3,591	1.40%	$1,932	0.75%	185.87%
Commercial mortgages	13,556	1.69%	3,878	0.48%	349.56%
Residential mortgages	1,803	0.70%	1,039	0.40%	173.53%
Consumer loans	2,075	1.04%	1,265	0.64%	164.03%
Total	$21,025	1.38%	$8,114	0.54%	259.17%
[1] Ratio is a percentage of loan category.
The table below summarizes the Corporation’s consolidated credit ratios at June 30, 2022 and December 31, 2021:

Consolidated Ratios	June 30, 2022	December 31, 2021
Non-performing loans to total loans	0.46%	0.54%
Allowance for loan losses to total loans	1.08%	1.38%
Allowance for loan losses to total loans, net of PPP	1.08%	1.43%
Allowance for loan losses to non-performing loans	237.12%	259.17%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the six months ended June 30, 2022 and June 30, 2021:

Credit Ratios	June 30, 2022	June 30, 2021
Commercial and agricultural	—%	(0.07)%
Commercial mortgages	0.08%	—%
Residential mortgages	—%	0.03%
Consumer loans	0.01%	0.01%
Total	0.04%	(0.01)%

The table below summarizes the Corporation’s loan loss experience for the six months ended June 30, 2022 and 2021 (in thousands):

SUMMARY OF LOAN LOSS EXPERIENCE
	Six Months Ended June 30,
	2022	2021
Balance of allowance for loan losses at beginning of period	$21,025	$20,924

Charge-offs:
Commercial and agricultural	20	25
Commercial mortgages	687	—
Residential mortgages	—	71
Consumer loans	322	320
Total charge-offs	1,029	416

Recoveries:
Commercial and agricultural	30	275
Commercial mortgages	2	1
Residential mortgages	—	10
Consumer loans	346	291
Total recoveries	378	577

Net charge-offs (recoveries)	651	(161)
Provision (credit) for loan losses	(2,889)	(409)
Balance of allowance for loan losses at end of period	$17,485	$20,676

Other Real Estate Owned

At June 30, 2022, OREO totaled $0.3 million compared to $0.1 million at December 31, 2021. The increase in other real estate owned was due primarily to the addition of four residential properties in the first six months of 2022.

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2021 to June 30, 2022 (in thousands):

DEPOSITS
	June 30, 2022	December 31, 2021	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$704,996	$739,607	$(34,611)	(4.7)%
Interest-bearing demand deposits	267,554	284,721	(17,167)	(6.0)%
Insured money market accounts	641,008	654,553	(13,545)	(2.1)%
Savings deposits	285,593	280,195	5,398	1.9%
Time deposits	283,640	196,357	87,283	44.5%
Total	$2,182,791	$2,155,433	$27,358	1.3%

Deposits totaled $2.183 billion at June 30, 2022 compared to $2.155 billion at December 31, 2021, an increase of $27.4 million, or 1.3%. The increase was primarily attributable to increases of $87.3 million in time deposits, and $5.4 million in savings deposits, partially offset by decreases of $34.6 million in non-interest-bearing demand deposits, $17.2 million in interest-bearing demand deposits, and $13.5 million in money market accounts. The growth in deposits was due primarily to increases of $16.3 million in public deposits, $47.5 million in one-way brokered deposits, and $11.6 million in consumer deposits, offset by a decrease of $48.0 million in commercial deposits. At June 30, 2022, demand deposit and money market accounts comprised 73.9% of total deposits compared to 77.9% at December 31, 2021.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	June 30, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Chemung Canal Trust Company*	$1,807,019	$1,739,826	$1,686,370	$1,317,225	$1,328,658
Capital Bank Division	375,772	415,607	351,404	254,913	240,579
Total	$2,182,791	$2,155,433	$2,037,774	$1,572,138	$1,569,237
*All deposits, excluding those originated by the Capital Bank division.

In addition to consumer, commercial and public deposits, other sources of funds include reciprocal brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Brokered deposits include funds obtained through brokers. Deposits obtained through the CDARS and ICS programs were $388.7 million as of June 30, 2022, including $47.5 million of one-way brokered deposits, and $288.1 million as of December 31, 2021, which included no brokered deposits. The increase in CDARS and ICS deposits was due to the seasonal inflow of municipal client balances.

The Corporation’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquire deposits by entering new markets through branch acquisitions or de novo branching, (ii) an annual checking account marketing campaign, (iii) training branch employees to identify and meet client financial needs with Bank products and services, (iv) link business and consumer loans to the customer's primary checking account at the Bank, (v) aggressively promote direct deposit of client’s payroll checks or benefit checks and (vi) constantly monitor the Corporation’s pricing strategies to ensure competitive products and services. The Corporation also considers brokered deposits to be an element of its deposit strategy and uses brokered deposits as a secondary source of funding to support growth.

Borrowings

Borrowings increased $31.2 million to $49.3 million at June 30, 2022 from December 31, 2021, primarily attributable to an increase in FHLBNY overnight advances when compared to December 31, 2021. There were no outstanding FHLBNY term advances as of and for the year ended June 30, 2022, and December 31, 2021, respectively.

Shareholders’ Equity

Total shareholders' equity decreased $36.8 million from $211.5 million at December 31, 2021 to $174.7 million at June 30, 2022, primarily due to an increase in accumulated other comprehensive loss, offset by an increase in retained earnings. The increase in accumulated other comprehensive loss of $48.8 million can be mostly attributed to the decrease in the fair market value of the available for sale securities portfolio. The increase in retained earnings of $12.0 million was due primarily to earnings of $14.9 million, offset by $2.9 million in dividends declared during the six months ended June 30, 2022. Treasury stock increased $0.2 million, primarily due to the Corporation's common stock repurchase program, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 7.13% at June 30, 2022 compared to 8.74% at December 31, 2021. The tangible equity to tangible assets ratio was 6.30% at June 30, 2022 compared to 7.91% at December 31, 2021. Book value per share decreased to $37.24 at June 30, 2022 from $45.09 at December 31, 2021.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of June 30, 2022, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Corporation repurchased 14,263 shares in the first quarter of 2022 at the weighted average cost of $45.00 per share. No shares were repurchased in the second quarter of 2022. As of June 30, 2022, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares at June 30, 2022.

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

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of deposit clients, borrowers, and the operating, investing and financing activities of the Corporation. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, brokered deposits, securities sold under agreements to repurchase and other borrowings.

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $151.4 million and $161.0 million at June 30, 2022 and December 31, 2021, respectively. The Corporation also had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at June 30, 2022 and December 31, 2021, respectively. The Corporation borrowed $45.9 million and $14.6 million with FHLBNY overnight advances as of June 30, 2022 and December 31, 2021, respectively.

Management believes that the Corporation's liquidity position is strong. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, brokered deposits, FHLB borrowings, securities sold under agreements to repurchase and other borrowings. At June 30, 2022, the Corporation's cash and cash equivalents balance was $29.8 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of June 30, 2022, the Corporation's investment in securities available for sale was $693.0 million, $499.3 million of which was not pledged as collateral. Additionally, the Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $151.4 million as of June 30, 2022.

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

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$17,885	$17,411
Net cash used in investing activities	(70,245)	(166,201)
Net cash provided by financing activities	55,147	97,049
Net increase (decrease) in cash and cash equivalents	$2,787	$(51,741)

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first six months of 2022 and 2021 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first six months of 2022 predominantly resulted from a net increase in loans and purchases of securities available for sale, offset by maturities and principal paydowns on securities available for sale. Cash used in investing activities during the first six months of 2021 predominantly resulted from purchases of securities available for sale, and a net increase in loans, offset by principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first six months of 2022 predominantly resulted from a net increase in deposits, including brokered deposits, and overnight advances. Cash provided by financing activities during the first six months of 2021 predominantly resulted from a net increase in deposits.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of June 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of June 30, 2022, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of June 30, 2022 and December 31, 2021 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of June 30, 2022 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$225,695	13.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$217,544	12.88%	$135,085	8.00%	$177,299	10.50%	$168,856	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$208,210	12.33%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$200,059	11.85%	$101,314	6.00%	$143,528	8.50%	$135,085	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$208,210	12.33%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$200,059	11.85%	$75,985	4.50%	$118,199	7.00%	$109,757	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$208,210	8.38%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$200,059	8.07%	$99,194	4.00%	N/A	N/A	$123,993	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2021 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$215,091	14.21%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$206,988	13.69%	$120,950	8.00%	$158,746	10.50%	$151,187	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$196,147	12.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	12.44%	$90,712	6.00%	$128,509	8.50%	$120,950	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$196,147	12.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	12.44%	$68,034	4.50%	$105,831	7.00%	$98,272	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$196,147	8.06%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	7.74%	$97,151	4.00%	N/A	N/A	$121,439	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At June 30, 2022, the Bank could, without prior approval, declare dividends of approximately $39.1 million.

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

						As of the
	As of the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
Net interest income (GAAP)	$17,641	$16,677	$16,892	$16,832	$16,079	$34,318	$31,865
Fully taxable equivalent adjustment	103	99	105	94	92	202	184
Fully taxable equivalent net interest income (non-GAAP)	$17,744	$16,776	$16,997	$16,926	$16,171	$34,520	$32,049

Average interest-earning assets (GAAP)	$2,395,704	$2,371,275	$2,364,578	$2,327,817	$2,352,908	$2,383,557	$2,302,402

Net interest margin - fully taxable equivalent (non-GAAP)	2.97%	2.87%	2.85%	2.88%	2.76%	2.92%	2.81%

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

						As of the
	As of the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
EFFICIENCY RATIO
Net interest income (GAAP)	$17,641	$16,677	$16,892	$16,832	$16,079	$34,318	$31,865
Fully taxable equivalent adjustment	103	99	105	94	92	202	184
Fully taxable equivalent net interest income (non-GAAP)	$17,744	$16,776	$16,997	$16,926	$16,171	$34,520	$32,049

Non-interest income (GAAP)	$5,319	$5,663	$5,787	$5,970	$6,492	$10,982	$12,113
Less: net (gains) losses on security transactions	—	—	—	—	—	—	—
Adjusted non-interest income (non-GAAP)	$5,319	$5,663	$5,787	$5,970	$6,492	$10,982	$12,113

Non-interest expense (GAAP)	$14,342	$14,668	$14,378	$14,100	$13,851	$29,010	$27,204
Less: amortization of intangible assets	(4)	(11)	(11)	(42)	(89)	(15)	(190)
Adjusted non-interest expense (non-GAAP)	$14,338	$14,657	$14,367	$14,058	$13,762	$28,995	$27,014

Efficiency ratio (unadjusted)	62.47%	65.66%	63.40%	61.84%	61.37%	64.04%	61.86%
Efficiency ratio (adjusted)	62.17%	65.32%	63.11%	61.40%	60.72%	63.72%	61.17%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$174,690	$185,510	$211,455	$206,139	$203,977	$174,690	$203,977
Less: intangible assets	(21,824)	(21,828)	(21,839)	(21,850)	(21,892)	(21,824)	(21,892)
Tangible equity (non-GAAP)	$152,866	$163,682	$189,616	$184,289	$182,085	$152,866	$182,085

Total assets (GAAP)	$2,449,911	$2,474,895	$2,418,475	$2,417,656	$2,380,712	$2,449,911	$2,380,712
Less: intangible assets	(21,824)	(21,828)	(21,839)	(21,850)	(21,892)	(21,824)	(21,892)
Tangible assets (non-GAAP)	$2,428,087	$2,453,067	$2,396,636	$2,395,806	$2,358,820	$2,428,087	$2,358,820

Total equity to total assets at end of period (GAAP)	7.13%	7.49%	8.74%	8.53%	8.57%	7.13%	8.57%
Book value per share (GAAP)	$37.24	$39.56	$45.09	$44.00	$43.57	$37.24	$43.57

Tangible equity to tangible assets at end of period (non-GAAP)	6.30%	6.67%	7.91%	7.69%	7.72%	6.30%	7.72%
Tangible book value per share (non-GAAP)	$32.59	$34.91	$40.44	$39.34	$38.90	$32.59	$38.90

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except ratio data)	2022	2022	2021	2021	2021	2022	2021
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$178,207	$203,613	$208,147	$208,023	$200,627	$190,841	$200,332
Less: average intangible assets	(21,825)	(21,835)	(21,845)	(21,868)	(21,946)	(21,830)	(21,995)
Average tangible equity (non-GAAP)	$156,382	$181,778	$186,302	$186,155	$178,681	$169,011	$178,337

Return on average equity (GAAP)	18.06%	13.68%	12.30%	12.68%	13.58%	15.73%	13.41%
Return on average tangible equity (non-GAAP)	20.58%	15.32%	13.74%	14.16%	15.25%	17.77%	15.07%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
NON-GAAP NET INCOME
Reported net income (GAAP)	$8,024	$6,867	$6,454	$6,646	$6,795	$14,891	$13,325
Net (gains) losses on security transactions (net of tax)	—	—	—	—	—	—	—
Non- GAAP net income	$8,024	$6,867	$6,454	$6,646	$6,795	$14,891	$13,325

Average basic and diluted shares outstanding	4,690	4,689	4,682	4,678	4,680	4,690	4,686

Reported basic and diluted earnings per share (GAAP)	$1.72	$1.46	$1.38	$1.42	$1.45	$3.18	$2.84
Reported return on average assets (GAAP)	1.32%	1.14%	1.04%	1.09%	1.11%	1.23%	1.12%
Reported return on average equity (GAAP)	18.06%	13.68%	12.30%	12.68%	13.58%	15.73%	13.41%

Non-GAAP basic and diluted earnings per share	$1.72	$1.46	$1.38	$1.42	$1.45	$3.18	$2.84
Non-GAAP return on average assets	1.32%	1.14%	1.04%	1.09%	1.11%	1.23%	1.12%
Non-GAAP return on average equity	18.06%	13.68%	12.30%	12.68%	13.58%	15.73%	13.41%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At June 30, 2022, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 6.55% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 5.83%. Both are within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. At June 30, 2022, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 2.44%. An immediate 200-basis point increase in interest rates would negatively impact the market value by 0.55%. Both are within the Corporation's policy guidelines.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2022 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2022. In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of June 30, 2022.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 23, 2022.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2022	—	—	—	200,816
May 1 - May 31, 2022	—	—	—	200,816
June 1 - June 30, 2022	—	—	—	200,816
Quarter ended June 30, 2022	—	$—	—	200,816
(1)On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of June 30, 2022 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

    The following exhibits are either filed with this Form 10-Q or are incorporated herein by reference. The Corporation’s Securities Exchange Act File number is 000-13888.

3.1	Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984 (as incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.2	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988 (as incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.3	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998 (as incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the Commission on March 15, 2006).

3.4	Amended and Restated Bylaws of Chemung Financial Corporation, as amended June 15, 2022 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Commission on June 15, 2022).

31.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATED: August 11, 2022	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: August 11, 2022	By: /s/ Karl F. Krebs
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended June 15, 2022 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Commission on June 15, 2022).

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