Form 10-Q
period 2022-09-30
CHEMUNG FINANCIAL CORP
filed 2022-11-09
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2022

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
Yes: ☐ No: ☒
The number of shares of the registrant's common stock, $.01 par value, outstanding on November 4, 2022 was 4,678,083.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS

To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Abbreviations

ACL	Allowance for Credit Losses
AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank Owned Life Insurance
CAM	Common area maintenance charges
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CECL	Current expected credit loss
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
COVID-19	Coronavirus disease 2019
CRM	Chemung Risk Management, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank of New York
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
IFRS	International Financial Reporting Standards
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment

PCI	Purchased credit impaired
PPP	Paycheck Protection Program
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Tax Act	Tax Cuts and Jobs Act of 2017
TDRs	Troubled debt restructurings
WMG	Wealth Management Group

Terms

Allowance for Credit Losses	Replaces the Allowance for Loan and Lease Losses as the contra asset account used to represent the lifetime amount the Corporation anticipates will be unrecoverable from its assets. The ACL conforms to the CECL requirements as outlined in ASU 2016-13, and is to be implemented by the Corporation on January 1, 2023.
Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel I	A set of international banking regulations, which set out the minimum capital requirements of financial institutions with the goal of minimizing credit risk. The main focus was mainly on credit risk by creating a bank asset classification system.
Basel III
A comprehensive set of reform measures designed to improve the regulation, supervision, and risk management within the banking sector. The reforms require banks to maintain proper leverage ratios and meet certain capital requirements.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany and Saratoga.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.

Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
PCI loans	Represents loans that were acquired in the Fort Orange Financial Corp. transaction and deemed to be credit-impaired on the acquisition date in accordance with the guidance of FASB.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.

RWA	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
TDR	A TDR is deemed to occur when the Corporation modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from financial institutions	$32,262	$17,365
Interest-earning deposits in other financial institutions	10,161	9,616
Total cash and cash equivalents	42,423	26,981

Equity investments, at estimated fair value	2,677	2,964
Securities available for sale, at estimated fair value	640,352	792,026
Securities held to maturity, estimated fair value of $3,205 at September 30, 2022 and $3,796 at December 31, 2021	3,210	3,790
FHLBNY and FRBNY Stock, at cost	3,872	4,218

Loans, net of deferred loan fees	1,742,755	1,518,249
Allowance for loan losses	(18,631)	(21,025)
Loans, net	1,724,124	1,497,224

Loans held for sale	—	396
Premises and equipment, net	16,581	17,969
Operating lease right-of-use assets	6,646	7,234
Goodwill	21,824	21,824
Other intangible assets, net	—	15
Bank-owned life insurance	2,859	2,825
Accrued interest receivable and other assets	86,854	41,009

Total assets	$2,551,422	$2,418,475

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$747,972	$739,607
Interest-bearing	1,584,568	1,415,826
Total deposits	2,332,540	2,155,433

FHLBNY overnight advances	710	14,570
Long term finance lease obligation	3,394	3,594
Operating lease liabilities	6,810	7,378
Dividends payable	1,450	1,450
Accrued interest payable and other liabilities	51,000	24,595
Total liabilities	2,395,904	2,207,020

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2022 and December 31, 2021	53	53
Additional paid-in capital	47,487	46,901
Retained earnings	205,874	188,877
Treasury stock, at cost; 633,055 shares at September 30, 2022 and 636,720 shares at December 31, 2021	(18,015)	(17,846)
Accumulated other comprehensive loss	(79,881)	(6,530)
Total shareholders' equity	155,518	211,455

Total liabilities and shareholders' equity	$2,551,422	$2,418,475
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$17,670	$14,655	$47,541	$43,964
Taxable securities	2,982	2,678	8,533	6,431
Tax exempt securities	267	265	805	792
Interest-earning deposits	80	35	116	131
Total interest and dividend income	20,999	17,633	56,995	51,318
Interest expense:
Deposits	1,805	768	3,322	2,521
Borrowed funds	204	33	365	100
Total interest expense	2,009	801	3,687	2,621
Net interest income	18,990	16,832	53,308	48,697
Provision (credit) for loan losses	1,255	356	(1,634)	(53)
Net interest income after provision for loan losses	17,735	16,476	54,942	48,750

Non-interest income:
WMG fee income	2,403	2,765	7,788	8,246
Service charges on deposit accounts	989	856	2,789	2,305
Interchange revenue from debit card transactions	1,126	1,237	3,462	3,622
Changes in fair value of equity investments	(93)	15	(448)	203
Net gains on sales of loans held for sale	7	242	106	884
Net gains (losses) on sales of other real estate owned	22	—	68	(18)
Income from bank-owned life insurance	12	13	34	39
Other	570	842	2,219	2,802
Total non-interest income	5,036	5,970	16,018	18,083

Non-interest expenses:
Salaries and wages	6,550	6,259	18,829	18,058
Pension and other employee benefits	2,024	1,511	5,679	4,450
Other components of net periodic pension and postretirement benefits	(413)	(391)	(1,224)	(1,173)
Net occupancy	1,269	1,432	4,065	4,446
Furniture and equipment	493	409	1,340	1,185
Data processing	2,087	2,210	6,742	6,261
Professional services	442	542	1,627	1,531
Amortization of intangible assets	—	42	15	232
Marketing and advertising	266	162	726	572
Other real estate owned	12	7	(17)	24
FDIC insurance	389	356	987	1,075
Loan expense	(64)	196	327	720
Other	1,522	1,365	4,491	3,923
Total non-interest expenses	14,577	14,100	43,587	41,304
Income before income tax expense	8,194	8,346	27,373	25,529
Income tax expense	1,741	1,700	6,029	5,558
Net income	$6,453	$6,646	$21,344	$19,971

Weighted average shares outstanding*	4,692	4,678	4,691	4,683
Basic and diluted earnings per share	$1.37	$1.42	$4.55	$4.26

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$6,453	$6,646	$21,344	$19,971
Other comprehensive loss
Net unrealized losses	(33,266)	(4,348)	(99,431)	(12,715)
Tax effect	(8,719)	(1,139)	(26,050)	(3,246)
Net of tax amount	(24,547)	(3,209)	(73,381)	(9,469)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	—	(55)	—	(165)
Reclassification adjustment for amortization of net actuarial loss	16	57	41	169
Total before tax effect	16	2	41	4
Tax effect	5	1	11	2
Net of tax amount	11	1	30	2

Total other comprehensive loss	(24,536)	(3,208)	(73,351)	(9,467)

Comprehensive income (loss)	$(18,083)	$3,438	$(52,007)	$10,504
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2021	$53	$47,081	$178,673	$(17,972)	$(3,858)	$203,977
Net income	—	—	6,646	—	—	6,646
Other comprehensive income	—	—	—	—	(3,208)	(3,208)
Restricted stock awards	—	84	—	—	—	84
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Cash dividends declared ($0.31 per share)	—	—	(1,446)	—	—	(1,446)
Repurchase of 97 shares of common stock	—	—	—	(4)	—	(4)
Sale of 1,887 shares of treasury stock (a)	—	33	—	52	—	85
Balances at September 30, 2021	$53	$47,203	$183,873	$(17,924)	$(7,066)	$206,139

Balances at June 30, 2022	$53	$47,196	$200,870	$(18,084)	$(55,345)	$174,690
Net income	—	—	6,453	—	—	6,453
Other comprehensive loss	—	—	—	—	(24,536)	(24,536)
Restricted stock awards	—	153	—	—	—	153
Restricted stock units for directors' deferred compensation plan	—	95	—	—	—	95
Cash dividends declared ($0.31 per share)	—	—	(1,449)	—	—	(1,449)
Sale of 2,540 shares of treasury stock (a)	—	41	—	71	—	112
Forfeiture of 48 shares of restricted stock awards	—	2	—	(2)	—	—
Balances at September 30, 2022	$53	$47,487	$205,874	$(18,015)	$(79,881)	$155,518

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2021	$53	$46,764	$168,006	$(17,525)	$2,401	$199,699
Net income	—	—	19,971	—	—	19,971
Other comprehensive loss	—	—	—	—	(9,467)	(9,467)
Restricted stock awards	—	307	—	—	—	307
Restricted stock units for directors' deferred compensation plan	—	14	—	—	—	14
Cash dividends declared ($0.88 per share)	—	—	(4,104)	—	—	(4,104)
Distribution of 9,291 shares of treasury stock for directors' compensation	—	64	—	253	—	317
Distribution of 3,860 shares of treasury stock for employee compensation	—	27	—	105	—	132
Distribution of 2,707 shares of treasury stock for for deferred directors' compensation	—	(72)	—	75	—	3
Repurchase of 28,803 shares of common stock	—	—	—	(1,050)	—	(1,050)
Sale of 7,911 shares of treasury stock (a)	—	99	—	218	—	317
Balances at September 30, 2021	$53	$47,203	$183,873	$(17,924)	$(7,066)	$206,139

Balances at January 1, 2022	$53	$46,901	$188,877	$(17,846)	$(6,530)	$211,455
Net income	—	—	21,344	—	—	21,344
Other comprehensive loss	—	—	—	—	(73,351)	(73,351)
Restricted stock awards	—	486	—	—	—	486
Restricted stock units for directors' deferred compensation plan	—	195	—	—	—	195
Distribution of 3,985 shares of treasury stock grants for employee restricted stock awards	—	(112)	—	112	—	—
Cash dividends declared ($0.93 per share)	—	—	(4,347)	—	—	(4,347)
Distribution of 8,575 shares of treasury stock for directors' compensation	—	(139)	—	244	—	105
Repurchase of 15,388 shares of common stock	—	—	—	(695)	—	(695)
Sale of 7,222 shares of treasury stock (a)	—	124	—	204	—	328
Forfeiture of 729 shares of restricted stock awards	—	32	—	(34)	—	(2)
Balances at September 30, 2022	$53	$47,487	$205,874	$(18,015)	$(79,881)	$155,518

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2022	2021
Net income	$21,344	$19,971
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (increase in) of right-of-use assets	588	559
Amortization of intangible assets	15	232
Provision for loan losses	(1,634)	(53)
Loss (Gains) on disposal of fixed assets	20	(61)
Depreciation and amortization of fixed assets	1,691	1,896
Amortization of premiums on securities, net	3,143	4,020
Gain on sales of loans held for sale, net	(106)	(884)
Proceeds from sales of loans held for sale	342	29,840
Loans originated and held for sale	160	(29,010)
Net (gains) losses on sale of other real estate owned	(68)	18
Net change in fair value of equity investments	448	(203)
Proceeds from sales of trading assets	36	41
Purchase of equity investments	(197)	(229)
(Increase) Decrease in other assets and accrued interest receivable	(19,743)	1,279
Increase in accrued interest payable	133	27
Expense related to restricted stock units for directors' deferred compensation plan	195	14
Expense related to employee stock compensation	—	132
Expense related to employee restricted stock awards	486	307
Increases in (payments on) operating leases	(568)	(37)
Increase (decrease) in other liabilities	26,434	(1,242)
Income from bank owned life insurance	(34)	(39)
Net cash provided by operating activities	32,685	26,578
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	—
Proceeds from maturities, calls, and principal paydowns on securities available for sale	72,611	109,736
Proceeds from maturities and principal collected on securities held to maturity	1,306	558
Purchases of securities available for sale	(23,502)	(333,376)
Purchases of securities held to maturity	(735)	(1,287)
Purchase of FHLBNY and FRBNY stock	(3,175)	(412)
Redemption of FHLBNY and FRBNY stock	3,521	—
Proceeds from sales of fixed assets	125	451
Purchases of premises and equipment	(448)	(537)
Proceeds from sale of other real estate owned	279	128
Proceeds from bank owned life insurance	—	286
Net increase in loans	(225,558)	19,784
Net cash used in investing activities	(175,576)	(204,669)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	23,600	191,360
Increase (decrease) in time deposits	153,507	(55,312)
Net proceeds from FHLB overnight advances	(13,860)	—
Payments made on finance leases	(200)	(190)
Purchase of treasury stock	(695)	(1,050)
Sale of treasury stock	328	315
Cash dividends paid	(4,347)	(3,873)
Net cash provided by financing activities	158,333	131,250
Net increase (decrease) in cash and cash equivalents	15,442	(46,841)
Cash and cash equivalents, beginning of period	26,981	108,538
Cash and cash equivalents, end of period	$42,423	$61,697
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2022	2021
Cash paid for:
Interest	$3,554	$2,594
Income taxes	4,305	4,375
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	292	80
Dividends declared, not yet paid	1,450	1,445
Repurchase of common stock in lieu of employee payroll taxes	53	80
Operating lease right-of-use assets	—	(498)
Distribution of treasury stock for directors' compensation	105	317
Distribution of treasury stock for deferred directors' compensation	195	4
Forfeiture of shares of restricted stock awards	(2)	—
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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU supersedes current GAAP by replacing the incurred loss impairment method with a methodology that reflects lifetime expected credit losses and requires the consideration of a broader range of reasonable and supportable information to form credit loss estimates. In November 2019, the FASB adopted an amendment to postpone the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for delayed adoption. The Corporation has established a committee to oversee the implementation of CECL and has contracted a vendor to assist in model development and implementation, and is in the process of updating its policies and internal controls accordingly. Additionally the Corporation has contracted an independent third party to validate the selected model.

The basis for the model of the quantitative portion of the estimation of expected credit losses is the historical loss experience amongst a curated group of peers. The Corporation utilized regression analyses of peer data, of which the Corporation was included, and where observed credit losses and selected economic factors were utilized to determine suitable loss drivers for modeling the lifetime rates of probability of default (PD). The chosen model utilizes a discounted cash flow (DCF) analysis for all loan portfolio segments as its foundation. Portfolio segments are the level at which loss assumptions are applied to a pool of loans based on the similarity of the risk characteristics inherent in the included instruments. The DCF analysis is run at the instrument-level and incorporates an array of loan-specific and segment-implied assumptions in order to determine the lifetime expected loss attributable to the instrument. The loss driver for each loan portfolio segment is derived from a readily available and reasonable economic forecast, which is applied over a four-quarter period, and incorporates an eight-quarter reversion to the historical mean on a straight-line basis beyond the reasonable forecast period.

The selected model also incorporates qualitative factors in order to appropriately adjust for risk in a given portfolio segment that may not be fully captured through quantitative analysis. Determinations regarding qualitative adjustments are made based on management’s expectation of loss conditions differing from those already captured in the quantitative component of the model.

The Corporation expects to recognize a one-time cumulative-effect adjustment to retained earnings upon adoption of CECL, effective January 1, 2023, in order to bring our allowance for credit losses (ACL) into conformity with the ASU, consistent with regulatory expectations set forth in interagency guidance. The Corporation is currently refining the assumptions built into its model, and is running parallel calculations on an ongoing basis. The Corporation estimates that under the ACL framework, the allowance for credit losses may increase, and the increase may be material, when compared to the amount being carried on the consolidated balance sheet at September 30, 2022. This increase encompasses the loans that the Corporation currently evaluates for impairment on an individual basis, loans evaluated collectively by pooled segment, and unfunded commitments made by the Corporation not currently carried on the balance sheet. Based on the composition and quality of the Corporation’s debt securities portfolio, management has determined there to be a zero loss estimate on securities that are backed by U.S. governmental agencies.

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

Risks and Uncertainties - COVID-19

The Corporation's unaudited consolidated financial statements reflect estimates and assumptions that affect the reported amounts of assets and liabilities, including the amount of the allowance for loan losses established. Management evaluated the potential impact of the COVID-19 pandemic as it related to the loan portfolio. As part of this analysis, management identified what it believes to be higher risk loans through a detailed analysis of industry codes. During 2020, management increased certain allowance qualitative factors based on an assessment of the impact of the current pandemic on local, national and global economic conditions as well as the perceived risks inherent in specific industries and credit characteristics. As part of this analysis, the Corporation released the final $1.2 million of the pandemic related portion of the allowance in the third quarter of 2022. In total, the Corporation released $4.3 million and utilized $0.5 million of the pandemic related allowance established in 2020.

NOTE 2        EARNINGS PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Issuable shares, including those related to directors’ restricted stock shares, are considered outstanding and are included in the computation of basic earnings per share. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur. Earnings per share were computed by dividing net income by 4,692 and 4,678 weighted average shares outstanding for the three month periods ended September 30, 2022 and 2021, respectively. Earnings per share were computed by dividing net income by 4,691 and 4,683 weighted average shares outstanding for the nine month periods ended September 30, 2022 and 2021, respectively. Retroactive implementation of the Corporation's 2021 Equity Incentive Plan, approved June 8, 2021 by shareholders, required a change in methodology used to calculate weighted average outstanding shares in 2021. The change did not impact earnings per common share for the prior periods. There were no common stock equivalents during the three and nine month periods ended September 30, 2022 or 2021.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$61,791	$—	$6,741	$55,050
Mortgage-backed securities, residential	530,372	—	89,738	440,634
Obligations of states and political subdivisions	39,916	—	3,036	36,880
Corporate bonds and notes	25,750	—	1,513	24,237
SBA loan pools	85,337	204	1,990	83,551
Total	$743,166	$204	$103,018	$640,352

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$61,084	$27	$680	$60,431
Mortgage-backed securities, residential	582,060	4,032	8,731	577,361
Obligations of states and political subdivisions	40,299	2,004	—	42,303
Corporate bonds and notes	22,750	180	82	22,848
SBA loan pools	89,216	344	477	89,083
Total	$795,409	$6,587	$9,970	$792,026

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	September 30, 2022
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,981	$—	$—	$1,981
Time deposits with other financial institutions	1,229	—	5	1,224
Total	$3,210	$—	$5	$3,205

	December 31, 2021
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,157	$—	$—	$2,157
Time deposits with other financial institutions	1,633	6	—	1,639
Total	$3,790	$6	$—	$3,796

The amortized cost and estimated fair value of debt securities are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	September 30, 2022
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$2,937	$2,862	$2,204	$2,199
After one, but within five years	103,872	93,767	1,006	1,006
After five, but within ten years	20,178	19,142	—	—
After ten years	470	396	—	—
	127,457	116,167	3,210	3,205
Mortgage-backed securities, residential	530,372	440,634	—	—
SBA loan pools	85,337	83,551	—	—
Total	$743,166	$640,352	$3,210	$3,205

There were no proceeds from sales and calls of securities resulting in gains or losses for the three and nine month periods ended September 30, 2022 and 2021.

The following tables summarize the investment securities available for sale with unrealized losses at September 30, 2022 and December 31, 2021 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$18,733	$2,155	$36,317	$4,586	$55,050	$6,741
Mortgage-backed securities, residential	137,623	17,742	303,011	71,996	440,634	89,738
Obligations of states and political subdivisions	36,685	3,036	—	—	36,685	3,036
Corporate bonds and notes	9,615	1,135	4,621	378	14,236	1,513
SBA loan pools	26,290	982	38,214	1,008	64,504	1,990
Total temporarily impaired securities	$228,946	$25,050	$382,163	$77,968	$611,109	$103,018

	Less than 12 months		12 months or longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$49,084	$680	$—	$—	$49,084	$680
Mortgage-backed securities, residential	293,720	4,502	122,050	4,229	415,770	8,731
Corporate bonds and notes	4,928	72	1,989	10	6,917	82
SBA loan pools	51,235	296	13,769	181	65,004	477
Total temporarily impaired securities	$398,967	$5,550	$137,808	$4,420	$536,775	$9,970

Other-Than-Temporary Impairment

As of September 30, 2022, the majority of the Corporation's unrealized losses in the investment securities portfolio related to mortgage-backed securities. At September 30, 2022, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2022.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Commercial and agricultural:
Commercial and industrial	$262,014	$256,893
Agricultural	75	394
Commercial mortgages:
Construction	105,330	82,204
Commercial mortgages, other	836,190	720,358
Residential mortgages	283,128	259,334
Consumer loans:
Home equity lines and loans	76,871	70,670
Indirect consumer loans	168,214	118,569
Direct consumer loans	10,933	9,827
Total loans, net of deferred loan fees and costs	1,742,755	1,518,249
Interest receivable on loans	5,128	4,133
Total recorded investment in loans	$1,747,883	$1,522,382

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above. As of September 30, 2022 and December 31, 2021, the Corporation had outstanding PPP loan balances of $1.4 million and $43.2 million, respectively, which were included in commercial and industrial loans in the table above. These loans require no allowance for loan losses as of September 30, 2022 and December 31, 2021 since they are government guaranteed loans.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$3,564	$10,314	$1,714	$1,893	$17,485
Charge-offs	—	—	—	(277)	(277)
Recoveries	6	1	40	121	168
Net recoveries (charge-offs)	6	1	40	(156)	(109)
Provision	(55)	671	42	597	1,255
Ending balance	$3,515	$10,986	$1,796	$2,334	$18,631

	Three Months Ended September 30, 2021
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$3,628	$12,963	$1,791	$2,294	$20,676
Charge-offs	—	(44)	—	(190)	(234)
Recoveries	8	1	—	133	142
Net recoveries (charge-offs)	8	(43)	—	(57)	(92)
Provision	(15)	361	80	(70)	356
Ending balance	$3,621	$13,281	$1,871	$2,167	$20,940

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine month periods ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$3,591	$13,556	$1,803	$2,075	$21,025
Charge-offs	(20)	(687)	—	(599)	(1,306)
Recoveries	37	3	40	466	546
Net recoveries (charge-offs)	17	(684)	40	(133)	(760)
Provision	(93)	(1,886)	(47)	392	(1,634)
Ending balance	$3,515	$10,986	$1,796	$2,334	$18,631

	Nine Months Ended September 30, 2021
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$4,493	$11,496	$2,079	$2,856	$20,924
Charge-offs	(25)	(44)	(71)	(510)	(650)
Recoveries	283	2	10	424	719
Net recoveries (charge-offs)	258	(42)	(61)	(86)	69
Provision	(1,130)	1,827	(147)	(603)	(53)
Ending balance	$3,621	$13,281	$1,871	$2,167	$20,940

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,323	$41	$—	$41	$1,405
Collectively evaluated for impairment	2,192	10,945	1,796	2,293	17,226
Total ending allowance balance	$3,515	$10,986	$1,796	$2,334	$18,631

	December 31, 2021
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,394	$1,571	$—	$65	$3,030
Collectively evaluated for impairment	2,197	11,985	1,803	2,010	17,995
Total ending allowance balance	$3,591	$13,556	$1,803	$2,075	$21,025

	September 30, 2022
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,531	$4,313	$768	$277	$7,889
Loans collectively evaluated for impairment	260,388	940,188	283,076	256,342	1,739,994
Total ending loans balance	$262,919	$944,501	$283,844	$256,619	$1,747,883

	December 31, 2021
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,427	$7,967	$938	$315	$11,647
Loans collectively evaluated for impairment	255,586	796,858	259,029	199,262	1,510,735
Total ending loans balance	$258,013	$804,825	$259,967	$199,577	$1,522,382

The following table presents loans individually evaluated for impairment recognized by class of loans as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$570	$569	$—	$954	$948	$—
Commercial mortgages:
Construction	12	12	—	129	130	—
Commercial mortgages, other	4,261	4,260	—	6,940	4,278	—
Residential mortgages	777	768	—	951	938	—
Consumer loans:
Home equity lines and loans	160	144	—	185	169	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,961	1,962	1,323	5,350	1,479	1,394
Commercial mortgages:
Commercial mortgages, other	41	41	41	3,550	3,559	1,571
Consumer loans:
Home equity lines and loans	133	133	41	146	146	65
Total	$7,915	$7,889	$1,405	$18,205	$11,647	$3,030

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and nine month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and agricultural:
Commercial and industrial	$585	$—	$1,378	$3	$761	$—	$1,645	$3
Commercial mortgages:
Construction	55	—	151	1	88	—	167	5
Commercial mortgages, other	4,150	7	4,665	8	4,171	14	4,743	23
Residential mortgages	846	9	950	12	890	19	1,034	29
Consumer loans:
Home equity lines & loans	149	—	184	2	157	—	299	5
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,643	2	1,545	4	1,545	5	1,511	6
Commercial mortgages:
Commercial mortgages, other	42	—	3,644	25	1,563	—	1,905	25
Consumer loans:
Home equity lines and loans	134	—	155	—	139	—	160	—
Total	$7,604	$18	$12,672	$55	$9,314	$38	$11,464	$96
(1)Cash basis interest income approximates interest income recognized.
The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loan as of September 30, 2022 and December 31, 2021 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Commercial and agricultural:
Commercial and industrial	$2,360	$1,932	$—	$4
Commercial mortgages:
Construction	12	34	—	—
Commercial mortgages, other	3,840	3,844	—	—
Residential mortgages	699	1,039	—	—
Consumer loans:
Home equity lines and loans	833	790	—	—
Indirect consumer loans	565	462	—	—
Direct consumer loans	1	13	—	—
Total	$8,310	$8,114	$—	$4

The following tables present the aging of the recorded investment in loans as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$12	$—	$101	$113	$262,731	$262,844
Agricultural	—	—	—	—	75	75
Commercial mortgages:
Construction	12	—	—	12	105,652	105,664
Commercial mortgages, other	246	17	531	794	838,043	838,837
Residential mortgages	1,952	316	396	2,664	281,180	283,844
Consumer loans:
Home equity lines and loans	133	159	457	749	76,356	77,105
Indirect consumer loans	905	230	270	1,405	167,126	168,531
Direct consumer loans	3	1	—	4	10,979	10,983
Total	$3,263	$723	$1,755	$5,741	$1,742,142	$1,747,883

	December 31, 2021
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$413	$148	$26	$587	$257,031	$257,618
Agricultural	—	—	—	—	395	395
Commercial mortgages:
Construction	—	—	—	—	82,435	82,435
Commercial mortgages, other	24	224	1,302	1,550	720,840	722,390
Residential mortgages	580	32	652	1,264	258,703	259,967
Consumer loans:
Home equity lines and loans	256	69	424	749	70,105	70,854
Indirect consumer loans	1,179	424	255	1,858	116,997	118,855
Direct consumer loans	24	11	13	48	9,820	9,868
Total	$2,476	$908	$2,672	$6,056	$1,516,326	$1,522,382

Troubled Debt Restructurings:

A modification of a loan may result in classification as a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan, or a permanent reduction of the interest on the loan. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 were considered current for COVID-19 related modifications and therefore not be treated as TDRs, until January 1, 2022.

As of September 30, 2022 and December 31, 2021, the Corporation had a recorded investment in TDRs of $5.9 million and $10.3 million, respectively. There were specific reserves of $0.3 million and $1.9 million allocated for TDRs at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, TDRs totaling $1.4 million were accruing interest under the modified terms and $4.4 million were on non-accrual status. As of December 31, 2021, TDRs totaling $5.6 million were accruing interest under the modified terms and $4.7 million were on non-accrual status. The Corporation committed no additional amounts as of both September 30, 2022 and December 31, 2021, to customers with outstanding loans that are classified as TDRs.

During the three months ended September 30, 2022, no loans were modified as TDRs. During the three month period ended September 30, 2021, the terms and conditions of two commercial mortgage loans were modified as TDRs. The modification of the terms of both of the loans in the three months ended September 30, 2021 included a postponement or reduction of the scheduled amortized payments for greater than a three month period.

During the nine months ended September 30, 2022, no loans were modified as TDRs. During the nine month period ended September 30, 2021, the terms and conditions of six commercial mortgage loans were modified as TDRs. The modification of the terms of all of the loans in the nine months ended September 30, 2021 included a postponement or reduction of the scheduled amortized payments for greater than a three month period.

The following table presents loans by class modified as TDRs that occurred during the three month period ended September 30, 2021 (dollars in thousands):

September 30, 2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages, other	2	$502	$502
Total	2	$502	$502
The TDRs described above increased the allowance for loan losses by $0.2 million and resulted in no charge-offs during the three month period ended September 30, 2021.

The following table presents loans by class modified as TDRs that occurred during the nine month period ended September 30, 2021 (dollars in thousands):

September 30, 2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	—	$—	$—
Commercial mortgages:
Commercial mortgages, other	6	$6,596	$6,596
Total	6	$6,596	$6,596
The TDRs described above increased the allowance for loan losses by $1.9 million and resulted in no charge-offs during the nine month period ended September 30, 2021.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and nine month periods ended September 30, 2022 and 2021.

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

For retail loans, which include residential mortgages, indirect and direct consumer loans, home equity lines and loans, and credit cards, once a loan is properly approved and closed, the Corporation evaluates credit quality based upon loan repayment. Retail loans are not rated until they become 90 days past due.

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

Commercial loans not meeting the criteria above to be considered criticized or classified, are considered to be pass rated loans. Loans listed as not rated, are included in groups of homogeneous loans performing under terms of the loan notes. Based on the analyses performed as of September 30, 2022 and December 31, 2021, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	September 30, 2022
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$255,235	$3,366	$3,313	$930	$262,844
Agricultural	—	75	—	—	—	75
Commercial mortgages:
Construction	—	105,473	179	12	—	105,664
Commercial mortgages	—	802,080	28,910	7,806	41	838,837
Residential mortgages	283,145	—	—	699	—	283,844
Consumer loans:
Home equity lines and loans	76,272	—	—	833	—	77,105
Indirect consumer loans	167,966	—	—	565	—	168,531
Direct consumer loans	10,983	—	—	—	—	10,983
Total	$538,366	$1,162,863	$32,455	$13,228	$971	$1,747,883

	December 31, 2021
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$250,529	$2,892	$3,108	$1,089	$257,618
Agricultural	—	395	—	—	—	395
Commercial mortgages:
Construction	—	82,404	—	31	—	82,435
Commercial mortgages	—	672,741	31,072	17,458	1,119	722,390
Residential mortgages	258,928	—	—	1,039	—	259,967
Consumer loans:
Home equity lines and loans	70,064	—	—	790	—	70,854
Indirect consumer loans	118,393	—	—	462	—	118,855
Direct consumer loans	9,855	—	—	13	—	9,868
Total	$457,240	$1,006,069	$33,964	$22,901	$2,208	$1,522,382

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$283,145	$76,272	$167,966	$10,982
Non-Performing	699	833	565	1
	$283,844	$77,105	$168,531	$10,983

	December 31, 2021
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$258,928	$70,064	$118,393	$9,855
Non-Performing	1,039	790	462	13
	$259,967	$70,854	$118,855	$9,868

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2022 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$55,050	$55,050	$—	$—
Mortgage-backed securities, residential	440,634	—	440,634	—
Obligations of states and political subdivisions	36,880	—	36,880	—
Corporate bonds and notes	24,237	—	24,237	—
SBA loan pools	83,551	—	83,551	—
Total available for sale securities	$640,352	$55,050	$585,302	$—

Equity investments, at fair value	$2,184	$2,184	$—	$—
Derivative assets	28,600	—	28,600	—

Financial Liabilities:
Derivative liabilities	$28,603	$—	$28,603	$—

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2022.

		Fair Value Measurement at December 31, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$60,431	$60,431	$—	$—
Mortgage-backed securities, residential	577,361	—	577,361	—
Obligations of states and political subdivisions	42,303	—	42,303	—
Corporate bonds and notes	22,848	—	22,848	—
SBA loan pools	89,083	—	89,083	—
Total available for sale securities	$792,026	$60,431	$731,595	$—

Equity investments, at fair value	$2,404	$2,404	$—	$—
Derivative assets	9,498	—	9,498	—

Financial Liabilities:
Derivative liabilities	$9,726	$—	$9,726	$—

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2021.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2022 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Other real estate owned:
Residential mortgages	$124	$—	$—	$124	$—
Consumer loans:
Home equity lines and loans	60	—	—	60	—
Total other real estate owned, net	$184	$—	$—	$184	$—

		Fair Value Measurement at December 31, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Other real estate owned:
Residential mortgages	$143	$—	$—	$143	$—
Total other real estate owned, net	$143	$—	$—	$143	$—

The following tables present information related to Level 3 non-recurring fair value measurement at September 30, 2022 and December 31, 2021 (in thousands):

Description	Fair Value at September 30, 2022	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2022
OREO:
Residential mortgages	$124	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	60	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$184

Description	Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2021
OREO:
Residential mortgages	$143	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$143

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2022 and December 31, 2021, are as follows (in thousands):

	September 30, 2022
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$32,262	$32,262	$—	$—	$32,262
Interest-earning deposits in other financial institutions	10,161	10,161	—	—	10,161
Equity investments	2,677	2,677	—	—	2,677
Securities available for sale	640,352	55,050	585,302	—	640,352
Securities held to maturity	3,210	—	957	1,981	2,938
FHLBNY and FRBNY stock	3,872	—	—	—	N/A
Loans, net and loans held for sale	1,724,124	—	—	1,697,283	1,697,283
Accrued interest receivable	7,112	142	1,842	5,128	7,112
Derivative Assets	28,600	—	28,600	—	28,600

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,982,676	$1,982,676	$—	$—	$1,982,676
Time deposits	349,864	—	348,585	—	348,585
Accrued interest payable	343	28	315	—	343
Derivative Liabilities	28,603	—	28,603	—	28,603
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

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of September 30, 2022, the weighted average remaining lease term was 8.82 years with a weighted average discount rate of 3.35%. Rent expense was $0.2 million for the three months ended September 30, 2022. Rent expense was $0.7 million for the nine months ended September 30, 2022. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Operating lease right-of-use asset	$7,234	$7,145
Less: accumulated amortization	(588)	(759)
Less: lease termination	—	(313)
Add: new lease agreement and modifications	—	1,161
Operating lease right-of-use-assets, net	$6,646	$7,234

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of September 30, 2022 (in thousands):

Year	Amount
2022	$243
2023	992
2024	924
2025	841
2026	845
2027 and thereafter	4,022
Total minimum lease payments	7,867
Less: amount representing interest	(1,057)
Present value of net minimum lease payments	$6,810

As of September 30, 2022, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of September 30, 2022, the weighted average remaining lease term was 10.45 years with a weighted average discount rate of 3.39%. The Corporation has included these leases in premises and equipment as of September 30, 2022 and December 31, 2021 as follows (in thousands):

	September 30, 2022	December 31, 2021
Buildings	$5,572	$5,572
Less: accumulated depreciation	(2,457)	(2,208)
Net book value	$3,115	$3,364

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of September 30, 2022 (in thousands):

Year	Amount
2022	$98
2023	391
2024	391
2025	409
2026	425
2027 and thereafter	2,415
Total minimum lease payments	4,129
Less: amount representing interest	(735)
Present value of net minimum lease payments	$3,394

As of September 30, 2022, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2024 from a former member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $4 thousand per month. This Board member retired from the Corporation's Board of Directors as of June 7, 2022. Rent and CAM paid to this Board member while serving on the Board totaled $13 thousand for the three month period ended September 30, 2021. Rent and CAM paid to this Board member while serving on the Board totaled $25 thousand and $37 thousand for the nine month periods ended September 30, 2022 and 2021, respectively.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $8 thousand per month. Rent and CAM related expenses paid to this Board member totaled $25 thousand for each of the three month periods ended September 30, 2022 and 2021. Rent and CAM related expenses paid to this Board member totaled $76 thousand for each of the nine month periods ended September 30, 2022 and 2021.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the nine month periods ended September 30, 2022 and 2021 were as follows (in thousands):

	2022	2021
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance September 30,	$21,824	$21,824

Acquired intangible assets were as follows at September 30, 2022 and December 31, 2021 (in thousands):

	At September 30, 2022		At December 31, 2021
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,975	$5,975	$5,974
Other customer relationship intangibles	5,633	5,633	5,633	5,619
Total	$11,608	$11,608	$11,608	$11,593

The Corporation had no aggregate amortization expense for the three month period ended September 30, 2022, and $42.0 thousand for the three month period ended September 30, 2021. Aggregate amortization expense was $15.0 thousand and $0.2 million for the nine month periods ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there is no remaining estimated aggregate amortization expense.

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$44,335	$87,929	$20,772	$46,558
Unused lines of credit	4,631	331,477	4,745	288,368
Standby letters of credit	—	17,407	—	7,974

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of September 30, 2022, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2022	$(51,329)	$(4,016)	$(55,345)
Other comprehensive income before reclassification	(24,547)	—	(24,547)
Amounts reclassified from accumulated other comprehensive income	—	11	11
Net current period other comprehensive income (loss)	(24,547)	11	(24,536)
Balance at September 30, 2022	$(75,876)	$(4,005)	$(79,881)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2021	$2,867	$(6,725)	$(3,858)
Other comprehensive income before reclassification	(3,209)	—	(3,209)
Amounts reclassified from accumulated other comprehensive income	—	1	1
Net current period other comprehensive income (loss)	(3,209)	1	(3,208)
Balance at September 30, 2021	$(342)	$(6,724)	$(7,066)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2022	$(2,495)	$(4,035)	$(6,530)
Other comprehensive income before reclassification	(73,381)	—	(73,381)
Amounts reclassified from accumulated other comprehensive income	—	30	30
Net current period other comprehensive income	(73,381)	30	(73,351)
Balance at September 30, 2022	$(75,876)	$(4,005)	$(79,881)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2021	$9,127	$(6,726)	$2,401
Other comprehensive income before reclassification	(9,469)	—	(9,469)
Amounts reclassified from accumulated other comprehensive income	—	2	2
Net current period other comprehensive income	(9,469)	2	(9,467)
Balance at September 30, 2021	$(342)	$(6,724)	$(7,066)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	16	57	Other components of net periodic pension and postretirement benefits
Tax effect	(5)	(1)	Income tax expense
Net of tax	11	1
Total reclassification for the period, net of tax	$11	$1

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

Details about Accumulated Other Comprehensive Income (Loss) Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$(165)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	41	169	Other components of net periodic pension and postretirement benefits
Tax effect	(11)	(2)	Income tax expense
Net of tax	30	2
Total reclassification for the period, net of tax	$30	$2
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and nine months ended September 30, 2022 and 2021 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2022
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$846	$—	$—	$846
Other	143	—	—	143
Interchange revenue from debit card transactions	1,126	—	—	1,126
WMG fee income	—	2,403	—	2,403
CFS fee and commission income	—	—	251	251
Net gains (losses) on sales of OREO	22	—	—	22
Net gains on sales of loans(a)	7	—	—	7
Loan servicing fees(a)	38	—	—	38
Changes in fair value of equity investments(a)	(96)	—	3	(93)
Income from bank-owned life insurance(a)	12	—	—	12
Other(a)	319	—	(38)	281
Total non-interest income (loss)	$2,417	$2,403	$216	$5,036
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Three Months Ended September 30, 2021
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$623	$—	$—	$623
Other	233	—	—	233
Interchange revenue from debit card transactions	1,237	—	—	1,237
WMG fee income	—	2,765	—	2,765
CFS fee and commission income	—	—	346	346
Net gains (losses) on sales of OREO	—	—	—	—
Net gains on sales of loans(a)	242	—	—	242
Loan servicing fees(a)	38	—	—	38
Changes in fair value of equity investments(a)	(13)	—	28	15
Income from bank-owned life insurance(a)	13	—	—	13
Other(a)	464	—	(6)	458
Total non-interest income	$2,837	$2,765	$368	$5,970
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2022
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,246	$—	$—	$2,246
Other	543	—	—	543
Interchange revenue from debit card transactions	3,462	—	—	3,462
WMG fee income	—	7,788	—	7,788
CFS fee and commission income	—	—	775	775
Net gains (losses) on sales of OREO	68	—	—	68
Net gains on sales of loans(a)	106	—	—	106
Loan servicing fees(a)	115	—	—	115
Net gains on sales of securities(a)	—	—	—	—
Changes in fair value of equity investments(a)	(446)	—	(2)	(448)
Income from bank-owned life insurance(a)	34	—	—	34
Other(a)	1,424	—	(95)	1,329
Total non-interest income	$7,552	$7,788	$678	$16,018
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2021
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,561	$—	$—	$1,561
Other	744	—	—	744
Interchange revenue from debit card transactions	3,622	—	—	3,622
WMG fee income	—	8,246	—	8,246
CFS fee and commission income	—	—	796	796
Net gains on sales of OREO	(18)	—	—	(18)
Net gains on sales of loans(a)	884	—	—	884
Loan servicing fees(a)	108	—	—	108
Net gains on sales of securities(a)	—	—	—	—
Change in fair value of equity securities(a)	117	—	86	203
Income from bank-owned life insurance(a)	39	—	—	39
Other(a)	1,930	—	(32)	1,898
Total non-interest income	$8,987	$8,246	$850	$18,083
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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	282	271	848	813
Expected return on plan assets	(720)	(673)	(2,141)	(2,019)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	—	38	—	113
Net periodic pension benefit	$(438)	$(364)	$(1,293)	$(1,093)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	8	8	25	24
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	6	5	13	15
Net periodic supplemental pension cost	$14	$13	$38	$39

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	3	5
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	(55)	—	(165)
Amortization of unrecognized net loss	10	14	28	41
Net periodic postretirement, medical and life benefit	$11	$(40)	$31	$(119)

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

The Holding Company, CFS, and CRM columns below includes amounts to eliminate transactions between segments (in thousands).

	Three months ended September 30, 2022
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$20,983	$—	$16	$20,999
Interest expense	2,009	—	—	2,009
Net interest income	18,974	—	16	18,990
Provision for loan losses	1,255	—	—	1,255
Net interest income after provision for loan losses	17,719	—	16	17,735
Other non-interest income	2,417	2,403	216	5,036
Other non-interest expenses	12,559	1,715	303	14,577
Income (loss) before income tax expense (benefit)	7,577	688	(71)	8,194
Income tax expense (benefit)	1,590	167	(16)	1,741
Segment net income (loss)	$5,987	$521	$(55)	$6,453

	Three months ended September 30, 2021
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$17,627	$—	$6	$17,633
Interest expense	801	—	—	801
Net interest income	16,826	—	6	16,832
Provision for loan losses	356	—	—	356
Net interest income after provision for loan losses	16,470	—	6	16,476
Other non-interest income	2,837	2,765	368	5,970
Legal accruals and settlements	—	—	—	—
Other non-interest expenses	12,124	1,651	325	14,100
Income (loss) before income tax expense (benefit)	7,183	1,114	49	8,346
Income tax expense (benefit)	1,534	156	10	1,700
Segment net income (loss)	$5,649	$958	$39	$6,646

	Nine Months Ended September 30, 2022
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$56,965	$—	$30	$56,995
Interest expense	3,687	—	—	3,687
Net interest income	53,278	—	30	53,308
Provision for loan losses	(1,634)	—	—	(1,634)
Net interest income after provision for loan losses	54,912	—	30	54,942
Other non-interest income	7,552	7,788	678	16,018
Other non-interest expenses	37,316	5,180	1,091	43,587
Income (loss) before income tax expense (benefit)	25,148	2,608	(383)	27,373
Income tax expense (benefit)	5,523	605	(99)	6,029
Segment net income (loss)	$19,625	$2,003	$(284)	$21,344

Segment assets	$2,544,528	$2,804	$4,090	$2,551,422

	Nine Months Ended September 30, 2021
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$51,298	$—	$20	$51,318
Interest expense	2,621	—	—	2,621
Net interest income	48,677	—	20	48,697
Provision for loan losses	(53)	—	—	(53)
Net interest income after provision for loan losses	48,730	—	20	48,750
Other non-interest income	8,987	8,246	850	18,083
Other non-interest expenses	35,401	4,921	982	41,304
Income (loss) before income tax expense (benefit)	22,316	3,325	(112)	25,529
Income tax expense (benefit)	4,865	735	(42)	5,558
Segment net income (loss)	$17,451	$2,590	$(70)	$19,971

Segment assets	$2,408,318	$3,126	$6,122	$2,417,566

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

Under the terms of the 2021 Plan, the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2021 Plan, the chief executive officer and members of the Board of Directors. Awards are based on the performance, responsibility and contributions of the individual and are targeted at an average of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2021 Plan may not exceed 170,000, upon which time a new plan may be created. Compensation expense for shares granted will be recognized over the vesting period of the award based upon the average closing price of the Corporation's stock for each of the prior 30 trading days ending on the grant date.

During the nine months ended September 30, 2022 and 2021, 12,560 and 13,151 shares, respectively, were re-issued from treasury to fund stock compensation. The expense related to the grants made in the first quarter of 2022 is recognized over a one year vesting period. Expense related to this compensation of $0.2 million was recognized during each of the three month periods ended September 30, 2022 and 2021, respectively. Expense related to this compensation of $0.8 million and $0.7 million was recognized during the nine month periods ended September 30, 2022 and 2021, respectively. No shares were granted during the three month periods ended September 30, 2022 and 2021.

A summary of restricted stock activity for the three and nine months ended September 30, 2022 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at July 1, 2022	47,607	$43.72
Granted	—
Vested	—
Forfeited or cancelled	(48)	$42.77
Nonvested at September 30, 2022	47,559

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2022	37,837	$42.99
Granted	12,560	$45.55
Vested	(2,109)	$42.51
Forfeited or cancelled	(729)	$40.69
Nonvested at September 30, 2022	47,559	$43.77
As of September 30, 2022, there was $1.3 million of total unrecognized compensation cost related to nonvested shares granted under the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 3.47 years. The total fair value of shares vested was $99 thousand and $156 thousand for the nine month periods ended September 30, 2022 and 2021, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 and 2021. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2021 Annual Report on Form 10-K, which was filed with the SEC on March 23, 2022, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors and on pages 20–31 of the Corporation’s 2021 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 64-67 of the Corporation's 2021 Form 10-K, and pages 71-74 in this Form 10-Q.

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

Critical Accounting Estimates

Critical accounting estimates include the areas where the Corporation has made what it considers to be particularly difficult, subjective or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with GAAP. As a result, the Corporation is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. Significant accounting policies followed by the Corporation are presented in Note 1–“Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, and in Note 1-"Summary of Significant Accounting Policies" of this Form 10-Q.

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

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	Mar. 31	Dec. 31	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except per share data)	2022	2022	2022	2021	2021	2022	2021
RESULTS OF OPERATIONS
Interest income	$20,999	$18,538	$17,458	$17,690	$17,633	$56,995	$51,318
Interest expense	2,009	897	781	798	801	3,687	2,621
Net interest income	18,990	17,641	16,677	16,892	16,832	53,308	48,697
Provision for loan losses	1,255	(1,744)	(1,145)	70	356	(1,634)	(53)
Net interest income after provision for loan losses	17,735	19,385	17,822	16,822	16,476	54,942	48,750
Non-interest income	5,036	5,319	5,663	5,787	5,970	16,018	18,083
Non-interest expense	14,577	14,342	14,668	14,378	14,100	43,587	41,304
Income before income tax expense	8,194	10,362	8,817	8,231	8,346	27,373	25,529
Income tax expense	1,741	2,338	1,950	1,777	1,700	6,029	5,558
Net income	$6,453	$8,024	$6,867	$6,454	$6,646	$21,344	$19,971

Basic and diluted earnings per share	$1.37	$1.72	$1.46	$1.38	$1.42	$4.55	$4.26
Average basic and diluted shares outstanding (a)	4,692	4,690	4,689	4,682	4,678	4,691	4,683

PERFORMANCE RATIOS - Annualized
Return on average assets	1.02%	1.32%	1.14%	1.04%	1.09%	1.16%	1.11%
Return on average equity	14.17%	18.06%	13.68%	12.30%	12.68%	15.23%	13.16%
Return on average tangible equity (b)	16.12%	20.58%	15.32%	13.74%	14.16%	17.23%	14.75%
Efficiency ratio (unadjusted) (b) (g)	60.67%	62.47%	65.66%	63.40%	61.84%	62.87%	61.85%
Efficiency ratio (adjusted) (b) (c)	60.40%	62.17%	65.32%	63.11%	61.40%	62.57%	61.25%
Non-interest expense to average assets	2.30%	2.35%	2.43%	2.32%	2.30%	2.36%	2.29%
Loans to deposits	74.71%	74.11%	69.64%	70.44%	69.77%	74.71%	69.77%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.19%	3.90%	3.84%	3.90%	3.84%	3.98%	3.79%
Yield on investments	1.72%	1.60%	1.47%	1.35%	1.49%	1.59%	1.33%
Yield on interest-earning assets	3.41%	3.12%	3.00%	2.99%	3.02%	3.18%	2.98%
Cost of interest-bearing deposits	0.47%	0.21%	0.20%	0.21%	0.21%	0.30%	0.23%
Cost of borrowings	2.56%	1.70%	2.65%	2.16%	3.56%	2.17%	3.57%
Cost of interest-bearing liabilities	0.51%	0.24%	0.21%	0.22%	0.22%	0.32%	0.24%
Interest rate spread	2.90%	2.88%	2.79%	2.77%	2.80%	2.86%	2.74%
Net interest margin, fully taxable equivalent (b)	3.08%	2.97%	2.87%	2.85%	2.88%	2.98%	2.83%

CAPITAL
Total equity to total assets at end of period	6.10%	7.13%	7.50%	8.74%	8.53%	6.10%	8.53%
Tangible equity to tangible assets at end of period (b)	5.29%	6.30%	6.67%	7.91%	7.69%	5.29%	7.69%

Book value per share	$33.14	$37.24	$39.56	$45.09	$44.00	$33.14	$44.00
Tangible book value per share (b)	28.49	32.59	34.91	40.44	39.34	28.49	39.34
Period-end market value per share	41.87	47.00	46.69	46.45	45.30	41.87	45.30
Dividends declared per share	0.31	0.31	0.31	0.31	0.31	0.93	0.88

AVERAGE BALANCES
Loans and loans held for sale (d)	$1,675,859	$1,587,777	$1,532,445	$1,520,478	$1,519,264	$1,599,218	$1,554,039
Earning assets	2,457,218	2,395,704	2,371,275	2,364,578	2,327,817	2,408,379	2,310,968
Total assets	2,511,301	2,446,763	2,451,944	2,454,294	2,427,107	2,469,631	2,411,007
Deposits	2,257,394	2,203,231	2,211,442	2,205,632	2,181,517	2,224,190	2,170,198
Total equity	180,644	178,207	203,613	208,147	208,023	187,409	202,923
Tangible equity (b)	158,820	156,382	181,778	186,302	186,155	165,581	180,971

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	Mar. 31	Dec. 31	Sept. 30,	Sept. 30,	Sept. 30,
	2022	2022	2022	2021	2021	2022	2021
ASSET QUALITY
Net charge-offs	$109	$699	$(48)	$(15)	$92	$760	$(69)
Non-performing loans (e)	8,310	7,374	7,703	8,114	8,373	8,310	8,373
Non-performing assets (f)	8,503	7,665	7,956	8,226	8,544	8,503	8,544
Allowance for loan losses	18,631	17,485	19,928	21,025	20,940	18,631	20,940

Annualized net charge-offs to average loans	0.03%	0.18%	(0.01)%	(0.01)%	0.02%	0.06%	(0.01)%
Non-performing loans to total loans	0.48%	0.46%	0.49%	0.54%	0.56%	0.48%	0.56%
Non-performing assets to total assets	0.33%	0.31%	0.32%	0.34%	0.35%	0.33%	0.35%
Allowance for loan losses to total loans	1.07%	1.08%	1.27%	1.38%	1.38%	1.07%	1.38%
Allowance for loan losses to total loans, net of PPP	1.07%	1.08%	1.29%	1.43%	1.45%	1.07%	1.45%
Allowance for loan losses to non-performing loans	224.21%	237.12%	258.65%	259.17%	250.08%	224.21%	250.08%

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

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2022 and 2021. For a discussion of the Critical Accounting Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 43 of this Form 10-Q and pages 42-43 of the Corporation’s 2021 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net interest income	$18,990	$16,832	$2,158	12.8%	$53,308	$48,697	$4,611	9.5%
Non-interest income	5,036	5,970	(934)	(15.6)%	16,018	18,083	(2,065)	(11.4)%
Non-interest expense	14,577	14,100	477	3.4%	43,587	41,304	2,283	5.5%
Pre-provision income	9,449	8,702	747	8.6%	25,739	25,476	263	1.0%
Provision for loan losses	1,255	356	899	252.5%	(1,634)	(53)	(1,581)	2,983.0%
Income tax expense	1,741	1,700	41	2.4%	6,029	5,558	471	8.5%
Net income	$6,453	$6,646	$(193)	(2.9)%	$21,344	$19,971	$1,373	6.9%

Basic and diluted earnings per share	$1.37	$1.42	$(0.05)	(3.5)%	$4.55	$4.26	$0.29	6.8%

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2022	2021	2022	2021
Selected financial ratios:
Return on average assets	1.02%	1.09%	1.16%	1.11%
Return on average equity	14.17%	12.68%	15.23%	13.16%
Net interest margin, fully taxable equivalent (a)	3.08%	2.88%	2.98%	2.83%
Efficiency ratio (adjusted) (a) (b)	60.40%	61.40%	62.57%	61.25%
Non-interest expenses to average assets	2.30%	2.30%	2.36%	2.29%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the third quarter of 2022 was $6.5 million, or $1.37 per share, compared to $6.6 million, or $1.42 per share, for the same period in the prior year. Return on average equity for the current quarter was 14.17%, compared to 12.68% for the same period in the prior year. The increase in net income was due primarily to an increase in net interest income, partially offset by increases in the provision for loan losses, non-interest expense, and income tax expense, and a decrease in non-interest income.

Net income for the nine months ended September 30, 2022 was $21.3 million, or $4.55 per share, compared to $20.0 million, or $4.26 per share, for the same period in the prior year. Return on average equity for the nine months ended September 30, 2022 was 15.23%, compared to 13.16% for the same period in the prior year. The increase in net income was attributable to an increase in net interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expense and income tax expense, and a decrease in non-interest income.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2022	2021	Change	Percentage Change
Interest and dividend income	$20,999	$17,633	$3,366	19.1%
Interest expense	2,009	801	1,208	150.8%
Net interest income	$18,990	$16,832	$2,158	12.8%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended September 30, 2022 increased $2.2 million, or 12.8%, to $19.0 million compared to the same period in the prior year, due primarily to increases of $3.0 million in interest income on loans, including fees, and $0.3 million in interest and dividend income on taxable securities, offset by increases of $1.0 million in interest expense on deposits and $0.2 million in interest expense on borrowed funds.

The increase in interest income on loans, including fees was due primarily to a $156.6 million increase in average loan balances, representing increases across all loan categories. The average yield on loans increased 35 basis points when compared to the same period in the prior year, primarily related to the commercial loan portfolio due to an increase in average interest rates on new loan originations and increases on adjustable rate loans. The increase in interest and dividend income on taxable securities was due primarily to an increase in average invested balances of $42.4 million, and an eight basis points increase in the average yield due to an increase in average interest rates. Average invested balances on taxable securities increased primarily due to purchases of higher yield securities exceeding repayments. The increase in interest expense on deposits was due primarily to an increase in the average balances on time deposits of $108.3 million, driven by increases in customer and brokered certificates of deposits, and a 43 basis points increase in the average rate, due to the rising interest rate environment. The increase in interest expense on borrowed funds was due primarily to a $28.2 million increase in average balances of overnight advances to fund loans. Interest income on interest-earning deposits increased primarily due to an increase of 183 basis points in the average rate on interest-earning deposits in the third quarter of 2022 when compared to the same period in the prior year, as a result of the increases in the Federal Funds rate.

Fully taxable equivalent net interest margin was 3.08% in the third quarter of 2022, compared to 2.88% for the same period in the prior year. Average interest-earning assets increased $129.4 million for the three months ended September 30, 2022 compared to the same period in the prior year. The average yield on interest-earning assets increased 39 basis points, and the average cost of interest-bearing liabilities increased 29 basis point in the third quarter of 2022, compared to the same period in the prior year.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	Percentage Change
Interest and dividend income	$56,995	$51,318	$5,677	11.1%
Interest expense	3,687	2,621	1,066	40.7%
Net interest income	$53,308	$48,697	$4,611	9.5%

Net interest income for the nine months ended September 30, 2022 totaled $53.3 million compared to $48.7 million for the same period in the prior year, an increase of $4.6 million, or 9.5% due primarily to an increase of $5.7 million in interest and dividend income, partially offset by an increase of $1.1 million in interest expense. The increase in interest and dividend income for the first nine months of 2022 was primarily attributed to increases of $3.6 million in interest income on loans, including fees, and $2.1 million in interest and dividend income on taxable securities.

The increase in interest income on loans, including fees, was mostly attributable to increases of $16.2 million, $24.3 million, and $4.7 million in the average balances of the commercial loan, mortgage loan, and consumer loan portfolios, respectively, and an increase in the average yield on the commercial loan portfolio of 32 basis points due to an increases in average interest rates on new loan originations and increases on adjustable rate loans. The increase in interest income on taxable securities was mostly attributable to a $127.6 million increase in average balances of taxable securities and a 14 basis points increase in average yield, primarily attributable to purchases of new securities at higher rates and the recognition of a prepayment penalty on a mortgage-backed security investment, when compared to the same period in the prior year. The increase in interest expense was primarily attributed to a $0.8 million increase in interest expense on deposits due primarily to an increase in the average balances on time deposits of $9.2 million, driven by increases in customer and brokered certificates of deposits, and an 18 basis points increase in the average rate, due to the rising interest rate environment. The increase in interest expense on deposits was due primarily to a $21.6 million increase in average balances of interest-bearing deposits which included a $38.1 million increase in average balances of one-way brokered deposits, and a $20.3 million increase in average balances of savings and money market accounts. These increases were partially offset by decreases of $7.9 million in average balances of interest-bearing checking accounts, and $28.0 million in time deposits. The $0.3 million increase in interest expense on borrowed funds due primarily to a $18.9 million increase in average balances of overnight advances when compared to the same period in the prior year to fund loan growth.

The average yield on interest-earning assets increased 20 basis points, and the average cost of interest-bearing liabilities increased eight basis points for the nine months ended September 30, 2022, as compared to the same period in the prior year. Average interest-earning assets increased $97.4 million for the nine months ended September 30, 2022 compared to the same period in the prior year. Fully taxable equivalent net interest margin was 2.98% for the nine months ended September 30, 2022 compared to 2.83% for the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and nine months ended September 30, 2022 and 2021. For the purpose of the tables below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments. Loan fee income of $0.1 million and $1.1 million for the three month periods ended September 30, 2022 30, 2022 and 2021, respectively, related to the Paycheck Protection Program. Loan fee income of $1.7 million and $3.0 million for the nine month periods ended September 30, 2022 and 2021, respectively, related to the Paycheck Protection Program.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,164,783	$13,120	4.47%	$1,065,476	$10,656	3.97%
Mortgage loans	279,102	2,389	3.40%	249,651	2,086	3.32%
Consumer loans	231,974	2,211	3.78%	204,137	1,944	3.78%
Taxable securities	723,602	2,985	1.64%	681,160	2,678	1.56%
Tax-exempt securities	41,918	326	3.09%	41,654	327	3.11%
Interest-earning deposits	15,839	80	2.00%	85,739	36	0.17%
Total interest-earning assets	2,457,218	21,111	3.41%	2,327,817	17,727	3.02%

Non-earning assets:
Cash and due from banks	24,494			27,421
Other assets	47,256			92,719
Allowance for loan losses	(17,667)			(20,850)
Total assets	$2,511,301			$2,427,107

Interest-bearing liabilities:
Interest-bearing demand deposits	$258,420	$112	0.17%	$272,236	$52	0.08%
Savings and insured money market deposits	927,737	575	0.25%	943,996	205	0.09%
Time deposits	344,363	1,118	1.29%	236,062	511	0.86%
Capital leases and other debt	31,646	204	2.56%	3,681	33	3.56%
Total interest-bearing liabilities	1,562,166	2,009	0.51%	1,455,975	801	0.22%

Non-interest-bearing liabilities:
Demand deposits	726,874			729,223
Other liabilities	41,617			33,886
Total liabilities	2,330,657			2,219,084
Shareholders' equity	180,644			208,023
Total liabilities and shareholders’ equity	$2,511,301			$2,427,107
Fully taxable equivalent net interest income		19,102			16,926
Net interest rate spread (1)			2.90%			2.80%
Net interest margin, fully taxable equivalent (2)			3.08%			2.88%
Taxable equivalent adjustment		(112)			(94)
Net interest income		$18,990			$16,832

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$1,116,687	$34,911	4.18%	$1,100,503	$31,741	3.86%
Mortgage loans	270,484	6,798	3.36%	246,179	6,342	3.44%
Consumer loans	212,047	5,953	3.75%	207,357	5,970	3.85%
Taxable securities	744,503	8,542	1.53%	616,862	6,435	1.39%
Tax-exempt securities	42,190	989	3.13%	41,401	976	3.15%
Interest-earning deposits	22,468	116	0.69%	98,666	131	0.18%
Total interest-earning assets	2,408,379	57,309	3.18%	2,310,968	51,595	2.98%

Non-earning assets:
Cash and due from banks	24,317			26,789
Other assets	56,592			94,323
Allowance for loan losses	(19,657)			(21,073)
Total assets	$2,469,631			$2,411,007

Interest-bearing liabilities:
Interest-bearing demand deposits	$275,062	$219	0.11%	$282,970	$174	0.08%
Savings and insured money market deposits	948,411	1,029	0.15%	928,137	714	0.10%
Time deposits	276,717	2,075	1.00%	267,475	1,633	0.82%
Capital leases and other debt	22,414	364	2.17%	3,745	100	3.57%
Total interest-bearing liabilities	1,522,604	3,687	0.32%	1,482,327	2,621	0.24%

Non-interest-bearing liabilities:
Demand deposits	724,000			691,616
Other liabilities	35,618			34,141
Total liabilities	2,282,222			2,208,084
Shareholders' equity	187,409			202,923
Total liabilities and shareholders’ equity	$2,469,631			$2,411,007
Fully taxable equivalent net interest income		53,622			48,974
Net interest rate spread (1)			2.86%			2.74%
Net interest margin, fully taxable equivalent (2)			2.98%			2.83%
Taxable equivalent adjustment		(314)			(277)
Net interest income		$53,308			$48,697

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and nine months ended September 30, 2022 and 2021. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30, 2022 vs. 2021
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$2,464	$1,049	$1,415
Mortgage loans	303	252	51
Consumer loans	267	267	—
Taxable investment securities	307	168	139
Tax-exempt investment securities	(1)	2	(3)
Interest-earning deposits	44	(53)	97
Total interest and dividend income, fully taxable equivalent	3,384	1,685	1,699

Interest expense on:
Interest-bearing demand deposits	60	(3)	63
Savings and insured money market deposits	370	(4)	374
Time deposits	607	290	317
Capital leases and other debt	171	183	(12)
Total interest expense	1,208	466	742
Net interest income, fully taxable equivalent	$2,176	$1,219	$957

	Nine Months Ended September 30, 2022 vs. 2021
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$3,170	$478	$2,692
Mortgage loans	456	608	(152)
Consumer loans	(17)	136	(153)
Taxable investment securities	2,107	1,417	690
Tax-exempt investment securities	13	19	(6)
Interest-earning deposits	(15)	(164)	149
Total interest and dividend income, fully taxable equivalent	5,714	2,494	3,220

Interest expense on:
Interest-bearing demand deposits	45	(6)	51
Savings and insured money market deposits	315	13	302
Time deposits	442	60	382
Capital leases and other debt	264	317	(53)
Total interest expense	1,066	384	682
Net interest income, fully taxable equivalent	$4,648	$2,110	$2,538

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Management continued to evaluate the potential impact of the COVID-19 pandemic as it relates to the loan portfolio. As part of this analysis, the Corporation released the final $1.2 million of the pandemic related portion of the allowance in the third quarter of 2022. In total, the Corporation released $4.3 million and utilized $0.5 million of the pandemic related allowance established in 2020.

The provision for loan losses increased $0.9 million when compared to the same period in the prior year, to a credit of $1.3 million for the three months ended September 30, 2022. The increase in the provision for loan losses was primarily due to $1.2 million of additional provision related to increased loan growth, along with additional provision for loan concentrations and deteriorating national economic conditions, offset by a $1.0 million decrease in the pandemic related portion of the allowance, when compared to the same period in the prior year. These decreases in the provision were offset by additional provision related to increased loan growth. Net charge-offs for the third quarters of 2022 and 2021 were $0.1 million.

The provision for loan losses for the nine months ended September 30, 2022 and 2021 was a credit of $1.6 million and $0.1 million, respectively. The $1.6 million decrease in the provision for loan losses in the nine months ended September 30, 2022, when compared to the same period in the prior year was primarily due to the $2.4 million release of pandemic related portion of the allowance as of September 30, 2022, the $1.5 million release of a specific reserve related to the sale of a large commercial real estate credit, positive impacts of $0.8 million related to upgrades of two large commercial credits, and a $1.0 million decrease in the historical loss factor due to the roll-off of a commercial real estate owner occupied property previously charged off in the second quarter of 2020. These decreases in the provision were offset by additional provision of $1.7 million related to increased loan growth, along with additional provision for loan concentrations and deteriorating national economic conditions.

Net charge-offs for the nine months ended September 30, 2022 were $0.8 million, compared to a net recovery of $0.1 million for the same period in 2021. The $0.8 million net charge-off for the nine months ended September 30, 2022, was mostly attributed to the sale of a large commercial real estate credit. The $0.1 million net recovery for the nine month period ended September 30, 2021 was mostly attributed to the recovery of a partial charge-off of a commercial loan in the second quarter of 2021.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2022	2021	Change	Percentage Change
WMG fee income	$2,403	$2,765	$(362)	(13.1)%
Service charges on deposit accounts	989	856	133	15.5%
Interchange revenue from debit card transactions	1,126	1,237	(111)	(9.0)%
Changes in fair value of equity investments	(93)	15	(108)	(720.0)%
Net gains on sales of loans held for sale	7	242	(235)	(97.1)%
Net gains (losses) on sales of other real estate owned	22	—	22	N/M
Income from bank owned life insurance	12	13	(1)	(7.7)%
CFS fee and commission income	251	346	(95)	(27.5)%
Other	319	496	(177)	(35.7)%
Total non-interest income	$5,036	$5,970	$(934)	(15.6)%

Total non-interest income for the third quarter of 2022 decreased $0.9 million compared to the same period in the prior year primarily due to decreases in WMG fee income, net gains on sales of loans held for sale, other non-interest income, interchange revenue from debit card transactions and changes in fair value of equity investments, offset by an increase in service charges on deposit accounts.

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

Change in Other Non-Interest Income
The decrease in other non-interest income was primarily due to $0.1 million in one-time property and sales tax refunds, and a $0.1 million gain on the sale of real estate property associated with a branch closure, in the same period in the prior year.

Change in Interchange Revenue from Debit Card Transactions
The decrease in interchange revenue from debit card transactions was primarily due to a decrease in debit card usage when compared to the same period in the prior year.

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

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	Percentage Change
WMG fee income	$7,788	$8,246	$(458)	(5.6)%
Service charges on deposit accounts	2,789	2,305	484	21.0%
Interchange revenue from debit card transactions	3,462	3,622	(160)	(4.4)%
Changes in fair value of equity investments	(448)	203	(651)	(320.7)%
Net gains on sales of loans held for sale	106	884	(778)	(88.0)%
Net gains (losses) on sales of other real estate owned	68	(18)	86	477.8%
Income from bank owned life insurance	34	39	(5)	(12.8)%
CFS fee and commission income	775	796	(21)	(2.6)%
Other	1,444	2,006	(562)	(28.0)%
Total non-interest income	$16,018	$18,083	$(2,065)	(11.4)%

Total non-interest income for the nine months ended September 30, 2022 decreased $2.1 million compared to the same period in the prior year. The decrease was primarily due to decreases in net gains on sales of loans held for sale, changes in fair value of equity investments, WMG fee income, and other non-interest income, offset by an increase in service charges on deposit accounts.

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

Change in Other Non-Interest Income
The decrease in other non-interest income was due primarily to the receipt of $0.6 million in real estate and sale tax refunds received in the same period of the prior year.

Change in Service Charges on Deposit Accounts
The increase in service charges on deposit accounts was primarily due to an increase in non-sufficient fund and overdraft fees when compared to the same period in the prior year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2022	2021	Change	Percentage Change
Compensation expense:
Salaries and wages	$6,550	$6,259	$291	4.6%
Pension and other employee benefits	2,024	1,511	513	34.0%
Other components of net periodic pension and postretirement benefits	(413)	(391)	(22)	5.6%
Total compensation expense	8,161	7,379	782	10.6%

Non-compensation expense:
Net occupancy	1,269	1,432	(163)	(11.4)%
Furniture and equipment	493	409	84	20.5%
Data processing	2,087	2,210	(123)	(5.6)%
Professional services	442	542	(100)	(18.5)%
Amortization of intangible assets	—	42	(42)	(100.0)%
Marketing and advertising	266	162	104	64.2%
Other real estate owned expenses	12	7	5	71.4%
FDIC insurance	389	356	33	9.3%
Loan expenses	(64)	196	(260)	(132.7)%
Other	1,522	1,365	157	11.5%
Total non-compensation expense	6,416	6,721	(305)	(4.5)%
Total non-interest expense	$14,577	$14,100	$477	3.4%

Total non-interest expense for the third quarter of 2022 increased $0.5 million compared to the same period in the prior year. The increase was due to an increase in total compensation expense, offset by a decrease in total non-compensation expense. For the three months ended September 30, 2022, and 2021, non-interest expense to average assets was 2.30%.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be primarily attributed to an increase in pension and other employee benefits primarily due to an increase in employee healthcare expenses, and an increase in salaries and wages primarily attributed to new and seasonal hiring and severance expense, and a decrease in deferred salary costs related to PPP, offset by a decline in the market value of the Corporation's deferred compensation plan.

Non-compensation expense
The decrease in non-compensation expense, compared to the same period in the prior year, can be primarily attributed to decreases in loan expenses, net occupancy, data processing and professional services, offset by increases in other non-compensation expense and marketing and advertising expense.

Loan expenses decreased primarily due to the timing of flat fee payments related to indirect loan activity. Net occupancy expenses decreased primarily due to decreases in depreciation expense related to the sale of properties, when compared to the same period in the prior year. Data processing expenses decreases primarily due to the timing of invoices, when compared to the same period in the prior year. The decrease in professional services can mostly be attributed to a decrease in legal fees compared to the same period in the prior year. The increase in other non-compensation expense can mostly be attributed to increases in various categories including non-loan charge offs, insurance and education expense when compared to the same period in the prior year. Marketing and advertising expenses increased primarily due to the timing of initiatives.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	Percentage Change
Compensation expense:
Salaries and wages	$18,829	$18,058	$771	4.3%
Pension and other employee benefits	5,679	4,450	1,229	27.6%
Other components of net periodic pension and postretirement benefits	(1,224)	(1,173)	(51)	4.3%
Total compensation expense	23,284	21,335	1,949	9.1%

Non-compensation expense:
Net occupancy	4,065	4,446	(381)	(8.6)%
Furniture and equipment	1,340	1,185	155	13.1%
Data processing	6,742	6,261	481	7.7%
Professional services	1,627	1,531	96	6.3%
Amortization of intangible assets	15	232	(217)	(93.5)%
Marketing and advertising	726	572	154	26.9%
Other real estate owned expenses	(17)	24	(41)	(170.8)%
FDIC insurance	987	1,075	(88)	(8.2)%
Loan expenses	327	720	(393)	(54.6)%
Other	4,491	3,923	568	14.5%
Total non-compensation expense	20,303	19,969	334	1.7%
Total non-interest expense	$43,587	$41,304	$2,283	5.5%

Total non-interest expense for the nine months ended September 30, 2022 increased $2.3 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For the nine months ended September 30, 2022, non-interest expense to average assets was 2.36%, compared to 2.29% for the same period in the prior year.

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

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to increases in other non-interest expense, data processing, furniture and equipment, and marketing and advertising, offset primarily by decreases in loan expenses, net occupancy expense, amortization of intangible assets and FDIC insurance.

The increase in other non-interest expense can mostly be attributed to $0.1 million of additional restitution regarding previously disclosed consumer compliance matters, and a $0.2 million related reserve which was initially released in the second quarter of 2021. The increase in data processing expense was primarily due to investment in the Corporation's new Tap-to-Pay debit cards supporting contactless transactions, increased software maintenance expenses, and a credit received in the same period of the prior year. The increase in furniture and equipment can mostly be attributed to investments in updated building security equipment and ATM system upgrades when compared to the same period in the prior year. The increase in marketing and advertising expense can mostly be attributed to the timing of initiatives when compared to the same period in the prior year. Loan expenses decreased primarily due to the timing of flat fee payments related to indirect loan activity. Net occupancy expenses decreased primarily due to decreases in depreciation expense related to the sale of properties, when compared to the same period in the prior year. Amortization of intangible assets decreased primarily due to intangible assets reaching fully depreciated value. FDIC insurance decreased primarily due to a decrease in the assessment rate when compared to the same period in the prior year.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2022	2021	Change	Percentage Change
Income before income tax expense	$8,194	$8,346	$(152)	(1.8)%
Income tax expense	1,741	1,700	41	2.4%
Effective tax rate	21.2%	20.4%

Income tax expense was $1.7 million for the current quarter and the same period in the prior year. The effective income tax rate increased from 20.4% for the third quarter of 2021 to 21.2% for the third quarter of 2022.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	Percentage Change
Income before income tax expense	$27,373	$25,529	$1,844	7.2%
Income tax expense	6,029	5,558	471	8.5%
Effective tax rate	22.0%	21.8%

Income tax expense for the nine months ended September 30, 2022 and 2021 were $6.0 million and $5.6 million, respectively. The increase in income tax expense was due primarily to an increase of $1.8 million in income before income tax expense. The effective income tax rate increased from 21.8% for the nine months ended September 30, 2021 to 22.0% for the nine months ended September 30, 2022.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	September 30, 2022	December 31, 2021	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$42,423	$26,981	$15,442	57.2%
Total investment securities, FHLB, and FRB stock	650,111	802,998	(152,887)	(19.0)%

Loans, net of deferred loan fees	1,742,755	1,518,249	224,506	14.8%
Allowance for loan losses	(18,631)	(21,025)	2,394	(11.4)%
Loans, net	1,724,124	1,497,224	226,900	15.2%

Goodwill and other intangible assets, net	21,824	21,839	(15)	(0.1)%
Other assets	112,940	69,433	43,507	62.7%
Total assets	$2,551,422	$2,418,475	$132,947	5.5%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,332,540	$2,155,433	$177,107	8.2%
Advances and other debt	4,104	18,164	(14,060)	(77.4)%
Other liabilities	59,260	33,423	25,837	77.3%
Total liabilities	2,395,904	2,207,020	188,884	8.6%

Total shareholders’ equity	155,518	211,455	(55,937)	(26.5)%
Total liabilities and shareholders’ equity	$2,551,422	$2,418,475	$132,947	5.5%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in securities, loans, deposits and borrowings.

Investment securities
The decrease in investment securities can be mostly attributed to $85.4 million in paydowns and a decrease in the fair value of the portfolio of $103.3 million, due to increases in interest rates, offset by purchases in the amount of $27.6 million.

Loans, net
The increase in loans, net of deferred loan fees, can be primarily attributed to growth of $139.0 million in commercial mortgages, $4.8 million in commercial and industrial loans, $23.8 million in residential mortgages, $49.6 million in indirect consumer loans and $7.3 million in other consumer loans. Paydowns due to SBA forgiveness of PPP loans decreased the total loan portfolio by $41.8 million during the nine months ended September 30, 2022.

Allowance for Loan Losses
The decrease in the allowance for loan losses can be primarily attributed to the $2.4 million release of the pandemic related portion of the allowance as of September 20, 2022, the $1.5 million release of a specific reserve related to the sale of a large commercial real estate credit, positive impacts of $0.8 million related to upgrades of two large commercial credits, and a $1.0 million decrease in the historical loss factor due to the roll-off of a commercial real estate owner occupied property previously charged off in the second quarter of 2020. These decreases were offset by $1.7 million of additional provision related to increased loan growth, along with additional provision for loan concentrations and deteriorating national economic conditions.

Other Assets
The increase in other assets can be primarily attributed to increases of $25.9 million in the deferred tax asset and $19.3 million in the interest rate swap asset.

Deposits
The increase in deposits can be attributed to increases of $33.8 million in time deposits, $119.7 million in brokered deposits, and $2.7 million in savings deposits, $8.4 million in non-interest-bearing demand deposits, $2.5 million in interest-bearing demand deposit accounts, and $10.1 million in money market accounts.

Advances and Other Debt
The decrease in advances and other debt can be primarily attributed to a decrease in overnight FHLBNY borrowing.

Other liabilities
The increase in other liabilities can be primarily attributed to an increase of $19.1 million in interest rate swap liabilities.

Shareholders’ equity
Shareholders’ equity was $155.5 million at September 30, 2022 compared to $211.5 million at December 31, 2021. The decrease can be primarily attributed to an increase in accumulated other comprehensive loss of $73.4 million and $4.3 million in dividends declared during the nine months ended September 30, 2022, offset by earnings of $21.3 million, during the nine months ended September 30, 2022. The increase in accumulated other comprehensive loss can be primarily attributed to a decrease in the fair market value of the available for sale securities portfolio due to the increase in interest rates. Treasury stock increased $0.2 million, primarily due to the repurchase of the Corporation's common stock, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The Corporation repurchased 14,263 shares during the first quarter of 2022 at a cost of $0.6 million, at an average cost of $45.00 per share. No shares were repurchased during the second or third quarters of 2022. As of September 30, 2022, a total of 49,184 shares have been repurchased at an average cost of $40.42 per share, pursuant to the Corporation's stock repurchase plan.

Assets under management or administration
The market value of total assets under management or administration in WMG was $1.921 billion at September 30, 2022, including $309.0 million of assets held under management or administration for the Corporation, compared to $2.325 billion at December 31, 2021, including $344.2 million of assets held under management or administration for the Corporation, a decrease of $403.4 million, or 17.35%, due to price declines in the capital markets.

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

The available for sale segment of the securities portfolio totaled $640.4 million at September 30, 2022, a decrease of $151.7 million, or 19.2%, from $792.0 million at December 31, 2021. The decrease can be mostly attributed to $72.6 million in paydowns, and a decrease in the fair value of the portfolio of $102.8 million due to increases in interest rates, offset by purchases of $23.5 million. New purchases during the nine months ended September 30, 2022 were primarily in mortgage-backed securities, SBA loan pools, and corporate subordinated debt issues. There were no purchases in the second or third quarters of 2022. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit. These securities totaled $3.2 million at September 30, 2022 and $3.8 million at December 31, 2021.

Non-marketable equity securities at September 30, 2022 and December 31, 2021 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million and $2.1 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans. Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2021 to September 30, 2022 ($ in thousands):

LOAN COMPOSITION
	September 30, 2022	% of Total Loans	December 31, 2021	% of Total Loans	Dollar Change	Percentage Change
Commercial and agricultural:
Commercial and industrial	$262,014	15.0%	$256,893	16.9%	$5,121	2.0%
Agricultural	75	—%	394	—%	(319)	(81.0)%
Commercial mortgages:
Construction	105,330	6.1%	82,204	5.4%	23,126	28.1%
Commercial mortgages	836,190	48.0%	720,358	47.5%	115,832	16.1%
Residential mortgages	283,128	16.2%	259,334	17.1%	23,794	9.2%
Consumer loans:
Home equity lines and loans	76,871	4.4%	70,670	4.7%	6,201	8.8%
Indirect consumer loans	168,214	9.7%	118,569	7.8%	49,645	41.9%
Direct consumer loans	10,933	0.6%	9,827	0.6%	1,106	11.3%
Total	$1,742,755	100.0%	$1,518,249	100.0%	$224,506	14.8%

Portfolio loans totaled $1.743 billion at September 30, 2022, an increase of $224.5 million, or 14.8%, from $1.518 billion at December 31, 2021. The increase in loans can be attributed to increases in all portfolios of, $139.0 million in commercial mortgage loans, $23.8 million in residential mortgages, $49.6 million in indirect consumer loans, $7.3 million in other consumer loans, and $4.8 million in commercial and industrial loans.

The increase in commercial mortgages can be primarily attributed to new originations in the multi-family portfolio. Paydowns due to SBA forgiveness of PPP loans decreased the total loan portfolio by $41.8 million as of September 30, 2022, when compared to December 31, 2021. Residential mortgage loans totaled $283.1 million at September 30, 2022, an increase of $23.8 million, or 9.2%, from December 31, 2021. During the nine months ended September 30, 2022, $59.4 million of residential mortgages were originated, of which $5.7 million were sold in the secondary market to Freddie Mac. Indirect consumer loans totaled $168.2 million at September 30, 2022, an increase of $49.6 million, or 41.9%, from December 31, 2021, primarily due to a switch in the Corporation’s pricing from a dealer reserve pricing model to a flat fee program effective August, 2021, as well as increased demand for automobiles. During the nine months ended September 30, 2022, $94.5 million of indirect automobile loans were originated, reflecting new franchise relationships and investments in technology to enhance the program. For the nine months ended September 30, 2022, indirect loan originations were comprised of 35% new automobiles and 65% used automobiles, which represents a shift from December 31, 2021 towards an increase in new automobile purchases. The Corporation anticipates that future growth in portfolio loans will continue to be concentrated in commercial mortgages and commercial and industrial loans, particularly within the Corporation's Western New York market.

The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	September 30, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Chemung Canal Trust Company*^	$682,562	$639,144	$658,468	$576,399	$603,133
Capital Bank Division	1,060,193	879,105	877,995	732,820	708,773
Total loans	$1,742,755	$1,518,249	$1,536,463	$1,309,219	$1,311,906
* All loans, excluding those originated by the Capital Bank division.
^ Includes $67.4 million and $47.0 million as of September 30, 2022 and December 31, 2021, respectively, in the Western New York market.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Specific industries are identified using NAICS codes. The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At September 30, 2022 and December 31, 2021, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 48.8% and 45.1% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of September 30, 2022 and December 31, 2021.

The table below shows the maturity of loans outstanding as of September 30, 2022. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$62,811	$96,383	$97,641	$5,179	$262,014
Agricultural	—	26	49	—	75
Commercial mortgages:
Construction	5,631	27,614	62,886	9,199	105,330
Commercial mortgages	25,218	189,968	596,579	24,425	836,190
Residential mortgages	7,438	8,037	135,705	131,948	283,128
Consumer loans:
Home equity lines and loans	372	5,416	47,188	23,895	76,871
Indirect consumer loans	2,370	79,799	86,043	2	168,214
Direct consumer loans	37	676	8,157	2,063	10,933
Total	$103,877	$407,919	$1,034,248	$196,711	$1,742,755

Loans maturing with:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Fixed interest rates	$253,125	$482,721	$97,052	$832,898
Variable interest rates	154,794	551,527	99,659	805,980
Total	$407,919	$1,034,248	$196,711	$1,638,878

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

The following table summarizes the Corporation's non-performing assets ($ in thousands):

NON-PERFORMING ASSETS
	September 30, 2022	December 31, 2021
Non-accrual loans	$3,865	$3,469
Non-accrual troubled debt restructurings	4,445	4,645
Total non-performing loans	8,310	8,114
Other real estate owned	193	113
Total non-performing assets	$8,503	$8,227

Ratio of non-performing loans to total loans	0.48%	0.54%
Ratio of non-performing assets to total assets	0.33%	0.34%
Ratio of allowance for loan losses to non-performing loans	224.21%	259.17%

Accruing loans past due 90 days or more (1)	$—	$4
Accruing troubled debt restructurings (1)	$1,411	$5,643
(1) Not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $8.3 million, or 0.48% of total loans at September 30, 2022, compared to $8.1 million, or 0.54% of total loans at December 31, 2021. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $8.5 million, or 0.33% of total assets, at September 30, 2022, compared to $8.2 million, or 0.34% of total assets, at December 31, 2021. The increase in non-performing loans can mostly be attributed to the addition of two commercial loans to non-accrual status in the nine month period ended September 30, 2022. The increase in non-performing assets can be attributed to the increase in non-performing loans.

Accruing Loans Past due 90 Days or More

There was no recorded investment in accruing loans past due 90 days at September 30, 2022, compared to $4 thousand at December 31, 2021.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation has modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 were considered current for COVID-19 related modifications and therefore were not be treated as TDRs until January 1, 2022. As of September 30, 2022, the Corporation had no COVID-19 related modifications. As of September 30, 2022, the Corporation had $4.4 million of non-accrual TDRs compared to $4.6 million as of December 31, 2021. As of September 30, 2022 and December 31, 2021, the Corporation had $1.4 million and $5.6 million respectively, of accruing TDRs.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The recorded investment balance of impaired loans at September 30, 2022 totaled $7.9 million, including TDRs of $5.9 million, compared to $11.6 million, including TDRs of $10.3 million, at December 31, 2021. Included in the recorded investment of impaired loans at September 30, 2022, were loans totaling $2.1 million for which impairment allowances of $1.4 million have been specifically allocated to the allowance for loan losses. As of December 31, 2021, the impaired loan total included $5.2 million of loans for which specific impairment allowances of $3.0 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $18.6 million at September 30, 2022, and $21.0 million at December 31, 2021. The allowance for loan losses was 224.21% of non-performing loans at September 30, 2022 compared to 259.17% at December 31, 2021. The ratio of allowance for loan losses to total loans was 1.07% at September 30, 2022, compared to 1.38% at December 31, 2021. The ratio of the allowance for loan losses to total loans excluding PPP loans was 1.07% at September 30, 2022, compared to 1.43% at December 31, 2021. Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Management continued to evaluate the potential impact of the COVID-19 pandemic as it relates to the loan portfolio. As part of this analysis, the Corporation released the final $1.2 million of the pandemic related portion of the allowance in the third quarter of 2022. In total, the Corporation released $4.3 million and utilized $0.5 million of the pandemic related allowance established in 2020. Net charge-offs for the nine months ended September 30, 2022 were $0.8 million, compared to net recoveries for the nine months ended September 30, 2021 of $0.1 million.

The table below summarizes the Corporation’s allowance for loan losses and non-accrual loans outstanding by loan category at September 30, 2022 and December 31, 2021 (in thousands):

ALLOWANCE FOR LOAN LOSSES BY LOAN CATEGORY

Balance at September 30, 2022	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	$3,515	1.34%	$2,360	0.90%	148.94%
Commercial mortgages	10,986	1.17%	3,852	0.41%	285.20%
Residential mortgages	1,796	0.63%	699	0.25%	256.94%
Consumer loans	2,334	0.91%	1,399	0.55%	166.83%
Total	$18,631	1.07%	$8,310	0.48%	224.20%

Balance at December 31, 2021	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	$3,591	1.40%	$1,932	0.75%	185.87%
Commercial mortgages	13,556	1.69%	3,878	0.48%	349.56%
Residential mortgages	1,803	0.70%	1,039	0.40%	173.53%
Consumer loans	2,075	1.04%	1,265	0.64%	164.03%
Total	$21,025	1.38%	$8,114	0.54%	259.17%
[1] Ratio is a percentage of loan category.
The table below summarizes the Corporation’s consolidated credit ratios at September 30, 2022 and December 31, 2021:

Consolidated Ratios	September 30, 2022	December 31, 2021
Non-performing loans to total loans	0.48%	0.54%
Allowance for loan losses to total loans	1.07%	1.38%
Allowance for loan losses to total loans, net of PPP	1.07%	1.43%
Allowance for loan losses to non-performing loans	224.21%	259.17%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the nine months ended September 30, 2022 and September 30, 2021:

Credit Ratios	September 30, 2022	September 30, 2021
Commercial and agricultural	—%	(0.07)%
Commercial mortgages	—%	0.01%
Residential mortgages	(0.01)%	0.03%
Consumer loans	0.07%	0.04%
Total	0.01%	—%

The table below summarizes the Corporation’s loan loss experience for the nine months ended September 30, 2022 and 2021 (in thousands):

SUMMARY OF LOAN LOSS EXPERIENCE
	Nine Months Ended September 30,
	2022	2021
Balance of allowance for loan losses at beginning of period	$21,025	$20,924

Charge-offs:
Commercial and agricultural	20	25
Commercial mortgages	687	44
Residential mortgages	—	71
Consumer loans	599	510
Total charge-offs	1,306	650

Recoveries:
Commercial and agricultural	37	283
Commercial mortgages	3	2
Residential mortgages	40	10
Consumer loans	466	424
Total recoveries	546	719

Net charge-offs (recoveries)	760	(69)
Provision (credit) for loan losses	(1,634)	(53)
Balance of allowance for loan losses at end of period	$18,631	$20,940

Other Real Estate Owned

At September 30, 2022, OREO totaled $0.2 million compared to $0.1 million at December 31, 2021. The increase in other real estate owned was due primarily to the addition of five residential properties in the first nine months of 2022, offset by the sale of three residential properties in the first nine months of 2022.

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2021 to September 30, 2022 (in thousands):

DEPOSITS
	September 30, 2022	December 31, 2021	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$747,972	$739,607	$8,365	1.1%
Interest-bearing demand deposits	287,172	284,721	2,451	0.9%
Insured money market accounts	664,616	654,553	10,063	1.5%
Savings deposits	282,916	280,195	2,721	1.0%
Time deposits	349,864	196,357	153,507	78.2%
Total	$2,332,540	$2,155,433	$177,107	8.2%

Deposits totaled $2.333 billion at September 30, 2022 compared to $2.155 billion at December 31, 2021, an increase of $177.1 million, or 8.2%. The increase was primarily attributable to increases of $153.5 million in time deposits, $10.1 million in money market accounts, $8.4 million in non-interest-bearing demand deposits, $2.7 million in savings deposits, and $2.5 million in interest-bearing demand deposits. The growth in deposits was due primarily to increases of $26.8 million in public deposits, $119.7 million in one-way brokered deposits used to support loan growth, and $34.4 million in consumer deposits, offset by a decrease of $3.8 million in commercial deposits. At September 30, 2022, demand deposit and money market accounts comprised 72.9% of total deposits compared to 77.9% at December 31, 2021.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	September 30, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Chemung Canal Trust Company*	$1,892,369	$1,739,826	$1,686,370	$1,317,225	$1,328,658
Capital Bank Division	440,171	415,607	351,404	254,913	240,579
Total	$2,332,540	$2,155,433	$2,037,774	$1,572,138	$1,569,237
*All deposits, excluding those originated by the Capital Bank division.

In addition to consumer, commercial and public deposits, other sources of funds include reciprocal brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Brokered deposits include funds obtained through brokers. Deposits obtained through the CDARS and ICS programs were $430.8 million as of September 30, 2022, including $119.7 million of one-way brokered deposits, and $288.1 million as of December 31, 2021, which included no brokered deposits. The increase in CDARS and ICS deposits was due to the seasonal inflow of municipal client balances.

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

Borrowings

Borrowings decreased $14.1 million to $4.1 million at September 30, 2022 from December 31, 2021, primarily attributable to a decrease in FHLBNY overnight advances when compared to December 31, 2021. There were no outstanding FHLBNY term advances as of and for the nine months and year ended September 30, 2022, and December 31, 2021, respectively.

Shareholders’ Equity

Total shareholders' equity decreased $55.9 million from $211.5 million at December 31, 2021 to $155.5 million at September 30, 2022, primarily due to an increase in accumulated other comprehensive loss, offset by an increase in retained earnings. The increase in accumulated other comprehensive loss of $73.4 million can be mostly attributed to the decrease in the fair market value of the available for sale securities portfolio. The increase in retained earnings of $17.0 million was due primarily to earnings of $21.3 million, offset by $4.3 million in dividends declared during the nine months ended September 30, 2022. Treasury stock increased $0.2 million, primarily due to the Corporation's common stock repurchase program, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 6.10% at September 30, 2022 compared to 8.74% at December 31, 2021. The tangible equity to tangible assets ratio was 5.29% at September 30, 2022 compared to 7.91% at December 31, 2021. Book value per share decreased to $33.14 at September 30, 2022 from $45.09 at December 31, 2021.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of September 30, 2022, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Corporation repurchased 14,263 shares in the first quarter of 2022 at the weighted average cost of $45.00 per share. No shares were repurchased in the second or third quarters of 2022. As of September 30, 2022, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares at September 30, 2022.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $203.5 million and $161.0 million at September 30, 2022 and December 31, 2021, respectively. The Corporation also had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at September 30, 2022 and December 31, 2021, respectively. The Corporation borrowed $0.7 million and $14.6 million with FHLBNY overnight advances as of September 30, 2022 and December 31, 2021, respectively.

Management believes that the Corporation's liquidity position is strong. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, brokered deposits, FHLB borrowings, securities sold under agreements to repurchase and other borrowings. At September 30, 2022, the Corporation's cash and cash equivalents balance was $42.4 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of September 30, 2022, the Corporation's investment in securities available for sale was $640.4 million, $481.7 million of which was not pledged as collateral. Additionally, the Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $203.5 million as of September 30, 2022.

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

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$32,685	$26,578
Net cash used in investing activities	(175,576)	(204,669)
Net cash provided by financing activities	158,333	131,250
Net increase (decrease) in cash and cash equivalents	$15,442	$(46,841)

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first nine months of 2022 and 2021 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first nine months of 2022 and 2021 predominantly resulted from a net increase in loans and purchases of securities available for sale, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first nine months of 2022 predominantly resulted from a net increase in deposits, including brokered deposits, and overnight advances. Cash provided by financing activities during the first nine months of 2021 predominantly resulted from a net increase in deposits.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of September 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of September 30, 2022, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of September 30, 2022 and December 31, 2021 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of September 30, 2022 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$232,207	12.52%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$223,558	12.05%	$148,372	8.00%	$194,738	10.50%	$185,465	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$213,576	11.52%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$204,927	11.05%	$111,279	6.00%	$157,645	8.50%	$148,372	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$213,576	11.52%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$204,927	11.05%	$83,459	4.50%	$129,826	7.00%	$120,552	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$213,576	8.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$204,927	8.03%	$102,058	4.00%	N/A	N/A	$127,572	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2021 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$215,091	14.21%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$206,988	13.69%	$120,950	8.00%	$158,746	10.50%	$151,187	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$196,147	12.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	12.44%	$90,712	6.00%	$128,509	8.50%	$120,950	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$196,147	12.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	12.44%	$68,034	4.50%	$105,831	7.00%	$98,272	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$196,147	8.06%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	7.74%	$97,151	4.00%	N/A	N/A	$121,439	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At September 30, 2022, the Bank could, without prior approval, declare dividends of approximately $43.8 million.

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

						As of the
	As of the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2022	2022	2022	2021	2021	2022	2021
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
Net interest income (GAAP)	$18,990	$17,641	$16,677	$16,892	$16,832	$53,308	$48,697
Fully taxable equivalent adjustment	112	103	99	105	94	314	277
Fully taxable equivalent net interest income (non-GAAP)	$19,102	$17,744	$16,776	$16,997	$16,926	$53,622	$48,974

Average interest-earning assets (GAAP)	$2,457,218	$2,395,704	$2,371,275	$2,364,578	$2,327,817	$2,408,379	$2,310,968

Net interest margin - fully taxable equivalent (non-GAAP)	3.08%	2.97%	2.87%	2.85%	2.88%	2.98%	2.83%

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

						As of the
	As of the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2022	2022	2022	2021	2021	2022	2021
EFFICIENCY RATIO
Net interest income (GAAP)	$18,990	$17,641	$16,677	$16,892	$16,832	$53,308	$48,697
Fully taxable equivalent adjustment	112	103	99	105	94	314	277
Fully taxable equivalent net interest income (non-GAAP)	$19,102	$17,744	$16,776	$16,997	$16,926	$53,622	$48,974

Non-interest income (GAAP)	$5,036	$5,319	$5,663	$5,787	$5,970	$16,018	$18,083
Less: net (gains) losses on security transactions	—	—	—	—	—	—	—
Adjusted non-interest income (non-GAAP)	$5,036	$5,319	$5,663	$5,787	$5,970	$16,018	$18,083

Non-interest expense (GAAP)	$14,577	$14,342	$14,668	$14,378	$14,100	$43,587	$41,304
Less: amortization of intangible assets	—	(4)	(11)	(11)	(42)	(15)	(232)
Adjusted non-interest expense (non-GAAP)	$14,577	$14,338	$14,657	$14,367	$14,058	$43,572	$41,072

Efficiency ratio (unadjusted)	60.67%	62.47%	65.66%	63.40%	61.84%	62.87%	61.85%
Efficiency ratio (adjusted)	60.40%	62.17%	65.32%	63.11%	61.40%	62.57%	61.25%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2022	2022	2022	2021	2021	2022	2021
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$155,518	$174,690	$185,510	$211,455	$206,139	$155,518	$206,139
Less: intangible assets	(21,824)	(21,824)	(21,828)	(21,839)	(21,850)	(21,824)	(21,850)
Tangible equity (non-GAAP)	$133,694	$152,866	$163,682	$189,616	$184,289	$133,694	$184,289

Total assets (GAAP)	$2,551,418	$2,449,911	$2,474,895	$2,418,475	$2,417,656	$2,551,418	$2,417,656
Less: intangible assets	(21,824)	(21,824)	(21,828)	(21,839)	(21,850)	(21,824)	(21,850)
Tangible assets (non-GAAP)	$2,529,594	$2,428,087	$2,453,067	$2,396,636	$2,395,806	$2,529,594	$2,395,806

Total equity to total assets at end of period (GAAP)	6.10%	7.13%	7.49%	8.74%	8.53%	6.10%	8.53%
Book value per share (GAAP)	$33.14	$37.24	$39.56	$45.09	$44.00	$33.14	$44.00

Tangible equity to tangible assets at end of period (non-GAAP)	5.29%	6.30%	6.67%	7.91%	7.69%	5.29%	7.69%
Tangible book value per share (non-GAAP)	$28.49	$32.59	$34.91	$40.44	$39.34	$28.49	$39.34

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except ratio data)	2022	2022	2022	2021	2021	2022	2021
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$180,644	$178,207	$203,613	$208,147	$208,023	$187,409	$202,923
Less: average intangible assets	(21,824)	(21,825)	(21,835)	(21,845)	(21,868)	(21,828)	(21,952)
Average tangible equity (non-GAAP)	$158,820	$156,382	$181,778	$186,302	$186,155	$165,581	$180,971

Return on average equity (GAAP)	14.17%	18.06%	13.68%	12.30%	12.68%	15.23%	13.16%
Return on average tangible equity (non-GAAP)	16.12%	20.58%	15.32%	13.74%	14.16%	17.23%	14.75%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2022	2022	2022	2021	2021	2022	2021
NON-GAAP NET INCOME
Reported net income (GAAP)	$6,453	$8,024	$6,867	$6,454	$6,646	$21,344	$19,971
Net (gains) losses on security transactions (net of tax)	—	—	—	—	—	—	—
Non- GAAP net income	$6,453	$8,024	$6,867	$6,454	$6,646	$21,344	$19,971

Average basic and diluted shares outstanding	4,692	4,690	4,689	4,682	4,678	4,691	4,683

Reported basic and diluted earnings per share (GAAP)	$1.37	$1.72	$1.46	$1.38	$1.42	$4.55	$4.26
Reported return on average assets (GAAP)	1.02%	1.32%	1.14%	1.04%	1.09%	1.16%	1.11%
Reported return on average equity (GAAP)	14.17%	18.06%	13.68%	12.30%	12.68%	15.23%	13.16%

Non-GAAP basic and diluted earnings per share	$1.37	$1.72	$1.46	$1.38	$1.42	$4.55	$4.26
Non-GAAP return on average assets	1.02%	1.32%	1.14%	1.04%	1.09%	1.16%	1.11%
Non-GAAP return on average equity	14.17%	18.06%	13.68%	12.30%	12.68%	15.23%	13.16%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At September 30, 2022, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 3.36% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 5.23%. Both are within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. At September 30, 2022, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by .10%. An immediate 200-basis point increase in interest rates would positively impact the market value by 0.80%. Both are within the Corporation's policy guidelines.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2022 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2022. In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of September 30, 2022.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 23, 2022.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2022	—	—	—	200,816
August 1 - August 31, 2022	—	—	—	200,816
September 1 - September 30, 2022	—	—	—	200,816
Quarter ended September 30, 2022	—	$—	—	200,816
(1)On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of September 30, 2022 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

    The following exhibits are either filed with this Form 10-Q or are incorporated herein by reference. The Corporation’s Securities Exchange Act File number is 000-13888.

3.1	Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984 (as incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.2	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988 (as incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.3	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998 (as incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the Commission on March 15, 2006).

3.4	Amended and Restated Bylaws of Chemung Financial Corporation, as amended August 17, 2022 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Commission on August 19, 2022).

31.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATED: November 9, 2022	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: November 9, 2022	By: /s/ Karl F. Krebs
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended August 17, 2022 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Commission on August 19, 2022).

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