Form 10-K
period 2022-12-31
CHEMUNG FINANCIAL CORP
filed 2023-03-22
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 OR

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based upon the closing price of the registrant's Common Stock as of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant was $176,967,568.

As of March 10, 2023, there were 4,708,557 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2023 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources.  Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

To assist the reader, the Corporation has provided the following list of commonly used abbreviations and terms included in Parts I through IV.

Abbreviations

ACL	Allowance for Credit Losses
AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank Owned Life Insurance
CAM	Common area maintenance charges
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CAPM	Capital Asset Pricing Model
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CECL	Current Expected Credit Loss
CFPB	Consumer Financial Protection Bureau
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act
CRM	Chemung Risk Management, Inc.
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institution Examination Council
FHLBNY	Federal Home Loan Bank of New York
FINRA	Financial Industry Regulatory Authority
FOFC	Fort Orange Financial Corporation
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission
GAAP	U.S. Generally Accepted Accounting Principles
GLB Act	Gramm-Leach-Bliley Act
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
IPS	Investment Policy Statement
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
NYSDFS	New York State Department of Financial Services
OCC	Office of the Comptroller of the Currency
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
PPP	Paycheck Protection Program
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
RESPA	Real Estate Settlement Procedures Act
Riegle-Neal Act	Riegle-Neal Interstate Banking and Branching Efficiency Act
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SOFR	Secured Overnight Financing Rate
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Security Guidelines	Interagency Guidelines Establishing Information Security Standards
Securities Act	Securities Act of 1933
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
Tax Act	Tax Cuts and Jobs Act of 2017
TDRs	Troubled debt restructurings
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
WMG	Wealth Management Group

Terms

Accumulated benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the pension plan is to be terminated immediately and does not consider any future salary increases.
Allowance for Credit Losses	Replaces the Allowance for Loan and Lease Losses as the contra asset account valuating the lifetime amount the Corporation anticipates will be unrecoverable from assets with credit risk. The ACL conforms with CECL requirements as outlined in ASU 2016-13, and will be implemented by the Corporation January 1, 2023.
Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel III
A comprehensive set of reform measures designed to improve the regulation, supervision, and risk management within the banking sector. The reforms require banks to maintain proper leverage ratios and meet certain capital requirements.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany, Saratoga, & Schenectady.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Economic Growth, Regulatory Relief, and Consumer Protection Act	The Economic Growth, Regulatory Relief, and Consumer Protection Act was signed on May, 24 2018 and repeals or modifies certain provisions to the Dodd-Frank Act and will ease certain regulations on all but the largest banks.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term capital lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Data is not meaningful in the context presented.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.

OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Projected benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the plan will not terminate in the near future and that employees will continue to work and receive future salary increases.
Regulatory Relief Act	The Regulatory Relief Act was signed on May, 24 2018 and repeals or modifies certain provisions to the Dodd-Frank Act and will ease certain regulations on all but the largest banks.
RWA	Risk-weighted assets, which is used to calculate regulatory capital ratios, consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
TDR	A TDR is deemed to occur when the Corporation modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

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
The Corporation became a financial holding company in June 2000. Financial holding company status provided the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services, which provide additional sources of fee-based income and allow the Corporation to better serve its customers. The Corporation established a financial services subsidiary, CFS, in September 2001 which offers non-banking financial services such as mutual funds, annuities, brokerage services, insurance and tax preparation services. The Corporation established a captive insurance subsidiary, CRM, based in the State of Nevada in May 2016, which insures gaps in commercial coverage and uninsured exposures in the Corporation's current insurance coverages and allows the Corporation to strengthen its overall risk management program.
The Corporation’s Board of Directors has concluded that the expansion of the franchise’s geographic footprint, an increase in the Bank’s interest earning assets, and the generation of new sources of non-interest income are important components of its strategic plan. Over the last 14 years, the Corporation and the Bank have completed the following transactions to grow the franchise:

•On March 14, 2008, the Bank acquired three branches from Manufacturers and Traders Trust Company in Broome and Tioga counties in New York. At the time of the acquisition, the Bank assumed $64.4 million in deposits and acquired $12.6 million in loans.

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
As a result of these transactions and organic growth, the Corporation had $2.646 billion in consolidated assets, $1.829 billion in loans, $2.327 billion in deposits, and $166.4 million in shareholders’ equity at December 31, 2022.

Growth Strategy

The Corporation’s growth strategy is to leverage its branch and digital network in current or new markets to build client relationships and grow loans and deposits. Consistent with the Corporation’s community-banking model, emphasis is placed on acquiring stable, low-cost deposits, such as checking account deposits and other low interest-bearing deposits to fund high-quality loans. The Corporation evaluates potential acquisition targets based on the economic viability of their markets, the degree to which they can be effectively integrated into the Corporation’s current operations, and the degree to which they are accretive to capital and earnings.

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
For additional information, including information concerning the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. There were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2022.

Lending Activities

Lending Strategy

The Corporation’s objective is to channel deposits gathered locally into high-quality, market-yielding loans without taking unacceptable credit and/or interest rate risk. The Corporation seeks to have a diversified loan portfolio consisting of commercial and agricultural loans, commercial mortgages, residential mortgages, home equity lines of credit and home equity term loans, direct consumer loans, and indirect automobile loans. The Bank operates with a traditional community bank model where the relationship manager possesses credit skills and has significant influence over credit decisions. This creates value since clients and prospects know they are dealing with a decision maker.

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
Commercial and agricultural loans primarily consist of loans to small to mid-sized businesses in the Bank's market area in a diverse range of industries. These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
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
The Bank offers interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Bank to originate a mortgage based on short-term LIBOR rates and allow the borrower to swap into a longer term fixed rate. The Bank simultaneously sells an offsetting back-to-back swap to an investment grade national bank so that it does not retain this fixed-rate risk. The swap agreements are free-standing derivatives and are recorded at fair value in the Bank's consolidated balance sheets. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. Guidance from the FRB and other regulatory agencies indicated that no new contracts should be entered into after December 31, 2021 that reference LIBOR. The Corporation has transitioned to the use of SOFR or other acceptable reference rates for new loans originated. Additionally, existing contracts that reference LIBOR are being systematically transitioned to SOFR or other acceptable reference rates in advance of the June 30, 2023 end date.
The Bank offers fixed-rate and adjustable-rate residential mortgage loans to individuals with maturities of up to 30 years that are fully amortizing with monthly loan payments. Mortgages are generally underwritten according to U.S. government sponsored enterprise guidelines designated as "A" or "A-" and referred to as "conforming loans". The Bank also originates jumbo loans above conforming loan amounts which generally are consistent with secondary market guidelines for these loans; however, these are typically held for investment. The Bank does not offer a subprime mortgage lending program. The Bank's secondary market lending is sold on a servicing-retained basis. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral.
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

Derivative Financial Instruments

The Bank offers interest rate swaps to commercial loan customers who wish to fix the interest rates on their loans, and the Bank matches these swaps using offsetting swaps with national bank counterparties. These swaps are considered free standing derivatives and are carried at fair value on the consolidated balance sheet, with gains and losses recorded through other non-interest income. The swaps are not designated as hedging derivatives. Additionally, the Bank participates in risk participation agreements with dealer banks on commercial loans in which it participates. The Bank may receive an upfront fee for participating in the credit exposure of the interest rate swap associated with the commercial loan in which it is a participant and the fee received is recognized immediately in other non-interest income. The Bank is exposed to its share of the credit loss equal to the fair value of the interest rate swap in the event of nonperformance by the counterparty of the interest rate swap.
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

Wealth Management Strategy

With $2.053 billion of assets under management or administration at December 31, 2022, including $346.5 million of assets held under management or administration for the Corporation, WMG is responsible for the largest component of the Corporation's non-interest income. Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee, and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning, and employee benefit administrative services. The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

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
Within all these market areas, the Bank encounters intense competition in the lending and deposit gathering aspects of its business from local, regional and national commercial banks and thrift institutions, credit unions, and other providers of financial services such as brokerage firms, investment companies, insurance companies, and Fintech, and internet banking entities. The Bank also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make loans to certain borrowers. Many of these competitors are not subject to regulation as extensive as that affecting the Bank and, as a result, may have a competitive advantage over the Bank in certain respects. This is particularly true of credit unions because their pricing structure is not encumbered by the payment of income taxes.
Similarly, the competition for the Bank's wealth management services is primarily from local offices of national brokerage firms, independent investment advisors, national and regional banks, as well as internet based brokerage and advisory firms. The Bank operates full-service wealth management centers in Chemung, Broome, and Albany counties in New York.

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

Employee Profile
As of December 31, 2022 we employed 340 full time equivalent employees in 31 locations in New York and Pennsylvania. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We believe our relationship with our employees to be good. As of December 31, 2022 our workforce was 72% female and 28% male, and our average tenure was 8.1 years. Our Executive Management Team has an average tenure of 13.5 years. We continue to focus on diversity and inclusion among our workforce.

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

Health and Safety
The health, safety and well-being of our employees is paramount to the success of our business. In addition to our insurance offerings and leave programs, we offer an employee assistance program, along with welfare programs, fitness reimbursement, and an on-site flu-shot clinic. In response to the COVID-19 pandemic the Corporation made arrangements for many employees to work remotely, installed safety shields, provided on-going safety messaging, posted COVID-19 awareness literature in common areas, enhanced our cleaning protocol, set up screening stations in all locations, worked closely with the Department of Health, and followed all state, local and CDC guidelines. At this time of this filing, some pandemic-related modified business practices remain in place, such as remote work and flexible work schedules.

Talent
We believe investing in our employees not only helps with retention, but also keeps employees engaged and focused. We encourage all employees to join career circles, find a mentor, apply for our leadership program, job shadow, attend diversity, equity and inclusion, and supervisor discussions, and other trainings offered. The success of our company depends on the success of our employees.

Available Information

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Corporation. In addition, the Corporation maintains a corporate website at www.chemungcanal.com. The Corporation makes available free of charge through the Bank's website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These items are available as soon as reasonably practicable after we electronically file or furnish such material with the SEC. The contents of the Bank's website are not a part of this report. These materials are also available free of charge by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Financial Corporation, One Chemung Canal Plaza, Elmira, NY 14901.

Supervision and Regulation

The Corporation and the Bank are subject to comprehensive regulation, supervision and examination by regulatory authorities. Numerous statutes and regulations apply to the Corporation’s and, to a greater extent, the Bank’s operations, including required reserves, investments, loans, deposits, issuances of securities, payments of dividends, and establishment of branches. Set forth below is a brief description of some of these laws and regulations. The description does not purport to be complete, and is qualified in its entirety by reference to the text of the applicable laws and regulations.

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
The SEC has adopted certain proxy disclosure rules regarding executive compensation and corporate governance, with which the Corporation must comply. They include: (i) disclosure of total compensation of key officers of the Corporation, including disclosure of restricted and unrestricted stock awards compensation; (ii) disclosure regarding any potential conflict of interest of any compensation consultants of the Corporation; (iii) disclosure regarding audit and compensation committee independence and experience, qualifications, skills and diversity of its directors and any director nominees; (iv) “say-on-pay” disclosure; (v) pay vs. performance disclosure; and (vi) information relating to the leadership structure of the Corporation’s Board of Directors and the Board of Directors' role in the risk management process.

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

Loans to One Borrower

The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by certain readily marketable collateral. At December 31, 2022, the Bank’s legal lending limit on loans to one borrower was $34.9 million for loans not fully secured by readily marketable collateral and $38.4 million for loans secured by readily marketable collateral. The Bank’s internal limit on loans is set at $15.0 million. At December 31, 2022, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Payment of Dividends

The Bank is subject to substantial regulatory restrictions affecting its ability to pay dividends to the Corporation. Under FRB and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the FRB and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2022, approximately $49.3 million was available for the payment of dividends by the Bank to the Corporation without prior approval. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. At December 31, 2022, the Bank was in compliance with these requirements.

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
For institutions of the Bank’s asset size, the FDIC operates a risk-based premium system that determines assessment rates from financial modeling designed to estimate the probability of the bank’s failure over a three-year period. Assessment rates for institutions of the Bank’s size ranged from 1.5 to 30 basis points effective through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size will range from 3.5 to 32 basis points.
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
The regulations limit a banking organization’s capital distributions and certain discretionary bonus payments to executives if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The Corporation is not subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.
In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile. As of December 31, 2022, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.
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
Under the Final Rule, a depository institution or holding company that satisfies certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%, would be considered a "qualifying community banking organization" and may elect (but is not required) to use the CBLR framework. If this election is made, the qualifying community banking organization would be considered to have satisfied the Federal Agencies' generally applicable risk-weighted and leverage capital requirements (the "Basel III capital framework") and would be considered to be well-capitalized under the Federal Agencies' prompt corrective action ("PCA") rules. Under the CBLR framework, a qualifying community banking organization would satisfy the regulatory capital requirements by calculating and reporting a single leverage ratio, i.e., the CBLR, which would require significantly less data than needed to calculate the capital ratios, under the Basel III capital framework and eliminate the time consuming need to risk-weight assets. The Final Rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking regulators issued final rules to set the community bank leverage ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the community bank leverage ratio increased to 8.5% for the calendar year. Community banks had until January 1, 2022, before the community bank leverage ratio requirement returned to 9%. The Bank has not elected to use the community bank leverage ratio.

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
On June 24, 2021, the Bank and the NYSDFS agreed to the settlement provisions set forth in a Consent Order pertaining to alleged violations of New York’s Fair Lending Law and the federal Equal Credit Opportunity Act relating to the Bank’s indirect automobile lending program. The Bank agreed to pay restitution to impacted borrowers of $53,000 and a civil monetary penalty of $350,000 to NYSDFS. The Bank has been informed by the NYSDFS that the Bank has satisfied all of its obligations under the 2021 Consent Order with the NYSDFS related to the Bank’s indirect automobile lending program.
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

Federal Home Loan Bank

The Bank is also a member of the FHLBNY, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLBNY, including the requirement to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with the rules and requirements of the FHLBNY at December 31, 2022.

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

Additional Important Legislation and Regulation

The Regulatory Relief Act

On May 24, 2018, the Regulatory Relief Act was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) allows usage of Uniform Standards of Professional Appraisal Practice (USPAP) compliant evaluations for certain transactions valued at less than $400,000 in rural areas instead of appraisals, providing specific criteria are met; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (vi) allowing qualifying federal savings banks to elect to operate with National Bank powers; and (vii) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.

The Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Among other things, the Dodd-Frank Act (i) created the Consumer Financial Protection Bureau as an independent bureau to assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators; (although institutions of less than $10 billion in assets, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of their primary federal bank regulator rather than the Consumer Financial Protection Bureau); (ii) directed changes in the way that institutions are assessed for deposit insurance; (iii) as discussed under “Regulatory Capital Requirements,” mandated the revision of regulatory capital requirements; (iv) codified the FRB’s long-standing policy that a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks; (v) required regulations requiring originators of certain securitized loans to retain a percentage of the risk for the transferred loans; (vi) stipulated regulatory rate-setting for certain debit card interchange fees; (vii) repealed restrictions on the payment of interest on commercial demand deposits; (viii) enacted the so-called Volcker Rule, which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge funds; (ix) contained a number of reforms related to mortgage originations; and (x) as discussed under “Federal Securities Law,” enacted certain proxy disclosures regarding executive compensation and corporate governance.

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
On November 9, 2022, the NYSDFS released proposed amendments to its cybersecurity regulations that represent a significant update to the regulation of cybersecurity practices. The amendments generally fall within the following five categories: (i) increased mandatory controls associated with common attack vectors, (ii) enhanced requirements for privileged accounts, (iii) enhanced notification obligations, (iv) expansion of cyber governance practices, and (v) additional cybersecurity requirements for larger companies. The proposed amended regulations were subject to a 60-day public comment period which expired on January 9, 2023. Once final regulations are adopted, financial institutions regulated by the NYSDFS, including the Bank, will have 180 days from the effective date, except as otherwise specified, to comply with the new requirements.

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

Imposition of limits by bank regulators on commercial real estate lending activities could curtail the Corporation’s growth and adversely affect our earnings.
In 2006, the Office of the Comptroller of the Currency, the FDIC and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Commercial real estate loans represent 382.9% of our risk-based capital at December 31, 2022 and the outstanding balance of our commercial real estate loan portfolio has increased by greater than 50% during the 36 months preceding December 31, 2022.
In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the Bank’s regulators were to impose restrictions on the amount of such loans it can hold in its portfolio or require it to implement additional compliance measures, for reasons noted above or otherwise, the Corporation’s earnings would be adversely affected as would earnings per share.

Commercial real estate and business loans increase the Corporation’s exposure to credit risks.
At December 31, 2022, the Corporation’s portfolio of commercial real estate and business loans totaled $1.249 billion or 68.3% of total loans. The Corporation plans to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and business loans often depends on the successful operation and income stream of the borrower’s business. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans. Also, some of the Corporation’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans. In some instances, the Corporation has originated unsecured commercial loans with certain high net worth individuals who have personally guaranteed such loans. This type of commercial loan has an increased risk of loss if the Corporation is unable to collect repayment through legal action due to personal bankruptcy or other financial limitations of the borrower. The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected.

Loan participations may have a higher risk of loss than loans the Bank originates because the Bank is not the lead lender and has limited control over credit monitoring.
The Corporation occasionally purchases commercial real estate and commercial and industrial loan participations secured by properties outside its market area in which the Bank is not the lead lender. The Corporation has purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets located primarily in New York, and Pennsylvania. Loan participations may have a higher risk of loss than loans the Bank originates because we rely on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that the Bank originates. At December 31, 2022, loan participation balances where the Bank is not the lead lender totaled $150.2 million, or 8.21% of our loan portfolio. At December 31, 2022, commercial and industrial loan participations outside our market area totaled $12.0 million, or 4.77% of the commercial and industrial loan portfolio and commercial real estate loan participations outside our market area totaled $0.2 million, or 0.02% of the commercial real estate loan portfolio. If the Bank’s underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

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
At December 31, 2022, $202.1 million, or 11.0% of our total loan portfolio, consisted of automobile loans, primarily originated through automobile dealers for the purchase of new or used automobiles. The Corporation serves customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower's continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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
Bank regulators periodically review the Corporation’s allowance for loan losses and may require the Corporation to increase its provision for loan losses or loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on the Corporation's results of operations and/or financial condition. In addition, any future credit deterioration, could require us to increase our allowance for loan losses in the future.

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
The Bank owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. On April 23, 2020 the Corporation received payment of $461,309 from the lead bank related to its obligation under the participation agreements. The Bank continues to pursue recovery of the remaining $3.7 million and accumulated expenses as a result of purchasing the participation interest. While the Corporation believes this incident was an isolated occurrence, there can be no assurance that such losses will not occur again or that such acts will be detected in a timely manner. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Liquidity

Liquidity needs could adversely affect the Corporation’s financial condition and results of operation.
The primary sources of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, which could be exacerbated by potential climate change, natural disasters and international instability.
Market conditions may impact the competitive landscape for deposits in the banking industry. The rising interest rate environment and future actions the FRB may impact pricing and demand for deposits in the banking industry. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments, and general economic conditions. The withdrawal of more deposits than the Corporation anticipates could have an adverse impact on profitability as the Corporation may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits which could cause the Corporation’s overall cost of funding to increase. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Corporation continues to grow and experience increasing loan demand. The Corporation may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Risks Related to Changes in Interest Rates

The Corporation is subject to interest rate risk, and fluctuations in market interest rates may affect its interest margin and income, demand for products, defaults on loans, loan prepayments and the fair value of its financial instruments.
The Corporation’s earnings and cash flows depend largely upon its net interest income. Interest rates are highly sensitive to many factors that are beyond the Corporation's control, including general economic conditions and policies of governmental and regulatory agencies, particularly the FRB. Changes in monetary policy, including changes in interest rates, could influence the interest the Corporation receives on loans and investments and the amount of interest it pays on deposits and borrowings, which may affect net interest margin. Such changes could also affect (i) demand for products and services and price competition, in turn affecting our ability to originate loans and obtain deposits; (ii) the fair value of the Corporation’s financial assets and liabilities; (iii) the average duration of its mortgage-backed securities portfolio and other interest-earning assets; (iv) levels of defaults on loans; and (v) loan prepayments.
During 2022, in response to accelerated inflation, the FRB implemented monetary tightening policies, resulting in significantly increased interest rates. The FRB has signaled that further tightening is anticipated. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. In addition, the Corporation’s net interest margin may contract in a rising rate environment because its funding costs may increase faster than the yield earned on its interest-earning assets. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. The combination of these events may adversely affect the Corporation’s financial condition and results of operations.
Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, in a falling rate environment or the recent pandemic-related environment where the FRB held the federal reference rate near 0.00%, loans may be prepaid sooner than the Corporation expects, which could result in a delay between when the Corporation receives the prepayment and when it is able to redeploy the funds into new interest-earning assets and in a decrease in the amount of interest income the Corporation is able to earn on those assets. If the Corporation is unable to manage these risks effectively, its financial condition and results of operations could be materially adversely affected.
Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. Also, the Corporation’s interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on its balance sheet.

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
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. In 2022, the FRB increased the federal funds rate by 425 basis points, which increased market rates dramatically. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the FRB have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Changes to LIBOR may adversely impact the interest rate paid on certain financial instruments.
The Corporation holds assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR including but not limited to the one-month LIBOR, three-month LIBOR, one-year LIBOR, and the ten-year constant maturing swap rate. In 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rates (“LIBOR”), announced that the publication of LIBOR is not guaranteed beyond 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023.
There are multiple alternative reference rates available as a viable replacement for LIBOR. The Secured Overnight Financing Rate (or “SOFR”) is considered the most likely alternative reference rate suitable for replacing LIBOR. SOFR has been published by the Federal Reserve Bank of New York (FRBNY) since March 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The FRBNY currently publishes SOFR daily on its website. Uncertainty remains as to the adoption or market acceptance or continued availability of SOFR or other alternative reference rates. The Company has adhered to the International Swaps and Derivatives Association 2021 Fallbacks Protocol for its interest rate swap agreements. At this time, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes on the interest rate received by the bank on its interest rate swap instruments.

We are subject to the Community Reinvestment Act and fair lending laws, and alleged failure to comply with fair lending laws has led to material penalties.
The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. On June 24, 2021, the Bank and the New York State Department of Financial Services agreed to the settlement provisions set forth in a Consent Order pertaining to alleged violations of New York’s Fair Lending Law and the federal Equal Credit Opportunity Act relating to the Bank’s indirect automobile lending program. The Bank agreed to pay restitution to impacted borrowers of $53,000 and a civil monetary penalty of $350,000 to the New York State Department of Financial Services. The Bank has been informed by the NYSDFS that the Bank has satisfied all of its obligations under the 2021 Consent Order related to the Bank's indirect automobile lending program. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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
We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems, or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, may have a material effect on the Corporation's operations.
Recent events relating to the failures of certain banking entities in March 2023, i.e. Silicon Valley Bank and Signature Bank, has caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Uncertainty may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about any events of these kinds or other similar risks, and have in the past and may in the future lead to market-wide liquidity problems. These failures underscore the importance of maintaining diversified sources of funding as key measures to ensure the safety and soundness of a financial institution. As a result, market conditions and other external factors may impact the competitive landscape for deposits in the banking industry in an unpredictable manner. The rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs.

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
Specifically, in June of 2016, FASB issued a new accounting standard, ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) that will substantially change the accounting for credit losses under GAAP. Under GAAP's current standards, credit losses are not reflected in the Corporation's financial statements until it is probable that the credit losses has been incurred. This methodology has the effect of delaying the recognition of credit losses on loans. Under the new credit loss standard, the allowance for credit losses will be an estimate of the "expected" lifetime credit losses on loans existing in the portfolio as of the reporting period. The new credit loss standard may have a negative impact on the reporting of results of operations and financial condition of the Corporation. The amendments in this ASU became effective for the Corporation for the fiscal year beginning on January 1, 2023.

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

General Business Risk Factors

The COVID-19 pandemic could adversely affect the Corporation’s financial condition and results of operations.
The COVID-19 pandemic had a significant economic impact on the communities in which the Corporation operates, its borrowers and depositors, and the national economy generally. Although the domestic and global economies have significantly recovered from the COVID-19 pandemic as health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic remain and may persist for some time. Specifically, despite growth in economic activity and the demand for goods and services as COVID-19 restrictions were lifted, labor shortages and supply chain disruptions have contributed to an increase in inflation, and the risk of a recession. The ongoing and dynamic nature of COVID-19 makes it difficult to predict future developments.
The Corporation expects the impact of COVID-19 to continue to be present, and last for an undetermined amount of time. The expected impact of COVID-19 on the Corporation’s business, results of operations, financial condition and capital levels, cannot be determined and is uncertain.

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
Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber-attacks or campaigns, military conflict such as the current conflict between Russia and Ukraine, terrorism, or other geopolitical events. Global market disruptions may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

Inflation can have an adverse impact on our business and on our customers.
The national economy continues to experience elevated levels of inflation. As of December 31, 2022, the year over year consumer price index (“CPI”) increase was 6.5%, primarily driven by increases in food and energy prices. As a result, the FRB raised interest rates by 425 basis points in 2022 to combat rising inflation. High inflation, if sustained, could have an adverse effect on our business. The recent increase in interest rates in response to elevated levels of inflation has decreased the fair value of our securities portfolio, resulting in an increase in unrealized losses recorded in accumulated other comprehensive income on the shareholders’ equity section of our balance sheet. In addition, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. High inflation and increasing interest rates could also cause increased volatility in the business environment, which could adversely affect loan demand and borrowers’ ability to repay loans.

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

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. On February 4, 2020, the Corporation filed a lawsuit against Pioneer Bank, Albany, New York, in the Supreme Court of the State of New York in the County of Albany. As disclosed in the Corporation's September 12, 2019 Current Report on Form 8-K, the Bank owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. The Corporation's complaint alleges that Pioneer Bank, as lead bank, breached the participation agreement and engaged in fraud and negligent misrepresentation. The Corporation received a recovery of $0.5 million in April 2020, and continues to pursue recovery of the remaining $3.7 million and accumulated expenses as a result of purchasing the participation interest.

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity as of December 31, 2022.

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

Common Stock Market Prices and Dividends Paid
During the Past Two Years

December 31, 2022	High	Low	Dividends
4th Quarter	$47.99	$41.21	$0.31
3rd Quarter	48.38	41.80	0.31
2nd Quarter	47.48	40.88	0.31
1st Quarter	47.14	45.25	0.31

December 31, 2021	High	Low	Dividends
4th Quarter	$48.33	$44.29	$0.31
3rd Quarter	48.30	42.81	0.31
2nd Quarter	46.60	42.09	0.31
1st Quarter	44.73	33.46	0.26

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

As of March 10, 2023, there were 454 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2022:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/01/22	-	10/31/22	—			200,816
11/01/22	-	11/30/22	—	$—	—	200,816
12/01/22	-	12/31/22	—	$—	—	200,816
Quarter ended 12/31/2022			—	$—	—	200,816

On January 8, 2021 the Corporation announced that the Board of Directors approved a new stock repurchase program whereby the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of March 10, 2023, a total of 49,184 shares were repurchased at an average cost of $40.42 per share.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Composite Index, KBW NASDAQ Bank Index, and S&P U.S. SmallCap Banks Index for the period of five years commencing December 31, 2017.

		Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Chemung Financial Corporation	100.00	87.92	92.56	76.72	107.84	109.53
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
KBW NASDAQ Bank Index	100.00	82.29	112.01	100.46	138.97	109.23
S&P U.S. SmallCap Banks Index	100.00	83.44	104.69	95.08	132.36	116.69

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2017.

The Total Returns Index for NASDAQ Composite, KBW NASDAQ Bank Index, and S&P SmallCap Bank Indices were obtained from S&P Global Market Intelligence, New York, NY.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following is the MD&A of the Corporation in this Form 10-K at December 31, 2022 and 2021, and for the years ended December 31, 2022, and 2021. The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation. Reference should be made to the accompanying audited consolidated financial statements and footnotes for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 2-5.
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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” of this annual report on Form 10-K. The Corporation's quarterly filings are available publicly on the SEC’s website at http://www.sec.gov, on the Corporation's website at http://www.chemungcanal.com or by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Financial Corporation, One Chemung Canal Plaza, Elmira, NY 14901. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Allowance for Loan Losses
Management considers the allowance for loan losses to be a critical accounting estimate given the uncertainty in evaluating the level of allowance required to cover probable incurred credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Corporation's results of operations. Determining the amount requires significant judgement on the part of management, is multi-faceted, and can be imprecise. Considerations include use of estimates related to the timing of expected cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, implications of current economic trends and conditions, and other qualitative factors, all of which may be susceptible to significant change. The allowance is established through a provision for loan losses in the Consolidated Statements of Income, and evaluation of the adequacy of the allowance for loan losses is performed by management on a quarterly basis. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses.
Actual loss experience is supplemented with other qualitative factors based on the risks present in each portfolio segment. It is difficult to estimate how potential changes in any one economic factor may have, or input might affect, the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance, and changes in those factors and inputs considered may not occur at the same rate or be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Qualitative factors considered include lending practices & oversight, an array of local and national economic considerations, and other factors pertinent to the credit quality of the portfolio.
In estimating the allowance for loan and lease losses, management considers the sensitivity of the model to the significant judgements and assumptions built in, and the material impact that these assumptions could have on the allowance. Given the concentration of ALLL allocation to the commercial portfolio, specifically in the area of commercial real estate, management has analyzed a series of economic scenarios to determine the hypothetical impact that changes in the underlying conditions of the commercial real estate portfolio may have on reserve requirements. Management determined that these scenarios could materially impact ALLL requirements, either positively or adversely. Real estate values in the Corporation’s market area have not changed dramatically in recent years, primarily appreciating, and, as a result, any declines in real estate values have been modest. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Corporation's allowance for loan losses policy would require additional provisions for loan losses. This analysis helps guide management in making determinations relating to adjustments in the qualitative portion of the allowance.
If the assumptions underlying the determination of the ALLL prove to be incorrect, the allowance may not be sufficient to cover actual loan losses and an increase in the allowance may be necessary to account for different assumptions or adverse developments. In addition, problems with one or more specific loans could require a significant increase to the ALLL.
Management’s methodology and policy in determining the allowance for loan losses can be found in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The activity in the allowance for loan losses is depicted in supporting tables in Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Consolidated Financial Highlights

	As of or for the Years Ended
	December 31,	December 31,
(in thousands, except per share data)	2022	2021
RESULTS OF OPERATIONS
Interest and dividend income	$81,475	$69,008
Interest expense	7,296	3,419
Net interest income	74,179	65,589
Provision for loan losses	(554)	17
Net interest income after provision for loan losses	74,733	65,572
Non-interest income	21,436	23,870
Non-interest expenses	59,280	55,682
Income before income tax expense	36,889	33,760
Income tax expense	8,106	7,335
Net income	$28,783	$26,425

Basic and diluted earnings per share	$6.13	$5.64
Average basic and diluted shares outstanding	4,693	4,683

PERFORMANCE RATIOS
Return on average assets	1.15%	1.09%
Return on average equity	15.93%	12.94%
Return on average tangible equity (a)	18.12%	14.49%
Efficiency ratio (unadjusted) (f)	62.00%	62.24%
Efficiency ratio (adjusted) (a) (b)	61.71%	61.71%
Non-interest expense to average assets	2.37%	2.30%
Loans to deposits	78.61%	70.44%

AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.14%	3.82%
Yield on investments	1.71%	1.34%
Yield on interest-earning assets	3.35%	2.99%
Cost of interest-bearing deposits	0.44%	0.22%
Cost of borrowings	2.76%	3.05%
Cost of interest-bearing liabilities	0.47%	0.23%
Interest rate spread	2.88%	2.76%
Net interest margin, fully taxable equivalent	3.05%	2.84%

CAPITAL
Total equity to total assets at end of year	6.29%	8.74%
Tangible equity to tangible assets at end of year (a)	5.51%	7.91%

Book value per share	$35.32	$45.09
Tangible book value per share (a)	30.69	40.44
Year-end market value per share	45.87	46.45
Dividends declared per share	1.24	1.19

	As of or for the Years Ended
	December 31,	December 31,
(in thousands, except per share data)	2022	2021
AVERAGE BALANCES
Loans (c)	$1,646,576	$1,545,579
Interest-earning assets	2,444,287	2,324,498
Total assets	2,496,099	2,421,801
Deposits	2,255,326	2,179,128
Total equity	180,684	204,239
Tangible equity (a)	158,857	182,314

ASSET QUALITY
Net charge-offs (recoveries)	$812	$(84)
Non-performing loans (d)	8,178	8,114
Non-performing assets (e)	8,373	8,227
Allowance for loan losses	19,659	21,025

Annualized net charge-offs (recoveries) to average loans	0.05%	(0.01)%
Non-performing loans to total loans	0.45%	0.54%
Non-performing assets to total assets	0.32%	0.34%
Allowance for loan losses to total loans	1.07%	1.38%
Allowance for loan losses to non-performing loans	240.39%	259.17%

(a) See the GAAP to Non-GAAP reconciliations on pages 63-66.
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

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the years ended December 31, 2022 and 2021. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see page 37.

Net Income

The following table presents selected financial information for the years indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,
	2022	2021	Change	Percentage Change
Net interest income	$74,179	$65,589	$8,590	13.1%
Non-interest income	21,436	23,870	(2,434)	(10.2)%
Non-interest expenses	59,280	55,682	3,598	6.5%
Pre-provision income	36,335	33,777	2,558	7.6%
Provision for loan losses	(554)	17	(571)	N/M
Income tax expense	8,106	7,335	771	10.5%
Net income	$28,783	$26,425	$2,358	8.9%

Basic and diluted earnings per share	$6.13	$5.64	$0.49	8.7%

Selected financial ratios
Return on average assets	1.15%	1.09%
Return on average equity	15.93%	12.94%
Net interest margin, fully taxable equivalent	3.05%	2.84%
Efficiency ratio (adjusted) (a)	61.71%	61.71%
Non-interest expense to average assets	2.37%	2.30%
(a) See the GAAP to Non-GAAP reconciliations on pages 63-66

Net income for the year ended December 31, 2022 was $28.8 million, or $6.13 per share, compared with net income of $26.4 million, or $5.64 per share, for the prior year. Return on average equity for the year ended December 31, 2022 was 15.93%, compared with 12.94% for the prior year. The increase in net income for the year ended December 31, 2022, compared to the prior year, was driven by an increase in net interest income and a decrease in the provision for loan losses, offset by a decrease in non-interest income and increases in non-interest expenses and income tax expense.

Net Interest Income

The following table presents net interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2022	2021	Change	Percentage Change
Interest and dividend income	$81,475	$69,008	$12,467	18.1%
Interest expense	7,296	3,419	3,877	113.4%
Net interest income	$74,179	$65,589	$8,590	13.1%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense accrued on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.
Net interest income for the year ended December 31, 2022 totaled $74.2 million, an increase of $8.6 million, or 13.1%, compared with $65.6 million for the prior year. Fully taxable equivalent net interest margin was 3.05% for the year ended December 31, 2022 compared with 2.84% for the prior year. The increase in net interest income was primarily due to increases of $9.2 million in interest income on loans, including fees, $3.2 million in interest and dividend income on taxable securities, and $0.1 million in interest income on interest-earning deposits, offset by increases of $3.4 million in interest expense on deposits, and $0.5 million in interest expense on borrowed funds.

The increase in interest income on loans, including fees was due primarily to a 32 basis points increase in the average yield on loans, primarily related to the commercial and consumer loan portfolios due to an increase in interest rates, and a $101.0 million increase in average loan balances, representing increases across all loan categories. The increase in interest and dividend income on taxable securities was due primarily to a 28 basis points increase in the average yield, due to an increase in interest rates, and an increase in the average invested balances of $83.9 million. The increase in interest income on interest-earning deposits was due primarily to the increase in interest rates on overnight deposits with the average yield on interest-earning deposits increasing from 0.17% in 2021 to 1.24% in 2022. The increase in interest expense on deposits was due primarily to a 22 basis points increase in average rates paid on interest-bearing deposits which included higher costing one-way brokered deposits, and an organic deposit campaign in the fourth quarter of 2022, when compared to the prior year. The increase in interest expense on borrowed funds was due primarily to an increase in the average balances and interest rates of overnight FHLBNY borrowings, when compared to the prior year.
Average interest-earning assets increased $119.8 million in 2022 when compared to the prior year. Average interest-bearing liabilities increased $70.0 million when compared to the prior year. The average yield on average interest-earning assets increased 36 basis points, and the average cost of interest-bearing liabilities increased 24 basis points, when compared to the prior year.

Average Consolidated Balance Sheet and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the years ended December 31, 2022, and 2021. It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the years ended December 31, 2022, and 2021. For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments. Loan fee income was $1.2 million and $4.0 million for the years ended December 31, 2022 and 2021, respectively, and was comprised primarily of fees related to the Paycheck Protection Program.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2022			2021
(in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$1,143,908	$50,146	4.38%	$1,091,569	$42,661	3.91%
Mortgage loans	274,067	9,226	3.37%	248,387	8,474	3.41%
Consumer loans	228,601	8,857	3.87%	205,623	7,850	3.82%
Taxable securities	734,898	12,107	1.65%	650,974	8,946	1.37%
Tax-exempt securities	41,915	1,304	3.11%	41,632	1,308	3.14%
Interest-earning deposits	20,898	260	1.24%	86,313	151	0.17%
Total interest-earning assets	2,444,287	81,900	3.35%	2,324,498	69,390	2.99%

Non-interest earning assets:
Cash and due from banks	24,497			26,150
Premises and equipment, net	16,978			19,107
Other assets	90,879			69,445
Allowance for loan losses	(19,453)			(21,093)
AFS valuation allowance	(61,089)			3,694
Total assets	$2,496,099			$2,421,801

Interest-bearing liabilities:
Interest-bearing demand deposits	$278,946	$412	0.15%	$287,340	$235	0.08%
Savings and insured money market deposits	949,597	2,241	0.24%	932,940	930	0.10%
Time deposits	297,662	4,002	1.34%	254,718	2,119	0.83%
Capital leases and other debt	23,208	641	2.76%	4,420	135	3.05%
Total interest-bearing liabilities	1,549,413	7,296	0.47%	1,479,418	3,419	0.23%

Non-interest bearing liabilities:
Demand deposits	729,121			704,130
Other liabilities	36,881			34,014
Total liabilities	2,315,415			2,217,562
Shareholders' equity	180,684			204,239
Total liabilities and shareholders’ equity	$2,496,099			$2,421,801
Fully taxable equivalent net interest income		74,604			65,971
Net interest rate spread (1)			2.88%			2.76%
Net interest margin, fully taxable equivalent (2)			3.05%			2.84%
Taxable equivalent adjustment		(425)			(382)
Net interest income		$74,179			$65,589
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

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	2022 vs. 2021
	Increase/(Decrease)
(in thousands)	Total Change	Due to Volume	Due to Rate
Interest income
Commercial loans	$7,485	$2,134	$5,351
Mortgage loans	752	854	(102)
Consumer loans	1,007	901	106
Taxable securities	3,161	1,223	1,938
Tax-exempt securities	(4)	9	(13)
Interest-earning deposits	109	(187)	296
Total interest income	12,510	4,934	7,576

Interest expense
Interest-bearing demand deposits	177	(7)	184
Savings and insured money market deposits	1,311	17	1,294
Time deposits	1,883	405	1,478
Long-term advances and other debt	506	520	(14)
Total interest expense	3,877	935	2,942
Fully taxable equivalent net interest income	$8,633	$3,999	$4,634

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Management continued to evaluate the potential impact of the COVID-19 pandemic as it relates to the loan portfolio in 2022. As part of this analysis, the Corporation released the remaining $2.4 million of the pandemic related portion of the allowance in 2022. In total, the Corporation released $4.3 million and utilized $0.5 million of the pandemic related allowance established in 2020. The Corporation no longer holds a pandemic related reserve as part of the allowance for loan losses.
The provision for loan losses for the years ended December 31, 2022, and 2021 was credit of a $0.6 million and a provision of $17.0 thousand, respectively. The decrease was primarily due to the $2.4 million release of the pandemic related portion of the allowance, the $1.5 million release of a specific reserve related to the sale of a large commercial real estate credit, positive impacts of $0.8 million related to the upgrade of two large commercial credits, and a $1.0 million decrease in the historical loss factor due to the roll-off of a commercial real estate owner occupied property previously charged off in 2020. These decreases in the provision were offset by additional provision of $4.2 million related to increased loan growth, along with additional provisioning for loan concentrations and deteriorating national economic conditions. Net charge-offs for the year ended December 31, 2022, were $0.8 million. Net recoveries for the year ended December 31, 2021 were $0.1 million.

Non-interest income

The following table presents non-interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2022	2021	Change	Percentage Change
WMG fee income	$10,280	$11,072	$(792)	(7.2)%
Service charges on deposit accounts	3,788	3,214	574	17.9%
Interchange revenue from debit card transactions	4,603	4,844	(241)	(5.0)%
Change in fair value of equity investments	(349)	246	(595)	(241.9)%
Net gains on sales of loans held for sale	107	1,073	(966)	(90.0)%
Net gains (losses) on sales of other real estate owned	60	(16)	76	475.0%
Income from bank owned life insurance	46	52	(6)	(11.5)%
CFS fee and commission income	1,079	1,044	35	3.4%
Other	1,822	2,341	(519)	(22.2)%
Total non-interest income	$21,436	$23,870	$(2,434)	(10.2)%

Non-interest income for the year ended December 31, 2022 was $21.4 million compared with $23.9 million for the prior year, a decrease of $2.4 million, or 10.2%. The decrease was due primarily to decreases of $1.0 million in net gains on sales of loans held for sale, $0.8 million in wealth management group fee income, $0.6 million in the change in fair value of equity investments, $0.5 million in other non-interest income, and $0.2 million in interchange revenue from debit card transactions, offset by an increase of $0.6 million in service charges on deposit accounts.

Net Gains on Sales of Loans Held for Sale
Net gains on sales of loans held for sale decreased primarily due to a decrease in net gains on sales of residential mortgage loans sold into the secondary market when compared to the prior year.

Wealth Management Group Fee Income
The decrease in wealth management group fee income was primarily attributed to a decrease in the market value of total assets under management or administration.

Change in Fair Value of Equity Investments
Change in fair value of equity investments decreased in 2022 compared to the prior year primarily due to a decrease in the assets held and the market value thereon.

Other non-interest income
Other non-interest income decreased compared to the prior year primarily due to the receipt of real estate and sales tax refunds received in the prior year.

Interchange Revenue from Debit Card Transactions
The decrease in interchange revenue from debit card transactions was primarily attributable to a decrease in consumer debit card usage when compared to the prior year.

Service Charges on Deposit Accounts
The increase in service charges on deposit accounts was primarily due to an increase in non-sufficient fund and overdraft fees when compared to the prior year.

Non-interest expenses

The following table presents non-interest expenses for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2022	2021	Change	Percentage Change
Compensation expenses:
Salaries and wages	$25,054	$24,413	$641	2.6%
Pension and other employee benefits	7,668	6,086	1,582	26.0%
Other components of net periodic pension cost (benefits)	(1,648)	(1,583)	(65)	(4.1)%
Total compensation expenses	31,074	28,916	2,158	7.5%

Non-compensation expenses:
Net occupancy	5,539	5,873	(334)	(5.7)%
Furniture and equipment	1,906	1,669	237	14.2%
Data processing	8,919	8,519	400	4.7%
Professional services	2,171	1,932	239	12.4%
Amortization of intangible assets	15	243	(228)	(93.8)%
Marketing and advertising	941	792	149	18.8%
Other real estate owned expense	(5)	40	(45)	(112.5)%
FDIC insurance	1,356	1,408	(52)	(3.7)%
Loan expense	1,001	1,037	(36)	(3.5)%
Other	6,363	5,253	1,110	21.1%
Total non-compensation expenses	28,206	26,766	1,440	5.4%
Total non-interest expenses	$59,280	$55,682	$3,598	6.5%

Non-interest expense increased $3.6 million, or 6.5% in 2022. The increase was due primarily to increases of $2.2 million in total compensation expenses and $1.4 million in total non-compensation expenses.

Compensation expenses
Compensation expenses increased $2.2 million, or 7.5% when compared to the prior year, primarily due to increases of $1.6 million in pension and other employee benefit expense and $0.6 million in salaries and wages, partially offset by a $0.1 million increase in the credit related to the net periodic pension and post-retirement benefits. Pension and other employee benefits increased primarily due to an increase in healthcare costs when compared to the prior year. The increase in salaries and wages was primarily due to annual merit increases, increases in salary costs to fill open positions due to competitive market conditions, and a decrease in deferred salary costs related to PPP, offset by a decline in the market value of the Corporation's deferred compensation plan, when compared to the prior year. The increase in the credit related to the net periodic pension and post-retirement benefits was primarily due to a change in factors used to prepare annual actuarial estimates.

Non-compensation expenses
Non-compensation expenses increased $1.4 million, or 5.4%, primarily due to increases of $1.1 million in other non-interest expense, $0.4 million in data processing expense, $0.2 million in professional services, and $0.2 million in furniture and equipment expenditures, offset by decreases of $0.3 million in net occupancy expense and $0.2 million in amortization of intangible assets.

The increase in other non-interest expense was due primarily to the $0.3 million recognition of directors' stock compensation expense due to the implementation of the Corporation's 2021 Equity Incentive Plan, a $0.1 million increase in CDARS fee expense, $0.1 million of additional restitution regarding previously disclosed consumer compliance matters, and a $0.2 million related reserve which was initially released in 2021. The increase in data processing expense was primarily attributable to investment in the Corporation's Tap-to-Pay debit cards supporting contactless transactions, increased software maintenance expenses, and a credit received in the prior year. Professional services increased primarily due to additional consulting services in the current year. Furniture and equipment expenditures increased primarily due to a an increase in building security enhancements and ATM maintenance expenses when compared to the prior year. The decrease in net occupancy expense was primarily attributable to decreases in depreciation expense related to the sale of properties, when compared to the prior year. The decrease in amortization of intangible assets was primarily attributable to an intangible asset reaching its fully amortized value.

Income tax expense
The following table presents income tax expense and the effective tax rate for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2022	2021	Change	Percentage Change
Income before income tax expense	$36,889	$33,760	$3,129	9.3%
Income tax expense	$8,106	$7,335	$771	10.5%
Effective tax rate	22.0%	21.7%

The effective tax rate increased to 22.0% for the year ended December 31, 2022 compared with 21.7% for the prior year. The increase in income tax expense can be attributed to an increase in pre-tax income.

Financial Condition

The following table presents selected financial information at December 31, 2022 and 2021, and the dollar and percent change (in thousands):

	December 31, 2022	December 31, 2021	Change	Percentage Change
Assets
Total cash and cash equivalents	$55,869	$26,981	$28,888	107.1%
Total investment securities, FHLB, and FRB stock	646,040	802,998	(156,958)	(19.5)%

Loans, net of deferred loan fees	1,829,448	1,518,249	311,199	20.5%
Allowance for loan losses	(19,659)	(21,025)	(1,366)	(6.5)%
Loans, net	1,809,789	1,497,224	312,565	20.9%

Goodwill and other intangible assets, net	21,824	21,839	(15)	(0.1)%
Other assets	112,031	69,433	42,598	61.4%
Total assets	$2,645,553	$2,418,475	$227,078	9.4%

Liabilities and Shareholders’ Equity
Total deposits	$2,327,227	$2,155,433	$171,794	8.0%
Capital lease obligations and FHLBNY advances	99,137	18,164	80,973	445.8%
Other liabilities	52,801	33,423	19,378	58.0%
Total liabilities	2,479,165	2,207,020	272,145	12.3%

Total shareholders’ equity	166,388	211,455	(45,067)	(21.3)%
Total liabilities and shareholders’ equity	$2,645,553	$2,418,475	$227,078	9.4%

Cash and cash equivalents
The increase in cash and cash equivalents can be mostly attributed to changes in securities, loans, deposits, and borrowings, offset by net income.

Investment securities
The decrease was primarily due to $86.2 million in paydowns and a decrease in the fair value of the portfolio of $93.2 million due to increases in interest rates, offset by purchases of $23.7 million of the securities available for sale portfolio.
Loans, net
The increase in total loans, net, can be mostly attributed to increases of $189.4 million in commercial loans, $95.5 million in consumer loans, and $26.3 million in residential mortgage loans.

Allowance for Loan Losses
The decrease in the allowance for loan losses can mostly be attributed to the release of the aforementioned $2.4 million pandemic related portion of the allowance, the $1.5 million release of a specific reserve related to the sale of a large commercial real estate credit, positive impacts of $0.8 million related to upgrades of two large commercial credits, and a $1.0 million decrease in the historical loss factor due to the roll-off of a commercial real estate owner occupied property previously charged off in the second quarter of 2020. These decreases in the allowance were offset by additional provision of $4.2 million related to increased loan growth, along with additional provision for loan concentrations and deteriorating national economic conditions. The allowance for loan losses was 240.39% of non-performing loans at December 31, 2022 compared to 259.17% at December 31, 2021. The ratio of the allowance for loan losses to total loans was 1.07% at December 31, 2022 compared to 1.38% at December 31, 2021. Please refer to Note 1 - Summary of Significant Accounting Policies for discussion on transition to Current Expected Credit Losses.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net, can be attributed to amortization of other intangible assets. There were no impairments of goodwill or other intangible assets during the years ended December 31, 2022 and 2021.

Other Assets
The increase in other assets can be mostly attributed to increases of $16.9 million in deferred tax asset related to the market value adjustment on the available for sale securities portfolio, and $17.9 million in interest rate swap assets, primarily due to changes in interest rates.

Deposits
The growth in deposits was attributable to an increase of $206.0 million in time deposits, $73.5 million of which were one-way brokered deposits, offset by decreases of $13.7 million in insured money market accounts, $13.1 million in interest-bearing demand deposits, $6.3 million in non-interest bearing demand deposits, and $1.2 million in savings deposits.

Capital Lease Obligations and FHLBNY Advances
The increase in capital lease obligations and FHLBNY advances can be mostly attributed to $81.2 million in FHLBNY overnight advances.

Other Liabilities
The increase in other liabilities can be mostly attributed to a $17.7 million increase in interest rate swap liabilities, primarily due to changes in interest rates.

Shareholders’ equity
The decrease in shareholders' equity was due primarily to a $68.7 million decrease in accumulated other income (loss), offset by an increase of $23.0 million in retained earnings. The decrease in accumulated other comprehensive income (loss) can mostly be attributed to a decrease in the fair value of the securities portfolio. The increase in retained earnings was primarily due to net income of $28.8 million, offset by $5.8 million in dividends declared during the current year. Treasury stock increased $0.2 million primarily due to the Corporation's common stock repurchase program, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans. During 2022, a total of 14,263 shares of common stock at a total cost of $0.6 million were repurchased by the Corporation under its share repurchase program. The weighted average cost was $45.00 per share repurchased. Remaining buyback authority under the share repurchase program was 200,816 shares at December 31, 2022. As of March 10, 2023, 49,184 shares have been repurchased, at an average cost of $40.42 per share.
Assets under management or administration
The market value of total assets under management or administration in WMG was $2.053 billion, including $346.5 million of assets held under management or administration for the Corporation, at December 31, 2022 compared with $2.325 billion, including $344.2 million of assets held under management or administration for the Corporation, at December 31, 2021, a decrease of $271.9 million, or 11.7%. The decrease in total assets under management or administration for the Corporation can be mostly attributed to a general decline in the market value of the assets under management.

Balance Sheet Comparisons

The table below contains selected year-end and average balance sheet information at and for the years December 31, 2022 and 2021 (in millions):

SELECTED BALANCE SHEET INFORMATION

	YEAR-END BALANCE SHEET			AVERAGE BALANCE SHEET
			% Change			% Change
			2021 to			2021 to
	2022	2021	2022	2022	2021	2022
Total assets	$2,645.6	$2,418.5	9.4%	$2,496.1	$2,421.8	3.1%
Interest-earning assets (1)	2,502.0	2,331.3	7.3%	2,444.3	2,324.5	5.2%
Loans (2)	1,829.4	1,518.6	20.5%	1,646.6	1,545.6	6.5%
Investments (3)	672.6	812.6	(17.2)%	797.7	778.9	2.4%
Deposits	2,327.2	2,155.4	8.0%	2,255.3	2,179.1	3.5%
Borrowings (4)	99.1	18.2	444.5%	23.2	4.4	427.3%
Allowance for loan losses	19.7	21.0	(6.2)%	19.5	21.1	(7.6)%
Shareholders’ equity	166.4	211.5	(21.3)%	180.7	204.2	(11.5)%

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
(4)    Average borrowings include overnight advances, and capitalized lease obligations.

Cash and Cash Equivalents

Total cash and cash equivalents increased $28.9 million when compared to December 31, 2021, due to increases of $16.9 million in interest-earning deposits in other financial institutions, and $11.9 million in cash and due from financial institutions.

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
Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity. The available for sale segment of the securities portfolio totaled $632.6 million at December 31, 2022, a decrease of $159.4 million, or 20.1%, from $792.0 million at December 31, 2021. The decrease was primarily due to $86.2 million in paydowns and a decrease in the fair value of the portfolio of $93.2 million due to increases in interest rates, offset by purchases of $23.7 million. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $2.4 million at December 31, 2022, a decrease of $1.4 million or 36.0%, from $3.8 million at December 31, 2021, due primarily to maturities.
Non-marketable equity securities at December 31, 2022 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million and $6.4 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

The table below sets forth the carrying amounts and maturities of held to maturity debt securities at December 31, 2022 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security) (in thousands):

MATURITIES AND YIELDS OF HELD TO MATURITY SECURITIES

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	759	3.95%	193	3.79%	—	N/A	—	N/A
Time deposits with other institutions	737	1.86%	735	3.35%	—	N/A	—	N/A
Total	$1,496	2.92%	$928	3.44%	$—	N/A	$—	N/A

The weighted-average yield on the Corporation's held to maturity debt securities at December 31, 2022 was 3.92% related to obligations of states and political subdivisions, and 2.62% related to time deposits with other institutions. Management evaluates securities for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For the years ended December 31, 2022 and 2021, the Corporation had no OTTI charges.

Loans

The Corporation has reporting systems to monitor: (i) loan originations and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, other real estate owned, (iv) impaired loans, and (v) potential problem loans. Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by type and percentage of total loans at the end of December 31, 2022 and December 31, 2021 (in thousands):

LOAN COMPOSITION
					% Change
	December 31,				2021 to
	2022	%	2021	%	2022
Commercial and agricultural:
Commercial and industrial	$252,044	13.8%	$256,893	16.9%	(1.9)%
Agricultural	249	—%	394	—%	(36.8)%
Commercial mortgages:
Construction	108,243	5.9%	82,204	5.4%	31.7%
Commercial mortgages	888,670	48.7%	720,358	47.5%	23.4%
Residential mortgages	285,672	15.6%	259,334	17.1%	10.2%
Consumer loans:
Home equity lines and loans	81,401	4.4%	70,670	4.7%	15.2%
Indirect consumer loans	202,124	11.0%	118,569	7.8%	70.5%
Direct consumer loans	11,045	0.6%	9,827	0.6%	12.4%
Total	$1,829,448	100.0%	$1,518,249	100.0%

Portfolio loans totaled $1.829 billion at December 31, 2022 and $1.518 billion at December 31, 2021, an increase of $311.2 million, or 20.5%. The increase was driven by increases of $194.4 million in commercial real estate loans, or 24.2%, $83.6 million, or 70.5% in indirect automobile loans, and $26.3 million in residential mortgages, or 10.2%, offset by a decrease of $5.0 million, or 1.9% in commercial & agricultural loans. The increase in total commercial real estate loans was a result of a $26.0 million increase in construction loans and a $168.3 million increase in commercial real estate loans, primarily driven by increases in loans secured by non-owner occupied and multi-family properties. The increase in indirect automobile loans was attributable to a renewed focus in the program following a pricing restructuring, as well as increased demand for automobiles coupled with elevated vehicle prices nationwide. Increases in residential mortgage loans was due to new originations being retained in the portfolio as opposed to being sold into the secondary market, and continued strong demand through the majority of the year, despite the rising interest rate environment. The decrease in commercial and agricultural loans was primarily the result of a net decrease in PPP loans of $42.5 million during the year, related to SBA forgiveness. PPP loan balances of $0.7 million remained at December 31, 2022, with $0.5 million and $0.2 million of Phase 1 and Phase 2 loans, respectively.

The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	December 31,
	2022	2021	2020	2019	2018
Chemung Canal Trust Company*^	$731,344	639,144	$658,468	$576,399	$603,133
Capital Bank Division	1,098,104	879,105	877,995	732,820	708,773
Total loans	$1,829,448	$1,518,249	$1,536,463	$1,309,219	$1,311,906
*All loans, excluding those originated by the Capital Bank Division.
^ Includes $79.8 million and $47.0 million in the Western New York Market as of December 31, 2022 and 2021, respectively.
Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by changes in economic or other conditions. The Corporation’s concentration policy limits consider the volume of commercial loans to any one specific industry, sponsor, collateral type and location. In addition, the Corporation’s policy limits the volume of non-owner occupied commercial mortgages to four times total risk based capital. At December 31, 2022 and 2021, total non-owner occupied commercial real estate loans divided by total Bank risk based capital was 382.9% and 346.5%, respectively.
The Corporation also monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At December 31, 2022 and 2021, commercial loans to borrowers involved in the real estate, and real estate rental and leasing businesses were 48.3% and 45.1% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2022 and 2021.

The table below shows the maturity of loans outstanding as of December 31, 2022. Also provided are the amounts due by maturity, classified according to fixed interest rates and variable interest rates (in thousands):

	LOAN AMOUNTS CONTRACTUALLY DUE AFTER DECEMBER 31, 2023
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$64,485	$105,091	$77,820	$4,648	$252,044
Agricultural	—	25	224	—	249
Commercial mortgages:
Construction	6,113	43,215	51,180	7,735	108,243
Commercial mortgages	26,515	211,892	623,385	26,878	888,670
Residential mortgages	8,894	9,171	129,661	137,946	285,672
Consumer loans:
Home equity lines and loans	361	5,262	54,338	21,440	81,401
Indirect consumer loans	2,020	84,328	115,776	—	202,124
Direct consumer loans	372	4,163	4,489	2,021	11,045
Total	$108,760	$463,147	$1,056,873	$200,668	$1,829,448

Loans maturing with:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Fixed interest rates	$280,677	$509,202	$98,150	$888,029
Variable interest rates	182,470	547,671	102,518	$832,659
Total	$463,147	$1,056,873	$200,668	$1,720,688

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual troubled debt restructurings, and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure.
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

The following table summarizes the Corporation's non-performing assets, (in thousands):
NON-PERFORMING ASSETS

December 31,	2022	2021	2020	2019	2018
Non-accrual loans	$4,143	$3,469	$6,011	$9,938	$6,305
Non-accrual troubled debt restructurings	4,035	4,645	3,941	8,070	5,949
Total non-performing loans	8,178	8,114	9,952	18,008	12,254
Other real estate owned	195	113	237	517	574
Total non-performing assets	$8,373	$8,227	$10,189	$18,525	$12,828

Ratio of non-performing loans to total loans	0.45%	0.54%	0.65%	1.38%	0.93%
Ratio of non-performing assets to total assets	0.32%	0.34%	0.45%	1.04%	0.73%
Ratio of allowance for loan losses to non-performing loans	240.39%	259.17%	210.25%	130.38%	154.59%

Accruing loans past due 90 days or more (1)	$1	$4	$2	$7	$19
Accruing troubled debt restructurings (1)	$1,405	$5,643	$2,790	$952	$816
(1)These loans are not included in non-performing assets above.

Interest income recorded on non-accrual and troubled debt restructured loans was $56.0 thousand and $146.0 thousand, as of December 31, 2022, and 2021, respectively.

Non-Performing Loans

Non-performing loans totaled $8.2 million at December 31, 2022, or 0.45% of total loans, compared with $8.1 million at December 31, 2021, or 0.54% of total loans. The increase in non-performing loans at December 31, 2022 as compared to December 31, 2021 was due to the additional classification of multiple commercial loans, offset by pay downs on existing non-performing loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $8.4 million, or 0.32% of total assets, at December 31, 2022, compared with $8.2 million, or 0.34% of total assets, at December 31, 2021.
The recorded investment of accruing loans past due 90 days or more was less than $0.1 million at December 31, 2022 and December 31, 2021. There were no PCI loans as of December 31, 2022 and December 31, 2021. PCI loans are accounted for under separate accounting guidance, ASC Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation may modify the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance, applicable to the Corporation as of December, 31 2022. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. As of December 31, 2022 and 2021, the Corporation had $4.0 million and $4.6 million of non-accrual TDRs, respectively. As of December 31, 2022, the Corporation had $1.4 million of accruing TDRs compared with $5.6 million as of December 31, 2021. No loans were modifed as troubled debt restructurings during the twelve months ended December 31, 2022.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The unpaid principal balance of impaired loans at December 31, 2022 totaled $7.5 million, including TDRs of $5.4 million, compared to $18.2 million at December 31, 2021, including TDRs of $10.3 million. The recorded investment of impaired loans at December 31, 2022 totaled $7.5 million compared to $11.6 million at December 31, 2021. Included in the recorded investment of impaired loans at December 31, 2022, were loans totaling $1.3 million for which impairment allowances of $1.1 million have been specifically allocated to the allowance for loan losses. The decrease in the recorded investment in impaired loans was primarily due to the sale of a large commerical real estate loan, reducing the recorded investment in impaired loans by $3.5 million. As of December 31, 2021, the impaired loan total included $5.2 million of loans for which specific impairment allowances of $3.0 million were allocated to the allowance for loan losses.
The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations. It is the Corporation's policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to be impaired. An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. Upon receipt and review of an updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. Real estate values in the Corporation's market area have remained stable. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and the client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.
Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses on existing loans. The allowance is established based upon management’s evaluation of the probable inherent losses in the portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.
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
The general component covers non-impaired loans and is based on historical loss experience adjusted for current qualitative factors. Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five-year history of net losses. For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class. These qualitative factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, and more recently the anticipated impact of COVID-19 on the various portfolios, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of changes & trends in the global economy.

The allowance for loan losses is increased through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of all or a portion of the principal is unlikely. Management's evaluation of the adequacy of the allowance for loan losses is performed on a quarterly basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience, and review of specific impaired loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
The allowance for loan losses was $19.7 million at December 31, 2022, compared to $21.0 million at December 31, 2021. The allowance for loan losses was 240.39% of non-performing loans at December 31, 2022 compared to 259.17% at December 31, 2021. The ratio of allowance for loan losses to total loans was 1.07% at December 31, 2022 and 1.38% at December 31, 2021, respectively. The Corporation continued to monitor the loan portfolio for lagging effects related to the COVID-19 pandemic throughout 2022. Changes in governmental policies and economic pressures during the pandemic placed stress on certain industries while other industries initially anticipated to be highly impacted by the pandemic demonstrated resilience. Based upon management review of these factors, the remaining $2.4 million of the pandemic related provision was released in 2022. Overall, the Corporation released $4.3 million and utilized $0.5 million of the pandemic related provision, and no provision remains at December 31, 2022.
Net charge-offs for the year ended December 31, 2022 were $0.8 million compared with net recoveries of $0.1 million for the year ended December 31, 2021. The ratio of net charge-offs (recoveries) to average loans outstanding was 0.05% for 2022 compared to (0.01)% for 2021. The increase in net charge-offs can primarily be attributed to the $0.7 million charge off on a large commercial real estate loan.

The table below summarizes the Corporation’s allowance for loan losses, non-accrual loans, and ratio of net charge-offs and recoveries to average loans outstanding by loan category for the years ended December 31, 2022 and December 31, 2021, by category (in thousands):

ALLOWANCE FOR LOAN LOSSES AND LOAN CREDIT RATIOS BY LOAN CATEGORY

Balance at December 31, 2022	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans	Net charge-offs (recoveries) to average loans
Commercial and agricultural	$3,373	1.34%	$1,946	0.77%	173.33%	(0.01)%
Commercial mortgages	11,576	1.16%	3,933	0.39%	294.33%	0.08%
Residential mortgages	1,845	0.65%	986	0.35%	187.12%	(0.01)%
Consumer loans	2,865	0.97%	1,313	0.45%	218.20%	0.07%
Total	$19,659	1.07%	$8,178	0.45%	240.39%	0.05%

Balance at December 31, 2021	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans	Net charge-offs (recoveries) to average loans
Commercial and agricultural	$3,591	1.40%	$1,932	0.75%	185.87%	(0.09)%
Commercial mortgages	13,556	1.69%	3,878	0.48%	349.56%	0.01%
Residential mortgages	1,803	0.70%	1,039	0.40%	173.53%	0.03%
Consumer loans	2,075	1.04%	1,265	0.64%	164.03%	0.05%
Total	$21,025	1.38%	$8,114	0.54%	259.17%	(0.01)%

Consolidated Ratios at December 31,			2022	2021
Non-performing loans to total loans			0.45%	0.54%
Allowance for loan losses to total loans			1.07%	1.38%
Allowance for loan losses to total loans, net of PPP			1.08%	1.43%
Allowance for loan losses to non-performing loans			240.39%	259.17%
[1] Ratio is a percentage of loan category.

The decrease in the allowance to non-accrual loans was primarily due to a $0.1 million increase in non-accrual loans from 2021 to 2022, without an equivalent increase in the allowance allocated to non-accrual loans. This was due to the sale of a large commercial real estate loan which carried a specifically allocated reserve of $1.5 million, resulting in the majority of non-accrual loans at December 31, 2022 being carried without a specific reserve allocation. The decrease in the allowance for loan losses to outstanding loans can be attributed to the increase of $311.2. million in outstanding loans, most of which were collectively evaluated for impairment at December 31, 2022, and therefore required lower allowance allocation rates to be applied. Refer to Note 4 of the audited Consolidated Financial Statements appearing elsewhere in this report for components used in credit ratios presented above.

The table below summarizes the Corporation's loan loss experience for the years ended December 31, 2022 and 2021 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE

	Years Ended December 31,
	2022	2021
Allowance for loan losses at beginning of year	$21,025	$20,924
Charge-offs:
Commercial and agricultural	20	28
Commercial mortgages	687	43
Residential mortgages	17	75
Consumer loans	770	593
Total	1,494	739
Recoveries:
Commercial and agricultural	42	312
Commercial mortgages	3	3
Residential mortgages	40	10
Consumer loans	597	498
Total	682	823
Net charge-offs (recoveries)	812	(84)
Provision charged to operations	(554)	17
Allowance for loan losses at end of year	$19,659	$21,025

Other Real Estate Owned

At December 31, 2022, OREO totaled $0.2 million compared to $0.1 million at December 31, 2021. There were four properties relating to residential mortgages and one property relating to a residential home equity loan added to OREO in 2022, and four residential properties were sold from OREO during 2022.

Deposits

The table below summarizes the Corporation’s deposit composition by segment at December 31, 2022, and 2021, and the dollar and percent change from December 31, 2021 to December 31, 2022 (in thousands):

DEPOSITS

	December 31, 2022		December 31, 2021		2022 v. 2021
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non-interest-bearing demand deposits	$733,329	31.4%	$739,607	34.3%	$(6,278)	(0.8)%
Interest-bearing demand deposits	271,645	11.7%	284,721	13.2%	(13,076)	(4.6)%
Money market accounts	640,840	27.5%	654,553	30.4%	(13,713)	(2.1)%
Savings deposits	279,029	12.0%	280,195	13.0%	(1,166)	(0.4)%
Certificates of deposits $250,000 or less	272,182	11.7%	141,990	6.6%	130,192	91.7%
Certificates of deposits greater than $250,000	31,547	1.4%	27,974	1.3%	3,573	12.8%
One-way brokered deposits	73,452	3.2%	—	—%	73,452	N/A
Other time deposits	25,203	1.1%	26,393	1.2%	(1,190)	(4.5)%
Total	$2,327,227	100.0%	$2,155,433	100.0%	$171,794	8.0%

Deposits totaled $2.327 billion at December 31, 2022, compared with $2.155 billion at December 31, 2021, an increase of $171.8 million, or 8.0%. At December 31, 2022, demand deposit and money market accounts comprised 70.7% of total deposits compared with 77.9% at December 31, 2021.
The growth in deposits was attributable to an increase of $206.0 million in time deposits, $73.5 million of which were one-way brokered deposits, offset by decreases of $13.7 million in money market accounts, $13.1 million in interest-bearing demand deposits, $6.3 million in non-interest bearing demand deposits, and $1.2 million in savings deposits.
At December 31, 2022, public funds deposits totaled $349.0 million compared to $378.9 million at December 31, 2021. The Corporation has developed a program for the retention and management of public funds deposits. These deposits are from public entities, such as school districts and municipalities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds deposits generally increase at the end of the first and third quarters. Public funds deposit accounts above the FDIC insured limit are collateralized by municipal bonds and eligible government and government agency securities such as those issued by the FHLB, Fannie Mae, and Freddie Mac.

The table below summarizes the Corporation’s public funds deposit composition by segment (in thousands):

	December 31,
Public Funds:	2022	2021
Non-interest-bearing demand deposits	$20,274	$31,739
Interest-bearing demand deposits	62,219	54,520
Insured money market accounts	255,261	278,790
Savings deposits	8,120	11,104
Time deposits	3,125	2,769
Total public funds	$348,999	$378,922
Total deposits	$2,327,227	$2,155,433
Percentage of public funds to total deposits	15.0%	17.6%

The aggregate amount of the Corporation's outstanding uninsured deposits was $548.0 million, or 24%, and $558.0 million, or 26%, as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the aggregate amount of the Corporation's outstanding certificates of deposit in amounts greater than or equal to $250,000 was $31.5 million. The table below presents the Corporation's scheduled maturity of those certificates as of December 31, 2022 (in thousands):

December 31, 2022
3 months or less	$2,877
Over 3 through 6 months	—
Over 6 through 12 months	9,660
Over 12 months	19,010
$31,547

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	December 31,
	2022	2021	2020	2019	2018
Chemung Canal Trust Company*	1,892,020	1,739,826	$1,686,370	$1,317,225	$1,328,658
Capital Bank Division	435,207	415,607	351,404	254,913	240,579
Total deposits	$2,327,227	$2,155,433	$2,037,774	$1,572,138	$1,569,237
*All deposits, excluding those originated by the Capital Bank Division, and including one-way brokered deposits.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Deposits placed in the CDARS and ICS programs were $441.6 million and $288.1 million as of December 31, 2022 and 2021, respectively.
The Corporation’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquire deposits by entering new markets through denovo branching, (ii) training branch employees to identify and meet client financial needs with Bank products and services, (iii) link business and consumer loans to a primary checking account at the Bank, (iv) aggressively promote direct deposit of client’s payroll checks or benefit checks and (v) constantly monitor the Corporation’s pricing strategies to ensure competitive products and services. The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it may use brokered deposits as a secondary source of funding to support asset growth.

Information regarding deposits is included in Note 8 to the consolidated financial statements appearing elsewhere in this report.

Borrowings

FHLBNY overnight advances increased $81.2 million at December 31, 2022 when compared to 2021. For each year ended December 31, 2022, and 2021 respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity. There were no FHLBNY term advances as of and for the years ended December 31, 2022, and 2021.
Information regarding FHLBNY advances is included in Note 9 of the audited Consolidated Financial Statements appearing elsewhere in this report. There were no securities sold under agreements to repurchase as of and for the years ended December 31, 2022, or 2021.

Derivatives

The Corporation offers interest rate swap agreements to qualified commercial lending customers. These agreements allow the Corporation’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement. Simultaneous with the execution of such an agreement with a customer, the Corporation enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Corporation to continue to receive the variable rate under the loan agreement with the customer. The agreement with the third party is not designated as a hedge contract, therefore changes in fair value are recorded through other non-interest income. Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet. Gains and losses are recorded as other non-interest income. The Corporation is exposed to credit loss equal to the fair value of the interest rate swaps, not the notional amount of the derivatives, in the event of nonperformance by the counterparty to the interest rate swap agreements. Additionally, the swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's consolidated balance sheets, which typically involves a day one gain. Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Corporation is limited to the day one gain and an allowance for credit loss exposure, in the event of nonperformance. The Corporation recognized $0.3 million and $0.4 million in swap income for the years ended December 31, 2022 and 2021, respectively.
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

Shareholders’ Equity

Total shareholders’ equity was $166.4 million at December 31, 2022, compared with $211.5 million at December 31, 2021, a decrease of $45.1 million, or 21.3%. The decrease in shareholders' equity was due primarily to a $68.7 million decrease in accumulated other income (loss), offset by an increase of $23.0 million in retained earnings. The decrease in accumulated other comprehensive income (loss) can mostly be attributed to a decrease in the fair value of the securities portfolio. The increase in retained earnings was primarily due to net income of $28.8 million, offset by $5.8 million in dividends declared during the current year. Treasury stock increased $0.2 million primarily due to the Corporation's common stock repurchase program, offset by the impact of the issuance of shares related to the Corporation's employee benefit plans. Total shareholders’ equity to total assets ratio was 6.29% at December 31, 2022 compared with 8.74% at December 31, 2021. Tangible equity to tangible assets ratio was 5.51% at December 31, 2022, compared with 7.91% at December 31, 2021.
The Bank is subject to the capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2022, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines. A comparison of the Bank’s actual capital ratios to the ratios required to be adequately or well-capitalized at December 31, 2022 and 2021, is included in Footnote 20 of the audited Consolidated Financial Statements. For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”
Cash dividends declared during 2022 totaled $5.8 million, or $1.24 per share, compared to $5.6 million, or $1.19 per share in 2021. Dividends declared during 2022 amounted to 20.15% of net income compared to 21.02% of net income for 2021. Management seeks to continue generating sufficient capital internally, while continuing to pay dividends to the Corporation’s shareholders.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934. As of March 10, 2023, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program at the weighted average cost of $40.42 per share. The remaining buyback authority under the share repurchase program was 200,816 shares as of the March 10, 2023.
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

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of deposit clients, borrowers, and the operating, investing and financing activities of the Corporation. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $250,000 or more, one-way brokered deposits, securities sold under agreements to repurchase and other borrowings.
The Corporation is a member of the FHLBNY, which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $99.8 million and $161.0 million at December 31, 2022 and 2021, respectively. The Corporation also had a total of $68.0 million of unsecured lines of credit with six different financial institutions, all of which were available at December 31, 2022.

On March 12, 2023, the Treasury Department, Federal Reserve and FDIC jointly announced a new liquidity program, the Bank Term Funding Program (BTFP), in response to the failure of two banks earlier that week. Under the BTFP, institutions can pledge certain securities (i.e., securities eligible for purchase by the Federal Reserve Banks in open market operations) for the par value of the securities at a borrowing rate of ten basis points over the one-year overnight index swap rate. There will be no fees with the advance. Any U.S. federally insured depository institution is eligible to participate in the BTFP. The advances, which may have a term of up to one year, may be prepaid by the borrowing institution at any time (including for purposes of refinancing) without penalty.
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

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows on a direct basis, for the years indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$35,047	$35,461
Net cash provided (used) by investing activities	(252,620)	(242,484)
Net cash provided (used) by financing activities	246,461	125,466
Net increase (decrease) in cash and cash equivalents	$28,888	$(81,557)

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the years ended December 31, 2022 and 2021 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the year ended December 31, 2022 predominantly resulted from a net increase in loans, offset by maturities, and principal collected on securities available for sale. Cash used in investing activities during the year ended December 31, 2021 predominantly resulted from purchases of securities available for sale and a net increase in loans, offset by maturities, and principal collected on securities available for sale.

Financing activities
Cash provided by financing activities during the year ended December 31, 2022 resulted primarily from an increase in certificate of deposits, one-way brokered deposits, and FHLBNY overnight advances, offset by the payment of dividends to shareholders. Cash provided by financing activities during the year ended December 31, 2021 resulted from an increase in deposits and FHLBNY overnight advances, offset by the payment of dividends to shareholders and the repurchase of treasury shares through the Corporation's common stock repurchase program.

Off-balance Sheet Arrangements
In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with GAAP are not recorded in the financial statements. The Corporation is also a party to certain financial instruments with off balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit, commitments to fund new loans, interest rate swaps, and risk participation agreements. The Corporation's policy is to record such instruments when funded. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are generally used by the Corporation to manage clients' requests for funding and other client needs.

The table below shows the Corporation’s off-balance sheet arrangements as of December 31, 2022 (in thousands):

COMMITMENT MATURITY BY PERIOD

	Total	2023	2024-2025	2026-2027	2028 and thereafter
Standby letters of credit	$17,211	$15,765	$384	$1,032	$30
Unused portions of lines of credit (1)	256,772	256,772	—	—	—
Commitments to fund new loans	119,509	119,509	—	—	—
Total	$393,492	$392,046	$384	$1,032	$30
(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans. Commitments to outside parties under these lines of credit were $59.3 million, $5.0 million and $8.0 million, respectively, at December 31, 2022.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of December 31, 2022 and December 31, 2021 the Corporation and Bank met all capital adequacy requirements to which they were subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.
As of December 31, 2022, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.
The regulatory capital ratios as of December 31, 2022 and 2021 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies. Refer to Note 19 of the audited Consolidated Financial Statements appearing elsewhere in this report for a table summarizing the Corporation's and the Bank's actual and required regulatory capital ratios. For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years. At December 31, 2022, the Bank could, without prior approval, declare dividends of approximately $49.3 million.

Adoption of New Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Corporation's audited Consolidated Financial Statements which begins on page F-9.

Explanation and Reconciliation of the Corporation’s Use of Non-GAAP Measures

The Corporation prepares its Consolidated Financial Statements in accordance with GAAP; these financial statements appear on pages F-3 through F-8. That presentation provides the reader with an understanding of the Corporation’s results that can be tracked consistently from year-to-year and enables a comparison of the Corporation’s performance with other companies’ GAAP financial statements.
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

	As of or for the Years Ended
(in thousands, except ratio data)	December 31,	December 31,
	2022	2021
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT

Net interest income (GAAP)	$74,179	$65,589
Fully taxable equivalent adjustment	425	382
Fully taxable equivalent net interest income (non-GAAP)	$74,604	$65,971

Average interest-earning assets (GAAP)	$2,444,287	$2,324,498

Net interest margin - fully taxable equivalent (non-GAAP)	3.05%	2.84%

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

	As of or for the Years Ended
(in thousands, except ratio data)	December 31,	December 31,
	2022	2021
EFFICIENCY RATIO

Net interest income (GAAP)	$74,179	$65,589
Fully taxable equivalent adjustment	425	382
Fully taxable equivalent net interest income (non-GAAP)	$74,604	$65,971

Non-interest income (GAAP)	$21,436	$23,870
Less: net (gains) losses on security transactions	—	—
Adjusted non-interest income (non-GAAP)	$21,436	$23,870

Non-interest expense (GAAP)	$59,280	$55,682
Less: amortization of intangible assets	(15)	(243)
Adjusted non-interest expense (non-GAAP)	$59,265	$55,439

Efficiency ratio (unadjusted)	62.00%	62.24%
Efficiency ratio (adjusted)	61.71%	61.71%

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

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,
	2022	2021
TANGIBLE EQUITY AND TANGIBLE ASSETS (YEAR END)
Total shareholders' equity (GAAP)	$166,388	$211,455
Less: intangible assets	(21,824)	(21,839)
Tangible equity (non-GAAP)	$144,564	$189,616

Total assets (GAAP)	$2,645,553	$2,418,475
Less: intangible assets	(21,824)	(21,839)
Tangible assets (non-GAAP)	$2,623,729	$2,396,636

Total equity to total assets at end of year (GAAP)	6.29%	8.74%
Book value per share (GAAP)	$35.32	$45.09

Tangible equity to tangible assets at end of year (non-GAAP)	5.51%	7.91%
Tangible book value per share (non-GAAP)	$30.69	$40.44

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

	As of or for the Years Ended
	December 31,	December 31,
(in thousands, except ratio data)	2022	2021
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$180,684	$204,239
Less: average intangible assets	(21,827)	(21,925)
Average tangible equity (non-GAAP)	$158,857	$182,314

Return on average equity (GAAP)	15.93%	12.94%
Return on average tangible equity (non-GAAP)	18.12%	14.49%

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

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,
	2022	2021
NON-GAAP NET INCOME
Reported net income (loss) (GAAP)	$28,783	$26,425
Net changes in fair value of investments (net of tax)	—	—
Net (gains) losses on security transactions (net of tax)	—	—
Legal accruals and settlements (net of tax)	—	—
Remeasurement of net deferred tax asset	—	—
Net income (non-GAAP)	$28,783	$26,425

Average basic and diluted shares outstanding	4,693	4,683

Reported basic and diluted earnings per share (GAAP)	$6.13	$5.64
Reported return on average assets (GAAP)	1.15%	1.09%
Reported return on average equity (GAAP)	15.93%	12.94%

Basic and diluted earnings per share (non-GAAP)	$6.13	$5.64
Return on average assets (non-GAAP)	1.15%	1.09%
Return on average equity (non-GAAP)	15.93%	12.94%

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
Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At December 31, 2022, it is estimated that an immediate 100-basis point decrease in interest rates would positively impact the next 12 months net interest income by 0.34% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 3.33%. Both are within the Corporation's policy guidelines.
A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At December 31, 2022, it is estimated that an immediate 100-basis point decrease in interest rates would positively impact the market value of the Corporation’s capital account by 2.12%. An immediate 200-basis point increase in interest rates would negatively impact the market value by 1.37%, which is within the Corporation’s policy guidelines.
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2022. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer and Treasurer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2022.

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
As of December 31, 2022 management assessed the effectiveness of the Corporation's internal control over financial reporting based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment was to determine whether the Corporation's internal control over financial reporting was effective as of December 31, 2022. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2022 based on the specified criteria.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2022, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

/s/ Anders M. Tomson	/s/ Karl F. Krebs
Anders M. Tomson	Karl F. Krebs
President and Chief Executive Officer	Chief Financial Officer and Treasurer
March 22, 2023	March 22, 2023

This Annual Report does not include an attestation report of the independent required accounting firm because of an exception under SEC rules.

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2022 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2022 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2022 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2022 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2022 fiscal year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    The following consolidated financial statements of the Corporation appear on pages F-1 through F-60 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe LLP

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Income for the two years ended December 31, 2022

Consolidated Statements of Comprehensive Income (Loss) for the two years ended December 31, 2022

Consolidated Statements of Shareholders' Equity for the two years ended December 31, 2022

Consolidated Statements of Cash Flows for the two years ended December 31, 2022

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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended August 17, 2022 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K and filed with the Commission on August 17, 2022).

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

10.12
Form of Restricted Stock Award Agreement (filed as Exhibit 10.4 to Registrant's Registration Statement on Form S-8 (333-257227) filed with the Commission on June 21, 2021 and incorporated herein by reference).

10.13
Chemung Canal Trust Company Defined Contribution Supplemental Executive Retirement Plan, (as incorporated by reference to Exhibit 10.12 to Registrant's Form 10-K for the year ended December 31, 2021 and filed with the Commission on March 23, 2022).

10.14
Chemung Canal Trust Company Defined Contribution Supplemental Executive Retirement Plan-Amendment Number One, as amended on November 16, 2022 (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on November 21, 2022 and incorporated herein by reference).

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
Elmira, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment.

As described in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for loan losses is the amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance for loan losses was $19.7 million at December 31, 2022, which includes $18.5 million related to loans collectively evaluated for impairment.
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
Grand Rapids, Michigan
March 22, 2023

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share and per share amounts)	2022	2021
ASSETS
Cash and due from financial institutions	$29,309	$17,365
Interest-earning deposits in other financial institutions	26,560	9,616
Total cash and cash equivalents	55,869	26,981

Equity investments, at fair value	2,830	2,964

Securities available for sale, at estimated fair value	632,589	792,026
Securities held to maturity, estimated fair value of $2,402 at December 31, 2022 and $3,796 at December 31, 2021	2,424	3,790
FHLBNY and FRBNY Stock, at cost	8,197	4,218

Loans, net of deferred loan fees	1,829,448	1,518,249
Allowance for loan losses	(19,659)	(21,025)
Loans, net	1,809,789	1,497,224

Loans held for sale	—	396
Premises and equipment, net	16,113	17,969
Operating lease right-of-use assets	6,449	7,234
Goodwill	21,824	21,824
Other intangible assets, net	—	15
Bank owned life insurance	2,871	2,825
Interest rate swap assets	27,141	9,270
Accrued interest and other assets	59,457	31,739
Total assets	$2,645,553	$2,418,475

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$733,329	$739,607
Interest-bearing	1,593,898	1,415,826
Total deposits	2,327,227	2,155,433

FHLBNY overnight advances	95,810	14,570
Capital lease obligation	3,327	3,594
Operating lease liabilities	6,620	7,378
Dividends payable	1,455	1,450
Interest rate swap liabilities	27,196	9,498
Accrued interest payable and other liabilities	17,530	15,097
Total liabilities	2,479,165	2,207,020

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at December 31, 2022 and December 31, 2021	53	53
Additional-paid-in capital	47,331	46,901
Retained earnings	211,859	188,877
Treasury stock, at cost (615,448 shares at December 31, 2022; 636,720 shares at December 31, 2021)	(17,598)	(17,846)
Accumulated other comprehensive (loss) income	(75,257)	(6,530)

Total shareholders' equity	166,388	211,455

Total liabilities and shareholders' equity	$2,645,553	$2,418,475
See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)	2022	2021
Interest and Dividend Income:
Loans, including fees	$68,051	$58,861
Taxable securities	12,096	8,935
Tax exempt securities	1,068	1,061
Interest-earning deposits	260	151
Total interest and dividend income	81,475	69,008

Interest Expense:
Deposits	6,655	3,284
Borrowed funds	641	135
Total interest expense	7,296	3,419
Net interest income	74,179	65,589
Provision for loan losses	(554)	17
Net interest income after provision for loan losses	74,733	65,572

Non-Interest Income:
Wealth management group fee income	10,280	11,072
Service charges on deposit accounts	3,788	3,214
Interchange revenue from debit card transactions	4,603	4,844
Change in fair value of equity investments	(349)	246
Net gain on sales of loans held for sale	107	1,073
Net gains (losses) on sales of other real estate owned	60	(16)
Income from bank owned life insurance	46	52
Other	2,901	3,385
Total non-interest income	21,436	23,870

Non-Interest Expenses:
Salaries and wages	25,054	24,413
Pension and other employee benefits	7,668	6,086
Other components of net periodic pension cost (benefit)	(1,648)	(1,583)
Net occupancy expenses	5,539	5,873
Furniture and equipment expenses	1,906	1,669
Data processing expense	8,919	8,519
Professional services	2,171	1,932
Amortization of intangible assets	15	243
Marketing and advertising expense	941	792
Other real estate owned expenses	(5)	40
FDIC insurance	1,356	1,408
Loan expense	1,001	1,037
Other	6,363	5,253
Total non-interest expenses	59,280	55,682
Income before income tax expense	36,889	33,760
Income tax expense	8,106	7,335
Net income	$28,783	$26,425
Weighted average shares outstanding (in thousands)	4,693	4,683
Basic and diluted earnings per share	$6.13	$5.64

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
(in thousands)	2022	2021
Net income	$28,783	$26,425

Other comprehensive income (loss):
Unrealized holding (losses) on securities available for sale	(93,224)	(15,632)
Reclassification adjustment gains realized in net income	—	—
Net unrealized (losses)	(93,224)	(15,632)
Tax effect	24,423	4,010
Net of tax amount	(68,801)	(11,622)

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain arising during the period	63	3,655
Reclassification adjustment for amortization of prior service benefit	—	(220)
Reclassification adjustment for amortization of net actuarial losses	38	212
Total before tax effect	101	3,647
Tax effect	(27)	(956)
Net of tax amount	74	2,691

Total other comprehensive (loss)	(68,727)	(8,931)

Comprehensive income (loss)	$(39,944)	$17,494

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	$53	$46,764	$168,006	$(17,525)	$2,401	$199,699
Net income	—	—	26,425	—	—	26,425
Other comprehensive income	—	—		—	(8,931)	(8,931)
Restricted stock awards	—	535	—	—	—	535
Distribution of 2,707 shares of treasury stock granted for directors’ deferred compensation plan	—	(72)	—	75	—	3
Distribution of 20,763 shares of treasury stock granted for employee restricted stock awards, net	—	(578)	—	578	—	—
Restricted stock units for directors' deferred compensation plan	—	19	—	—	—	19
Cash dividends declared ($1.19 per share)	—	—	(5,554)	—	—	(5,554)
Distribution of 9,291 shares of treasury stock for directors' compensation	—	64	—	253	—	317
Distribution of 3,860 shares of treasury stock for employee compensation	—	27	—	105	—	132
Sale of 10,322 shares of treasury stock (a)	—	142	—	284	—	426
Repurchase of 41,424 shares of common stock	—	—	—	(1,616)	—	(1,616)
Balances at December 31, 2021	$53	$46,901	$188,877	$(17,846)	$(6,530)	$211,455

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	$53	$46,901	$188,877	$(17,846)	$(6,530)	$211,455
Net income	—	—	28,783	—	—	28,783
Other comprehensive loss	—	—		—	(68,727)	(68,727)
Restricted stock awards	—	795	—	—	—	795
Distribution of 25,011 shares of treasury stock granted for employee restricted stock awards, net	—	(712)	—	712	—	—
Restricted stock units for directors' deferred compensation plan	—	20	—	—	—	20
Cash dividends declared ($1.24 per share)	—	—	(5,801)	—		(5,801)
Distribution of 8,575 shares of treasury stock for directors' compensation	—	131	—	244	—	375
Sale of 9,367 shares of treasury stock (a)	—	158	—	266	—	424
Repurchase of 20,786 shares of common stock	—	—	—	(933)	—	(933)
Forfeiture of 895 shares of restricted stock awards	—	38	—	(41)	—	(3)
Balances at December 31, 2022	$53	$47,331	$211,859	$(17,598)	$(75,257)	$166,388
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	YEARS ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2022	2021
Net income	$28,783	$26,425
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	785	759
Amortization of intangible assets	15	243
Deferred income tax (benefit) expense	1,722	570
Provision for loan losses	(554)	17
Loss on disposal of fixed assets	56	16
Depreciation and amortization of fixed assets	2,226	2,501
Amortization of premiums on securities, net	3,761	5,373
Gains on sales of loans held for sale, net	(107)	(1,073)
Proceeds from sales of loans held for sale	5,819	38,157
Loans originated and held for sale	(5,316)	(37,310)
Net (gains) losses on sale of other real estate owned	(60)	16
Net change in fair value of equity investments	349	(246)
Proceeds from sales of trading assets	142	161
Purchase of equity investments	(357)	(337)
Net (gains) losses on interest rate swaps	(173)	(126)
(Increase) in other assets	(27,636)	(7,386)
Increase (decrease) in accrued interest payable	654	(53)
Expense related to restricted stock units for directors' deferred compensation plan	290	19
Expense related to employee stock compensation	—	132
Expense related to employee restricted stock awards	795	535
Payments on operating leases	(1,195)	(1,202)
Increase (decrease) in other liabilities	25,094	8,322
Income from bank owned life insurance	(46)	(52)
Net cash provided by operating activities	35,047	35,461
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	86,206	143,193
Proceeds from maturities and principal collected on securities held to maturity	2,335	937
Purchases of securities available for sale	(23,743)	(401,594)
Purchases of securities held to maturity	(980)	(2,277)
Purchase of FHLBNY and FRBNY stock	(36,214)	(3,467)
Redemption of FHLBNY and FRBNY stock	32,235	2,399
Purchases of premises and equipment	(426)	(367)
Proceeds from sale of other real estate owned	326	210
Proceeds from bank owned life insurance	—	286
Net (increase) decrease in loans	(312,359)	18,196
Net cash (used by) provided by investing activities	(252,620)	(242,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	(34,233)	207,033
Net increase (decrease) in time deposits	206,027	(89,374)
Net change in FHLBNY overnight advances	81,240	14,570
Principal payments made on capital lease	(267)	(255)
Purchase of treasury stock	(933)	(1,616)
Sale of treasury stock	424	426
Cash dividends paid	(5,797)	(5,318)
Net cash (used in) provided by financing activities	246,461	125,466
Net increase (decrease) in cash and cash equivalents	28,888	(81,557)
Cash and cash equivalents, beginning of period	26,981	108,538
Cash and cash equivalents, end of period	$55,869	$26,981

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,642	$3,472
Income Taxes	$5,625	$5,675

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$348	$102
Dividends declared, not yet paid	$1,455	$1,450

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

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

LEASES

Leases are classified as operating or finance leases on the lease commencement date. At inception, the Corporation determines the lease term by considering the minimum lease term and all optional renewal periods that the Corporation is reasonably certain to renew. The discount rate used in determining lease liability is based upon incremental borrowing rates the Corporation could obtain for similar loans as of the date of commencement or renewal.
The Corporation records operating leases on the balance sheet as a lease liability equal to the present value of future minimum payments under the lease terms, and a right-of-use asset equal to the lease liability. The lease term is also used to calculate straight-line rent expense. The Corporation's leases do not contain residual value guarantees or material variable lease payments that may impact the Corporation's ability to pay dividends or cause the Corporation to incur additional expenses. Rent expense and variable lease expense are included in net occupancy expenses on the Corporation's Consolidated Statements of Income.
Finance leases are recorded at the lesser of the present value of future cash outlays using a discounted cash flow, or fair value at the beginning of the lease term. Initially, a finance lease is recorded as a building asset, and is depreciated over the shorter of the term of the lease or the estimated life of the asset. A corresponding long term lease obligation, which amortizes as payments are made on the lease. Interest expense is incurred using the discount rate determined at the beginning of the lease term. Amortization of the right-of-use assets arising from finance leases is expensed through net occupancy expense, and the interest on the related lease liability is expensed through interest expense on borrowings on the Corporation Consolidated Statements of Income.

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

BANK OWNED LIFE INSURANCE

BOLI is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the cash surrender value are recorded in other non-interest income.

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts. The unaudited market value of trust assets under administration total $2.053 billion, including $346.5 million of assets held under management or administration for the Corporation, at December 31, 2022 and $2.325 billion, including $344.2 million of assets held under management or administration for the Corporation, at December 31, 2021.

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
Under the Plan, pension benefits are based upon final average annual compensation where the annual compensation is total base earnings paid plus commissions. Bonuses, overtime, and dividends are excluded. The normal retirement benefit equals 1.2% of final average compensation (highest consecutive five years of annual compensation in the prior ten years) times years of service (up to a maximum of 25 years), plus 1% of average monthly compensation for each additional year of service (up to a maximum of 10 years), plus 0.65% of average monthly compensation in excess of covered compensation for each year of credited service up to 35 years. Covered compensation is the average of the social security taxable wage base in effect for the 35 year period prior to normal social security retirement age. See Note 13 for further details.
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

Defined Benefit Health Care Plan:

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to employees who meet minimum age and service requirements. This plan was amended effective July 1, 2006. Prior to this amendment, all retirees age 55 or older were eligible for coverage under the Corporation's self-insured health care plan, contributing 40% of the cost of the coverage. Under the amended plan, coverage for Medicare eligible retirees who reside in the Central New York geographic area is provided under a group sponsored plan with Excellus BlueCross BlueShield called Medicare Blue PPO, with the retiree paying 100% of the premium. Excellus BlueCross BlueShield assumes full liability for the payment of health care benefits incurred after July 1, 2006. Current Medicare eligible retirees who reside outside of the Central New York geographic area were eligible for coverage under the Corporation's self-insured plan through December 31, 2009, contributing 50% of the cost of coverage. Effective January 1, 2010, these out of area retirees were eligible for coverage under a Medicare Supplement Plan C administered by Excellus BlueCross BlueShield, contributing 50% of the premium. Current retirees between the ages of 55 and 65, will continue to be eligible for coverage under the Corporation's self-insured plan, contributing 50% of the cost of the coverage. Employees who retired after July 1, 2006, and become Medicare eligible will only have access to the Medicare Blue PPO plan. Additionally, effective July 1, 2006, dental benefits were eliminated for all retirees.  The cost of the plan is based on actuarial computations of current and future benefits for employees, and is charged to non-interest expenses in the consolidated statements of income. See Note 13 for further details.On October 20, 2016, the Corporation amended its defined benefit health care plan to not allow any new retirees into the plan, effective January 1, 2017.

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

STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

The Corporation's 2021 Equity Incentive Plan (the "2021 Plan") is designed to align the interests of the Corporation’s executives, senior managers and directors with the interests of the Corporation and its shareholders, to ensure the Corporation’s compensation practices are competitive and comparable with those of its peers, and to promote the retention of select management-level employees and directors. Under the terms of the 2021 Plan, the Compensation and Personnel Committee may approve discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2021 Plan, the chief executive officer and members of the Board of Directors. Awards are based on the performance, responsibility and contributions of the individual and are targeted at the median of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2021 Plan may not exceed 170,000, upon which time the 2021 Plan will be amended, presented and approved by the Corporation's shareholders to include additional shares of the Corporation's common stock. Awards under the 2021 Plans may be vested no earlier than the first anniversary of the date on which the award is granted. Compensation expense for shares granted will be recognized over the vesting period of the award based upon average closing price of the Corporation's stock for each of the prior 30 trading days ending on the grant date.
A Directors Deferred Fee Plan, an addendum to the 2021 Plan, for non-employee directors of the Corporation or the Bank, provides that directors may elect to defer receipt of all or any part of their fees. Deferrals are either credited with interest compounded quarterly at the Applicable Federal Rate for short-term debt instruments or converted to units, which appreciate or depreciate, as would an actual share of the Corporation’s common stock purchased on the deferral date. Cash deferrals will be paid into an interest bearing account and paid in cash. Units will be paid in shares of common stock. All directors’ fees are charged to non-interest expenses in the consolidated statements of income. Please see Note 14 for further details.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value. If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations. Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2022.
The Corporation's intangible assets related to the purchase of the trust business of Partners Trust Bank in May of 2007, were fully amortized as of December 31, 2022.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU supersedes current GAAP by replacing the incurred loss impairment method with a methodology that reflects lifetime expected credit losses and requires the consideration of a broader range of reasonable and supportable information to form credit loss estimates. In November 2019, the FASB adopted an amendment to postpone the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for and elected delayed adoption. The Corporation has since contracted a vendor and developed a methodology under the guidance of management and complying with the requirements of the ASU. Updated policies and internal controls have been established accordingly. Additionally the Corporation has contracted an independent third party to validate the finalized model.
The basis for the quantitative component of the estimation of expected credit losses is the historical loss experience amongst a curated group of peers. The Corporation utilized regression analyses of peer data, of which the Corporation was included, and where observed credit losses and selected economic factors were utilized to determine suitable loss drivers for modeling the lifetime rates of probability of default (PD). A loss given default rate (LGD) was assigned to each pool for each period based on the outcome. The chosen model utilizes a discounted cash flow (DCF) analysis for all loan portfolio segments as its foundation. Portfolio segments are the level at which loss assumptions are applied to a pool of loans based on the similarity of risk characteristics inherent in the included instruments, relying on FFIEC Call Report codes. The DCF analysis is run at the instrument-level and incorporates an array of loan-specific data points and segment-implied assumptions to determine the lifetime expected loss attributable to each instrument. The loss driver for each loan portfolio segment is derived from a readily available and reasonable economic forecast, which is applied over a four-quarter period, and incorporates an eight-quarter straight-line reversion to the historical mean value of the forecast for all periods beyond the forecast period.
The selected model incorporates qualitative factors in order to appropriately adjust for risk in a given portfolio segment that may not be fully captured through quantitative analysis. Determinations regarding qualitative adjustments are made established by management’s expectation of loss conditions differing from those already captured in the quantitative component of the model.
The Corporation expects to recognize a one-time cumulative-effect adjustment to retained earnings upon adoption of CECL, effective January 1, 2023, in order to bring our allowance for credit losses (ACL) into conformity with the ASU, consistent with regulatory expectations set forth in interagency guidance. The Corporation estimates that under the ACL framework, the allowance for credit losses will remain flat or increase by up to $2.0 million, or $1.4 million, after tax, when compared to the amount being carried on the consolidated balance sheet at December 31, 2022. The Corporation expects the impact of the creation of an allowance for unfunded commitments to be an increase of up to an additional $1.2 million, or $0.9 million, after tax, and no adjustment related to the securities portfolio. The Corporation is in the finalizing the assumptions built into its model, as well as the related internal controls thereon.
This increase encompasses loans that the Corporation currently evaluates for impairment on an individual basis, loans evaluated collectively by pooled segment, and unfunded commitments made by the Corporation not currently carried on the balance sheet. Based on the composition and quality of the Corporation’s debt securities portfolio, management has determined there to be a zero loss estimate on securities that are backed by U.S. governmental agencies.
In March 2022, the FASB issued ASU 2022-02, which eliminates creditor accounting guidance for TDRs for entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and enhances Vintage Disclosures of Gross Writeoffs. This ASU eliminates Subtopic 310-40 guidance for TDRs, and requires creditors to apply the loan refinancing and restructuring guidance in Subtopic 310-20 when evaluating modifications granted to borrowers experiencing financial difficulty to determine whether the modification is considered a continuation of an existing loan or a new loan. The vintage disclosure component of the ASU requires entities to disclose current-period gross writeoffs by origination year for financing receivables and investment leases within the scope of Subtopic 326-20. The Corporation will adopt ASU 2022-02 concurrently with the adoption of ASU 2016-13.

RISKS AND UNCERTAINTIES

Current Banking Environment

Industry events transpiring prior to the Corporation’s filing date, including the failures of Silicon Valley Bank (SVB) headquartered in Santa Clara, California and Signature Bank headquartered in New York, New York in March 2023, have led to uncertainty and concerns regarding the liquidity positions of the banking sector. SVB was placed into receivership on March 10, 2023, marking the second largest bank failure in U.S. history. Signature Bank was placed into receivership on March 12, 2023, marking the third largest bank failure in U.S. history. Both banks appear to have had high ratios of uninsured deposits to total deposits, when compared to industry average. These failures underscore the importance of maintaining access to diverse sources of funding.
Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. The Corporation believes the sources of liquidity presented in the Audited Consolidated Financial Statements and the Notes to the Audited Consolidated Financial Statements are sufficient to meet its needs on the balance sheet date.
An unexpected influx of withdrawals of deposits could adversely impact the Corporation's ability to rely on organic deposits to primarily fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, federal funds lines of credit from correspondent banks, and out-of-market time deposits. Important Accounting Policy ramifications of such events are outlined in the previous sections of Note 1, and subsequently in the relevant Notes to the Consolidated Financial Statements.
In response to these events, the Treasury Department, Federal Reserve, and FDIC jointly announced the Bank Term Funding Program (BTFP) on March 12, 2023. This program aims to enhance liquidity by allowing institutions to pledge certain securities at the par value of the securities, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. As of the date of the release of the Audited Consolidated Financial Statements, the Corporation has not accessed the BTFP.
Such reliance on secondary funding sources could increase the Corporation's overall cost of funding and thereby reduce net income. While the Corporation believes its current sources of liquidity are adequate to fund operations, there is no guarantee they will suffice to meet future liquidity demands. This may necessitate slowing or discontinuing loan growth, capital expenditures, or other investments, or liquidating assets.
For further discussion of the Corporation's liquidity practices, see pages 60-62 of this Form 10-K.

(2)    RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

Generally, the Corporation is required to maintain balances with the Federal Reserve Bank of New York based upon outstanding balances of deposit transaction accounts. However, as of March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020. Therefore, at December 31, 2022 and 2021, there were no reserve requirements with the Federal Reserve Bank of New York.
The Corporation maintains a pre-funded settlement account with a financial institution in the amount of $1.6 million for electronic funds transaction settlement purposes at December 31, 2022 and 2021.
The Corporation also maintains a collateral restricted account with a financial institution related to the Corporation's interest rate swap program. The account serves as collateral in the event of default on the interest rate swaps with the counterparties. No collateral was held at the financial institution as of December 31, 2022, and $7.6 million collateral was held at the financial institution as of December 31, 2021.

(3)     SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2022 and 2021 are as follows (in thousands):

	2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. treasury notes and bonds	$61,800	$55,574	$61,084	$60,431
Mortgage-backed securities, residential	$518,838	$435,131	$582,060	$577,361
Obligations of states and political subdivisions	39,828	38,892	40,299	42,303
Corporate bonds and notes	25,750	21,970	22,750	22,848
SBA loan pools	82,982	81,022	89,216	89,083
Total	$729,198	$632,589	$795,409	$792,026

Gross unrealized gains and losses on securities available for sale at December 31, 2022 and 2021, were as follows (in thousands):

	2022		2021
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
U.S. treasury notes and bonds	$—	$6,225	$27	$680
Mortgage-backed securities, residential	$—	$83,707	$4,032	$8,731
Obligations of states and political subdivisions	2	938	2,004	—
Corporate bonds and notes	—	3,780	180	82
SBA loan pools	155	2,116	344	477
Total	$157	$96,766	$6,587	$9,970

The amortized cost and estimated fair value of debt securities available for sale are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
Within one year	$2,576	$2,537
After one, but within five years	106,445	97,982
After five, but within ten years	17,887	15,481
After ten years	470	436
Mortgage-backed securities, residential	518,838	435,131
SBA loan pools	82,982	81,022
Total	$729,198	$632,589

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no proceeds from sales and calls of securities resulting in gains or losses during the years ended December 31, 2022 and 2021.

Amortized cost and estimated fair value of securities held to maturity at December 31, 2022 and 2021 are as follows (in thousands):

	2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$952	$952	$2,157	$2,157
Time deposits with other financial institutions	1,472	1,450	1,633	1,639
	$2,424	$2,402	$3,790	$3,796

Gross unrealized gains and losses on securities held to maturity at December 31, 2022 and 2021, were as follows (in thousands):

	2022		2021
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Time deposits with other financial institutions	$—	$22	$6	$—
Total	$—	$22	$6	$—

There were no sales of securities held to maturity in 2022 or 2021.

The contractual maturity of securities held to maturity is as follows at December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
Within one year	$1,496	$1,493
After one, but within five years	928	909
Total	$2,424	$2,402

The following table summarizes the investment securities available for sale with unrealized losses at December 31, 2022 and December 31, 2021 by aggregated major security type and length of time in a continuous unrealized position (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2022
U.S. treasury notes and bonds	$1,011	$30	$54,563	$6,195	$55,574	$6,225
Mortgage-backed securities, residential	79,891	7,621	355,240	76,086	435,131	83,707
Obligations of states and political subdivisions	37,847	938	—	—	37,847	938
Corporate bonds and notes	4,515	485	7,455	3,295	11,970	3,780
SBA loan pools	14,333	925	51,123	1,191	65,456	2,116
Total temporarily impaired securities	$137,597	$9,999	$468,381	$86,767	$605,978	$96,766

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2021
U.S. treasury notes and bonds	$49,084	$680	$—	$—	$49,084	$680
Mortgage-backed securities, residential	$293,720	$4,502	$122,050	$4,229	$415,770	$8,731
Corporate bonds and notes	4,928	72	1,989	10	6,917	82
SBA loan pools	51,235	296	13,769	181	65,004	477
Total temporarily impaired securities	$398,967	$5,550	$137,808	$4,420	$536,775	$9,970

Other-Than-Temporary-Impairment

As of December 31, 2022, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities. At December 31, 2022, the unrealized losses related to mortgage-backed were securities issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2022.

Pledged Securities

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $213.8 million at December 31, 2022 and $242.9 million at December 31, 2021.

Concentrations

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2022 or 2021.

Equity Method Investments

Prior to December 31, 2022, the Corporation had an equity investment in Cephas Capital Partners, L.P. This small business investment company was established to provide financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. During 2022, the Corporation received its final distribution. As of December 31, 2021, this investment totaled $0.1 million, was included in other assets, and was accounted for under the equity method of accounting.

(4)     LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio, net of deferred loan fees is summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Commercial and agricultural:
Commercial and industrial	$252,044	$256,893
Agricultural	249	394
Commercial mortgages:
Construction	108,243	82,204
Commercial mortgages	888,670	720,358
Residential mortgages	285,672	259,334
Consumer loans:
Home equity lines and loans	81,401	70,670
Indirect consumer loans	202,124	118,569
Direct consumer loans	11,045	9,827
Total loans, net of deferred loan fees	1,829,448	1,518,249
Interest receivable on loans	6,548	4,133
Total recorded investment in loans	$1,835,996	$1,522,382

The Corporation had no residential mortgages held for sale as of December 31, 2022 and $0.4 million as of December 31, 2021, which are not included in the above table.
Residential mortgages totaling $228.4 million at December 31, 2022 and $204.2 million at December 31, 2021 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLBNY.
As of December 31, 2022, the Corporation had outstanding PPP loan balances of $0.7 million, which are included in commercial and industrial loans in the table above. These loans require no allowance for loan losses as of December 31, 2022 since they are government guaranteed loans.
The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2022 and 2021, respectively (in thousands):

	December 31, 2022
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$3,591	$13,556	$1,803	$2,075	$21,025
Charge Offs:	(20)	(687)	(17)	(770)	(1,494)
Recoveries:	42	3	40	597	682
Net (charge offs) recoveries	22	(684)	23	(173)	(812)
Provision	(240)	(1,296)	19	963	(554)
Ending balance	$3,373	$11,576	$1,845	$2,865	$19,659

	December 31, 2021
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$4,493	$11,496	$2,079	$2,856	$20,924
Charge Offs:	(28)	(43)	(75)	(593)	(739)
Recoveries:	312	3	10	498	823
Net recoveries (charge offs)	284	(40)	(65)	(95)	84
Provision	(1,186)	2,100	(211)	(686)	17
Ending balance	$3,591	$13,556	$1,803	$2,075	$21,025

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,078	$38	$—	$31	$1,147
Collectively evaluated for impairment	2,295	11,538	1,845	2,834	18,512
Total ending allowance balance	$3,373	$11,576	$1,845	$2,865	$19,659

	December 31, 2021
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,394	$1,571	$—	$65	$3,030
Collectively evaluated for impairment	2,197	11,985	1,803	2,010	17,995
Total ending allowance balance	$3,591	$13,556	$1,803	$2,075	$21,025

	December 31, 2022
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,113	$4,384	$760	$265	$7,522
Loans collectively evaluated for impairment	251,178	996,477	285,685	295,134	1,828,474
Total ending loans balance	$253,291	$1,000,861	$286,445	$295,399	$1,835,996

	December 31, 2021
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,427	$7,967	$938	$315	$11,647
Loans collectively evaluated for impairment	255,586	796,858	259,029	199,262	1,510,735
Total ending loans balance	$258,013	$804,825	$259,967	$199,577	$1,522,382

The following tables present loans individually evaluated for impairment recognized by class of loans as of December 31, 2022 and December 31, 2021, the average recorded investment and interest income recognized by class of loan as of the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$1,026	$1,025	$—	$954	$948	$—
Commercial mortgages:
Construction	5	5	—	129	130	—
Commercial mortgages	4,346	4,341	—	6,940	4,278	—
Residential mortgages	767	760	—	951	938	—
Consumer loans:
Home equity lines and loans	154	138	—	185	169	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,086	1,088	1,078	5,350	1,479	1,394
Commercial mortgages:
Commercial mortgages	38	38	38	3,550	3,559	1,571
Consumer loans:
Home equity lines and loans	126	127	31	146	146	65
Total	$7,548	$7,522	$1,147	$18,205	$11,647	$3,030

	December 31, 2022		December 31, 2021
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$814	$—	$1,505	$6
Commercial mortgages:
Construction	71	—	159	6
Commercial mortgages	4,211	14	4,650	30
Residential mortgages	864	37	1,015	40
Consumer loans:
Home equity lines & loans	153	—	273	7
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,453	5	1,505	8
Commercial mortgages:
Commercial mortgages	1,258	—	2,236	49
Consumer loans:
Home equity lines and loans	137	—	157	—
Total	$8,961	$56	$11,500	$146
(1)  Cash basis interest income approximates interest income recognized.

The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of December 31, 2022 and December 31, 2021 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	2022	2021	2022	2021
Commercial and agricultural:
Commercial and industrial	$1,946	$1,932	$1	$4
Commercial mortgages:
Construction	5	34	—	—
Commercial mortgages	3,928	3,844	—	—
Residential mortgages	986	1,039	—	—
Consumer loans:
Home equity lines and loans	760	790	—	—
Indirect consumer loans	540	462	—	—
Direct consumer loans	13	13	—	—
Total	$8,178	$8,114	$1	$4

The following tables present the aging of the recorded investment in loans as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$74	$3	$1	$78	$252,963	$253,041
Agricultural	—	—	—	—	250	250
Commercial mortgages:
Construction	—	—	—	—	108,671	108,671
Commercial mortgages	1,066	—	486	1,552	890,638	892,190
Residential mortgages	1,386	715	294	2,395	284,050	286,445
Consumer loans:
Home equity lines and loans	194	122	442	758	80,944	81,702
Indirect consumer loans	1,407	195	250	1,852	200,738	202,590
Direct consumer loans	2	19	1	22	11,085	11,107
Total	$4,129	$1,054	$1,474	$6,657	$1,829,339	$1,835,996

	December 31, 2021
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$413	$148	$26	$587	$257,031	$257,618
Agricultural	—	—	—	—	395	395
Commercial mortgages:
Construction	—	—	—	—	82,435	82,435
Commercial mortgages	24	224	1,302	1,550	720,840	722,390
Residential mortgages	580	32	652	1,264	258,703	259,967
Consumer loans:
Home equity lines and loans	256	69	424	749	70,105	70,854
Indirect consumer loans	1,179	424	255	1,858	116,997	118,855
Direct consumer loans	24	11	13	48	9,820	9,868
Total	$2,476	$908	$2,672	$6,056	$1,516,326	$1,522,382

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
As of December 31, 2022 and 2021, the Corporation has a recorded investment in TDRs of $5.4 million and $10.3 million, respectively. There were specific reserves of $0.2 million allocated for TDRs at December 31, 2022 and $1.9 million allocated at December 31, 2021. As of December 31, 2022, TDRs totaling $1.4 million were accruing interest under the modified terms and $4.0 million were on non-accrual status. As of December 31, 2021, TDRs totaling $5.6 million were accruing interest under the modified terms and $4.7 million were on non-accrual status. The Corporation has committed no additional amounts to customers with outstanding loans that are classified as TDRs as of December 31, 2022 and 2021.
During the year ended December 31, 2022 there were no loans that were modified as TDRs.
During the year ended December 31, 2021, the terms and conditions of two commercial and industrial loans and four commercial mortgage loans were modified as TDRs. The modification of the terms of all of these loans included a postponement or reduction of the scheduled amortized payments for greater than a three month period.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2021 (in thousands):

December 31, 2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	2	$502	$502
Commercial mortgages:
Commercial mortgages	4	6,094	6,094
Total	6	$6,596	$6,596

The TDRs described above increased the allowance for loan losses by $1.7 million and resulted in no in charge offs during the year ended December 31, 2021.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
There were no payment defaults on any loans previously modified as troubled debt restructurings during the years ended December 31, 2022 and December 31, 2021, within twelve months following the modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are included in groups of homogeneous loans. Based on the analyses performed as of December 31, 2022 and 2021, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	December 31, 2022
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$235,900	$13,349	$2,899	$893	$253,041
Agricultural	—	250	—	—	—	250
Commercial mortgages:
Construction	—	108,488	178	5	—	108,671
Commercial mortgages	—	860,389	23,938	7,825	38	892,190
Residential mortgages	285,459		—	986	—	286,445
Consumer loans
Home equity lines and loans	80,942	—	—	760	—	81,702
Indirect consumer loans	202,050	—	—	540	—	202,590
Direct consumer loans	11,094	—	—	13	—	11,107
Total	$579,545	$1,205,027	$37,465	$13,028	$931	$1,835,996

	December 31, 2021
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$250,529	$2,892	$3,108	$1,089	$257,618
Agricultural	—	395	—	—	—	395
Commercial mortgages:
Construction	—	82,404	—	31	—	82,435
Commercial mortgages	—	672,741	31,072	17,458	1,119	722,390
Residential mortgages	258,928	—	—	1,039	—	259,967
Consumer loans
Home equity lines and loans	70,064	—	—	790	—	70,854
Indirect consumer loans	118,393	—	—	462	—	118,855
Direct consumer loans	9,855	—	—	13	—	9,868
Total	$457,240	$1,006,069	$33,964	$22,901	$2,208	$1,522,382

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Non-performing loans include non-accrual loans and non-accrual troubled debt restructurings.

The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$285,459	$80,942	$202,050	$11,094
Non-Performing	986	760	540	13
Total	$286,445	$81,702	$202,590	$11,107

	December 31, 2021
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$258,928	$70,064	$118,393	$9,855
Non-Performing	1,039	790	462	13
Total	$259,967	$70,854	$118,855	$9,868

(5)    PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Land	$4,674	$4,710
Buildings	40,419	40,726
Projects in progress	82	5
Equipment and furniture	36,964	37,183
Leasehold improvements	4,874	5,318
	87,013	87,942
Less accumulated depreciation and amortization	70,900	69,973
Net book value	$16,113	$17,969

Depreciation expense was $2.2 million and $2.5 million for 2022 and 2021, respectively.

Capital Leases

The Corporation leases certain buildings under capital leases. The lease arrangements require monthly payments through 2036.

The Corporation has included these capital leases in premises and equipment as follows:

	2022	2021
Buildings	$5,572	$5,572
Accumulated depreciation	(2,540)	(2,208)
Net book value	$3,032	$3,364

(6)    LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of December 31, 2022, the weighted average remaining lease term was 8.6 years with a weighted average discount rate of 3.35%. Rent expense was 1.0 million for each of the years ended December 31, 2022 and 2021, respectively. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees. The Corporation's operating lease obligation increased $0.8 million as of December 31, 2021 due to modification agreements, the addition of a new location in Clarence, New York, and the relocation of an existing branch location in Bath, New York.

Leased branch properties at December 31, 2022 and December 31, 2021 consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Operating lease right-of-use asset	$7,234	$7,145
Less: accumulated amortization	(785)	(759)
Less: lease termination	—	(313)
Add: new lease agreement and modifications	$—	$1,161
Operating lease right-of-use-assets, net	$6,449	$7,234

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of December 31, 2022 (in thousands):

Year	Amount
2023	$992
2024	924
2025	841
2026	845
2027	854
2028 and thereafter	3,167
Total minimum lease payments	7,623
Less: amount representing interest	(1,003)
Present value of net minimum lease payments	$6,620

As of December 31, 2022, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of December 31, 2022, the weighted average remaining lease term was 10.2 years years with a weighted average discount rate of 3.39%. The Corporation has included these leases in premises and equipment as of December 31, 2022 and December 31, 2021.

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of December 31, 2022 (in thousands):

Year	Amount
2023	$391
2024	391
2025	409
2026	425
2027	428
2028 and thereafter	1,988
Total minimum lease payments	4,032
Less: amount representing interest	(705)
Present value of net minimum lease payments	$3,327

As of December 31, 2022, the Corporation had no finance leases that were signed, but had not yet commenced.

(7)            GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ended December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
End of year	$21,824	$21,824

Acquired intangible assets were as follows at December 31, 2022 and 2021 (in thousands):

	At December 31, 2022		At December 31, 2021
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,974	$5,975	$5,974
Other customer relationship intangibles	5,633	5,634	5,633	5,619
Total	$11,608	$11,608	$11,608	$11,593

Aggregate amortization expense was $15 thousand and $0.2 million for 2022 and 2021, respectively. There is no remaining estimated aggregate amortization expense at December 31, 2022.

(8)    DEPOSITS

A summary of deposits at December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
Non-interest-bearing demand deposits	$733,329	$739,607
Interest-bearing demand deposits	271,645	284,721
Money market accounts	640,840	654,553
Savings deposits	279,029	280,195
Certificates of deposits $250,000 or less	272,182	141,990
Certificates of deposits greater than $250,000	31,547	27,974
One-way brokered deposits [1]	73,452	—
Other time deposits [2]	25,203	26,393
Total	$2,327,227	$2,155,433
__________________________________________________________
1 Brokered deposits which are individually $250,000 and under.
2 Includes Individual Retirement Accounts and Christmas Club Accounts.

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Corporate offered ICS/CDARS programs allowing enhanced FDIC insurance protection. In general, the equivalent of the customers' original deposited funds comes back to the Corporation and are carried within the time deposits category.

Scheduled maturities of time deposits at December 31, 2022, are summarized as follows (in thousands):

Year	Maturities
2023 [1]	303,719
2024	75,324
2025	10,702
2026	5,998
2027	2,784
2028	3,857
Total	$402,384
__________________________________________________

1 $73.5 million of 2023 maturities represent brokered deposits.

Time deposits that meet or exceed the FDIC Insurance limit of $250 thousand at December 31, 2022 and 2021 were $36.4 million and $28.8 million, respectively.

(9)    FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

FHLBNY overnight advances totaled $95.8 million and $14.6 million as of December 31, 2022 and 2021, respectively. The Corporation held no fixed rate term advances as of December 31, 2022 and 2021, respectively.

The following is a summary of FHLBNY overnight advances as of December 31, 2022 and 2021. The carrying amount includes the advance balance plus purchase accounting adjustments that are amortized over the term of the advance (in thousands):

2022			2021
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
$95,810	4.61%	January 3, 2023	$14,570	0.34%	January 3, 2022

The Bank has pledged $228.4 million and $204.2 million of first mortgage loans under a blanket lien arrangement at December 31, 2022 and 2021, respectively, as collateral for future borrowings.  Based on this collateral and additional securities held, the Bank's unused borrowing capacity at the FHLBNY was $99.8 million at December 31, 2022.

(10)    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the years ended December 31, 2022 and 2021 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Year ended December 31, 2022
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	3,084	—	—	3,084
Other	704	—	—	704
Interchange revenue from debit card transactions	4,603	—	—	4,603
WMG fee income	—	10,280	—	10,280
CFS fee and commission income	—	—	1,079	1,079
Net gains (losses) on sales of OREO	60	—	—	60
Net gains on sales of loans(a)	107	—	—	107
Loan servicing fees(a)	153	—	—	153
Change in fair value of equity securities(a)	(353)	—	4	(349)
Income from bank-owned life insurance(a)	46	—	—	46
Other(a)	1,821	—	(152)	1,669
Total non-interest income	$10,225	$10,280	$931	$21,436
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Year ended December 31, 2021
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,266	$—	$—	$2,266
Other	948	—	—	948
Interchange revenue from debit card transactions	4,844	—	—	4,844
WMG fee income	—	11,072	—	11,072
CFS fee and commission income	—	—	1,043	1,043
Net gains (losses) on sales of OREO	(16)	—	—	(16)
Net gains on sales of loans(a)	1,073	—	—	1,073
Loan servicing fees(a)	148	—	—	148
Change in fair value of equity securities(a)	161	—	85	246
Income from bank-owned life insurance(a)	52	—	—	52
Other(a)	2,264	—	(70)	2,194
Total non-interest income	$11,740	$11,072	$1,058	$23,870
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
The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2022, the Corporation held derivatives not designated as hedging instruments with a total notional amount of $545.0 million. Derivatives not designated as hedging instruments included back-to-back interest rate swaps of $531.2 million, consisting of $265.6 million of interest rate swaps with commercial borrowers and an additional $265.6 million of offsetting interest rate swaps with third-party counter-parties on substantially the same terms, and risk participation agreements with dealer banks of $13.8 million. Free-standing derivatives are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded in other non-interest income.

The following table presents information regarding our derivative financial instruments, at December 31:

2022	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	42	$265,619	7.1	3.94%	6.35%	$(27,141)
Interest rate swap agreements with third-party counter-parties	42	265,619	7.1	6.35%	3.94%	27,196
Risk participation agreements	3	13,764	9.6			—
Total	87	$545,002				$55

2021	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	35	$235,730	7.7	3.83%	2.14%	$(9,711)
Interest rate swap agreements with third-party counter-parties	35	235,730	7.7	2.14%	3.83%	9,498
Risk participation agreements	4	18,552	2.2			(15)
	74	$490,012				$(228)

There was no off-balance sheet exposure for the risk participation agreements as of December 31, 2022, and $0.5 million for December 31, 2021.

Amounts included in the Consolidated Statements of Income related to derivatives not designated as hedging were as follows:

	Years Ended December 31,
	2022	2021
Derivatives not designated as hedging instruments:
Interest rate swap agreements with commercial loan customers:
Unrealized (loss) recognized in non-interest income	$(17,430)	$5,313

Interest rate swap agreements with third-party counter-parties:
Unrealized gain recognized in non-interest income	17,698	(5,204)

Risk participation agreements:
Unrealized gain (loss) recognized in non-interest income	15	20

Unrealized gain (loss) recognized in non-interest income	$283	$129

(12)            INCOME TAXES

For the years ended December 31, 2022 and 2021, income tax expense attributable to income from operations consisted of the following (in thousands):

	2022	2021
Current expense:
Federal	$5,501	$5,732
State	883	1,033
Total current	6,384	6,765
Deferred expense/(benefit):
Federal	1,365	527
State	357	43
Total deferred	1,722	570
Income tax expense	$8,106	$7,335

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows (in thousands):

	2022	2021
Statutory federal tax rate	21%	21%
Tax computed at statutory rate	$7,747	$7,090
Increase (reduction) resulting from:
Tax-exempt income	(434)	(380)
831(b) premium adjustment	(309)	(291)
Dividend exclusion	(7)	(8)
State taxes, net of Federal impact	988	803
Nondeductible interest expense	8	4
Other items, net	113	117
Income tax expense	$8,106	$7,335
Effective tax rate	22.0%	21.7%
The higher tax expense in 2022 when compared to 2021 can be attributed to an increase in pretax income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021, are presented below (in thousands):

	2022	2021
Deferred tax assets:
Allowance for loan losses	$5,147	$5,546
Depreciation	1,133	979
Deferred compensation and directors' fees	1,128	1,130
Operating lease liabilities	1,688	1,976
Purchase accounting adjustment – fixed assets	153	153
Net unrealized losses on securities available for sale	25,310	886
Defined benefit pension and other benefit plans	1,320	1,347
Nonaccrued interest	415	473
Accrued expense	117	139
Other items, net	112	127
Total gross deferred tax assets	36,523	12,756

Deferred tax liabilities:
Deferred loan fees and costs	1,358	355
Prepaid pension	4,055	3,715
Discount accretion	108	78
Core deposit intangible	1,733	1,556
REIT dividend	561	608
Operating lease right-of-use assets	1,688	1,976
Accrual for employee benefit plans	5	3
Other	219	344
Total gross deferred tax liabilities	9,727	8,635
Net deferred tax asset	$26,796	$4,121

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
As of December 31, 2022 and 2021, the Corporation did not have any unrecognized tax benefits.
The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes. As of December 31, 2022 and 2021, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.
The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2019 and for New York State taxing authorities for the year prior to 2019. New York State taxing authorities recently completed audits of the Corporation for the years 2018, 2019, and 2020. There were no adjustments as a result of the New York State audits.

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2022 and 2021 (in thousands):

Change in projected benefit obligation:	2022	2021
Benefit obligation at beginning of year	$40,404	$42,781
Service cost	—	—
Interest cost	1,130	1,084
Actuarial (gain) loss	(8,856)	(1,300)
Curtailments	—	—
Settlements	—	—
Benefits paid	(2,172)	(2,161)
Benefit obligation at end of year	$30,506	$40,404

Change in plan assets:	2022	2021
Fair value of plan assets at beginning of year	$52,987	$50,134
Actual return on plan assets	(6,159)	5,014
Employer contributions	—	—
Settlements	—	—
Benefits paid	(2,172)	(2,161)
Fair value of plan assets at end of year	$44,656	$52,987

Funded status	$14,150	$12,583

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Net actuarial loss	$4,988	$4,833
Prior service cost	—	—
Total before tax effects	$4,988	$4,833

The accumulated benefit obligation at December 31, 2022 and 2021 was $30.5 million and $40.4 million, respectively.

Actuarial losses in the Projected Benefit Obligation (PBO) in 2022 were primarily the result of the increase in discount rate. The increase in discount rate caused the PBO to decrease by $9.2 million. The update in mortality table caused the PBO to increase by $0.2 million. Other sources of gain/loss such as plan experience, updated census data and minor adjustments to actuarial assumptions generated a combined loss of less than 1% of expected year end obligations.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2022 and 2021 were as follows:

	2022	2021
Discount rate	5.42%	2.87%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) in 2022 and 2021 consist of the following (in thousands):

Net periodic benefit cost	2022	2021
Service cost, benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	1,130	1,084
Expected return on plan assets	(2,851)	(2,696)
Amortization of net loss		151
Amortization of prior service cost	—	—
Recognized (gain) loss due to settlements	—	—
Net periodic cost (benefit)	$(1,721)	$(1,461)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2022	2021
Net actuarial (gain) loss	$154	$(3,618)
Recognized loss	—	(151)
Amortization of prior service cost	—	—
Total recognized in other comprehensive income (loss) (before tax effect)	$154	$(3,769)

Total recognized in net (benefit) cost and other comprehensive income (loss) (before tax effect)	$(1,567)	$(5,230)

During 2022, the plan's total unrecognized net loss increased by $0.2 million. The variance between the actual and expected return on plan assets during 2022 increased the total unrecognized net loss by $9.0 million. Because the total unrecognized net gain or loss in the plan exceeds 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average future working lifetime of the plan participants. As of January 1, 2022, the average expected future working lifetime active plan participants was 22.55 years. Actual results for 2023 will depend on the 2023 actuarial valuation of the plan.

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2022, 2021 were as follows:

	2022	2021
Discount rate	2.87%	2.61%
Expected return on assets	5.50%	5.50%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

The Corporation changes important assumptions whenever changing conditions warrant. At December 31, 2022 the Corporation used IRS Static 2023 Mortality Table with Mortality Improvement Scale MP-2021 as a basis for the Plan's valuation. At December 31, 2021, the Corporation used IRS Static 2022 Mortality Table with Mortality Improvement Scale MP-2020 as a basis for the Plan's valuation. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.

The Corporation's overall investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types. The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds. Other investments may consist of mutual funds, money market funds and cash & cash equivalents. While no significant changes in the asset allocations are expected during 2023, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a CAPM using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2022	Percentage of Plan Assets at December 31,		Expected Long-Term Rate of Return
		2022	2021
Large cap domestic equities	30% - 60%	39%	42%	9.3%
Mid-cap domestic equities	0% - 8%	2%	—%	9.7%
Small-cap domestic equities	0% - 6%	1%	5%	8.2%
International equities	0% - 8%	3%	4%	9.4%
Intermediate fixed income	33% - 63%	43%	45%	2.9%
Alternative assets	0% - 15%	—%	—%	—%
Cash	0% - 20%	12%	4%	0.9%
Total		100%	100%

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
As of December 31, 2022 and 2021, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.
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

The fair value of the plan assets at December 31, 2022 and 2021, by asset class are as follows (in thousands):

		Fair Value Measurement atDecember 31, 2022 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$5,374	$5,374	$—	$—
Equity securities:
U.S. companies	17,526	17,526	—	—

Mutual funds	19,619	19,619	—	—

Debt securities:
U.S. Treasuries/Government bonds	1,891	1,891	—	—
U.S. Corporate bonds	246	246	—	—
Total plan assets	$44,656	$44,656	$—	$—

		Fair Value Measurement atDecember 31, 2021 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2,270	$2,270	$—	$—
Equity securities:
U.S. companies	21,927	21,927	—	—

Mutual funds	26,345	26,345	—	—

Debt securities:
U.S. Treasuries/Government bonds	2,181	2,181	—	—
U.S. Corporate bonds	264	264	—	—
Total plan assets	$52,987	$52,987	$—	$—

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan (in thousands):

Calendar Year	Future Expected Benefit Payments
2023	$2,357
2024	$2,363
2025	$2,346
2026	$2,352
2027	$2,339
2028-2032	$11,339

The Corporation does not expect to contribute to the plan during 2023. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

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
Expense related to both plans totaled $1.4 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively. The plan's assets at December 31, 2022 and 2021 include 121,847 and 118,081 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2022 and 2021 (in thousands):

Changes in accumulated postretirement benefit obligation:	2022	2021
Accumulated postretirement benefit obligation - beginning of year	$194	$249
Service cost	—	—
Interest cost	3	6
Participant contributions	18	20
Amendments	—	—
Actuarial (gain) loss	(71)	(37)
Benefits paid	(49)	(44)
Accumulated postretirement benefit obligation at end of year	$95	$194

Change in plan assets:	2022	2021
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	31	24
Plan participants’ contributions	18	20
Benefits paid	(49)	(44)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(95)	$(194)

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Net actuarial loss	$118	$208
Prior service credit	—	—
Total before tax effects	$118	$208

Weighted-average assumption for disclosure as of December 31:	2022	2021
Discount rate	5.42%	2.87%
Assumed rate of future compensation increase	N/A	N/A
Health care cost trend: Initial (Pre-65/Post 65)	7.50% / 6.50%	6.95% / 5.45%
Health care cost trend: Ultimate (Pre-65/Post 65)	4.75% / 4.75%	4.75% / 4.75%
Year ultimate cost trend reached	2032 / 2030	2027

The components of net periodic postretirement benefit cost for the years ended December 31, 2022 and 2021 are as follows (in thousands):

Net periodic cost (benefit)	2022	2021
Service cost	$—	$—
Interest cost	3	6
Expected return on plan assets	—	—
Amortization of prior service benefit		(220)
Recognized actuarial loss	18	42
Recognized prior service benefit due to curtailments	—	—
Net periodic postretirement cost (benefit)	$21	$(172)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2022	2021
Net actuarial (gain) loss	$(71)	$(37)
Recognized actuarial loss	(18)	(42)
Prior service credit	—	—
Amortization of prior service benefit	—	220
Total recognized in other comprehensive income (loss)(before tax effect)	$(89)	$141

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$(68)	$(31)

Actuarial gain for 2022 is primarily the net impact of an increase in discount rate, which decreased the Accumulated Postretirement Benefit Obligation (APBO) by $12 thousand, the updating of health care trend rates (HCTR), which increased the APBO by $4 thousand, and claims and data experience, which (combined) decreased the APBO by $64 thousand. During 2022 the plan's total unrecognized net loss decreased by $90 thousand. Because the total unrecognized net gain or loss in the plan exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average future life expectancy of all plan participants. As of January 1, 2022, the average future life expectancy of all plan participants was 7.0 years. Previous to the plan freeze as of December 31, 2016, the amortization period was based upon average future working lifetime of active employees. Actual results for 2023 will depend on the 2023 actuarial valuation of the plan.
The change in unrecognized gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2022, the unrecognized net loss decreased by 46% of the December 31, 2021 accumulated postretirement benefit obligation. The Corporation changes important assumptions whenever changing conditions warrant. The discount rate and per capita costs are typically changed at least annually. Other material assumptions include rates of participant mortality and rates of increase in medical costs.

Weighted-average assumptions for net periodic cost as of December 31:	2022	2021
Discount rate	2.87%	2.61%
Expected return on plan assets	N/A	N/A
Assumed rate of future compensation increase	N/A	N/A
Health care cost trend: Initial	6.95% / 5.45%	6.95% / 5.45%
Health care cost tread: Ultimate	4.75% / 4.75%	4.75% / 4.75%
Year ultimate reached	2027	2026

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten (in thousands):

Calendar Year	Future Estimated Benefit Payments
2023	$27
2024	$11
2025	$11
2026	$10
2027	$10
2028-2032	$36

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees. The amount expected to be required in contributions to the plan during 2023 is $27 thousand.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded as of December 31, 2022 and 2021.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2022 and 2021 (in thousands):

Change in projected benefit obligation:	2022	2021
Benefit obligation at beginning of year	$1,173	$1,251
Service cost	—	—
Interest cost	32	31
Actuarial (gain) loss	(148)	—
Benefits paid	(109)	(109)
Projected benefit obligation at end of year	$948	$1,173

Changes in plan assets:	2022	2021
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	109	109
Benefits paid	(109)	(109)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(948)	$(1,173)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Net actuarial loss	$172	$339
Prior service cost	—	—
Total before tax effects	$172	$339

Accumulated benefit obligation at December 31, 2022 and 2021 was $0.9 million and $1.2 million, respectively.

Weighted-average assumption for disclosure as of December 31:	2022	2021
Discount rate	5.42%	2.87%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

The components of net periodic benefit cost for the years ended December 31, 2022 and 2021 are as follows (in thousands):

Net periodic benefit cost	2022	2021
Service cost	$—	$—
Interest cost	32	31
Recognized actuarial loss	19	19
Net periodic postretirement benefit cost	$51	$50

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):	2022	2021
Net actuarial (gain) loss	$(148)	$—
Recognized actuarial loss	(20)	(19)
Total recognized in other comprehensive income (loss) (before tax effect)	$(168)	$(19)

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$(117)	$31

During 2022, there was a $182 thousand decrease in the projected benefit obligation as a result of the increase in discount rate. Offsetting this was a mortality increase of $7 thousand, due to the update in the mortality assumption. There was also a $27 thousand increase in PBO due to participant mortality (longevity) experience. There were no other significant sources of gain or loss during 2022.
During 2022, the plan's total unrecognized net loss decreased by $167 thousand. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average future life expectancy of all participants. Previously, the excess had been amortized over the average future working lifetime of active participants, however, there are no longer any active participants in the plan as of January 1, 2017, so the amortization period was changed to be the average future life expectancy of all plan participants. As of January 1, 2023, the average future life expectancy of plan participants was 10.86 years.

Weighted-average assumptions for net periodic cost as of December 31:	2022	2021
Discount rate	2.87%	2.61%
Expected asset return	N/A	N/A
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

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
The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2022 the unrecognized net loss decreased 14.3% of the December 31, 2021 projected benefit obligation.

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan (in thousands):

Calendar Year	Future Estimated Benefit Payments
2023	$108
2024	$106
2025	$102
2026	$98
2027	$94
2028-2032	$390

The Corporation expects to contribute $110 thousand to the plan during 2023. Corporation contributions are equal to the benefit payments to plan participants. Funding requirements for subsequent years are uncertain and will significantly depend upon changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers, which was initiated in 2012. The plan is unfunded as of December 31, 2022 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events. The accrued obligation for the plan as of December 31, 2022 and 2021 was $2.9 million and $2.4 million, respectively. A total of $0.5 million and $0.4 million was expensed during the years ended December 31, 2022 and 2021, respectively. In addition to each participants account being credited with the annual company contribution, each account will receive a quarterly interest credit that will be calculated based upon the average yield on five year U.S. Treasury Notes.

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

During 2022 and 2021, a total of 33,586 and 20,763 shares, respectively, were re-issued from treasury to fund stock compensation. The expense related to the grants was $1.2 million and $0.5 million for 2022 and 2021, respectively. During January 2023 and 2022, 13,069 and 12,560 shares, respectively, were granted and re-issued from treasury to fund the stock component of the Directors' and the Chief Executive Officer’s compensation. The Corporation recognized $0.5 million of expense related to these grants in 2022. Due to the transition to the new Plan, there was no expenses recognized for these grants in 2021. For 2023 grants, the expense related to this compensation will be recognized over the one year vesting period.

A summary of restricted stock activity as of December 31, 2022, and changes during the year ended is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2021	37,837	$42.99
Granted	33,586	45.92
Vested	(15,126)	43.83
Forfeited or Cancelled	(895)	41.02
Nonvested at December 31, 2022	55,402	$44.57

As of December 31, 2022, there was $1.4 million of total unrecognized compensation cost related to nonvested shares granted under the prior Plan and the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 3.98 years. The total fair value of shares vested during the years ended December 31, 2022 and 2021 were $672 thousand and $620 thousand, respectively.

(15)    RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest) or board members, were customers of, and had loans and other transactions with the Corporation. These loans are summarized as follows for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Balance at beginning of year	$51,192	$56,052
New loans or additional advances	990	2,642
Effect of changes in composition of related parties	(22,607)	(122)
Repayments	(1,513)	(7,380)
Balance at end of year	$28,062	$51,192

Deposits from principal officers, directors, and their affiliates at December 31, 2022 and 2021 were $28.4 million and $46.7 million, respectively.

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July 2024 from a former member of the Corporation's Board of Directors with monthly rent and CAM expenses totaling $4 thousand per month. This Board member retired from the Corporation's Board of Directors as of June 7, 2022. Rent and CAM paid to this Board member while serving on the Board totaled $25 thousand and $50 thousand for the years ended December 31, 2022 and 2021, respectively.
The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM expense totaling $8 thousand per month. Rent and CAM paid to this Board member totaled $102 thousand and $101 thousand for the years ended December 2022 and 2021, respectively.
WMG provided trust services to members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners or board members. WMG fee income for the trust services provided totaled $0.6 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows (in thousands):

	2022		2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$44,481	$75,028	$20,772	$46,558
Unused lines of credit	$2,887	$326,188	$4,745	$288,368
Standby letters of credit	$—	$17,211	$—	$7,974

Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of December 31, 2022, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 5.00% to 7.25% and maturities ranging from three years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of December 31, 2022, the fixed rate commercial draw commitments have interest rates ranging from 2.79% to 6.91%.
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
The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $17.2 million at December 31, 2022 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2022 was not significant.
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

(17)    PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting) (in thousands):

BALANCE SHEETS - DECEMBER 31	2022	2021
Assets:
Cash on deposit with subsidiary bank	$2,708	$2,473
Investment in subsidiary - Chemung Canal Trust Company	157,493	203,373
Investment in subsidiary - CFS Group, Inc.	1,294	1,074
Investment in subsidiary - Chemung Risk Management, Inc.	2,887	2,661
Dividends receivable from subsidiary bank	1,455	1,450
Securities available for sale, at estimated fair value	329	391
Other assets	1,728	1,517
Total assets	$167,894	$212,939
Liabilities and shareholders' equity:
Dividends payable	$1,455	$1,450
Other liabilities	51	34
Total liabilities	1,506	1,484
Shareholders' equity:
Total shareholders' equity	166,388	211,455
Total liabilities and shareholders' equity	$167,894	$212,939

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2022	2021
Dividends from subsidiary bank and non-bank	$7,051	$6,854
Interest and dividend income	7	4
Non-interest income	10	85
Non-interest expenses	586	432
Income before impact of subsidiaries' undistributed earnings	6,482	6,511
Equity in undistributed earnings of Chemung Canal Trust Company	21,638	19,492
Equity in undistributed earnings of CFS Group, Inc.	220	198
Equity in undistributed earnings of Chemung Risk Management, Inc.	250	98
Income before income tax	28,590	26,299
Income tax benefit	(193)	(126)
Net income	$28,783	$26,425

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2022	2021
Cash flows from operating activities:
Net Income	$28,783	$26,425
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(21,638)	(19,492)
Equity in undistributed earnings of CFS Group, Inc.	(220)	(198)
Equity in undistributed earnings of Chemung Risk Management, Inc.	(250)	(98)
Change in dividend receivable	(5)	(236)
Change in other assets	(211)	(97)
Change in other liabilities	(733)	(252)
Expense related to employee stock compensation	—	132
Expense related to restricted stock units directors' deferred compensation plan	20	19
Expense to employee restricted stock awards	795	535
Net cash provided by operating activities	6,541	6,738
Cash flow from financing activities:
Cash dividends paid	(5,797)	(5,318)
Purchase of treasury stock	(933)	(1,616)
Sale of treasury stock	424	426
Net cash used in financing activities	(6,306)	(6,508)
Increase (decrease) in cash and cash equivalents	235	230
Cash and cash equivalents at beginning of year	2,473	2,243
Cash and cash equivalents at end of year	$2,708	$2,473

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

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value have been partially charged-off or receive specific allocations as part of the allowance for loan loss accounting.  For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and management’s expertise and knowledge of the client and client’s business, typically resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
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
Derivatives: The fair values of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2 inputs). Derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counter-party's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of any applicable credit enhancements, such as collateral postings. Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with credit risk participation are based on credit default rate assumptions (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2022 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury notes and bonds	$55,574	$55,574	$—	$—
Mortgage-backed securities, residential	$435,131	$—	$435,131	$—
Obligations of states and political subdivisions	38,892	—	38,892	—
Corporate bonds and notes	21,970	—	21,970	—
SBA loan pools	81,022	—	81,022	—
Total available for sale securities	$632,589	$55,574	$577,015	$—

Equity Investments	$2,246	$2,246	$—	$—
Derivative assets	27,141	—	27,141	—

Financial Liabilities:
Derivative liabilities	$27,196	$—	$27,196	$—

		Fair Value Measurement at December 31, 2021 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury notes and bonds	$60,431	$60,431	$—	$—
Mortgage-backed securities, residential	$577,361	$—	$577,361	$—
Obligations of states and political subdivisions	42,303	—	42,303	—
Corporate bonds and notes	22,848	—	22,848	—
SBA loan pools	89,083	—	89,083	—
Total available for sale securities	$792,026	$60,431	$731,595	$—

Equity investments	$2,404	$2,404	$—	$—
Derivative assets	9,711	—	9,711	—

Financial Liabilities:
Derivative liabilities	$9,498	$—	$9,498	$—

There were no transfers between Level 1 and Level 2 during the twelve month periods ending December 31, 2022 and 2021.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at December 31, 2022 and December 31, 2021, are as follows (in thousands):

		Fair Value Measurements at December 31, 2022 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$29,309	$29,309	$—	$—	$29,309
Interest-bearing deposits in other financial institutions	26,560	26,560	—	—	26,560
Equity investments	2,830	2,830	—	—	2,830
Securities available for sale	632,589	55,574	577,015	—	632,589
Securities held to maturity	2,424	—	1,450	952	2,402
FHLBNY and FRBNY stock	8,197	—	—	—	N/A
Loans, net and loans held for sale	1,809,789	—	—	1,757,171	1,757,171
Accrued interest receivable	8,682	132	2,002	6,548	8,682
Derivative assets	27,141	—	27,141	—	27,141

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,924,843	$1,924,843	$—	$—	$1,924,843
Time deposits	402,384	—	403,572	—	403,572
Accrued interest payable	864	66	798	—	864
Derivative liabilities	27,196	—	27,196	—	27,196
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

		Fair Value Measurements at December 31, 2021 Using
Financial Assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$17,365	$17,365	$—	$—	$17,365
Interest-bearing deposits in other financial institutions	9,616	9,616	—	—	9,616
Equity investments	2,964	2,964	—	—	2,964
Securities available for sale	792,026	60,431	731,595	—	792,026
Securities held to maturity	3,790	—	1,639	2,157	3,796
FHLBNY and FRBNY stock	4,218	—	—	—	N/A
Loans, net and loans held for sale	1,497,620	—	—	1,480,967	1,480,967
Accrued interest receivable	5,985	106	1,746	4,133	5,985
Derivative assets	9,711	—	9,711	—	9,711

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,959,076	$1,959,076	$—	$—	$1,959,076
Time deposits	196,357	—	197,658	—	197,658
Accrued interest payable	210	10	200	—	210
Derivative liabilities	9,498	—	9,498	—	9,498
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(19)    REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under Basel III rules, the Bank must hold a capital conservation buffer of 2.5 % above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of December 31, 2022, the Bank met all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.
As of December 31, 2022, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  During 2023, the Bank could, without prior approval, declare dividends of approximately $49.3 million plus any 2023 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following tables (in thousands):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$239,478	12.57%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$230,560	12.10%	$152,414	8.00%	$200,044	10.50%	$190,518	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$219,820	11.54%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	11.07%	$114,311	6.00%	$161,940	8.50%	$152,414	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$219,820	11.54%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	11.07%	$85,733	4.50%	$133,363	7.00%	$123,837	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$219,820	8.23%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	7.91%	$106,616	4.00%	N/A	N/A	$133,270	5.00%

	Actual		Minimum Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$215,091	14.21%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$206,988	13.69%	$120,950	8.00%	$158,746	10.50%	$151,187	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$196,147	12.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	12.44%	$90,712	6.00%	$128,509	8.50%	$120,950	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$196,147	12.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	12.44%	$68,034	4.50%	$105,831	7.00%	$98,272	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$196,147	8.06%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$188,063	7.74%	$97,151	4.00%	N/A	N/A	$121,439	5.00%

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2022	$(2,495)	$(4,035)	$(6,530)
Other comprehensive income before reclassification	(68,801)	47	(68,754)
Amounts reclassified from accumulated other comprehensive income (loss)	—	27	27
Net current period other comprehensive income (loss)	(68,801)	74	(68,727)
Balance at December 31, 2022	$(71,296)	$(3,961)	$(75,257)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2021	$9,127	$(6,726)	$2,401
Other comprehensive income (loss) before reclassification	(11,622)	2,698	(8,924)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	(7)
Net current period other comprehensive income (loss)	(11,622)	2,691	(8,931)
Balance at December 31, 2021	$(2,495)	$(4,035)	$(6,530)

The following is the reclassification out of accumulated other comprehensive income (loss) for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	—	(220)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	38	212	Other components of net periodic pension and postretirement benefits
Tax effect	(11)	1	Income tax expense
Total reclassification for the period, net of tax	$27	$(7)
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

Year ended December 31, 2022	Core Banking	WMG	Holding Company, CFS and CRM	Consolidated Totals
Interest and dividend income	$81,425	$—	$50	$81,475
Interest expense	7,296	—	—	7,296
Net interest income	74,129	—	50	74,179
Provision for loan losses	(554)	—	—	(554)
Net interest income after provision for loan losses	74,683	—	50	74,733
Non-interest income	10,225	10,280	931	21,436
Non-interest expenses	51,301	6,582	1,397	59,280
Income (loss) before income tax expense	33,607	3,698	(416)	36,889
Income tax expense (benefit)	7,361	851	(106)	8,106
Segment net income (loss)	$26,246	$2,847	$(310)	$28,783

Segment assets	$2,635,043	$2,559	$7,951	$2,645,553

Year ended December 31, 2021	Core Banking	WMG	Holding Company, CFS and CRM	Consolidated Totals
Interest and dividend income	$68,984	$—	$24	$69,008
Interest expense	3,419	—	—	3,419
Net interest income	65,565	—	24	65,589
Provision for loan losses	17	—	—	17
Net interest income after provision for loan losses	65,548	—	24	65,572
Non-interest income	11,740	11,072	1,058	23,870
Non-interest expenses	47,807	6,642	1,233	55,682
Income (loss) before income tax expense	29,481	4,430	(151)	33,760
Income tax expense (benefit)	6,408	979	(52)	7,335
Segment net income (loss)	$23,073	$3,451	$(99)	$26,425

Segment assets	$2,410,934	$3,125	$4,416	$2,418,475

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 22, 2023	By: /s/ Anders M. Tomson
Anders M. Tomson, President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 22, 2023	By: /s/ Karl F. Krebs
Karl F. Krebs, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raimundo C. Archibold, Jr.	Director	March 22, 2023
Raimundo C. Archibold, Jr.

/s/ Ronald M. Bentley	Director	March 22, 2023
Ronald M. Bentley

/s/ David M. Buicko	Director	March 22, 2023
David M. Buicko

/s/ David J. Dalrymple	Director and Chairman of the Board of Directors	March 22, 2023
David J. Dalrymple

/s/ Robert H. Dalrymple	Director	March 22, 2023
Robert H. Dalrymple

/s/ Richard E. Forrestel, Jr.	Director	March 22, 2023
Richard E. Forrestel, Jr.

/s/ Denise V. Gonick	Director	March 22, 2023
Denise V. Gonick

/s/ Stephen M. Lounsberry, III	Director	March 22, 2023
Stephen M. Lounsberry, III

/s/ Joseph F. Meade, IV	Director	March 24, 2023
Joseph F. Meade, IV

/s/ Jeffrey B. Streeter	Director	March 22, 2023
Jeffrey B. Streeter
(Signatures, continued)

Signature	Title	Date

/s/ G. Thomas Tranter, Jr.	Director	March 22, 2023
G. Thomas Tranter, Jr.

/s/ Thomas R. Tyrrell	Director	March 22, 2023
Thomas R. Tyrrell

/s/ Anders M. Tomson	Chief Executive Officer and President	March 22, 2023
Anders M. Tomson

/s/ Karl F. Krebs	Chief Financial Officer and Treasurer	March 22, 2023
Karl F. Krebs

EXHIBIT INDEX

Exhibit	The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended August 17, 2022 (as incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K and filed with the Commission on August 17, 2022).

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

10.12
Form of Restricted Stock Award Agreement (filed as Exhibit 10.4 to Registrant's Registration Statement on Form S-8 (333-257227) filed with the Commission on June 21, 2021 and incorporated herein by reference).

10.13
Chemung Canal Trust Company Defined Contribution Supplemental Executive Retirement Plan, (as incorporated by reference to Exhibit 10.12 to Registrant's Form 10-K for the year ended December 31, 2021 and filed with the Commission on March 23, 2022).

10.14
Chemung Canal Trust Company Defined Contribution Supplemental Executive Retirement Plan-Amendment Number One, as amended on November 16, 2022 (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on November 21, 2022 and incorporated herein by reference).

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