Form 10-Q
period 2023-03-31
CHEMUNG FINANCIAL CORP
filed 2023-05-12
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2023

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
Yes: ☐ No: ☒
The number of shares of the registrant's common stock, $.01 par value, outstanding on May 1, 2023 was 4,710,408.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS

To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Abbreviations

ACL	Allowance for Credit Losses
AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank Owned Life Insurance
BTFP	Bank Term Funding Program
CAM	Common area maintenance charges
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CECL	Current expected credit loss
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
COVID-19	Coronavirus disease 2019
CRM	Chemung Risk Management, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank of New York
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
IFRS	International Financial Reporting Standards
LGD	Loss given default
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
OPEB	Other postemployment benefits

OREO	Other real estate owned
PD	Probability of default
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Tax Act	Tax Cuts and Jobs Act of 2017
TDRs	Troubled debt restructurings
WMG	Wealth Management Group

Terms

Allowance for Credit Losses	Replaces the Allowance for Loan and Lease Losses as the contra asset account used to represent the lifetime amount the Corporation anticipates will be unrecoverable from its assets. The ACL conforms to the CECL requirements as outlined in ASU 2016-13, and was implemented by the Corporation on January 1, 2023.
Allowance for credit losses to total loans	Represents period-end allowance for credit losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel I	A set of international banking regulations, which set out the minimum capital requirements of financial institutions with the goal of minimizing credit risk. The main focus was mainly on credit risk by creating a bank asset classification system.
Basel III
A comprehensive set of reform measures designed to improve the regulation, supervision, and risk management within the banking sector. The reforms require banks to maintain proper leverage ratios and meet certain capital requirements.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany, Saratoga ,and Schenectady.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.

Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprises	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.
RWA	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
TDR	A TDR is deemed to occur when the Corporation modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from financial institutions	$25,109	$29,309
Interest-earning deposits in other financial institutions	9,532	26,560
Total cash and cash equivalents	34,641	55,869

Equity investments, at estimated fair value	2,949	2,830
Securities available for sale, at estimated fair value (net of allowance for credit losses of $0 at March 31, 2023)	626,055	632,589
Securities held to maturity, estimated fair value of $1,905 at March 31, 2023 and $2,402 at December 31, 2022 (net of allowance for credit losses of $0 at March 31, 2023)	1,932	2,424
FHLBNY and FRBNY Stock, at cost	7,913	8,197

Loans, net of deferred loan fees	1,873,701	1,829,448
Allowance for credit losses (1)	(20,075)	(19,659)
Loans, net	1,853,626	1,809,789

Premises and equipment, net	15,867	16,113
Operating lease right-of-use assets	6,250	6,449
Goodwill	21,824	21,824
Bank-owned life insurance	2,881	2,871
Interest rate swap assets	22,710	27,141
Accrued interest receivable and other assets	57,535	59,457

Total assets	$2,654,183	$2,645,553

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$690,596	$733,329
Interest-bearing	1,641,833	1,593,898
Total deposits	2,332,429	2,327,227

FHLBNY overnight advances	90,070	95,810
Long term finance lease obligation	3,258	3,327
Operating lease liabilities	6,427	6,620
Dividends payable	1,460	1,455
Interest rate swap liabilities	22,776	27,196
Accrued interest payable and other liabilities	20,422	17,530
Total liabilities	2,476,842	2,479,165

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2023 and December 31, 2022	53	53
Additional paid-in capital	47,387	47,331
Retained earnings	216,593	211,859
Treasury stock, at cost; 600,973 shares at March 31, 2023 and 615,448 shares at December 31, 2022	(17,219)	(17,598)
Accumulated other comprehensive loss	(69,473)	(75,257)
Total shareholders' equity	177,341	166,388

Total liabilities and shareholders' equity	$2,654,183	$2,645,553

(1)Effective January 1, 2023, the allowance calculation is based upon Current Expected Credit loss methodology. Prior to January 1, 2023, the allowance calculation was based upon incurred loss methodology. Refer to Note 1 for further discussion.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Interest and dividend income:
Loans, including fees	$22,289	$14,481
Taxable securities	3,583	2,688
Tax exempt securities	261	270
Interest-earning deposits	97	19
Total interest and dividend income	26,230	17,458
Interest expense:
Deposits	5,387	748
Securities sold under agreements to repurchase	—	—
Borrowed funds	896	33
Total interest expense	6,283	781
Net interest income	19,947	16,677
Provision (credit) for credit losses (1)	277	(1,145)
Net interest income after provision for credit losses	19,670	17,822

Non-interest income:
WMG fee income	2,580	2,757
Service charges on deposit accounts	941	864
Interchange revenue from debit card transactions	1,133	1,130
Changes in fair value of equity investments	72	(113)
Net gains on sales of loans held for sale	5	74
Income from bank-owned life insurance	10	11
Other	682	940
Total non-interest income	5,423	5,663

Non-interest expenses:
Salaries and wages	6,783	6,223
Pension and other employee benefits	1,680	1,718
Other components of net periodic pension and postretirement benefits	(174)	(408)
Net occupancy	1,465	1,427
Furniture and equipment	418	437
Data processing	2,381	2,187
Professional services	440	521
Legal accruals and settlements	—	—
Amortization of intangible assets	—	11
Marketing and advertising	332	276
Other real estate owned	38	(37)
FDIC insurance	497	314
Loan expense	232	215
Merger and acquisition related expenses	—	—
Other	1,744	1,784
Total non-interest expenses	15,836	14,668
Income before income tax expense	9,257	8,817
Income tax expense	1,987	1,950
Net income	$7,270	$6,867

Weighted average shares outstanding	4,721	4,689
Basic and diluted earnings per share	$1.54	$1.46

(1)Effective January 1, 2023, the allowance calculation is based upon Current Expected Credit loss methodology. Prior to January 1, 2023, the allowance calculation was based upon incurred loss methodology. Refer to Note 1 for further discussion.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$7,270	$6,867
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	7,825	(42,115)
Tax effect	2,050	(11,028)
Net of tax amount	5,775	(31,087)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of net actuarial loss	12	14
Total before tax effect	12	14
Tax effect	3	2
Net of tax amount	9	12

Total other comprehensive income (loss)	5,784	(31,075)

Comprehensive income (loss)	$13,054	$(24,208)
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2022	$53	$46,901	$188,877	$(17,846)	$(6,530)	$211,455
Net income	—	—	6,867	—	—	6,867
Other comprehensive loss	—	—	—	—	(31,075)	(31,075)
Restricted stock awards	—	179	—	—	—	179
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Distribution of 3,985 shares of treasury stock grants for employee restricted stock awards	—	(112)	—	112	—	—
Cash dividends declared ($0.31 per share)	—	—	(1,449)	—	—	(1,449)
Distribution of 8,575 shares of treasury stock for directors' compensation	—	(139)	—	244	—	105
Repurchase of 15,388 shares of common stock	—	—	—	(695)	—	(695)
Sale of 2,545 shares of treasury stock (a)	—	46	—	72	—	118
Balances at March 31, 2022	$53	$46,880	$194,295	$(18,113)	$(37,605)	$185,510

Balances at January 1, 2023	$53	$47,331	$211,859	$(17,598)	$(75,257)	$166,388
Cumulative effect of accounting change (b)			(1,076)			(1,076)
Balances at January 1, 2023, as adjusted	53	47,331	210,783	(17,598)	(75,257)	165,312

Net income	—	—	7,270	—	—	7,270
Other comprehensive income					5,784	5,784
Restricted stock awards	—	263	—	—	—	263
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Distribution of 4,577 shares of treasury stock grants for employee restricted stock awards	—	(131)	—	131	—	—
Cash dividends declared ($0.31 per share)	—	—	(1,460)	—	—	(1,460)
Distribution of 8,492 shares of treasury stock for directors' compensation	—	(147)	—	243	—	96
Repurchase of 2,148 shares of common stock	—	—	—	(98)	—	(98)
Sale of 3,554 shares of treasury stock (a)	—	66	—	103	—	169
Balances at March 31, 2023	$53	$47,387	$216,593	$(17,219)	$(69,473)	$177,341

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Due to implementation of ASC 326. See "Adoption of New Accounting Standards" discussion in Note 1.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2023	2022
Net income	$7,270	$6,867
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (increase in) of right-of-use assets	199	199
Amortization of intangible assets	—	11
Provision for credit losses (1)	277	(1,145)
Loss on disposal of fixed assets	—	20
Depreciation and amortization of fixed assets	533	579
Amortization of premiums on securities, net	656	1,146
Gain on sales of loans held for sale, net	(5)	(74)
Proceeds from sales of loans held for sale	210	3,901
Loans originated and held for sale	(205)	(3,776)
Net change in fair value of equity investments	(72)	113
Purchase of equity investments	(47)	(98)
Increase in other assets and accrued interest receivable	(132)	(1,418)
Increase in accrued interest payable	636	17
Expense related to restricted stock units for directors' deferred compensation plan	5	5
Expense related to employee stock compensation	131	—
Expense related to employee restricted stock awards	263	179
Increases in (payments on) operating leases	(193)	(192)
Net (gain) loss on interest rate swaps	11	(138)
Increase (decrease) in other liabilities	1,159	(201)
Income from bank owned life insurance	(10)	(11)
Net cash provided by operating activities	10,686	5,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	15,901	24,813
Proceeds from maturities and principal collected on securities held to maturity	492	211
Purchases of securities available for sale	(2,199)	(22,388)
Purchase of FHLBNY and FRBNY stock	(16,853)	(1,304)
Redemption of FHLBNY and FRBNY stock	17,137	1,946
Proceeds from sales of fixed assets	—	125
Purchases of premises and equipment	(287)	(15)
Net increase in loans	(44,114)	(48,365)
Net cash used in investing activities	(29,923)	(44,977)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	(44,507)	35,187
Increase in time deposits	49,709	58,972
Net change in FHLB overnight advances	(5,740)	(14,570)
Payments made on finance leases	(69)	(67)
Purchase of treasury stock	(98)	(695)
Sale of treasury stock	169	118
Cash dividends paid	(1,455)	(1,450)
Net cash (used in) provided by financing activities	(1,991)	77,495
Net (decrease) increase in cash and cash equivalents	(21,228)	38,502
Cash and cash equivalents, beginning of period	55,869	26,981
Cash and cash equivalents, end of period	$34,641	$65,483

(1)Effective January 1, 2023, the allowance calculation is based upon Current Expected Credit loss methodology. Prior to January 1, 2023, the allowance calculation was based upon incurred loss methodology. Refer to Note 1 for further discussion.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2023	2022
Cash paid for:
Interest	$5,647	$764
Income taxes	4,305	115

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	—	137
Dividends declared, not yet paid	1,460	1,449
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The unaudited consolidated financial statements should be read in conjunction with the Corporation's 2022 Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Reclassifications
Amounts in the prior year financial statements are reclassified whenever necessary to conform to the current year's presentation.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2023:

Financial Instruments - Credit Losses - Topic 326
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU supersedes prior GAAP by replacing the incurred loss impairment method with a methodology that reflects lifetime expected credit losses and requires the consideration of a broader range of reasonable and supportable information to form loss estimates. In November 2019, the FASB adopted an amendment to postpone the effective date of ASU 2016-13 to January 2023, for some entities, including certain Securities and Exchange Commission filers. As a smaller reporting company, the Corporation was eligible for and elected delayed adoption.
The Corporation adopted the standard on January 1, 2023, and recognized a one-time cumulative-effect adjustment to retained earnings, of $1.5 million, or $1.1 million, net of tax effects, of which $1.1 million reflected the establishment of an allowance for credit losses on unfunded commitments, $0.4 million reflected additional allowance related to the loan portfolio, and no adjustment was recognized related to the securities portfolio.

The quantitative component of the estimate relies on the statistical relationship between the projected value of an economic indicator and the implied historical loss experience among a curated group of peers. The Corporation utilized regression analyses of peer data, in which the Corporation was included, and where observed credit losses and selected economic factors were used to determine suitable loss drivers for modeling the lifetime rates of probability of default (PD). A loss given default rate (LGD) is assigned to each pool for each period based on these PD outcomes. The model fundamentally utilizes an expected discounted cash flow (DCF) analysis for all loan portfolio segments. The DCF analysis is run at the instrument-level and incorporates an array of loan-specific data points and segment-implied assumptions to determine the lifetime expected loss attributable to each instrument. An implicit "hypothetical loss" is derived for each period of the DCF, and helps establish the present value of future cash flows for each period. The reserve applied to a specific instrument is the difference between the sum of the present value of future cash flows and the book balance of the loan at the measurement date.
Portfolio segments are the level at which loss assumptions are applied to a pool of loans based on the similarity of risk characteristics inherent in the included instruments, relying on FFIEC Call Report codes. The loss driver for each loan portfolio segment is derived from a readily available and reasonable economic forecast, chiefly the FOMC of the Federal Reserve's projections of civilian unemployment and year-over-year U.S. GDP growth. Forecasts are applied over a four-quarter period and revert to the lookback period's historical mean for the economic indicator over an eight-quarter horizon, on a straight-line basis.
The model incorporates qualitative factor adjustments in order to calibrate the model for risk in each portfolio segment that may not be captured through quantitative analysis. Determinations regarding qualitative adjustments are reflective of management's expectation of loss conditions differing from those already captured in the quantitative component of the model. The Corporation evaluates all assets exhibiting potential credit risk, including off-balance sheet exposures on unfunded commitments, and debt securities. Allowances on unfunded commitments utilize a calculated funding rate to estimate the Corporation's future obligations, and applies the overall loss rate assigned to each concurrent pool. Securities backed by U.S. government-related agencies are determined to be zero-credit loss securities. Potential losses on obligations of states, political subdivisions, and corporate bonds and notes are analyzed by management to determine whether any of the losses may be attributable to credit-related factors on an individual basis.
The adoption of ASU 2016-13 had an initial impact on the allowance for credit losses on loans of $0.4 million, reflecting changes in the methodology when compared to the allowance for loan losses on loans at December 31, 2022. The increase represents an increase of $0.2 million in the allowance relating to commercial loans, the combined effect of changes to commercial & agricultural and commercial real estate, and an increase of $0.2 million in consumer loans, mostly in relation to indirect auto lending. The remainder of the adoption impact, or $1.1 million, related to the establishment of an allowance for unfunded commitments.

Troubled Debt Restructurings and Vintage Disclosures - Topic 326
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation will be required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs. The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20. The Corporation adopted the standard prospectively, beginning January 1, 2023, concurrently with the aforementioned ASU 2016-13, and its impact can be found within Note 4 to the consolidated financial statements. The Corporation established a methodology for identifying and reporting the financial impact of modifications made to borrowers who are deemed to be experiencing financial difficulty.

Reference Rate Reform - ASC 848
ASU No. 2022-06, Deferral of the Sunset Date of Topic 848, was issued in December 2022 and defers the date for which accounting relief can be applied under Topic 848. ASU 2022-06 applies to entities that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The objective of the guidance in Topic 848 is to ease the burden in accounting related to the recognition of the effects of reference rate reform on financial reporting. A sunset provision was included within Topic 848 based on expectations of when LIBOR would cease being published. The Corporation had adopted the accounting relief provisions of Topic 848 effective October 1, 2020. The amendments in ASU 2022-06 defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be able to apply the accounting relief in Topic 848. ASU 2022-06 was effective for all entities upon its issuance. The adoption of the provisions of Topic 848, as amended, did not have a material impact on the Corporation’s consolidated financial statements.

Accounting Standards Pending Adoption
None.

Risks and Uncertainties

Current Banking Environment
Industry events transpiring prior to the Corporation’s filing date, continue to present challenges to the banking sector. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. The Corporation believes the sources of liquidity presented in the these Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements are sufficient to meet its needs on the balance sheet date.
An unexpected decrease in deposit balances due to heavy withdrawal activity could adversely impact the Corporation's ability to rely on organic deposits to primarily fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, federal funds lines of credit from correspondent banks, and out-of-market time deposits. Important Accounting Policy ramifications of such events are outlined in the previous sections of Note 1, and subsequently in the relevant Notes to the Consolidated Financial Statements.
In response to these events, the Treasury Department, Federal Reserve, and FDIC jointly announced the Bank Term Funding Program (BTFP) on March 12, 2023. This program aims to enhance liquidity by allowing institutions to pledge certain securities at the par value of the securities, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. As of the date of the release of the Unaudited Consolidated Financial Statements, the Corporation has not accessed the BTFP.
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
For further discussion of the Corporation's liquidity practices, see pages 59-61 of this Form 10-Q.

NOTE 2        EARNINGS PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Issuable shares, including those related to directors’ restricted stock shares, are considered outstanding and are included in the computation of basic earnings per share. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur. Earnings per share were computed by dividing net income by 4,721 and 4,689 weighted average shares outstanding for the three month periods ended March 31, 2023 and 2022, respectively. There were no common stock equivalents during the three month periods ended March 31, 2023 or 2022.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Estimated Fair Value
U.S. Treasury notes and bonds	$61,619	$—	$5,291	$—	$56,328
Mortgage-backed securities, residential	508,906	—	76,252	—	432,654
Obligations of states and political subdivisions	39,795	19	400	—	39,414
Corporate bonds and notes	25,750	—	5,120	—	20,630
SBA loan pools	78,769	130	1,870	—	77,029
Total	$714,839	$149	$88,933	$—	$626,055

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$61,800	$—	$6,225	$55,574
Mortgage-backed securities, residential	518,838	—	83,707	435,131
Obligations of states and political subdivisions	39,828	2	938	38,892
Corporate bonds and notes	25,750	—	3,780	21,970
SBA loan pools	82,982	155	2,116	81,022
Total	$729,198	$157	$96,766	$632,589

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	March 31, 2023
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for credit losses	Estimated Fair Value
Obligations of states and political subdivisions	$952	$—	$—	$—	$952
Time deposits with other financial institutions	980	—	27	—	953
Total	$1,932	$—	$27	$—	$1,905

	December 31, 2022
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$952	$—	$—	$952
Time deposits with other financial institutions	1,472	—	22	1,450
Total	$2,424	$—	$22	$2,402

The amortized cost and estimated fair value of debt securities are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	March 31, 2023
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$3,141	$3,102	$1,004	$1,003
After one, but within five years	104,669	98,309	928	902
After five, but within ten years	18,883	14,501	—	—
After ten years	471	460	—	—
	127,164	116,372	1,932	1,905
Mortgage-backed securities, residential	508,906	432,654	—	—
SBA loan pools	78,769	77,029	—	—
Total	$714,839	$626,055	$1,932	$1,905

There were no proceeds from sales and calls of securities resulting in gains or losses for the three month periods ended March 31, 2023 and 2022.

The following tables summarize the investment securities available for sale with unrealized losses at March 31, 2023 and December 31, 2022 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$1,107	$16	$55,221	$5,275	$56,328	$5,291
Mortgage-backed securities, residential	7,594	477	425,060	75,775	432,654	76,252
Obligations of states and political subdivisions	20,209	176	12,962	224	33,171	400
Corporate bonds and notes	2,750	250	12,064	4,870	14,814	5,120
SBA loan pools	9,279	20	56,883	1,850	66,162	1,870
Total temporarily impaired securities	$40,939	$939	$562,190	$87,994	$603,129	$88,933

	Less than 12 months		12 months or longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$1,011	$30	$54,563	$6,195	$55,574	$6,225
Mortgage-backed securities, residential	79,891	7,621	355,240	76,086	435,131	83,707
Obligations of states and political subdivisions	37,847	938	—	—	38,785	938
Corporate bonds and notes	4,515	485	7,455	3,295	11,970	3,780
SBA loan pools	14,333	925	51,123	1,191	65,456	2,116
Total temporarily impaired securities	$137,597	$9,999	$468,381	$86,767	$606,916	$96,766

Assessment of Available for Sale Debt Securities for Impairment
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying material unrealized losses as of March 31, 2023.

Obligations of U.S. Governmental agencies and sponsored enterprises:
At March 31, 2023, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Declines in fair value are attributable to changes in interest rates and illiquidity, not credit quality. The Corporation does not have the intent, and it is not likely to be required to, sell these securities prior to their anticipated recovery. Because the Corporation considers these obligations to carry zero loss estimates, no ACL has been recorded.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviewed the collectability of these securities, taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. Therefore, the Corporation has not recorded an ACL on its corporate bonds and notes portfolio as of March 31, 2023.

NOTE 4        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Commercial and agricultural:
Commercial and industrial	$244,174	$252,044
Agricultural	333	249
Commercial mortgages:
Construction	118,660	108,243
Commercial mortgages, other	917,637	888,670
Residential mortgages	285,944	285,672
Consumer loans:
Home equity lines and loans	84,537	81,401
Indirect consumer loans	211,270	202,124
Direct consumer loans	11,146	11,045
Total loans, net of deferred loan fees and costs	1,873,701	1,829,448
Allowance for credit losses	(20,075)	(19,659)
Loans, net	$1,853,626	$1,809,789

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

Accrued interest receivable on loans amounted to $6.3 million at March 31, 2023 and $6.5 million million at December 31, 2022. Accrued interest receivable on loans is included in the "accrued interest receivable and other assets" line item on the Corporation's Consolidated Balance Sheets, and is excluded from the estimate of credit losses.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three month period ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
Allowance for credit losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$3,373	$11,576	$1,845	$2,865	$19,659
Cumulative effect adjustment for the adoption of ASC 326	909	(695)	(16)	176	374
Beginning balance after cumulative effect adjustment	4,282	10,881	1,829	3,041	20,033
Charge-offs	(190)	—	—	(193)	(383)
Recoveries	6	—	—	108	114
Net recoveries (charge-offs)	(184)	—	—	(85)	(269)
Provision (1)	(45)	102	63	191	311
Ending balance	$4,053	$10,983	$1,892	$3,147	$20,075
(1) Additional credit provision related to off-balance sheet exposure was $34 thousand for the three months ended March 31, 2023.

Refer to Note 1-Summary of Significant Accounting Policies in our Annual report on Form 10-K for the fiscal year ended December 31, 2022, for the allowance for loan losses policy effective prior to the adoption of ASC 326-Financial Instruments-Credit Losses, as of December 31, 2022.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month period ended March 31, 2022.

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

Unfunded Commitments
The allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities in the Consolidated Balance Sheets), with adjustments to the reserve recognized in the provision for credit losses on the Consolidated Statements of Income. The Corporation established a reserve for unfunded commitments in conjunction with its adoption of ASC 326-Financial Instruments-Credit Losses.

The following table presents the activity in the allowance for credit losses on unfunded commitments for the three month periods ended March 31, 2023 and 2022:

	For the Three Months Ended
Allowance for credit losses on unfunded commitments	March 31, 2023	March 31, 2022
Beginning balance	$—	$—
Impact of ASC 326 adoption	1,082	—
Provision for unfunded commitments	(34)	—
Ending balance	$1,048	$—

The following table presents the provision for credit losses on loans and unfunded commitments for the three month period ended March 31, 2023, based upon the current expected credit loss methodology, and the provision for loan losses on loans for the three month period ended March 31, 2022, based upon the incurred loss methodology:

	For the Three Months Ended
Provision for credit losses	March 31, 2023	March 31, 2022
Provision for credit losses on loans	$311	$(1,145)
Provision for unfunded commitments	(34)	—
Total provision (credit) for credit losses	$277	$(1,145)

The following tables present the balance in the allowance for credit losses and allowance for loan losses, and the amortized cost basis in loans by portfolio segment, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
Allowance for credit losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$1,040	$36	$—	$—	$1,076
Collectively analyzed	3,013	10,947	1,892	3,147	18,999
Total ending allowance balance	$4,053	$10,983	$1,892	$3,147	$20,075

	December 31, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,078	$38	$—	$31	$1,147
Collectively evaluated for impairment	2,295	11,538	1,845	2,834	18,512
Total ending allowance balance	$3,373	$11,576	$1,845	$2,865	$19,659

	March 31, 2023
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually analyzed	$1,779	$4,089	$715	$254	$6,837
Loans collectively analyzed	242,728	1,032,208	285,229	306,699	1,866,864
Total ending loans balance	$244,507	$1,036,297	$285,944	$306,953	$1,873,701

	December 31, 2022
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,112	$4,383	$723	$264	$7,482
Loans collectively evaluated for impairment	250,181	992,530	284,949	294,306	1,821,966
Total ending loans balance	$252,293	$996,913	$285,672	$294,570	$1,829,448

Modifications to Loans Made to Borrowers Experiencing Financial Difficulty
Effective January 1, 2023, the Corporation adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326)-Troubled Debt Restructurings and Vintage Disclosures. The Corporation may occasionally make modifications to loans where the borrower is considered to be experiencing financial difficulty. Types of modifications considered under ASU 2022-02 include principal reductions, interest rate reductions, term extensions, or a combination thereof.

The following table summarizes the amortized cost basis of loans modified as of March 31, 2023:

	March 31, 2023
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Combination	Total	(%) of Loan Class (1)
Commercial mortgages	$—	$—	$277	$—	$277	0.03%
Total	$—	$—	$277	$—	$277
(1) Represents the amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three month period ended March 31, 2023:

	March 31, 2023
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)
Commercial mortgages	$—	—%	60

Individually Analyzed Loans
Effective January 1, 2023, the Corporation began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designated pool of loans, under the Corporation's CECL methodology. Loans individually analyzed include certain non-accrual commercial and consumer loans, as well as certain loans previously identified under prior troubled debt restructuring (TDR) guidance.

As of March 31, 2023, the amortized cost basis of individually analyzed loans amounted to $6.8 million, of which $6.0 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of March 31, 2023 (in thousands):

	March 31, 2023
	Amortized Cost Basis	Related Allowance
Commercial and agricultural:
Commercial and industrial (1) (3)	$573	$168
Commercial mortgages:
Commercial mortgages, other (1)	4,413	36
Residential mortgages (2)	715	—
Consumer loans
Home equity lines and loans (2)	254	—
Total	$5,955	$204
(1) Secured by commercial real estate
(2) Secured by residential real estate
(3) Secured by business assets

Prior to January 1, 2023, the Corporation considered a loan to be impaired when, based on currently available information, it was deemed probable that the Corporation would not be able to collect on the loan's contractually determined principal and interest payments. Impaired loans included loans on non-accrual status and troubled debt restructurings (TDRs). The Corporation identified loss allocations for impaired loans on an individual basis, and in conformity with its methodology under the incurred loss framework.

The following is a summary of impaired loans as of December 31, 2022 (in thousands):

	December 31, 2022
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,026	$1,025	$—
Commercial mortgages:
Construction	5	5	—
Commercial mortgages, other	4,346	4,341	—
Residential mortgages	767	760	—
Consumer loans:
Home equity lines and loans	154	138	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,086	1,088	1,078
Commercial mortgages:
Commercial mortgages, other	38	38	38
Consumer loans:
Home equity lines and loans	126	127	31
Total	$7,548	$7,522	$1,147

The following table presents the amortized cost basis and interest income of loans individually evaluated recognized by class of loans for the three month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
With no related allowance recorded:	Amortized Cost Basis	Interest Income Recognized (1)	Amortized Cost Basis	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$729	$—	$926	$3
Commercial mortgages:
Construction	—	—	113	1
Commercial mortgages, other	4,053	7	4,105	7
Residential mortgages	715	9	895	11
Consumer loans:
Home equity lines & loans	254	—	161	1
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,049	2	1,414	3
Commercial mortgages:
Commercial mortgages, other	36	—	2,601	21
Consumer loans:
Home equity lines and loans	—	—	141	—
Total	$6,836	$18	$10,356	$47
(1)Cash basis interest income approximates interest income recognized.

The following table presents the amortized cost basis in non-accrual and loans past due 90 days or more and still accruing by class of loan as of March 31, 2023 and December 31, 2022 (in thousands):

	Non-accrual with no allowance for credit losses	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	March 31, 2023	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Commercial and agricultural:
Commercial and industrial	$730	$1,623	$1,946	$6	$1
Commercial mortgages:
Construction	—	—	5	—	—
Commercial mortgages, other	3,611	3,647	3,928	—	—
Residential mortgages	1,036	1,036	986	—	—
Consumer loans:
Home equity lines and loans	866	866	760	—	—
Indirect consumer loans	556	556	540	—	—
Direct consumer loans	3	3	13	—	—
Total	$6,802	$7,731	$8,178	$6	$1

The following tables present the aging of the amortized cost basis of loans as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$67	$8	$16	$91	$244,083	$244,174
Agricultural	—	—	—	—	333	333
Commercial mortgages:
Construction	2,284	—	—	2,284	116,376	118,660
Commercial mortgages, other	246	—	297	543	917,094	917,637
Residential mortgages	933	57	412	1,402	284,542	285,944
Consumer loans:
Home equity lines and loans	261	57	568	886	83,651	84,537
Indirect consumer loans	1,036	52	265	1,353	209,917	211,270
Direct consumer loans	10	—	—	10	11,136	11,146
Total	$4,837	$174	$1,558	$6,569	$1,867,132	$1,873,701

	December 31, 2022
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$74	$3	$1	$78	$251,966	$252,044
Agricultural	—	—	—	—	249	249
Commercial mortgages:
Construction	—	—	—	—	108,243	108,243
Commercial mortgages, other	1,058	—	486	1,544	887,126	888,670
Residential mortgages	1,360	709	294	2,363	283,309	285,672
Consumer loans:
Home equity lines and loans	193	121	442	756	80,645	81,401
Indirect consumer loans	1,397	193	250	1,840	200,284	202,124
Direct consumer loans	2	19	1	22	11,023	11,045
Total	$4,084	$1,045	$1,474	$6,603	$1,822,845	$1,829,448

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

Based on the analyses performed as of March 31, 2023, the risk category of the amortized cost basis of loans by class of loans and vintage, as well as the gross charge-offs by loan class and vintage for the period, are as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
Commercial & industrial
Pass	$7,750	$43,899	$21,452	$14,723	$38,017	$12,844	$88,666	$—	$227,351
Special mention	100	104	350	3	86	457	3,478	9,315	13,893
Substandard	—	36	—	412	28	370	629	588	2,063
Doubtful	—	—	—	—	—	867	—	—	867
Total	7,850	44,039	21,802	15,138	38,131	14,538	92,773	9,903	244,174
Gross charge-offs	$—	$—	$—	$—	$—	$190	$—	$—	$190

Agricultural
Pass	—	17	170	—	—	—	146	—	333
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	17	170	—	—	—	146	—	333
Gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Pass	8,311	2,819	1,975	—	2,317	1,205	101,857	—	118,484
Special mention	—	176	—	—	—	—	—	—	176
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,311	2,995	1,975	—	2,317	1,205	101,857	—	118,660
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial mortgages
Pass	31,729	214,915	129,614	99,057	40,489	180,523	192,038	—	888,365
Special mention	—	2,563	8,828	1,033	—	3,867	—	6,154	22,445
Substandard	277	1,186	—	—	—	4,790	97	441	6,791
Doubtful	—	—	—	—	—	36	—	—	36
Total	32,006	218,664	138,442	100,090	40,489	189,216	192,135	6,595	917,637
Gross charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Not rated	5,594	52,576	52,443	75,198	16,416	52,615	30,066	—	284,908
Substandard	—	107	64	111	181	573	—	—	1,036
Total	5,594	52,683	52,507	75,309	16,597	53,188	30,066	—	285,944
Gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity lines and loans
Not rated	3,945	19,073	6,477	3,827	3,110	12,740	34,500	—	83,672
Substandard	—	—	—	—	121	392	352	—	865
Total	3,945	19,073	6,477	3,827	3,231	13,132	34,852	—	84,537
Gross charge-offs	—	—	—	—	—	—	8	—	8

Indirect consumer
Not rated	26,012	123,593	32,138	14,374	7,385	7,211	—	—	210,713
Substandard	—	186	98	59	73	141	—	—	557
Total	26,012	123,779	32,236	14,433	7,458	7,352	—	—	211,270
Gross charge-offs	—	43	36	30	12	23	—	—	144

Direct consumer
Not rated	1,121	3,956	1,330	630	266	478	3,362	—	11,143
Substandard	—	—	—	—	—	3	—	—	3
Total	1,121	3,956	1,330	630	266	481	3,362	—	11,146
Gross charge-offs	—	—	1	4	—	36	—	—	41

Total loans	$84,839	$465,206	$254,939	$209,427	$108,489	$279,112	$455,191	$16,498	$1,873,701
Total gross charge-offs	$—	$43	$37	$34	$12	$249	$8	$—	$383

Prior to the adoption of ASC 326-Financial Instruments-Credit Losses, loans not meeting the criteria above that were analyzed individually as part of the above described process were considered pass rated loans as of December 31, 2022. Based upon the analyses performed as of December 31, 2022, the risk category of the recorded investment of loans by class of loans was as follows (in thousands):

	December 31, 2022
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$235,900	$13,349	$2,899	$893	$253,041
Agricultural	—	250	—	—	—	250
Commercial mortgages:
Construction	—	108,488	178	5	—	108,671
Commercial mortgages	—	860,389	23,938	7,825	38	892,190
Residential mortgages	285,459	—	—	986	—	286,445
Consumer loans:
Home equity lines and loans	80,942	—	—	760	—	81,702
Indirect consumer loans	202,050	—	—	540	—	202,590
Direct consumer loans	11,094	—	—	13	—	11,107
Total	$579,545	$1,205,027	$37,465	$13,028	$931	$1,835,996

For residential and consumer loan classes, the Corporation also evaluated credit quality based on the aging status of the loan, which was previously presented, by payment activity. The following table presents the amortized cost basis in residential and consumer loans based on payment activity as of March 31, 2023 (in thousands):

	Consumer Loans
March 31, 2023	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$284,908	$83,672	$210,713	$11,143
Non-Performing	1,036	865	557	3
Total	$285,944	$84,537	$211,270	$11,146

Prior to the adoption of ASC 326-Financial Instruments-Credit Losses, the Corporation also evaluated credit quality based on the aging status of the loan, which was previously presented, by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2022 (in thousands):

	Consumer Loans
December 31, 2022	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$285,459	$80,942	$202,050	$11,094
Non-Performing	986	760	540	13
Total	$286,445	$81,702	$202,590	$11,107

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

Individually Analyzed Loans: At the time a loan is considered individually analyzed, it is valued at the lower of cost or fair value. Individually analyzed loans carried at fair value have been partially charged-off or receive specific allocations as part of the allowance for credit loss accounting. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, typically resulting in a Level 3 fair value classification. Impaired loans are analyzed on a quarterly basis for additional impairment and adjusted accordingly.

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

Appraisals for both collateral dependent loans and OREO are performed by certified general appraisers (commercial properties) or certified residential appraisers (residential properties) whose qualifications and licenses have been reviewed and verified by the Corporation. Once received, appraisals are reviewed for reasonableness of assumptions, approaches utilized, Uniform Standards of Professional Appraisal Practice and other regulatory compliance, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals are generally completed within the previous 12 month period prior to a property being placed into OREO. On impaired loans, appraisal values are adjusted based on the age of the appraisal, the position of the lien, the type of the property and its condition.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2023 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$56,328	$56,328	$—	$—
Mortgage-backed securities, residential	432,654	—	432,654	—
Obligations of states and political subdivisions	39,414	—	39,414	—
Corporate bonds and notes	20,630	—	11,964	8,666
SBA loan pools	77,029	—	77,029	—
Total available for sale securities	$626,055	$56,328	$561,061	$8,666

Equity investments, at fair value	$2,311	$2,311	$—	$—
Derivative assets	22,710	—	22,710	—

Financial Liabilities:
Derivative liabilities	$22,776	$—	$22,776	$—

There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2023.

		Fair Value Measurement at December 31, 2022 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$55,574	$55,574	$—	$—
Mortgage-backed securities, residential	435,131	—	435,131	—
Obligations of states and political subdivisions	38,892	—	38,892	—
Corporate bonds and notes	21,970	—	21,970	—
SBA loan pools	81,022	—	81,022	—
Total available for sale securities	$632,589	$55,574	$577,015	$—

Equity investments, at fair value	$2,246	$2,246	$—	$—
Derivative assets	27,141	—	27,141	—

Financial Liabilities:
Derivative liabilities	$27,196	$—	$27,196	$—
There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2022.

The Corporation transfers assets and liabilities between levels within the hierarchy when the methodology to obtain the fair value changes such that there are either more or fewer unobservable inputs as of the end of the reporting period. The Corporation transferred its investment in eight corporate sub-debt issuances from Level 2 to Level 3 in the three month period ended March 31, 2023. Illiquidity in new issuances of comparable bonds and the size of issuances led to pricing difficulties, and the transfer to Level 3 within the period. The Corporation utilizes a "beginning of reporting period" timing assumption when recognizing transfers between hierarchy levels, consistent with ASC 820-10-50-2.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2023 and March 31, 2022.

Corporate Bonds:	For the Three Months Ended
Level 3 Financial Assets	March 31, 2023	March 31, 2022
Balance of recurring Level 3 assets at January 1, 2023	$—	$—
Total gains and losses for the period:	—	—
Included in other comprehensive income	(1,289)	—
Transfer into Level 3	9,955	—
Balance of recurring Level 3 assets at March 31, 2023	$8,666	$—

March 31, 2023	Fair Value	Valuation Techniques	Unobservable Input	Range (WA)
Corporate bonds and notes	$8,666	Discounted cash flow	Market discount rate	12.00% -12.00% [12.00%]

There were no financial assets considered to be Level 3 fair value by the Corporation at December 31, 2022.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of other financial instruments, at March 31, 2023 and December 31, 2022, are as follows (in thousands):

	March 31, 2023
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$25,109	$25,109	$—	$—	$25,109
Interest-earning deposits in other financial institutions	9,532	9,532	—	—	9,532
Equity investments	2,949	2,949	—	—	2,949
Securities available for sale	626,055	56,328	561,061	8,666	626,055
Securities held to maturity	1,932	—	953	952	1,905
FHLBNY and FRBNY stock	7,913	—	—	—	N/A
Loans, net and loans held for sale	1,853,626	—	—	1,790,939	1,790,939
Accrued interest receivable	8,469	229	1,900	6,340	8,469
Derivative Assets	22,710	—	22,710	—	22,710
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,880,335	$1,880,335	$—	$—	$1,880,335
Time deposits	452,094	—	450,201	—	450,201
Accrued interest payable	1,500	73	1,427	—	1,500
Derivative Liabilities	22,776	—	22,776	—	22,776
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	December 31, 2022
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$29,309	$29,309	$—	$—	$29,309
Interest-earning deposits in other financial institutions	26,560	26,560	—	—	26,560
Equity investments	2,830	2,830	—	—	2,830
Securities available for sale	632,589	55,574	577,015	—	632,589
Securities held to maturity	2,424	—	1,639	2,157	3,796
FHLBNY and FRBNY stock	8,197	—	—	—	N/A
Loans, net and loans held for sale	1,809,789	—	—	1,757,171	1,757,171
Accrued interest receivable	8,682	132	2,002	6,548	8,682
Derivative Asset	27,141	—	27,141	—	27,141
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,924,843	$1,924,843	$—	$—	$1,924,843
Time deposits	402,384	—	403,572	—	403,572
Accrued interest payable	864	64	800	—	864
Derivative Liabilities	27,196	—	27,196	—	27,196
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of March 31, 2023, the weighted average remaining lease term was 8.43 years with a weighted average discount rate of 3.36%. Rent expense was $0.2 million for the three months ended March 31, 2023. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at March 31, 2023 and December 31, 2022 consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right-of-use asset	$6,449	$7,234
Less: accumulated amortization	(199)	(785)
Less: lease termination	—	—
Add: new lease agreement and modifications	—	—
Operating lease right-of-use-assets, net	$6,250	$6,449

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of March 31, 2023 (in thousands):

Year	Amount
2023	$747
2024	924
2025	841
2026	845
2027	854
2028 and thereafter	3,169
Total minimum lease payments	7,380
Less: amount representing interest	(953)
Present value of net minimum lease payments	$6,427

As of March 31, 2023, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of March 31, 2023, the weighted average remaining lease term was 9.99 years with a weighted average discount rate of 3.40%. The Corporation has included these leases in premises and equipment as of March 31, 2023 and December 31, 2022 as follows (in thousands):

	March 31, 2023	December 31, 2022
Buildings	$5,572	$5,572
Less: accumulated depreciation	(2,457)	(2,540)
Net book value	$3,115	$3,032

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of March 31, 2023 (in thousands):

Year	Amount
2023	$293
2024	391
2025	409
2026	425
2027	428
2028 and thereafter	1,988
Total minimum lease payments	3,934
Less: amount representing interest	(676)
Present value of net minimum lease payments	$3,258

As of March 31, 2023, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions
The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2024 from a former member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $4 thousand per month. This Board member retired from the Corporation's Board of Directors as of June 7, 2022. Rent and CAM paid to this Board member while serving on the Board totaled $13 thousand for the three month period ended March 31, 2022.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $9 thousand per month. Rent and CAM related expenses paid to this Board member totaled $26 thousand for each of the three month periods ended March 31, 2023 and 2022.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the three month periods ended March 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance March 31,	$21,824	$21,824

The Corporation had no aggregate amortization expense for the three month period ended March 31, 2023, and $11 thousand for the three month period ended March 31, 2022. As of March 31, 2023, there is no remaining estimated aggregate amortization expense.

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

In conjunction with the Corporation's adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an allowance for credit losses on unfunded commitments was established as of January 1, 2023, to comply with the accounting standard requirements. As of March 31, 2023, the allowance for credit losses on unfunded commitments was $1.0 million.

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$40,759	$71,151	$44,481	$75,028
Unused lines of credit	3,085	344,423	2,887	326,188
Standby letters of credit	—	17,425	—	17,211

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of March 31, 2023, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2023	$(71,296)	$(3,961)	$(75,257)
Other comprehensive income before reclassification	5,775	—	5,775
Amounts reclassified from accumulated other comprehensive income	—	9	9
Net current period other comprehensive income	5,775	9	5,784
Balance at March 31, 2023	$(65,521)	$(3,952)	$(69,473)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2022	$(2,495)	$(4,035)	$(6,530)
Other comprehensive income before reclassification	(31,087)	—	(31,087)
Amounts reclassified from accumulated other comprehensive income	—	12	12
Net current period other comprehensive income (loss)	(31,087)	12	(31,075)
Balance at March 31, 2022	$(33,582)	$(4,023)	$(37,605)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$—	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	12	14	Other components of net periodic pension and postretirement benefits
Tax effect	(3)	(2)	Income tax expense
Net of tax	9	12
Total reclassification for the period, net of tax	$9	$12
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three months ended March 31, 2023 and 2022 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2023
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Service charges on deposit accounts
Overdraft fees	$714	$—	$—	$714
Other	227	—	—	227
Interchange revenue from debit card transactions	1,133	—	—	1,133
WMG fee income	—	2,580	—	2,580
CFS fee and commission income	—	—	241	241
Net gains (losses) on sales of OREO	—	—	—	—
Net gains on sales of loans(a)	5	—	—	5
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	78	—	(6)	72
Income from bank-owned life insurance(a)	10	—	—	10
Other(a)	448	—	(43)	405
Total non-interest income (loss)	$2,651	$2,580	$192	$5,423
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Three Months Ended March 31, 2022
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Service charges on deposit accounts
Overdraft fees	$673	$—	$—	$673
Other	191	—	—	191
Interchange revenue from debit card transactions	1,130	—	—	1,130
WMG fee income	—	2,757	—	2,757
CFS fee and commission income	—	—	253	253
Net gains on sales of loans(a)	74	—	—	74
Loan servicing fees(a)	39	—	—	39
Changes in fair value of equity investments(a)	(114)	—	1	(113)
Income from bank-owned life insurance(a)	11	—	—	11
Other(a)	689	—	(41)	648
Total non-interest income	$2,693	$2,757	$213	$5,663
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

Interchange Income from Debit Card Transactions: The Corporation earns interchange fees from debit cardholder transactions conducted through the MasterCard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with transaction processing services provided to the cardholder.

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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	396	282
Expected return on plan assets	(596)	(713)
Amortization of unrecognized transition obligation	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	6	—
Net periodic pension benefit	$(194)	$(431)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	12	8
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	2	5
Net periodic supplemental pension cost	$14	$13

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	1	1
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	5	9
Net periodic postretirement, medical and life benefit	$6	$10

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

Accounting policies for the segments are the same as those described in Note 1 of the Corporation’s 2022 Annual Report on Form 10-K, which was filed with the SEC on March 22, 2023. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table. Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.

The Holding Company, CFS, and CRM columns below include amounts to eliminate transactions between segments (in thousands).

	Three months ended March 31, 2023
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$26,203	$—	$27	$26,230
Interest expense	6,283	—	—	6,283
Net interest income	19,920	—	27	19,947
Provision for credit losses	277	—	—	277
Net interest income after provision for credit losses	19,643	—	27	19,670
Other non-interest income	2,651	2,580	192	5,423
Other non-interest expenses	13,696	1,798	342	15,836
Income (loss) before income tax expense (benefit)	8,598	782	(123)	9,257
Income tax expense (benefit)	1,831	177	(21)	1,987
Segment net income (loss)	$6,767	$605	$(102)	$7,270

Segment assets	$2,644,158	$8,311	$1,714	$2,654,183

	Three months ended March 31, 2022
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$17,451	$—	$7	$17,458
Interest expense	781	—	—	781
Net interest income	16,670	—	7	16,677
Provision for credit losses	(1,145)	—	—	(1,145)
Net interest income after provision for credit losses	17,815	—	7	17,822
Other non-interest income	2,693	2,757	213	5,663
Other non-interest expenses	12,531	1,815	322	14,668
Income (loss) before income tax expense (benefit)	7,977	942	(102)	8,817
Income tax expense (benefit)	1,766	209	(25)	1,950
Segment net income (loss)	$6,211	$733	$(77)	$6,867

Segment assets	$2,463,194	$8,620	$3,081	$2,474,895

NOTE 13    STOCK COMPENSATION

Pursuant to the Corporation's 2021 Equity Incentive Plan (the "2021 Plan") the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2021 Plan, the chief executive officer and members of the Board of Directors. Awards are based on the performance, responsibility and contributions of the individual and are targeted at an average of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2021 Plan may not exceed 170,000, upon which time a new plan may be created. Compensation expense for shares granted will be recognized over the vesting period of the award based upon the average closing price of the Corporation's stock for each of the prior 30 trading days ending on the grant date.

During the three months ended March 31, 2023 and 2022, 13,069 and 12,560 shares, respectively, were re-issued from treasury to fund stock compensation. The expense related to the grants made in the first quarter of 2023 is recognized over a one year vesting period. Total expense related to the 2021 Plan of $0.4 million and $0.3 million was recognized during each of the three month periods ended March 31, 2023 and 2022, respectively.

A summary of restricted stock activity for the three months ended March 31, 2023 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2023	55,402	$44.57
Granted	13,069	$45.89
Vested	(14,143)	$45.38
Forfeited or cancelled	—	$—
Nonvested at March 31, 2023	54,328	$43.77

As of March 31, 2023, there was $1.9 million of total unrecognized compensation cost related to nonvested shares granted under the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 3.79 years. The total fair value of shares vested was $0.6 million and $0.1 million for the three month periods ended March 31, 2023 and 2022, respectively. Due to the adoption of the 2021 Plan, certain grants were transitioned to a one-year vesting period.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and 2022. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2022 Annual Report on Form 10-K, which was filed with the SEC on March 22, 2023, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors and on pages 20–31 of the Corporation’s 2022 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 63-66 of the Corporation's 2022 Form 10-K, and pages 63-66 in this Form 10-Q.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, inflation, cyber security risks, difficulties in managing the Corporation’s growth, recent bank failures, changes in FDIC assessments, competition, changes in law or the regulatory environment, and changes in general business and economic trends.

Information concerning these and other factors, including Risk Factors, can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2022 Annual Report on Form 10-K. These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Estimates
Critical accounting estimates include the areas where the Corporation has made what it considers to be particularly difficult, subjective or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with GAAP. As a result, the Corporation is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. Significant accounting policies followed by the Corporation are presented in Note 1–Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, and in Note 1-"Summary of Significant Accounting Policies" of this Form 10-Q.

Allowance for Credit Losses
The allowance for credit losses (ACL) is management’s estimate of expected lifetime credit losses on financial instruments identified as possessing potential credit risk. The ACL on loans is established through a provision for credit losses recognized in the Corporation’s Consolidated Statements of Income. Additionally, the ACL on loans is reduced by charge-offs and increased by recoveries of amounts previously charged-off. The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions, and expectations of the future based on reasonable and supportable forecasts.

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to further required increases in the ACL; conversely, improving conditions or assumptions could lead to further reductions in the ACL. In estimating the ACL, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial real estate and commercial and industrial portfolios, and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have.

At March 31, 2023 the allowance for credit losses totaled $20.1 million, compared to an allowance for loan losses of $19.7 million at December 31, 2022. A significant portion of the ACL is allocated to the commercial portfolio (both CRE and C&I). As of March 31, 2023 and December 31, 2022, the ACL (ALLL for December 31, 2022), allocated to the total commercial portfolio was $15.0 million for each period, or 74.9%, and 76.0%, respectively.

The range of impact was an ACL allocated to the total commercial loan portfolio between $11.9 million and $19.7 million at March 31, 2023. The sensitivity and related range of impact is a hypothetical analysis based on a diverse set of potential scenarios, and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at March 31, 2023 in the estimation of the ACL on loans recognized on the Consolidated Balance Sheets. Estimates nearing the higher end of the impact range imply adverse conditions where the underlying assumptions regarding anticipated default are significantly decoupled from changes in the economic indicators underlying the quantitative portion of the model. These conditions could arise from a variety of occurrences, including but not limited to bubbles in specific asset classes, changes in economic conditions that are highly localized or region specific, significant legislative or regulatory action, and systemic changes to the organization.

Consolidated Financial Highlights

	As of or for the Three Months Ended
	Mar. 31	Dec. 31	Sept. 30,	June 30,	Mar. 31
(in thousands, except per share data)	2023	2022	2022	2022	2022
RESULTS OF OPERATIONS
Interest income	$26,230	$18,538	$20,999	$18,538	$17,458
Interest expense	6,283	897	2,009	897	781
Net interest income	19,947	17,641	18,990	17,641	16,677
Provision for credit losses	277	(1,744)	1,255	(1,744)	(1,145)
Net interest income after provision for credit losses	19,670	19,385	17,735	19,385	17,822
Non-interest income	5,423	5,319	5,036	5,319	5,663
Non-interest expense	15,836	14,342	14,577	14,342	14,668
Income before income tax expense	9,257	10,362	8,194	10,362	8,817
Income tax expense	1,987	2,338	1,741	2,338	1,950
Net income	$7,270	$8,024	$6,453	$8,024	$6,867

Basic and diluted earnings per share	$1.54	$1.58	$1.37	$1.72	$1.46
Average basic and diluted shares outstanding	4,721	4,698	4,692	4,690	4,689

PERFORMANCE RATIOS - Annualized
Return on average assets	1.12%	1.15%	1.02%	1.32%	1.14%
Return on average equity	16.97%	18.36%	14.17%	18.06%	13.68%
Return on average tangible equity (a)	19.40%	21.25%	16.12%	20.58%	15.32%
Efficiency ratio (unadjusted) (a) (f)	62.42%	59.69%	60.67%	62.47%	65.66%
Efficiency ratio (adjusted) (a) (b)	62.18%	59.44%	60.40%	62.17%	65.32%
Non-interest expense to average assets	2.44%	2.42%	2.30%	2.35%	2.43%
Loans to deposits	80.33%	78.61%	74.71%	74.11%	69.64%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.90%	4.57%	4.19%	3.90%	3.84%
Yield on investments	2.18%	2.09%	1.72%	1.60%	1.47%
Yield on interest-earning assets	4.12%	3.82%	3.41%	3.12%	3.00%
Cost of interest-bearing deposits	1.34%	0.93%	0.47%	0.21%	0.20%
Cost of borrowings	4.91%	4.30%	2.56%	1.70%	3.77%
Cost of interest-bearing liabilities	1.49%	0.88%	0.51%	0.24%	0.21%
Interest rate spread	2.63%	2.94%	2.90%	2.88%	2.79%
Net interest margin, fully taxable equivalent (a)	3.14%	3.26%	3.08%	2.97%	2.87%

CAPITAL
Total equity to total assets at end of period	6.68%	6.29%	6.10%	7.13%	7.50%
Tangible equity to tangible assets at end of period (a)	5.91%	5.51%	5.29%	6.30%	6.67%

Book value per share	$37.53	$35.32	$33.14	$37.24	$39.56
Tangible book value per share (a)	32.91	30.69	28.49	32.59	34.91
Period-end market value per share	41.50	45.87	41.87	47.00	46.69
Dividends declared per share	0.31	0.31	0.31	0.31	0.31

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,849,310	$1,787,103	$1,675,859	$1,587,777	$1,532,445
Earning assets	2,592,709	2,550,834	2,457,218	2,395,704	2,371,275
Total assets	2,627,088	2,574,639	2,511,301	2,446,763	2,451,944
Deposits	2,337,476	2,347,719	2,257,394	2,203,231	2,211,442
Total equity	173,786	160,740	180,644	178,207	203,613
Tangible equity (a)	151,962	138,916	158,820	156,382	181,778

	As of or for the Three Months Ended
	Mar. 31	Dec. 31	Sept. 30,	June 30,	Mar. 31
	2023	2022	2022	2022	2022
ASSET QUALITY
Net charge-offs	$269	$52	$109	$699	$(48)
Non-performing loans (d)	7,731	8,178	8,310	7,374	7,703
Non-performing assets (e)	7,927	8,373	8,503	7,665	7,956
Allowance for credit losses (g)	20,075	19,659	18,631	17,485	19,928

Annualized net charge-offs to average loans	0.06%	0.01%	0.03%	0.18%	(0.01)%
Non-performing loans to total loans	0.41%	0.45%	0.48%	0.46%	0.49%
Non-performing assets to total assets	0.30%	0.32%	0.33%	0.31%	0.32%
Allowance for credit losses to total loans	1.07%	1.07%	1.07%	1.08%	1.27%
Allowance for credit losses to non-performing loans	259.66%	240.39%	224.21%	237.12%	258.72%

(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.
(c) Loans and loans held for sale do not reflect the allowance for credit losses.
(d) Non-performing loans include non-accrual loans only.
(e) Non-performing assets include non-performing loans plus other real estate owned.
(f) Efficiency ratio (unadjusted) is non-interest expense divided by the total of net interest income plus non-interest income.
(g) Corporation adopted CECL as of January 1, 2023.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 63-66 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2023 and 2022. For a discussion of the Critical Accounting Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 41 of this Form 10-Q and page 37 of the Corporation’s 2022 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Net interest income	$19,947	$16,677	$3,270	19.6%
Non-interest income	5,423	5,663	(240)	(4.2)%
Non-interest expense	15,836	14,668	1,168	8.0%
Pre-provision income	9,534	7,672	1,862	24.3%
Provision (credit) for credit losses (1)	277	(1,145)	1,422	124.2%
Income tax expense	1,987	1,950	37	1.9%
Net income	$7,270	$6,867	$403	5.9%

Basic and diluted earnings per share	$1.54	$1.46	$0.08	5.5%
(1) Commencing January 1, 2023, the allowance calculation is based upon the Current Expected Credit loss methodology.
Prior to January 1, 2023, the allowance calculation was based upon the incurred loss methodology.

	Three Months Ended March 31,
Selected financial ratios:	2023	2022
Return on average assets	1.12%	1.14%
Return on average equity	16.97%	13.68%
Net interest margin, fully taxable equivalent (a)	3.14%	2.87%
Efficiency ratio (adjusted) (a) (b)	62.18%	65.32%
Non-interest expenses to average assets	2.44%	2.43%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.
Net income for the first quarter of 2023 was $7.3 million, or $1.54 per share, compared to $6.9 million, or $1.46 per share, for the same period in the prior year. Return on average equity for the current quarter was 16.97%, compared to 13.68% for the same period in the prior year. The increase in net income was due primarily to an increase in net interest income, partially offset by increases in the provision for credit losses, non-interest expense, and income tax expense, and a decrease in non-interest income.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2023	2022	Change	Percentage Change
Interest and dividend income	$26,230	$17,458	$8,772	50.2%
Interest expense	6,283	781	5,502	704.5%
Net interest income	$19,947	$16,677	$3,270	19.6%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the first quarter ended March 31, 2023 increased $3.3 million, or 19.6%, to $19.9 million compared to the same period in the prior year, due primarily to increases of $7.8 million in interest income on loans, including fees, and $0.9 million in interest and dividend income on taxable securities, offset by increases of $4.6 million in interest expense on deposits and $0.9 million in interest expense on borrowed funds.

The increase in interest income on loans, including fees was due primarily to a 106 basis points increase in the average yield on loans, reflecting increases across all loan categories due to an increase in interest rates, when compared to the same period in the prior year, and a $316.9 million increase in average loan balances, also representing increases across all loan categories, when compared to the same period in the prior year. Loan income for the first quarter of 2023 also included $0.2 million of prepayment penalty income. The increase in interest and dividend income on taxable securities when compared to the same period in the prior year, was due primarily to a 65 basis points increase in the average yield on securities due to an increase in average interest rates. Interest income on interest-earning deposits increased primarily due to an increase of 501 basis points in the average yield on interest-earning deposits in the first quarter of 2023 when compared to the same period in the prior year, as a result of the increases in the Federal Funds rate.

The increase in interest expense on deposits was due primarily to a 114 basis points increase in average rates paid on interest-bearing deposits, which included brokered deposits, and a deposit campaign in the first quarter of 2023, when compared to the same period in the prior year. The increase in interest expense on borrowed funds was due primarily to a $69.2 million increase in the average balances of overnight FHLBNY borrowings in the current quarter, and a 459 basis points increase in the average rate on overnight borrowing, when compared to the same period in the prior year.

Fully taxable equivalent net interest margin was 3.14% in the first quarter of 2023, compared to 2.87% for the same period in the prior year. Average interest-earning assets increased $221.4 million for the three months ended March 31, 2023 compared to the same period in the prior year. The average yield on interest-earning assets increased 112 basis points, and the average cost of interest-bearing liabilities increased 128 basis points in the first quarter of 2023, compared to the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three months ended March 31, 2023 and 2022. For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments. Loan fee income of $6 thousand and $1.0 million for the three month periods ended March 31, 2023, and 2022, respectively, related to the Paycheck Protection Program.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,261,054	$16,584	5.33%	$1,072,408	$10,547	3.99%
Mortgage loans	285,588	2,472	3.51%	262,053	2,153	3.33%
Consumer loans	302,668	3,285	4.40%	197,984	1,816	3.72%
Taxable securities	695,079	3,585	2.09%	758,507	2,689	1.44%
Tax-exempt securities	40,769	305	3.03%	42,435	333	3.18%
Interest-earning deposits	7,551	97	5.21%	37,888	19	0.20%
Total interest-earning assets	2,592,709	26,328	4.12%	2,371,275	17,557	3.00%

Non-earning assets:
Cash and due from banks	25,084			24,744
Other assets	29,393			77,153
Allowance for credit losses (4)	(20,098)			(21,228)
Total assets	$2,627,088			$2,451,944

Interest-bearing liabilities:
Interest-bearing demand deposits	$291,090	$274	0.38%	$293,429	$55	0.08%
Savings and insured money market deposits	906,947	1,648	0.74%	955,296	212	0.09%
Time deposits	322,710	2,092	2.63%	241,501	481	0.81%
Brokered deposits	113,074	1,374	4.93%	—	—	—%
FHLBNY overnight advances	70,699	866	4.97%	1,491	1	0.38%
Long-term capital leases	3,281	29	3.58%	3,550	32	3.66%
Total interest-bearing liabilities	1,707,801	6,283	1.49%	1,495,267	781	0.21%

Non-interest-bearing liabilities:
Demand deposits	703,655			721,216
Other liabilities	41,846			31,848
Total liabilities	2,453,302			2,248,331
Shareholders' equity	173,786			203,613
Total liabilities and shareholders’ equity	$2,627,088			$2,451,944
Fully taxable equivalent net interest income		20,045			16,776
Net interest rate spread (1)			2.63%			2.79%
Net interest margin, fully taxable equivalent (2)			3.14%			2.87%
Taxable equivalent adjustment		(98)			(99)
Net interest income		$19,947			$16,677
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.
(4) Corporation adopted CECL as of January 1, 2023.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The table below illustrates the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three months ended March 31, 2023 and 2022. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended March 31, 2023 vs. 2022
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$6,037	$2,076	$3,961
Mortgage loans	319	199	120
Consumer loans	1,469	1,092	377
Taxable investment securities	896	(240)	1,136
Tax-exempt investment securities	(28)	(13)	(15)
Interest-earning deposits	78	(27)	105
Total interest and dividend income, fully taxable equivalent	8,771	3,087	5,684

Interest expense on:
Interest-bearing demand deposits	219	—	219
Savings and insured money market deposits	1,436	(11)	1,447
Time deposits	1,610	210	1,400
Brokered deposits	1,374	1,374	—
FHLBNY overnight advances	865	686	179
Long-term capital leases	(4)	(2)	(2)
Total interest expense	5,500	2,257	3,243
Net interest income, fully taxable equivalent	$3,271	$830	$2,441

Provision for credit losses

Management has established and maintains a methodology for determining and adjusting its allowance for credit losses in conformity with the recently adopted accounting standard, commonly referred to as the “CECL methodology.” The allowance is based on a combination of quantitative and qualitative analysis and changes in the required allowance are provisioned through income. The quantitative portion of the model is significantly influenced by changes in projected economic conditions, as well as changes in the composition of the numerous loan portfolio segments. Quantitative adjustments reflect the degree to which expected future outcomes are expected to differ from those projected by the quantitative model.

Upon adoption of ASU 2016-13, the Corporation’s provision for credit losses now includes components for on-balance sheet exposures and off-balance sheet exposures. As of January 1, 2023 the Corporation recognized a $1.5 million one-time implementation adjustment, of which $1.1 million reflected the addition of an allowance for credit losses on off-balance sheet exposure related to unfunded commitments.

For the quarter ended March 31, 2023, the provision for credit losses was $0.3 million due to additional qualitative provision as a result of increased loan volume, offset by a decrease in the quantitative reserve requirement as a result of more favorable economic projections, notably a decrease in the Federal Open Market Committee (FOMC) forecasted U.S. unemployment rate. For the quarter ended March 31, 2022, the provision for loan losses was a credit of $1.1 million, primarily due to the $1.2 million release of the pandemic-related portion of the allowance, offset by additional provision related to increased loan volume.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2023	2022	Change	Percentage Change
WMG fee income	$2,580	$2,757	$(177)	(6.4)%
Service charges on deposit accounts	941	864	77	8.9%
Interchange revenue from debit card transactions	1,133	1,130	3	0.3%
Changes in fair value of equity investments	72	(113)	185	163.7%
Net gains on sales of loans held for sale	5	74	(69)	(93.2)%
Income from bank owned life insurance	10	11	(1)	(9.1)%
CFS fee and commission income	241	253	(12)	(4.7)%
Other	441	687	(246)	(35.8)%
Total non-interest income	$5,423	$5,663	$(240)	(4.2)%

Total non-interest income for the first quarter of 2023 decreased $0.2 million compared to the same period in the prior year primarily due to decreases in other non-interest income, and WMG fee income, offset by an increase in changes in fair value of equity investments.

Change in Other Non-Interest Income
The decrease in other non-interest income was primarily due to decreases in interest rate swap fees, CFS other fee income and Mastercard volume bonus, when compared to the same period in the prior year.

Change in WMG Fee Income
The decrease in WMG fee income was primarily due to a decline in the market value of the total assets under management or administration when compared to the same period in the prior year.

Changes in Fair value of Equity Investments
The increase in changes in fair value of equity investments was primarily due to an increase in the market value of assets held related to the Corporation's deferred compensation plan, when compared to the same period in the prior year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2023	2022	Change	Percentage Change
Compensation expense:
Salaries and wages	$6,783	$6,223	$560	9.0%
Pension and other employee benefits	1,680	1,718	(38)	(2.2)%
Other components of net periodic pension and postretirement benefits	(174)	(408)	234	(57.4)%
Total compensation expense	8,289	7,533	756	10.0%

Non-compensation expense:
Net occupancy	1,465	1,427	38	2.7%
Furniture and equipment	418	437	(19)	(4.3)%
Data processing	2,381	2,187	194	8.9%
Professional services	440	521	(81)	(15.5)%
Amortization of intangible assets	—	11	(11)	(100.0)%
Marketing and advertising	332	276	56	20.3%
Other real estate owned expenses	38	(37)	75	202.7%
FDIC insurance	497	314	183	58.3%
Loan expenses	232	215	17	7.9%
Other	1,744	1,784	(40)	(2.2)%
Total non-compensation expense	7,547	7,135	412	5.8%
Total non-interest expense	$15,836	$14,668	$1,168	8.0%

Total non-interest expense for the first quarter of 2023 increased $1.2 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For the three months ended March 31, 2023, and 2022, non-interest expense to average assets was 2.44%.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be primarily attributed to increases in salaries and wages, and other components of net periodic pension and postretirement benefits. The increase in salaries and wages can be primarily attributed to base salary increases, an increase in the market value of the assets held related to the Corporation's deferred compensation plan, and an increase in restricted stock expense. The increase in other components of net periodic pension and postretirement benefits can be primarily attributed to revised actuarial adjustments to the Corporation's pension plans.

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be primarily attributed to increases in data processing expenses and FDIC insurance. Data processing expenses increased primarily due to the timing of invoices, expenditures related to additional cyber security-related software, and an increase in debit card dispute processing, when compared to the same period in the prior year. The increase in FDIC insurance can be primarily attributed to an increase in the assessment rate effective January 1, 2023.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2023	2022	Change	Percentage Change
Income before income tax expense	$9,257	$8,817	$440	5.0%
Income tax expense	1,987	1,950	37	1.9%
Effective tax rate	21.5%	22.1%

Income tax expense was $2.0 million for the current quarter and the same period in the prior year. The effective income tax rate decreased from 22.1% for the first quarter of 2022 to 21.5% for the first quarter of 2023.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	March 31, 2023	December 31, 2022	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$34,641	$55,869	$(21,228)	(38.0)%
Total investment securities, FHLB, and FRB stock	638,849	646,040	(7,191)	(1.1)%

Loans, net of deferred loan fees	1,873,701	1,829,448	44,253	2.4%
Allowance for credit losses	(20,075)	(19,659)	(416)	2.1%
Loans, net	1,853,626	1,809,789	43,837	2.4%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	105,243	112,031	(6,788)	(6.1)%
Total assets	$2,654,183	$2,645,553	$8,630	0.3%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,332,429	$2,327,227	$5,202	0.2%
Advances and other debt	93,328	99,137	(5,809)	(5.9)%
Other liabilities	51,085	52,801	(1,716)	(3.2)%
Total liabilities	2,476,842	2,479,165	(2,323)	(0.1)%

Total shareholders’ equity	177,341	166,388	10,953	6.6%
Total liabilities and shareholders’ equity	$2,654,183	$2,645,553	$8,630	0.3%

Cash and Cash Equivalents
The decrease in cash and cash equivalents can be attributed to changes in securities, loans, deposits and borrowings.

Investment securities
The decrease in investment securities can be mostly attributed to $16.4 million in paydowns, offset by an increase in the fair value of the portfolio of $7.9 million.

Loans, net
The increase in loans, net of deferred loan fees, can be primarily attributed to increases of $39.4 million in commercial mortgages, $12.4 million in consumer loans, and $0.3 million in residential mortgages, offset by a decrease of $7.8 million in commercial and industrial loans.

Allowance for Credit Losses
The increase in the allowance for credit losses can be primarily attributed to the $0.4 million adjustments made upon the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), and additional provisioning related to increased loan volume. The increases were offset by decreased allowance requirements forecasted by the model due to more favorable economic projections, notably a decrease in the FOMC's forecasted U.S. unemployment rate. As of January 1, 2023, the Corporation recognized a $1.5 million one-time implementation adjustment, of which $1.1 million reflected the addition of an allowance for credit losses on unfunded commitments, which is included in other liabilities on the consolidated balance sheet.

Other Assets
The decrease in other assets can be primarily attributed to a decrease of $4.4 million in interest rate swap assets.

Deposits
The increase in deposits can be attributed to increases of $53.3 million in brokered deposits, and $15.6 million in interest-bearing demand deposit accounts, offset by decreases of $42.7 million in non-interest bearing demand deposits, $9.8 million in insured money market accounts, $7.6 million in savings deposits and $3.6 million in time deposits.

Advances and Other Debt
The decrease in advances and other debt can be primarily attributed to a decrease in overnight FHLBNY borrowing.

Other liabilities
The decrease in other liabilities can be primarily attributed to a decrease of $4.4 million in interest rate swap liabilities.

Shareholders’ equity
Shareholders’ equity was $177.3 million at March 31, 2023 compared to $166.4 million at December 31, 2022. The increase can be primarily attributed to a decrease in accumulated other comprehensive loss of $5.8 million and an increase of $4.7 million in retained earnings. The decrease in accumulated other comprehensive loss can be primarily attributed to an increase in the fair market value of the securities portfolio. The increase in retained earnings can be primarily attributed to net income of $7.3 million, offset by $1.5 million in dividends declared, and a $1.5 million one-time adjustment due to the implementation of CECL, during the three months ended March 31, 2023.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.142 billion at March 31, 2023, including $393.8 million of assets held under management or administration for the Corporation, compared to $2.053 billion at December 31, 2022, including $346.5 million of assets held under management or administration for the Corporation, an increase of $89.0 million, or 4.34%, due to an increase in assets under management, mostly attributable to new business relationships.

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
The available for sale segment of the securities portfolio totaled $626.1 million at March 31, 2023, a decrease of $6.5 million, or 1.0%, from $632.6 million at December 31, 2022. The decrease can be mostly attributed to $15.9 million in paydowns, offset by an increase in the fair value of the portfolio of $7.8 million. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit. These securities totaled $1.9 million at March 31, 2023 and $2.4 million at December 31, 2022.
Non-marketable equity securities at March 31, 2023 and December 31, 2022 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million and $6.1 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, modifications to borrowers experiencing financial difficulty, and other real estate owned, (iv) impaired loans, and (v) potential problem loans. Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2022 to March 31, 2023 ($ in thousands):

LOAN COMPOSITION
	March 31, 2023	% of Total Loans	December 31, 2022	% of Total Loans	Dollar Change	Percentage Change
Commercial and agricultural:
Commercial and industrial	$244,174	13.0%	$252,044	13.8%	$(7,870)	(3.1)%
Agricultural	333	—%	249	—%	84	33.7%
Commercial mortgages:
Construction	118,660	6.3%	108,243	5.9%	10,417	9.6%
Commercial mortgages	917,637	49.0%	888,670	48.7%	28,967	3.3%
Residential mortgages	285,944	15.3%	285,672	15.6%	272	0.1%
Consumer loans:
Home equity lines and loans	84,537	4.5%	81,401	4.4%	3,136	3.9%
Indirect consumer loans	211,270	11.3%	202,124	11.0%	9,146	4.5%
Direct consumer loans	11,146	0.6%	11,045	0.6%	101	0.9%
Total	$1,873,701	100.0%	$1,829,448	100.0%	$44,253	2.4%

Portfolio loans totaled $1.874 billion at March 31, 2023, an increase of $44.3 million, or 2.4%, from $1.829 billion at December 31, 2022. The increase in loans can be attributed to increases of $39.4 million in commercial mortgage loans, $9.1 million in indirect consumer loans, $3.2 million in other consumer loans, and $0.3 million in residential mortgages, offset by a decrease of $7.8 million in commercial and industrial loans.

Residential mortgage loans totaled $285.9 million at March 31, 2023, an increase of $0.3 million, or 0.1%, from December 31, 2022. During the three months ended March 31, 2023, $6.9 million of residential mortgages were originated, of which $0.2 million were sold in the secondary market to Freddie Mac. Indirect consumer loans totaled $211.3 million at March 31, 2023, an increase of $9.1 million, or 4.5%, from December 31, 2022, as increased demand continues for automobiles. The Corporation anticipates that future growth in portfolio loans will continue to be concentrated in commercial mortgages and commercial and industrial loans, particularly within the Corporation's Western New York market.

The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	March 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Chemung Canal Trust Company*^	$755,683	$731,344	$639,144	$658,468	$576,399
Capital Bank Division	1,118,018	1,098,104	879,105	877,995	732,820
Total loans	$1,873,701	$1,829,448	$1,518,249	$1,536,463	$1,309,219
* All loans, excluding those originated by the Capital Bank division.
^ Includes $80.6 million and $79.8 million as of March 31, 2023 and December 31, 2022, respectively, in the Western New York market.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Specific industries are identified using NAICS codes. The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At March 31, 2023 and December 31, 2022, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 49.4% and 48.3% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of March 31, 2023 and December 31, 2022.

The table below shows the maturity of loans outstanding as of March 31, 2023. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$62,684	$108,120	$69,568	$3,802	$244,174
Agricultural	98	49	186	—	333
Commercial mortgages:
Construction	8,241	54,540	55,089	790	118,660
Commercial mortgages	31,715	203,181	647,798	34,943	917,637
Residential mortgages	6,653	9,492	125,458	144,341	285,944
Consumer loans:
Home equity lines and loans	293	5,161	56,198	22,885	84,537
Indirect consumer loans	1,775	86,599	122,896	—	211,270
Direct consumer loans	469	4,467	4,210	2,000	11,146
Total	$111,928	$471,609	$1,081,403	$208,761	$1,873,701

Loans maturing with:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Fixed interest rates	$280,644	$520,944	$104,081	$905,669
Variable interest rates	190,965	560,459	104,680	856,104
Total	$471,609	$1,081,403	$208,761	$1,761,773

Non-Performing Assets
Non-performing assets consist of non-accrual loans and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Effective January 1, 2023, the Corporation adopted ASU 2022-02, which eliminated troubled debt restructuring accounting guidance. The Corporation monitors loan modifications made to borrowers deemed to be experiencing financial difficulty. As of March 31, 2023, there was one loan being monitored under ASU 2022-02 guidance, which was accruing.
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

The following table summarizes the Corporation's non-performing assets ($ in thousands):

NON-PERFORMING ASSETS
	March 31, 2023	December 31, 2022
Non-accrual loans	$7,731	$4,143
Non-accrual troubled debt restructurings	—	4,035
Total non-performing loans	7,731	8,178
Other real estate owned	196	195
Total non-performing assets	$7,927	$8,373

Ratio of non-performing loans to total loans	0.41%	0.45%
Ratio of non-performing assets to total assets	0.30%	0.32%
Ratio of allowance for credit losses to non-performing loans	259.66%	240.39%

Accruing loans past due 90 days or more (1)	$6	$1
Accruing troubled debt restructurings (1)	$—	$1,405
(1) Not included in non-performing assets above.

Non-Performing Loans
Non-performing loans totaled $7.7 million, or 0.41% of total loans at March 31, 2023, compared to $8.2 million, or 0.45% of total loans at December 31, 2022. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $7.9 million, or 0.30% of total assets, at March 31, 2023, compared to $8.4 million, or 0.32% of total assets, at December 31, 2022. The decrease in non-performing loans can mostly be attributed to the partial charge-off of a commercial and industrial loan, and a significant paydown on a commercial real estate property in the three month period ended March 31, 2023. The decrease in non-performing assets can be attributed to the decrease in non-performing loans.

Accruing Loans Past due 90 Days or More
There was an amortized basis in accruing loans past due 90 days of $6 thousand at March 31, 2023, compared to $1 thousand at December 31, 2022.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. Previously, the Corporation applied troubled debt restructuring (TDR) accounting guidance for loan modifications made to borrowers experiencing financial difficulty, where a concession was made by the Corporation. Effective January 1, 2023, the Corporation adopted ASU 2022-02, which supersedes TDR guidance. The Corporation monitors modifications made to borrowers experiencing financial difficulty in which the contractual cash flows were directly impacted. Modifications that are included under this guidance include principal reductions, reductions in the effective interest rate, term extensions, or a combination thereof. ASU 2022-02 was implemented on a prospective basis, and as of March 31, 2023, the Corporation had one loan that was modified under the new accounting guidance, a term extension on a commercial mortgage. As of March 31, 2023, this loan was considered to be performing.

Individually Analyzed Loans
A loan is classified for individually analyzed when based on current information and events, management has determined that it no longer exhibits risk characteristics consistent with its corresponding pool. This differs from the definition of loans considered to be impaired at December 31, 2022. The amortized cost basis of individually analyzed loans at March 31, 2023 totaled $6.8 million, compared to impaired loans of $7.3 million at December 31, 2022. Included in the amortized cost basis of individually analyzed loans at March 31, 2023, were loans totaling $1.1 million for which impairment allowances of $1.1 million have been specifically allocated to the allowance for credit losses. As of December 31, 2022, the impaired loan total included $1.3 million of loans for which specific impairment allowances of $1.1 million were allocated to the allowance for loan losses.
The majority of the Corporation's individually analyzed loans are secured and measured for impairment based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to require individual analysis. An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off. Individually analyzed loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. Real estate values in the Corporation's market area have remained stable. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

Allowance for Credit Losses
The allowance for credit losses is an amount that management believes will be adequate to absorb the estimated lifetime credit losses inherent in the assets exhibiting credit risk as of the measurement date. The allowance is in conformity with the requirements established by ASC 326-Financial Instruments-Credit Losses. The new ACL guidance was adopted effective January 1, 2023, and is a departure from the allowance for loan losses (ALLL) that the Corporation previously estimated using an incurred loss methodology. The allowance covers loans, unfunded commitments, and certain debt securities exhibiting credit risk potential, and incorporates both quantitative and qualitative components.
Loans are analyzed on either an individual basis or a pooled basis, determined by risk characteristics. Loans that no longer exhibit risk characteristics substantially consistent with those of loans analyzed within a given pool, may necessitate being evaluated individually, based on management discretion. Individually analyzed loans are primarily valuated based on the collateral method, however, select loans may be evaluated using a cash flow analysis. Pooled loans are segmented based on groups of assigned FFIEC call codes, in order to be granular enough to meaningfully capture the risk profile of each instrument, yet broad enough to accurately allow for the application of certain pool-level assumptions.
Quantitative analysis is based on an estimated discounted cash flow analysis (DCF) performed at the instrument level. The modeled reserve requirement equals the difference between the book balance of the instrument at the measurement date and the present value of assumed cash flows for the life of the loan. The underlying assumptions of the DCF are based on the relationship a projected value of an economic indicator, and the implied historical loss experience amongst a group of curated peers. The Corporation utilized a regression analysis to determine suitable loss drivers for each pool of loans. Based on these results, a probability of default (PD) and loss given default (LGD), is assigned to each potential value of an economic indicator for each pool of loans, and is then applied to the portfolio to derive the statistical loss implications thereof. A hypothetical loss for each period of the DCF, as well as implied recovery of past losses, is incorporated into the DCF. The Corporation relies on FOMC data as the source for its readily available and reasonable economic forecast. The forecasted values are applied over a four quarter period, and revert back to the historic mean of a lookback period over an eight period horizon, on a straight-line basis.

Qualitative adjustments represent management's expectation of certain risks not being captured entirely in the quantitative portion of the model. Qualitative adjustment rates are applied to each instrument within a pool on a consistent basis. Factors considered as part of the quantitative adjustment analysis include economic considerations potentially not captured by the model, changes in conditions within the Bank such as lending standards, personnel, concentrations of credit, among others, as well as other external factors such as change in the regulatory and competitive landscape.
The allowance for credit losses is increased through a provision for credit losses, which is charged to operations. Separate provision accounts have been established for on-balance sheet credit exposures and off-balance sheet credit exposures, and are combined in the line item "Provision for credit losses" on the Corporation's Consolidated Statements of Income. Loans are charged against the allowance for credit losses when management believes that the collectability of all or a portion of the principal is unlikely. Management's evaluation of the adequacy of the allowance for credit losses is performed on a periodic basis and takes into consideration such factors as the outcomes of the quantitative analysis, a review of specific impaired loans, and considerations for qualitative adjustments. While management uses available information to recognize losses on credits, future additions to the allowance may be necessary based on changing economic conditions or portfolio composition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for credit losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
The allowance for credit losses was $20.1 million at March 31, 2023, and $19.7 million at December 31, 2022. The allowance for credit losses was 259.66% of non-performing loans at March 31, 2023 compared to 240.39% at December 31, 2022. The ratio of allowance for credit losses to total loans was 1.07% at March 31, 2023, and December 31, 2022. The increase in the allowance for credit losses was attributable to the impact of the implementation of ASU 2016-13, as well as increased loan volume. The quantitative portion of the ACL model was impacted by an improvement in the FOMC forecasted unemployment rate, which offset additional provisioning relating to loan growth and positive qualitative adjustments to certain pooled segments. Net charge-offs for the three months ended March 31, 2023 were $0.3 million, compared to net recoveries for the three months ended March 31, 2022 of $48.0 thousand.

The table below summarizes the Corporation’s allowance for credit losses and non-accrual loans outstanding by loan category at March 31, 2023, and the allowance for loan losses and non-accrual loans outstanding by loan category at December 31, 2022 (in thousands):

ALLOWANCE BY LOAN CATEGORY

Balance at March 31, 2023	Allowance for credit losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	$4,053	1.66%	$1,623	0.66%	249.72%
Commercial mortgages	10,983	1.06%	3,647	0.35%	301.15%
Residential mortgages	1,892	0.66%	1,036	0.36%	182.63%
Consumer loans	3,147	1.03%	1,425	0.46%	220.84%
Total	$20,075	1.07%	$7,731	0.41%	259.66%

Balance at December 31, 2022	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	$3,373	1.34%	$1,946	0.77%	173.33%
Commercial mortgages	11,576	1.16%	3,933	0.39%	294.33%
Residential mortgages	1,845	0.65%	986	0.35%	187.12%
Consumer loans	2,865	0.97%	1,313	0.45%	218.20%
Total	$19,659	1.07%	$8,178	0.45%	240.39%
[1] Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios at March 31, 2023 and December 31, 2022:

Consolidated Ratios	March 31, 2023	December 31, 2022
Non-performing loans to total loans	0.41%	0.45%
Allowance for credit losses to total loans	1.07%	1.07%
Allowance for credit losses to non-performing loans	259.66%	240.39%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the three months ended March 31, 2023 and March 31, 2022:

Credit Ratios	March 31, 2023	March 31, 2022
Commercial and agricultural	0.07%	—%
Commercial mortgages	—%	—%
Residential mortgages	—%	—%
Consumer loans	0.04%	(0.02)%
Total	0.02%	—%

The table below summarizes the Corporation’s credit loss experience for the three months ended March 31, 2023 and 2022 (in thousands):

SUMMARY OF CREDIT LOSS EXPERIENCE
	Three Months Ended March 31,
	2023	2022
Balance of allowance for credit losses at beginning of period	$19,659	$21,025
Impact of ASC 326 Adoption	374	—
Charge-offs:
Commercial and agricultural	190	4
Commercial mortgages	—	—
Residential mortgages	—	—
Consumer loans	193	194
Total charge-offs	$383	$198

Recoveries:
Commercial and agricultural	6	6
Commercial mortgages	—	1
Residential mortgages	—	—
Consumer loans	108	239
Total recoveries	$114	$246

Net charge-offs (recoveries)	269	(48)
Provision (credit) for credit losses on-balance sheet exposure[1]	311	(1,145)

Balance of allowance for credit losses at end of period	$20,075	$19,928
1 Additional provision related to off-balance sheet exposure was a credit of $34 thousand for the three months ended March 31, 2023.

Other Real Estate Owned

OREO totaled $0.2 million at March 31, 2023, and December 31, 2022, respectively. There were no changes to other real estate owned in the first three months of 2023.

Deposits

The table below summarizes the Corporation’s deposit composition by segment at March 31, 2023, and December 31, 2022, and the dollar and percent change from December 31, 2022 to March 31, 2023 (in thousands):

DEPOSITS
					March 31, 2023 v. December 31, 2022
	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non-interest-bearing demand deposits	$690,596	29.7%	$733,329	31.4%	$(42,733)	(5.8)%
Interest-bearing demand deposits	287,242	12.3%	271,645	11.7%	15,597	5.7%
Money market accounts	631,052	27.1%	640,840	27.5%	(9,788)	(1.5)%
Savings deposits	271,445	11.6%	279,029	12.0%	(7,584)	(2.7)%
Certificates of deposit $250,000 or less	263,274	11.3%	272,182	11.7%	(8,908)	(3.3)%
Certificates of deposit greater than $250,000	35,349	1.5%	31,547	1.4%	3,802	12.1%
Brokered deposits	126,777	5.4%	73,452	3.2%	53,325	72.6%
Other time deposits	26,694	1.1%	25,203	1.1%	1,491	5.9%
Total	$2,332,429	100.0%	$2,327,227	100.0%	$5,202	0.2%

Deposits totaled $2.332 billion at March 31, 2023 compared to $2.327 billion at December 31, 2022, an increase of $5.2 million, or 0.2%. The increase was primarily attributable to increases of $49.7 million in time deposits, and $15.6 million in interest-bearing demand deposits, offset by decreases of $42.7 million in non-interest bearing demand deposits, $9.8 million in insured money market accounts, and $7.6 million in savings deposits. The growth in deposits was due primarily to increases of $0.4 million in consumer deposits, $4.6 million in public deposits, $16.4 million in ICS deposits, and $53.3 million in brokered deposits, offset by decreases of $40.5 million in commercial deposits, and $29.0 million in CDARS deposits. At March 31, 2023, demand deposit and money market accounts comprised 69.0% of total deposits compared to 70.7% at December 31, 2022. The aggregate amount of the Corporation's outstanding uninsured deposits (net of deposits pledged to secure municipal deposits), was 21.2% and 23.5% of total deposits, as of March 31, 2023 and December 31, 2022, respectively.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	March 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Chemung Canal Trust Company*	$1,927,258	$1,892,020	$1,739,826	$1,686,370	$1,317,225
Capital Bank Division	405,171	435,207	415,607	351,404	254,913
Total	$2,332,429	$2,327,227	$2,155,433	$2,037,774	$1,572,138
*All deposits, excluding those originated by the Capital Bank division.

In addition to consumer, commercial and public deposits, other sources of funds include reciprocal brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Brokered deposits include funds obtained through brokers. Deposits obtained through the CDARS and ICS programs were $355.0 million as of March 31, 2023, including $126.8 million of brokered deposits, and $368.2 million as of December 31, 2022, which included $73.5 million of brokered deposits.

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

Borrowings

Borrowings decreased $5.8 million to $93.3 million at March 31, 2023 from December 31, 2022, primarily attributable to a decrease in FHLBNY overnight advances when compared to December 31, 2022. There were no outstanding FHLBNY term advances as of and for the three months and year ended March 31, 2023, and December 31, 2022, respectively.

Shareholders’ Equity

Total shareholders' equity increased $10.9 million from $166.4 million at December 31, 2022 to $177.3 million at March 31, 2023, primarily due to a decrease in accumulated other comprehensive loss, and an increase in retained earnings. The decrease in accumulated other comprehensive loss of $5.8 million can be mostly attributed to an increase in the fair market value of the available for sale securities portfolio. The increase in retained earnings of $4.7 million was due primarily to earnings of $7.3 million, offset by $1.5 million in dividends declared, and a $1.5 million one-time adjustment due to the implementation of CECL, during the three months ended March 31, 2023. Treasury stock decreased $0.4 million, primarily due to the impact of the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 6.68% at March 31, 2023 compared to 6.29% at December 31, 2022. The tangible equity to tangible assets ratio was 5.91% at March 31, 2023 compared to 5.51% at December 31, 2022. Book value per share increased to $37.53 at March 31, 2023 from $35.32 at December 31, 2022.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of March 31, 2023, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased in the first quarter of 2023. As of March 31, 2023, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares at March 31, 2023.

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

At March 31, 2023, the Corporation's cash and cash equivalents balance was $34.6 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of March 31, 2023, the Corporation's investment in securities available for sale was $626.1 million, $368.4 million of which was not pledged as collateral.

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. The Bank has pledged $235.0 million and $228.4 million of first mortgage loans under a blanket lien arrangement at March 31, 2023 and December 31, 2022, respectively, as collateral for future borrowings. Based on this available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $201.1 million and $195.6 million at March 31, 2023 and December 31, 2022, respectively. The Corporation borrowed $90.1 million and $95.8 million with FHLBNY overnight advances as of March 31, 2023 and December 31, 2022, respectively. The Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $111.0 million as of March 31, 2023.

The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. Brokered deposits were $126.8 million and $73.5 million, as of March 31, 2023 and December 31, 2022, respectively.

The Corporation also had a total of $60.0 million of unsecured lines of credit with five different financial institutions, all of which was available at March 31, 2023, and $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at December 31, 2022.

The table below summarizes the Corporation’s unused funding capacity by source as of the dates indicated (in thousands):

ADDITIONAL FUNDING CAPACITY
	March 31, 2023	December 31, 2022
Federal Home Loan Bank of New York	$111,049	$99,761
Correspondent bank lines	60,000	68,000
Brokered deposits available per policy limit	138,642	174,465
Unpledged investment securities, at fair value	368,370	420,671
Less: Uninsured deposits	(493,659)	(548,013)
Total Additional Funding Capacity	$184,402	$214,884
On March 12, 2023, the Treasury Department, Federal Reserve, and FDIC jointly announced a new liquidity program, the Bank Term Funding Program (BTFP), in response to the failure of two banks earlier that week. Under the BTFP, institutions can pledge certain securities (i.e., securities eligible for purchase by the Federal Reserve Banks in open market operations) for the par value of the securities at a borrowing rate of ten basis points over the one-year overnight index swap rate. There will be no fees with the advance. Certain U.S. federally insured depository institutions are eligible to participate in the BTFP. The Bank is eligible to to participate but as of March 31, 2023, the Bank has not participated in the BTFP. The advances, which may have a term of up to one year, may be prepaid by the borrowing institution at any time (including for purposes of refinancing) without penalty. Also available to the Corporation is the Discount Window Lending provided by the Federal Reserve Bank. As of March 31, 2023, the Bank had no collateral held at the Federal Reserve Bank. The Corporation is reviewing the options to utilize these sources.
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

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$10,687	$5,984
Net cash used in investing activities	(29,923)	(44,977)
Net cash (used) provided by financing activities	(1,991)	77,495
Net increase (decrease) in cash and cash equivalents	$(21,227)	$38,502

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first three months of 2023 and 2022 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first three months of 2023 predominantly resulted from a net increase in loans, offset by maturities and principal paydowns on securities available for sale. Cash used in investing activities during the first three months of 2022 predominantly resulted from a net increase in loans and purchases of securities available for sale, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash used by financing activities during the first three months of 2023 predominantly resulted from a net the repayment of overnight advances held at the end of the prior quarter, offset by a net increase in deposits. Cash provided by financing activities during the first three months of 2022 predominantly resulted from a net increase in deposits, offset by the repayment of overnight advances held at the end of the prior quarter.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of March 31, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of March 31, 2023, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of March 31, 2023 and December 31, 2022 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of March 31, 2023 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$246,113	12.81%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$236,731	12.34%	$153,475	8.00%	$201,435	10.50%	$191,843	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$224,990	11.71%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$215,608	11.24%	$115,106	6.00%	$163,067	8.50%	$153,475	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$224,990	11.71%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$215,608	11.24%	$86,329	4.50%	$134,290	7.00%	$124,698	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$224,990	8.31%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$215,608	7.98%	$108,123	4.00%	N/A	N/A	$135,154	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2022 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$239,478	12.57%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$230,560	12.10%	$152,414	8.00%	$200,044	10.50%	$190,518	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$219,820	11.54%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	11.07%	$114,311	6.00%	$161,940	8.50%	$152,414	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$219,820	11.54%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	11.07%	$85,733	4.50%	$133,363	7.00%	$123,837	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$219,820	8.23%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	7.91%	$106,616	4.00%	N/A	N/A	$133,270	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At March 31, 2023, the Bank could, without prior approval, declare dividends of approximately $46.6 million.

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

	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT	2023	2022	2022	2022	2022
Net interest income (GAAP)	$19,947	$20,871	$18,990	$17,641	$16,677
Fully taxable equivalent adjustment	98	112	112	103	99
Fully taxable equivalent net interest income (non-GAAP)	$20,045	$20,983	$19,102	$17,744	$16,776

Average interest-earning assets (GAAP)	$2,592,709	$2,550,834	$2,457,218	$2,395,704	$2,371,275

Net interest margin - fully taxable equivalent (non-GAAP)	3.14%	3.26%	3.08%	2.97%	2.87%

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

	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
EFFICIENCY RATIO	2023	2022	2022	2022	2022
Net interest income (GAAP)	$19,947	$20,871	$18,990	$17,641	$16,677
Fully taxable equivalent adjustment	98	112	112	103	99
Fully taxable equivalent net interest income (non-GAAP)	$20,045	$20,983	$19,102	$17,744	$16,776

Non-interest income (GAAP)	$5,423	$5,418	$5,036	$5,319	$5,663
Less: net (gains) losses on security transactions	—	—	—	—	—
Adjusted non-interest income (non-GAAP)	$5,423	$5,418	$5,036	$5,319	$5,663

Non-interest expense (GAAP)	$15,836	$15,693	$14,577	$14,342	$14,668
Less: amortization of intangible assets	—	—	—	(4)	(11)
Adjusted non-interest expense (non-GAAP)	$15,836	$15,693	$14,577	$14,338	$14,657

Efficiency ratio (unadjusted)	62.42%	59.69%	60.67%	62.47%	65.66%
Efficiency ratio (adjusted)	62.18%	59.44%	60.40%	62.17%	65.32%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
TANGIBLE EQUITY AND TANGIBLE ASSETS (PERIOD END)	2023	2022	2022	2022	2022
Total shareholders' equity (GAAP)	$177,341	$166,388	$155,518	$174,690	$185,510
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,828)
Tangible equity (non-GAAP)	$155,517	$144,564	$133,694	$152,866	$163,682

Total assets (GAAP)	$2,654,183	$2,645,553	$2,551,418	$2,449,911	$2,474,895
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,828)
Tangible assets (non-GAAP)	$2,632,359	$2,623,729	$2,529,594	$2,428,087	$2,453,067

Total equity to total assets at end of period (GAAP)	6.68%	6.29%	6.10%	7.13%	7.49%
Book value per share (GAAP)	$37.53	$35.32	$33.14	$37.24	$39.56

Tangible equity to tangible assets at end of period (non-GAAP)	5.91%	5.51%	5.29%	6.30%	6.67%
Tangible book value per share (non-GAAP)	$32.91	$30.69	$28.49	$32.59	$34.91

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

	As of or for the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
TANGIBLE EQUITY (AVERAGE)	2023	2022	2022	2022	2022
Total average shareholders' equity (GAAP)	$173,786	$160,740	$180,644	$178,207	$203,613
Less: average intangible assets	(21,824)	(21,824)	(21,824)	(21,825)	(21,835)
Average tangible equity (non-GAAP)	$151,962	$138,916	$158,820	$156,382	$181,778

Return on average equity (GAAP)	16.97%	18.36%	14.17%	18.06%	13.68%
Return on average tangible equity (non-GAAP)	19.40%	21.25%	16.12%	20.58%	15.32%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
NON-GAAP NET INCOME	2023	2022	2022	2022	2022
Reported net income (GAAP)	$7,270	$7,439	$6,453	$8,024	$6,867
Net (gains) losses on security transactions (net of tax)	—	—	—	—	—
Non- GAAP net income	$7,270	$7,439	$6,453	$8,024	$6,867

Average basic and diluted shares outstanding	4,721	4,698	4,692	4,690	4,689

Reported basic and diluted earnings per share (GAAP)	$1.54	$1.58	$1.37	$1.72	$1.46
Reported return on average assets (GAAP)	1.12%	1.15%	1.02%	1.32%	1.14%
Reported return on average equity (GAAP)	16.97%	18.36%	14.17%	18.06%	13.68%

Non-GAAP basic and diluted earnings per share	$1.54	$1.58	$1.37	$1.72	$1.46
Non-GAAP return on average assets	1.12%	1.15%	1.02%	1.32%	1.14%
Non-GAAP return on average equity	16.97%	18.36%	14.17%	18.06%	13.68%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At March 31, 2023, it is estimated that an immediate 100-basis point decrease in interest rates would positively impact the next 12 months net interest income by 3.27% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 2.32%. Both are within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. At March 31, 2023, it is estimated that an immediate 100-basis point decrease in interest rates would positively impact the market value of the Corporation’s capital account by 4.18%. An immediate 200-basis point increase in interest rates would negatively impact the market value by 1.56%. Both are within the Corporation's policy guidelines.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management.

Credit Risk

The Corporation manages credit risk consistent with state and federal laws governing the making of loans through written policies and procedures; loan review to identify loan problems at the earliest possible time; collection procedures (continued even after a loan is charged off); an adequate allowance for credit losses; and continuing education and training to ensure lending expertise. Diversification by loan product is maintained through offering commercial loans, 1-4 family mortgages, and a full range of consumer loans.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2023 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2023.

Effective January 1, 2023, the Corporation adopted ASU 2016-13, Topic 326, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Corporation designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. Other than as described above, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of March 31, 2023.

ITEM 1A.    RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represent a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock.
Recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These recent events and developments have, and could continue to, adversely impact the market price and volatility of our common stock. These recent events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our businesses. The cost of resolving the recent failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2023	—	—	—	200,816
February 1 - February 28, 2023	—	—	—	200,816
March 1 - March 31, 2023	—	—	—	200,816
Quarter ended March 31, 2023	—	$—	—	200,816
(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of March 31, 2023 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

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

CHEMUNG FINANCIAL CORPORATION

DATED: May 12, 2023	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: May 12, 2023	By: /s/ Karl F. Krebs
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