Form 10-Q
period 2023-06-30
CHEMUNG FINANCIAL CORP
filed 2023-08-10
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2023

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
Yes: ☐ No: ☒
The number of shares of the registrant's common stock, $.01 par value, outstanding on August 1, 2023 was 4,719,816.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany, Saratoga, and Schenectady.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.

Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprises	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.
RWA	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
TDR	Prior to the adoption of ASU 2022-02 on January 1, 2023, a TDR was deemed to occur when the Corporation modified the original terms of a loan agreement by granting a concession to a borrower that was experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from financial institutions	$25,499	$29,309
Interest-earning deposits in other financial institutions	28,727	26,560
Total cash and cash equivalents	54,226	55,869

Equity investments, at estimated fair value	2,841	2,830
Securities available for sale, at estimated fair value (amortized cost of $700,253, net of allowance for credit losses of $0 at June 30, 2023; and amortized cost of $729,198, net of allowance for credit losses on securities of $0 at December 31, 2022)	604,313	632,589
Securities held to maturity, estimated fair value of $1,778 at June 30, 2023 and $2,402 at December 31, 2022 (net of allowance for credit losses of $0 at June 30, 2023)	1,804	2,424
FHLBNY and FRBNY Stock, at cost	6,328	8,197

Loans, net of deferred loan fees	1,893,906	1,829,448
Allowance for credit losses (1)	(20,172)	(19,659)
Loans, net	1,873,734	1,809,789

Loans held for sale	785	—
Premises and equipment, net	15,496	16,113
Operating lease right-of-use assets	6,050	6,449
Goodwill	21,824	21,824
Bank-owned life insurance	2,892	2,871
Interest rate swap assets	26,450	27,141
Accrued interest receivable and other assets	57,930	59,457

Total assets	$2,674,673	$2,645,553

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$671,643	$733,329
Interest-bearing	1,718,551	1,593,898
Total deposits	2,390,194	2,327,227

FHLBNY overnight advances	50,760	95,810
Long term finance lease obligation	3,189	3,327
Operating lease liabilities	6,228	6,620
Dividends payable	1,462	1,455
Interest rate swap liabilities	26,450	27,196
Accrued interest payable and other liabilities	18,964	17,530
Total liabilities	2,497,247	2,479,165

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2023 and December 31, 2022	53	53
Additional paid-in capital	47,740	47,331
Retained earnings	221,412	211,859
Treasury stock, at cost; 594,344 shares at June 30, 2023 and 615,448 shares at December 31, 2022	(17,033)	(17,598)
Accumulated other comprehensive loss	(74,746)	(75,257)
Total shareholders' equity	177,426	166,388

Total liabilities and shareholders' equity	$2,674,673	$2,645,553
(1)Effective January 1, 2023, the allowance calculation is based upon Current Expected Credit loss methodology. Prior to January 1, 2023, the allowance calculation was based upon incurred loss methodology. Refer to Note 1 for further discussion.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$23,791	$15,390	$46,080	$29,871
Taxable securities	3,630	2,863	7,213	5,551
Tax exempt securities	259	268	520	538
Interest-earning deposits	116	17	213	36
Total interest and dividend income	27,796	18,538	54,026	35,996
Interest expense:
Deposits	8,469	769	13,856	1,517
Borrowed funds	732	128	1,628	161
Total interest expense	9,201	897	15,484	1,678
Net interest income	18,595	17,641	38,542	34,318
Provision (credit) for credit losses (1)	236	(1,744)	513	(2,889)
Net interest income after provision for credit losses	18,359	19,385	38,029	37,207

Non-interest income:
WMG fee income	2,603	2,628	5,183	5,385
Service charges on deposit accounts	959	936	1,900	1,800
Interchange revenue from debit card transactions	1,194	1,206	2,327	2,336
Changes in fair value of equity investments	(103)	(242)	(31)	(355)
Net gains on sales of loans held for sale	18	25	23	99
Net gains on sales of other real estate owned	14	46	14	46
Income from bank-owned life insurance	11	11	21	22
Other	751	709	1,433	1,649
Total non-interest income	5,447	5,319	10,870	10,982

Non-interest expenses:
Salaries and wages	6,704	6,056	13,487	12,279
Pension and other employee benefits	1,808	1,937	3,488	3,655
Other components of net periodic pension and postretirement benefits	(174)	(403)	(348)	(811)
Net occupancy	1,440	1,369	2,905	2,796
Furniture and equipment	461	410	879	847
Data processing	2,473	2,468	4,854	4,655
Professional services	602	664	1,042	1,185
Amortization of intangible assets	—	4	—	15
Marketing and advertising	170	184	502	460
Other real estate owned	1	8	39	(29)
FDIC insurance	586	284	1,083	598
Loan expense	308	176	540	391
Other	1,534	1,185	3,278	2,969
Total non-interest expenses	15,913	14,342	31,749	29,010
Income before income tax expense	7,893	10,362	17,150	19,179
Income tax expense	1,613	2,338	3,600	4,288
Net income	$6,280	$8,024	$13,550	$14,891

Weighted average shares outstanding	4,729	4,690	4,725	4,690
Basic and diluted earnings per share	$1.33	$1.72	$2.87	$3.18

(1)Effective January 1, 2023, the allowance calculation is based upon Current Expected Credit loss methodology. Prior to January 1, 2023, the allowance calculation was based upon incurred loss methodology. Refer to Note 1 for further discussion.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$6,280	$8,024	$13,550	$14,891
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(7,156)	(24,050)	669	(66,165)
Tax effect	(1,874)	(6,303)	176	(17,331)
Net of tax amount	(5,282)	(17,747)	493	(48,834)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of net actuarial loss	12	11	24	25
Total before tax effect	12	11	24	25
Tax effect	3	4	6	6
Net of tax amount	9	7	18	19

Total other comprehensive income (loss)	(5,273)	(17,740)	511	(48,815)

Comprehensive income (loss)	$1,007	$(9,716)	$14,061	$(33,924)
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2022	$53	$46,880	$194,295	$(18,113)	$(37,605)	$185,510
Net income	—	—	8,024	—	—	8,024
Other comprehensive loss	—	—	—	—	(17,740)	(17,740)
Restricted stock awards	—	154	—	—	—	154
Restricted stock units for directors' deferred compensation plan	—	95	—	—	—	95
Cash dividends declared ($0.31 per share)	—	—	(1,449)	—	—	(1,449)
Sale of 2,137 shares of treasury stock (a)	—	37	—	61	—	98
Forfeiture of 681 shares of restricted stock awards	—	30	—	(32)	—	(2)
Balances at June 30, 2022	$53	$47,196	$200,870	$(18,084)	$(55,345)	$174,690

Balances at March 31, 2023	$53	$47,387	$216,594	$(17,219)	$(69,473)	$177,342
Net income	—	—	6,280	—	—	6,280
Other comprehensive income	—	—	—	—	(5,273)	(5,273)
Restricted stock awards	—	285	—	—	—	285
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Cash dividends declared ($0.31 per share)	—	—	(1,462)	—	—	(1,462)
Sale of 6,955 shares of treasury stock (a)	—	52	—	198	—	250
Forfeiture of 326 shares of restricted stock awards	—	11	—	(12)	—	(1)
Balances at June 30, 2023	$53	$47,740	$221,412	$(17,033)	$(74,746)	$177,426
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2022	$53	$46,901	$188,877	$(17,846)	$(6,530)	$211,455
Net income	—	—	14,891	—	—	14,891
Other comprehensive loss	—	—	—	—	(48,815)	(48,815)
Restricted stock awards	—	333	—	—	—	333
Restricted stock units for directors' deferred compensation plan	—	100	—	—	—	100
Distribution of 3,985 shares of treasury stock grants for employee restricted stock awards	—	(112)	—	112	—	—
Cash dividends declared ($0.62 per share)	—	—	(2,898)	—	—	(2,898)
Distribution of 8,575 shares of treasury stock for directors' compensation	—	(139)	—	244	—	105
Repurchase of 15,388 shares of common stock	—	—	—	(695)	—	(695)
Sale of 4,682 shares of treasury stock (a)	—	83	—	133	—	216
Forfeiture of 681 shares of restricted stock awards	—	30	—	(32)	—	(2)
Balances at June 30, 2022	$53	$47,196	$200,870	$(18,084)	$(55,345)	$174,690

Balances at January 1, 2023	$53	$47,331	$211,859	$(17,598)	$(75,257)	$166,388
Cumulative effect of accounting change (b)			(1,076)			(1,076)
Balances at January 1, 2023, as adjusted	53	47,331	210,783	(17,598)	(75,257)	165,312
Net income	—	—	13,550	—	—	13,550
Other comprehensive loss	—	—	—	—	511	511
Restricted stock awards	—	548	—	—	—	548
Restricted stock units for directors' deferred compensation plan	—	10	—	—	—	10
Distribution of 4,577 shares of treasury stock grants for employee restricted stock awards	—	(131)	—	131	—	—
Cash dividends declared ($0.62 per share)	—	—	(2,921)	—	—	(2,921)
Distribution of 8,492 shares of treasury stock for directors' compensation	—	(147)	—	243	—	96
Repurchase of 2,148 shares of common stock	—	—	—	(98)	—	(98)
Sale of 10,509 shares of treasury stock (a)	—	118	—	301	—	419
Forfeiture of 326 shares of restricted stock awards	—	11	—	(12)	—	(1)
Balances at June 30, 2023	$53	$47,740	$221,412	$(17,033)	$(74,746)	$177,426

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Due to implementation of ASC 326. See "Adoption of New Accounting Standards" discussion in Note 1.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2023	2022
Net income	$13,550	$14,891
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (increase in) of right-of-use assets	399	393
Amortization of intangible assets	—	15
Provision (credit) for credit losses (1)	513	(2,889)
Loss on disposal of fixed assets	3	20
Depreciation and amortization of fixed assets	1,060	1,147
Amortization of premiums on securities, net	1,270	2,172
Gain on sales of loans held for sale, net	(23)	(99)
Proceeds from sales of loans held for sale	1,318	5,575
Loans originated and held for sale	(2,080)	(5,080)
Net gains on sale of other real estate owned	(14)	(46)
Write-downs on other real estate owned	(3)	—
Net change in fair value of equity investments	31	355
Proceeds from sales of trading assets	39	37
Purchase of equity investments	(81)	(178)
Decrease (Increase) in other assets and accrued interest receivable	1,317	(8,656)
Increase in accrued interest payable	1,964	25
Expense related to restricted stock units for directors' deferred compensation plan	10	100
Expense related to employee restricted stock awards	548	333
Increases in (payments on) operating leases	(392)	(380)
Net (gain) loss on interest rate swaps	(55)	(199)
(Decrease) increase in other liabilities	(1,488)	10,371
Income from bank owned life insurance	(21)	(22)
Net cash provided by operating activities	17,865	17,885
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	30,883	53,412
Proceeds from maturities and principal collected on securities held to maturity	619	842
Purchases of securities available for sale	(3,207)	(22,713)
Purchase of FHLBNY and FRBNY stock	(29,969)	(13,096)
Redemption of FHLBNY and FRBNY stock	31,838	11,417
Proceeds from sales of fixed assets	—	125
Purchases of premises and equipment	(446)	(135)
Proceeds from sale of other real estate owned	154	159
Net increase in loans	(64,566)	(100,256)
Net cash used in investing activities	(34,694)	(70,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	(80,135)	(59,925)
Increase in time deposits	143,102	87,283
Net change in FHLB overnight advances	(45,050)	31,300
Payments made on finance leases	(138)	(133)
Purchase of treasury stock	(98)	(695)
Sale of treasury stock	419	216
Cash dividends paid	(2,914)	(2,899)
Net cash provided by financing activities	15,186	55,147
Net (decrease) increase in cash and cash equivalents	(1,643)	2,787
Cash and cash equivalents, beginning of period	55,869	26,981
Cash and cash equivalents, end of period	$54,226	$29,768

(1)Effective January 1, 2023, the allowance calculation is based upon Current Expected Credit loss methodology. Prior to January 1, 2023, the allowance calculation was based upon incurred loss methodology. Refer to Note 1 for further discussion.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2023	2022
Cash paid for:
Interest	$13,520	$1,653
Income taxes	4,056	2,545

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	108	292
Dividends declared, not yet paid	1,462	1,449
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

Accounting Standards Pending Adoption
None.

Risks and Uncertainties

Current Banking Environment
Industry events transpiring prior to the Corporation’s filing date, continue to present challenges to the banking sector. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. The Corporation believes the sources of liquidity presented in these Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements are sufficient to meet its needs as of the balance sheet date.
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
For further discussion of the Corporation's liquidity practices, see pages 73-75 of this Form 10-Q.

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

Earnings per share were computed by dividing net income by 4,729 and 4,690 weighted average shares outstanding for the three month periods ended June 30, 2023 and 2022, respectively. Earnings per share were computed by dividing net income by 4,725 and 4,690 weighted average shares outstanding for the six month periods ended June 30, 2023 and 2022, respectively. There were no common stock equivalents during the three and six month periods ended June 30, 2023 or 2022.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$62,156	$—	$5,959	$—	$56,197
Mortgage-backed securities, residential	497,995	—	80,630	—	417,365
Obligations of states and political subdivisions	39,568	1	985	—	38,584
Corporate bonds and notes	25,750	—	5,879	—	19,871
SBA loan pools	74,784	112	2,600	—	72,296
Total	$700,253	$113	$96,053	$—	$604,313

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$61,800	$—	$6,225	$55,574
Mortgage-backed securities, residential	518,838	—	83,707	435,131
Obligations of states and political subdivisions	39,828	2	938	38,892
Corporate bonds and notes	25,750	—	3,780	21,970
SBA loan pools	82,982	155	2,116	81,022
Total	$729,198	$157	$96,766	$632,589

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	June 30, 2023
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$824	$—	$—	$—	$824
Time deposits with other financial institutions	980	—	26	—	954
Total	$1,804	$—	$26	$—	$1,778

	December 31, 2022
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$952	$—	$—	$952
Time deposits with other financial institutions	1,472	—	22	1,450
Total	$2,424	$—	$22	$2,402

The amortized cost and estimated fair value of debt securities are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	June 30, 2023
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$5,804	$5,732	$284	$283
After one, but within five years	103,670	94,774	880	855
After five, but within ten years	17,531	13,698	640	640
After ten years	469	448	—	—
	127,474	114,652	1,804	1,778
Mortgage-backed securities, residential	497,995	417,365	—	—
SBA loan pools	74,784	72,296	—	—
Total	$700,253	$604,313	$1,804	$1,778

There were no proceeds from sales and calls of securities resulting in gains or losses for the six month periods ended June 30, 2023 and 2022.

The following tables summarize the investment securities available for sale with unrealized losses at June 30, 2023 and December 31, 2022 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$1,920	$19	$54,277	$5,940	$56,197	$5,959
Mortgage-backed securities, residential	6,705	616	410,660	80,014	417,365	80,630
Obligations of states and political subdivisions	25,467	485	13,006	500	38,473	985
Corporate bonds and notes	6,939	3,061	12,932	2,818	19,871	5,879
SBA loan pools	8,249	24	53,991	2,576	62,240	2,600
Total temporarily impaired securities	$49,280	$4,205	$544,866	$91,848	$594,146	$96,053

	Less than 12 months		12 months or longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$1,011	$30	$54,563	$6,195	$55,574	$6,225
Mortgage-backed securities, residential	79,891	7,621	355,240	76,086	435,131	83,707
Obligations of states and political subdivisions	37,847	938	—	—	37,847	938
Corporate bonds and notes	4,515	485	7,455	3,295	11,970	3,780
SBA loan pools	14,333	925	51,123	1,191	65,456	2,116
Total temporarily impaired securities	$137,597	$9,999	$468,381	$86,767	$605,978	$96,766

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying material unrealized losses as of June 30, 2023.

Obligations of U.S. Governmental agencies and sponsored enterprises:
At June 30, 2023, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Declines in fair value are attributable to changes in interest rates and illiquidity, not credit quality. The Corporation does not have the intent, and it is not likely to be required to, sell these securities prior to their anticipated recovery. Because the Corporation considers these obligations to carry zero loss estimates, no ACL has been recorded as of June 30, 2023.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviewed the collectability of these securities, taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. Therefore, the Corporation considers the potential credit risk of the issuers to be immaterial, and has not allocated an ACL on its corporate bonds and notes portfolio as of June 30, 2023.

NOTE 4        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Commercial and agricultural:
Commercial and industrial	$253,501	$252,044
Agricultural	305	249
Commercial mortgages:
Construction	124,942	108,243
Commercial mortgages, other	923,585	888,670
Residential mortgages	285,084	285,672
Consumer loans:
Home equity lines and loans	85,283	81,401
Indirect consumer loans	210,532	202,124
Direct consumer loans	10,674	11,045
Total loans, net of deferred loan fees and costs	1,893,906	1,829,448
Allowance for credit losses	(20,172)	(19,659)
Loans, net	$1,873,734	$1,809,789

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

Accrued interest receivable on loans amounted to $6.6 million at June 30, 2023 and $6.5 million at December 31, 2022. Accrued interest receivable on loans is included in the "accrued interest receivable and other assets" line item on the Corporation's Consolidated Balance Sheets, and is excluded from the estimate of credit losses.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three month period ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023
Allowance for credit losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, April 1, 2023	$4,053	$10,983	$1,892	$3,147	$20,075
Charge-offs	(9)	—	—	(242)	(251)
Recoveries	3	1	—	101	105
Net recoveries (charge-offs)	(6)	1	—	(141)	(146)
Provision (1)	74	10	13	146	243
Ending balance, June 30, 2023	$4,121	$10,994	$1,905	$3,152	$20,172
(1) Additional credit provision related to off-balance sheet exposure was $7 thousand for the three months ended June 30, 2023.

Refer to Note 1-Summary of Significant Accounting Policies in our Annual report on Form 10-K for the fiscal year ended December 31, 2022, for the allowance for loan losses policy effective prior to the adoption of ASC 326-Financial Instruments-Credit Losses, as of December 31, 2022.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month period ended June 30, 2022 (in thousands):

	Three Months Ended June 30, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, April 1, 2022	$3,485	$12,963	$1,606	$1,874	$19,928
Charge-offs	(16)	(687)	—	(128)	(831)
Recoveries	23	1	—	108	132
Net recoveries (charge-offs)	7	(686)	—	(20)	(699)
Provision	72	(1,963)	108	39	(1,744)
Ending balance, June 30, 2022	$3,564	$10,314	$1,714	$1,893	$17,485

The following table presents the activity in the allowance for credit losses by portfolio segment for the six month period ended June 30, 2023 (in thousands):

	Six Months Ended June 30, 2023
Allowance for credit losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2023	$3,373	$11,576	$1,845	$2,865	$19,659
Cumulative effect adjustment for the adoption of ASC 326	909	(695)	(16)	176	374
Beginning balance after cumulative effect adjustment, January 1, 2023	4,282	10,881	1,829	3,041	20,033
Charge-offs	(199)	—	—	(437)	(636)
Recoveries	8	1	—	212	221
Net recoveries (charge-offs)	(191)	1	—	(225)	(415)
Provision (1)	30	112	76	336	554
Ending balance, June 30, 2023	$4,121	$10,994	$1,905	$3,152	$20,172

(1) Additional credit provision related to off-balance sheet exposure was $41 thousand for the six months ended June 30, 2023.

The following table presents the activity in the allowance for loan losses by portfolio segment for the six month period ended June 30, 2022 (in thousands):

	Six Months Ended June 30, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2022	$3,591	$13,556	$1,803	$2,075	$21,025
Charge-offs	(20)	(687)	—	(322)	(1,029)
Recoveries	30	2	—	346	378
Net recoveries (charge-offs)	10	(685)	—	24	(651)
Provision	(37)	(2,557)	(89)	(206)	(2,889)
Ending balance, June 30, 2022	$3,564	$10,314	$1,714	$1,893	$17,485

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

The following table presents the activity in the allowance for credit losses on unfunded commitments for the three month periods ended June 30, 2023 and 2022:

	For the Three Months Ended
Allowance for credit losses on unfunded commitments	June 30, 2023	June 30, 2022
Beginning balance	$1,048	$—
Impact of ASC 326 adoption	—	—
Provision for unfunded commitments	(7)	—
Ending balance	$1,041	$—

The following table presents the provision for credit losses on loans and unfunded commitments for the three month period ended June 30, 2023, based upon the current expected credit loss methodology, and the provision for loan losses on loans for the three month period ended June 30, 2022, based upon the incurred loss methodology:

	For the Three Months Ended
Provision for credit losses	June 30, 2023	June 30, 2022
Provision for credit losses on loans	$243	$(1,744)
Provision for unfunded commitments	(7)	—
Total provision (credit) for credit losses	$236	$(1,744)

The following table presents the activity in the allowance for credit losses on unfunded commitments for the six month periods ended June 30, 2023 and 2022:

	For the Six Months Ended
Allowance for credit losses on unfunded commitments	June 30, 2023	June 30, 2022
Beginning balance	$—	$—
Impact of ASC 326 adoption	1,082	—
Provision for unfunded commitments	(41)	—
Ending balance	$1,041	$—
The following table presents the provision for credit losses on loans and unfunded commitments for the six month period ended June 30, 2023, based upon the current expected credit loss methodology, and the provision for loan losses on loans for the six month period ended June 30, 2022, based upon the incurred loss methodology:

	For the Six Months Ended
Provision for credit losses	June 30, 2023	June 30, 2022
Provision for credit losses on loans	$554	$(2,889)
Provision for unfunded commitments	(41)	—
Total provision (credit) for credit losses	$513	$(2,889)

The following tables present the balance in the allowance for credit losses and allowance for loan losses, and the amortized cost basis in loans by portfolio segment, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
Allowance for credit losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$996	$33	$—	$61	$1,090
Collectively analyzed	3,125	10,961	1,905	3,091	19,082
Total ending allowance balance	$4,121	$10,994	$1,905	$3,152	$20,172

	December 31, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,078	$38	$—	$31	$1,147
Collectively evaluated for impairment	2,295	11,538	1,845	2,834	18,512
Total ending allowance balance	$3,373	$11,576	$1,845	$2,865	$19,659

	June 30, 2023
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually analyzed	$1,714	$3,964	$—	$259	$5,937
Loans collectively analyzed	252,092	1,044,563	285,084	306,230	1,887,969
Total ending loans balance	$253,806	$1,048,527	$285,084	$306,489	$1,893,906

	December 31, 2022
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,112	$4,383	$723	$264	$7,482
Loans collectively evaluated for impairment	250,181	992,530	284,949	294,306	1,821,966
Total ending loans balance	$252,293	$996,913	$285,672	$294,570	$1,829,448

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

The following tables summarize the amortized cost basis of loans modified during the three and six month periods ended June 30, 2023:

	Three Months Ended June 30, 2023
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial mortgages, other	$—	$—	$—	$1,920	$—	$1,920	0.21%
Total	$—	$—	$—	$1,920	$—	$1,920
(1) Represents the amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	Six Months Ended June 30, 2023
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial mortgages, other	$—	$—	$275	$1,920	$—	$2,195	0.24%
Total	$—	$—	$275	$1,920	$—	$2,195

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the six month period ended June 30, 2023:

	Six Months Ended June 30, 2023
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)
Commercial mortgages, other	$—	—%	60

There was one loan, with an amortized basis of $1.9 million, classified as a commercial mortgage, other, to a borrower experiencing financial difficulty which was modified during the three months ended June 30, 2023. The modification granted was in the form of a four month payment delay, during which the borrower was making interest-only payments. The delay did not result in a principal reduction, reduction in interest rate, or an extension of term, and the note balloons at maturity.

There were no loans modified to borrowers experiencing financial difficulty during the prior twelve months that experienced payment default during the three and six month periods ended June 30, 2023.

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
As of June 30, 2023, the amortized cost basis of individually analyzed loans amounted to $5.9 million, of which $5.1 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of June 30, 2023 (in thousands):

	June 30, 2023
	Amortized Cost Basis	Related Allowance
Commercial and agricultural:
Commercial and industrial (1) (3)	$570	$156
Commercial mortgages:
Commercial mortgages, other (1)	4,267	33
Consumer loans:
Home equity lines and loans (2)	259	61
Total	$5,096	$250
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

The following tables present the average amortized cost basis and interest income recognized on loans individually evaluated, by class of loans, for the three and six month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
With no related allowance recorded:	Average Amortized Cost Basis	Interest Income Recognized (1)	Average Amortized Cost Basis	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$516	$—	$765	$—
Commercial mortgages:
Construction	—	—	105	1
Commercial mortgages, other	3,992	8	4,086	7
Residential mortgages	358	—	909	11
Consumer loans:
Home equity lines & loans	178	—	157	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,230	2	1,369	3
Commercial mortgages:
Commercial mortgages, other	34	—	1,326	—
Consumer loans:
Home equity lines and loans	78	3	139	—
Total	$6,386	$13	$8,856	$22
(1)Cash basis interest income approximates interest income recognized.

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
With no related allowance recorded:	Average Amortized Cost Basis	Interest Income Recognized (1)	Average Amortized Cost Basis	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$686	$—	$825	$3
Commercial mortgages:
Construction	2	—	113	2
Commercial mortgages, other	4,138	14	4,149	14
Residential mortgages	479	—	895	22
Consumer loans:
Home equity lines & loans	165	—	161	2
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,183	4	1,405	5
Commercial mortgages:
Commercial mortgages, other	35	—	2,065	21
Consumer loans:
Home equity lines and loans	63	3	141	—
Total	$6,751	$21	$9,754	$69
(1)Cash basis interest income approximates interest income recognized.

The following table presents the amortized cost basis in non-accrual, loans past due 90 days or more and still accruing, and the amortized basis of non-accrual loans with no associated allocation in the allowance for credit losses related to non-accrual loans, by class of loan as of June 30, 2023 and December 31, 2022 (in thousands):

	Non-accrual with no allowance for credit losses	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	June 30, 2023	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Commercial and agricultural:
Commercial and industrial	$303	1,565	1,946	$—	$1
Commercial mortgages:
Construction	—	—	5	—	—
Commercial mortgages, other	3,500	3,534	3,928	—	—
Residential mortgages	926	926	986	—	—
Consumer loans:
Home equity lines and loans	749	749	760	—	—
Indirect consumer loans	527	527	540	—	—
Direct consumer loans	3	3	13	—	—
Total	$6,008	$7,304	$8,178	$—	$1

The following tables present the aging of the amortized cost basis of loans as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$526	$455	$—	$981	$252,520	$253,501
Agricultural	—	—	—	—	305	305
Commercial mortgages:
Construction	2,163	2,244	—	4,407	120,535	124,942
Commercial mortgages, other	340	—	256	596	922,989	923,585
Residential mortgages	1,463	482	362	2,307	282,777	285,084
Consumer loans:
Home equity lines and loans	9	—	545	554	84,729	85,283
Indirect consumer loans	1,242	374	217	1,833	208,699	210,532
Direct consumer loans	11	11	3	25	10,649	10,674
Total	$5,754	$3,566	$1,383	$10,703	$1,883,203	$1,893,906

	December 31, 2022
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$74	$3	$1	$78	$251,966	$252,044
Agricultural	—	—	—	—	249	249
Commercial mortgages:
Construction	—	—	—	—	108,243	108,243
Commercial mortgages, other	1,058	—	486	1,544	887,126	888,670
Residential mortgages	1,360	709	294	2,363	283,309	285,672
Consumer loans:
Home equity lines and loans	193	121	442	756	80,645	81,401
Indirect consumer loans	1,397	193	250	1,840	200,284	202,124
Direct consumer loans	2	19	1	22	11,023	11,045
Total	$4,084	$1,045	$1,474	$6,603	$1,822,845	$1,829,448

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

For retail loans, which include residential mortgages, indirect and direct consumer loans, and home equity lines and loans, once a loan is properly approved and closed, the Corporation evaluates credit quality based upon loan repayment. Retail loans are not rated until they become 90 days past due.

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

Based on the analyses performed as of June 30, 2023, the risk category of the amortized cost basis of loans by class of loans and vintage, as well as the gross charge-offs by loan class and vintage for the period, are as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
Commercial & industrial
Pass	$24,636	$41,406	$19,345	$12,963	$36,855	$11,242	$88,858	$—	$235,305
Special mention	296	98	328	—	3	448	4,282	9,040	14,495
Substandard	—	32	875	384	26	345	627	570	2,859
Doubtful	—	—	—	—	—	841	1	—	842
Total	24,932	41,536	20,548	13,347	36,884	12,876	93,768	9,610	253,501
Gross charge-offs	—	—	—	—	9	190	—	—	199

Agricultural
Pass	—	17	163	—	—	—	125	—	305
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	17	163	—	—	—	125	—	305
Gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Pass	5,211	2,721	1,975	—	31	1,196	111,388	—	122,522
Special mention	—	176	—	—	—	—	—	—	176
Substandard	—	—	—	—	2,244	—	—	—	2,244
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,211	2,897	1,975	—	2,275	1,196	111,388	—	124,942
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial mortgages
Pass	53,923	214,143	127,609	96,993	40,067	173,743	188,483	—	894,961
Special mention	—	2,553	8,733	1,023	—	3,776	—	6,070	22,155
Substandard	275	1,160	—	—	—	4,474	97	430	6,436
Doubtful	—	—	—	—	—	33	—	—	33
Total	54,198	217,856	136,342	98,016	40,067	182,026	188,580	6,500	923,585
Gross charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Not rated	9,067	52,157	51,736	72,741	16,111	50,205	32,141	—	284,158
Substandard	—	107	63	—	177	579	—	—	926
Total	9,067	52,264	51,799	72,741	16,288	50,784	32,141	—	285,084
Gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity lines and loans
Not rated	7,901	18,052	6,291	3,464	3,097	11,995	33,734	—	84,534
Substandard	—	76	—	—	—	419	254	—	749
Total	7,901	18,128	6,291	3,464	3,097	12,414	33,988	—	85,283
Gross charge-offs	—	—	—	—	—	—	9	—	9

Indirect consumer
Not rated	42,931	114,337	28,762	12,270	6,143	5,562	—	—	210,005
Substandard	13	159	131	58	52	114	—	—	527
Total	42,944	114,496	28,893	12,328	6,195	5,676	—	—	210,532
Gross charge-offs	12	155	73	65	16	40	—	—	361

Direct consumer
Not rated	1,854	3,529	1,130	499	184	414	3,061	—	10,671
Substandard	—	—	—	—	—	3	—	—	3
Total	1,854	3,529	1,130	499	184	417	3,061	—	10,674
Gross charge-offs	—	8	1	4	—	54	—	—	67

Total loans	$146,107	$450,723	$247,141	$200,395	$104,990	$265,389	$463,051	$16,110	$1,893,906

Total gross charge-offs	$12	$163	$74	$69	$25	$284	$9	$—	$636

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

For residential and consumer loan classes, the Corporation also evaluated credit quality based on the aging status of the loan, which was presented by payment activity. The following table presents the amortized cost basis in residential and consumer loans based on payment activity as of June 30, 2023 (in thousands):

	Consumer Loans
June 30, 2023	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$284,158	$84,534	$210,005	$10,671
Non-Performing	926	749	527	3
Total	$285,084	$85,283	$210,532	$10,674

Prior to the adoption of ASC 326-Financial Instruments-Credit Losses, the Corporation also evaluated credit quality based on the aging status of the loan, which was presented, by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2022 (in thousands):

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

OREO: Assets acquired through or in lieu of loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2023 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$56,197	$56,197	$—	$—
Mortgage-backed securities, residential	417,365	—	417,365	—
Obligations of states and political subdivisions	38,584	—	38,584	—
Corporate bonds and notes	19,871	—	11,278	8,593
SBA loan pools	72,296	—	72,296	—
Total available for sale securities	$604,313	$56,197	$539,523	$8,593

Equity investments, at fair value	$2,348	$2,348	$—	$—
Derivative assets	26,450	—	26,450	—

Financial Liabilities:
Derivative liabilities	$26,450	$—	$26,450	$—

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2023.

		Fair Value Measurement at December 31, 2022 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$55,574	$55,574	$—	$—
Mortgage-backed securities, residential	435,131	—	435,131	—
Obligations of states and political subdivisions	38,892	—	38,892	—
Corporate bonds and notes	21,970	—	21,970	—
SBA loan pools	81,022	—	81,022	—
Total available for sale securities	$632,589	$55,574	$577,015	$—

Equity investments, at fair value	$2,246	$2,246	$—	$—
Derivative assets	27,141	—	27,141	—

Financial Liabilities:
Derivative liabilities	$27,196	$—	$27,196	$—
There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2022.

The Corporation transfers assets and liabilities between levels within the hierarchy when the methodology to obtain the fair value changes such that there are either more or fewer unobservable inputs as of the end of the reporting period. The Corporation transferred its investment in eight corporate sub-debt issuances from Level 2 to Level 3 in the six month period ended June 30, 2023. Illiquidity in new issuances of comparable bonds and the size of issuances led to pricing difficulties, and the transfer to Level 3 within the period. The Corporation utilizes a "beginning of reporting period" timing assumption when recognizing transfers between hierarchy levels, consistent with ASC 820-10-50-2.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months and six months ended June 30, 2023 and June 30, 2022.

Corporate Bonds:	For the Three Months Ended
Level 3 Financial Assets	June 30, 2023	June 30, 2022
Balance of recurring Level 3 assets at April 1, 2023	$8,666	$—
Total gains and losses for the period:	—	—
Included in other comprehensive income	(73)	—
Transfer into Level 3	—	—
Balance of recurring Level 3 assets at June 30, 2023	$8,593	$—

Corporate Bonds:	For the Six Months Ended
Level 3 Financial Assets	June 30, 2023	June 30, 2022
Balance of recurring Level 3 assets at January 1, 2023	$—	$—
Total gains and losses for the period:	—	—
Included in other comprehensive income	(1,362)	—
Transfer into Level 3	9,955	—
Balance of recurring Level 3 assets at June 30, 2023	$8,593	$—

June 30, 2023	Fair Value	Valuation Techniques	Unobservable Input	Range (WA)
Corporate bonds and notes	$8,594	Discounted cash flow	Market discount rate	12.00% -12.00% [12.00%]

There were no financial assets measured on a recurring basis that were considered to be Level 3 fair value by the Corporation at December 31, 2022.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2023 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Individually Analyzed Loans:
Commercial and agricultural:
Commercial and industrial	$414	$—	$—	$414	$—
Total individually analyzed loans	$414	$—	$—	$414	$—

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2022 were considered to be immaterial to the presentation of the consolidated financial statements.

The following table presents information related to Level 3 non-recurring fair value measurement at June 30, 2023 (in thousands):

Description	Fair Value at June 30, 2023	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2023
Individually analyzed loans:
Commercial and agricultural:
Commercial and industrial	$414	Sales comparison	Discount to appraised value	10.00%-50.00% [14.57%]
Total	$414

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of other financial instruments, at June 30, 2023 and December 31, 2022, are as follows (in thousands):

	June 30, 2023
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$25,499	$25,499	$—	$—	$25,499
Interest-earning deposits in other financial institutions	28,727	28,727	—	—	28,727
Equity investments	2,841	2,841	—	—	2,841
Securities available for sale	604,313	56,197	539,523	8,593	604,313
Securities held to maturity	1,804	—	954	824	1,778
FHLBNY and FRBNY stock	6,328	—	—	—	N/A
Loans, net and loans held for sale	1,874,519	—	—	1,807,870	1,807,870
Accrued interest receivable	8,691	112	2,014	6,565	8,691
Derivative Assets	26,450	—	26,450	—	26,450
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,844,708	$1,844,708	$—	$—	$1,844,708
Time deposits	545,486	—	542,449	—	542,449
FHLBNY overnight advances	50,760	—	50,762	—	50,762
Accrued interest payable	2,828	79	2,749	—	2,828
Derivative Liabilities	26,450	—	26,450	—	26,450
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	December 31, 2022
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$29,309	$29,309	$—	$—	$29,309
Interest-earning deposits in other financial institutions	26,560	26,560	—	—	26,560
Equity investments	2,830	2,830	—	—	2,830
Securities available for sale	632,589	55,574	577,015	—	632,589
Securities held to maturity	2,424	—	1,450	952	2,402
FHLBNY and FRBNY stock	8,197	—	—	—	N/A
Loans, net and loans held for sale	1,809,789	—	—	1,757,171	1,757,171
Accrued interest receivable	8,682	132	2,002	6,548	8,682
Derivative Asset	27,141	—	27,141	—	27,141
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,924,843	$1,924,843	$—	$—	$1,924,843
Time deposits	402,384	—	403,572	—	403,572
FHLBNY overnight advances	95,810	—	95,819	—	95,819
Accrued interest payable	864	64	800	—	864
Derivative Liabilities	27,196	—	27,196	—	27,196
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of June 30, 2023, the weighted average remaining lease term was 8.24 years with a weighted average discount rate of 3.37%. Rent expense was $0.2 million for the three months ended June 30, 2023. Rent expense was $0.5 million for the six months ended June 30, 2023. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Operating lease right-of-use asset	$6,449	$7,234
Less: accumulated amortization	(399)	(785)
Less: lease termination	—	—
Add: new lease agreement and modifications	—	—
Operating lease right-of-use-assets, net	$6,050	$6,449

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of June 30, 2023 (in thousands):

Year	Amount
2023	$498
2024	924
2025	841
2026	845
2027	854
2028 and thereafter	3,169
Total minimum lease payments	7,131
Less: amount representing interest	(903)
Present value of net minimum lease payments	$6,228

As of June 30, 2023, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of June 30, 2023, the weighted average remaining lease term was 9.77 years with a weighted average discount rate of 3.41%. The Corporation has included these leases in premises and equipment as of June 30, 2023 and December 31, 2022 as follows (in thousands):

	June 30, 2023	December 31, 2022
Buildings	$5,572	$5,572
Less: accumulated depreciation	(2,706)	(2,540)
Net book value	$2,866	$3,032
The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of June 30, 2023 (in thousands):

Year	Amount
2023	$195
2024	391
2025	409
2026	425
2027	428
2028 and thereafter	1,988
Total minimum lease payments	3,836
Less: amount representing interest	(647)
Present value of net minimum lease payments	$3,189

As of June 30, 2023, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions
The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2024 from a former member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $4 thousand per month. This Board member retired from the Corporation's Board of Directors as of June 7, 2022. Rent and CAM paid to this Board member while serving on the Board totaled $25 thousand for the six month period ended June 30, 2022.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $9 thousand per month. Rent and CAM related expenses paid to this Board member totaled $27 thousand and $25 thousand for the three month periods ended June 30, 2023 and 2022, respectively. Rent and CAM related expenses paid to this Board of Directors member totaled $53 thousand and $51 thousand for the six month periods ended June 30, 2023 and 2022, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the six month periods ended June 30, 2023 and 2022 were as follows (in thousands):

	2023	2022
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance June 30,	$21,824	$21,824

The Corporation had no aggregate amortization expense for the three month period ended June 30, 2023, and $4 thousand for the three month period ended June 30, 2022. The Corporation had no aggregate amortization expense for the six month period ended June 30, 2023, and $15 thousand for the six month period ended June 30, 2022.

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

In conjunction with the Corporation's adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an allowance for credit losses on unfunded commitments was established as of January 1, 2023, to comply with the accounting standard requirements. As of June 30, 2023, the allowance for credit losses on unfunded commitments was $1.0 million.

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$40,345	$62,386	$44,481	$75,028
Unused lines of credit	3,015	343,039	2,887	326,188
Standby letters of credit	—	16,502	—	17,211

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of June 30, 2023, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2023	$(65,521)	$(3,952)	$(69,473)
Other comprehensive income before reclassification	(5,282)	—	(5,282)
Amounts reclassified from accumulated other comprehensive income	—	9	9
Net current period other comprehensive income (loss)	(5,282)	9	(5,273)
Balance at June 30, 2023	$(70,803)	$(3,943)	$(74,746)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2022	$(33,582)	$(4,023)	$(37,605)
Other comprehensive income before reclassification	(17,747)	—	(17,747)
Amounts reclassified from accumulated other comprehensive income	—	7	7
Net current period other comprehensive income (loss)	(17,747)	7	(17,740)
Balance at June 30, 2022	$(51,329)	$(4,016)	$(55,345)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2023	$(71,296)	$(3,961)	$(75,257)
Other comprehensive income before reclassification	493	—	493
Amounts reclassified from accumulated other comprehensive income	—	18	18
Net current period other comprehensive income	493	18	511
Balance at June 30, 2023	$(70,803)	$(3,943)	$(74,746)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2022	$(2,495)	$(4,035)	$(6,530)
Other comprehensive income before reclassification	(48,834)	—	(48,834)
Amounts reclassified from accumulated other comprehensive income	—	19	19
Net current period other comprehensive income	(48,834)	19	(48,815)
Balance at June 30, 2022	$(51,329)	$(4,016)	$(55,345)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$—	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	12	11	Other components of net periodic pension and postretirement benefits
Tax effect	(3)	(4)	Income tax expense
Net of tax	9	7
Total reclassification for the period, net of tax	$9	$7
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

Details about Accumulated Other Comprehensive Income (Loss) Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$—	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	24	25	Other components of net periodic pension and postretirement benefits
Tax effect	(6)	(6)	Income tax expense
Net of tax	18	19
Total reclassification for the period, net of tax	$18	$19
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and six months ended June 30, 2023 and 2022 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2023
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Service charges on deposit accounts
Overdraft fees	$777	$—	$—	$777
Other	182	—	—	182
Interchange revenue from debit card transactions	1,194	—	—	1,194
WMG fee income	—	2,603	—	2,603
CFS fee and commission income	—	—	265	265
Net gains (losses) on sales of OREO	14	—	—	14
Net gains on sales of loans(a)	18	—	—	18
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	71	—	(174)	(103)
Income from bank-owned life insurance(a)	11	—	—	11
Other(a)	398	—	52	450
Total non-interest income (loss)	$2,701	$2,603	$143	$5,447
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Three Months Ended June 30, 2022
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Service charges on deposit accounts
Overdraft fees	$727	$—	$—	$727
Other	209	—	—	209
Interchange revenue from debit card transactions	1,206	—	—	1,206
WMG fee income	—	2,628	—	2,628
CFS fee and commission income	—	—	271	271
Net gains (losses) on sales of OREO	46	—	—	46
Net gains on sales of loans(a)	25	—	—	25
Loan servicing fees(a)	38	—	—	38
Changes in fair value of equity investments(a)	(236)	—	(6)	(242)
Income from bank-owned life insurance(a)	11	—	—	11
Other(a)	416	—	(16)	400
Total non-interest income	$2,442	$2,628	$249	$5,319
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2023
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Service charges on deposit accounts
Overdraft fees	$1,491	$—	$—	$1,491
Other	409	—	—	409
Interchange revenue from debit card transactions	2,327	—	—	2,327
WMG fee income	—	5,183	—	5,183
CFS fee and commission income	—	—	506	506
Net gains (losses) on sales of OREO	14	—	—	14
Net gains on sales of loans(a)	23	—	—	23
Loan servicing fees(a)	72	—	—	72
Net gains on sales of securities(a)	—	—	—	—
Changes in fair value of equity investments(a)	149	—	(180)	(31)
Income from bank-owned life insurance(a)	21	—	—	21
Other(a)	846	—	9	855
Total non-interest income	$5,352	$5,183	$335	$10,870
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2022
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Service charges on deposit accounts
Overdraft fees	$1,400	$—	$—	$1,400
Other	400	—	—	400
Interchange revenue from debit card transactions	2,336	—	—	2,336
WMG fee income	—	5,385	—	5,385
CFS fee and commission income	—	—	524	524
Net gains on sales of OREO	46	—	—	46
Net gains on sales of loans(a)	99	—	—	99
Loan servicing fees(a)	77	—	—	77
Net gains on sales of securities(a)	—	—	—	—
Change in fair value of equity securities(a)	(350)	—	(5)	(355)
Income from bank-owned life insurance(a)	22	—	—	22
Other(a)	1,105	—	(57)	1,048
Total non-interest income	$5,135	$5,385	$462	$10,982
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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	397	284	793	566
Expected return on plan assets	(594)	(708)	(1,190)	(1,421)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	5	—	11	—
Net periodic pension benefit	$(192)	$(424)	$(386)	$(855)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	11	9	23	17
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	2	4	4	9
Net periodic supplemental pension cost	$13	$13	$27	$26

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	2	2
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	4	7	9	16
Net periodic postretirement, medical and life benefit	$5	$8	$11	$18

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

The Holding Company, CFS, and CRM columns below include amounts to eliminate transactions between segments (in thousands).

	Three months ended June 30, 2023
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$27,757	$—	$39	$27,796
Interest expense	9,201	—	—	9,201
Net interest income	18,556	—	39	18,595
Provision for credit losses	236	—	—	236
Net interest income after provision for credit losses	18,320	—	39	18,359
Other non-interest income	2,701	2,603	143	5,447
Other non-interest expenses	13,894	1,699	320	15,913
Income (loss) before income tax expense (benefit)	7,127	904	(138)	7,893
Income tax expense (benefit)	1,476	198	(61)	1,613
Segment net income (loss)	$5,651	$706	$(77)	$6,280

	Three months ended June 30, 2022
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$18,531	$—	$7	$18,538
Interest expense	897	—	—	897
Net interest income	17,634	—	7	17,641
Provision for credit losses	(1,744)	—	—	(1,744)
Net interest income after provision for credit losses	19,378	—	7	19,385
Other non-interest income	2,442	2,628	249	5,319
Legal accruals and settlements	—	—	—	—
Other non-interest expenses	12,226	1,650	466	14,342
Income (loss) before income tax expense (benefit)	9,594	978	(210)	10,362
Income tax expense (benefit)	2,167	229	(58)	2,338
Segment net income (loss)	$7,427	$749	$(152)	$8,024

	Six months ended June 30, 2023
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$53,960	$—	$66	$54,026
Interest expense	15,484	—	—	15,484
Net interest income	38,476	—	66	38,542
Provision for credit losses	513	—	—	513
Net interest income after provision for credit losses	37,963	—	66	38,029
Other non-interest income	5,352	5,183	335	10,870
Other non-interest expenses	27,590	3,497	662	31,749
Income (loss) before income tax expense (benefit)	15,725	1,686	(261)	17,150
Income tax expense (benefit)	3,307	375	(82)	3,600
Segment net income (loss)	$12,418	$1,311	$(179)	$13,550

Segment assets	$2,667,404	$2,584	$4,685	$2,674,673

	Six months ended June 30, 2022
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$35,982	$—	$14	$35,996
Interest expense	1,678	—	—	1,678
Net interest income	34,304	—	14	34,318
Provision for credit losses	(2,889)	—	—	(2,889)
Net interest income after provision for credit losses	37,193	—	14	37,207
Other non-interest income	5,135	5,385	462	10,982
Legal accruals and settlements	—	—	—	—
Other non-interest expenses	24,757	3,465	788	29,010
Income (loss) before income tax expense (benefit)	17,571	1,920	(312)	19,179
Income tax expense (benefit)	3,933	438	(83)	4,288
Segment net income (loss)	$13,638	$1,482	$(229)	$14,891

Segment assets	$2,441,375	$2,723	$5,813	$2,449,911

NOTE 13    STOCK COMPENSATION

Pursuant to the Corporation's 2021 Equity Incentive Plan (the "2021 Plan") the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2021 Plan, the chief executive officer and members of the Board of Directors. Awards are based on the performance, responsibility and contributions of the individual and are targeted at an average of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2021 Plan may not exceed 170,000, upon which time a new plan may be created. Compensation expense for shares granted will be recognized over the vesting period of the award based upon the closing price of the Corporation's stock on the grant date.

During the six months ended June 30, 2023 and 2022, 13,069 and 12,560 shares, respectively, were re-issued from treasury to fund stock compensation. The expense related to these grants is recognized over a one year vesting period. Total expense related to the 2021 Plan of $0.3 million and $0.2 million was recognized during each of the three month periods ended June 30, 2023 and 2022, respectively. Total expense related to the 2021 Plan of $0.6 million was recognized during each of the six month periods ended June 30, 2023 and 2022.

A summary of restricted stock activity for the three and six months ended June 30, 2023 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at April 1, 2023	54,328	$43.77
Granted	—
Vested	—
Forfeited or cancelled	(326)	$43.73
Nonvested at June 30, 2023	54,002	$44.68

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2023	55,402	$44.57
Granted	13,069	$45.89
Vested	(14,143)	$45.38
Forfeited or cancelled	(326)	$43.73
Nonvested at June 30, 2023	54,002	$44.68

As of June 30, 2023, there was $1.6 million of total unrecognized compensation cost related to nonvested shares granted under the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 3.59 years. The total fair value of shares vested was $0.6 million and $0.1 million for the six month periods ended June 30, 2023 and 2022, respectively. Due to the adoption of the 2021 Plan, certain grants were transitioned to a one-year vesting period.

NOTE 14    SUBSEQUENT EVENTS

On June 22, 2023, the Corporation filed a Form S-3 Registration Statement under the Securities Act of 1933. The Corporation's Board of Directors approved the filing with the SEC of a Shelf Registration Statement to register for sale from time to time up to $75 million of the following securities: (i) shares of common stock; (ii) unsecured debt securities, which may consist of notes, debentures or other evidences of indebtedness; (iii) warrants; (iv) purchase contracts; (v) units consisting of any combination of the foregoing; and (vi) subscription rights to purchase shares of common stock or debt securities. The SEC declared the registration statement effective on July 13, 2023.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 and 2022. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2022 Annual Report on Form 10-K, which was filed with the SEC on March 22, 2023, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors and on pages 20–31 of the Corporation’s 2022 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 63-66 of the Corporation's 2022 Form 10-K, and pages 77-80 in this Form 10-Q.

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

Critical Accounting Estimates
Critical accounting estimates include the areas where the Corporation has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with GAAP. As a result, the Corporation is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. Significant accounting policies followed by the Corporation are presented in Note 1–Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, and in Note 1-"Summary of Significant Accounting Policies" of this Form 10-Q.

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

At June 30, 2023 the allowance for credit losses totaled $20.2 million, compared to an allowance for loan losses of $19.7 million at December 31, 2022. A significant portion of the ACL is allocated to the commercial portfolio (both CRE and C&I). As of June 30, 2023 and December 31, 2022, the ACL (ALLL for December 31, 2022), allocated to the total commercial portfolio was $15.1 million and $15.0 million respectively, or 74.9%, and 76.0%, respectively.

The range of impact was an ACL allocated to the total commercial loan portfolio between $11.9 million and $20.0 million at June 30, 2023. The sensitivity and related range of impact is a hypothetical analysis based on a diverse set of potential scenarios, and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2023 in the estimation of the ACL on loans recognized on the Consolidated Balance Sheets. Estimates nearing the higher end of the impact range imply adverse conditions where the underlying assumptions regarding anticipated default are significantly decoupled from changes in the economic indicators underlying the quantitative portion of the model. These conditions could arise from a variety of occurrences, including but not limited to bubbles in specific asset classes, changes in economic conditions that are highly localized or region specific, significant legislative or regulatory action, and systemic changes to the organization.

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	Mar. 31	Dec. 31	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2023	2023	2022	2022	2022	2023	2022
RESULTS OF OPERATIONS
Interest income	$27,796	$26,230	$24,480	$20,999	$18,538	$54,026	$35,996
Interest expense	9,201	6,283	3,609	2,009	897	15,484	1,678
Net interest income	18,595	19,947	20,871	18,990	17,641	38,542	34,318
Provision for credit losses	236	277	1,080	1,255	(1,744)	513	(2,889)
Net interest income after provision for credit losses	18,359	19,670	19,791	17,735	19,385	38,029	37,207
Non-interest income	5,447	5,423	5,418	5,036	5,319	10,870	10,982
Non-interest expense	15,913	15,836	15,693	14,577	14,342	31,749	29,010
Income before income tax expense	7,893	9,257	9,516	8,194	10,362	17,150	19,179
Income tax expense	1,613	1,987	2,077	1,741	2,338	3,600	4,288
Net income	$6,280	$7,270	$7,439	$6,453	$8,024	$13,550	$14,891

Basic and diluted earnings per share	$1.33	$1.54	$1.58	$1.37	$1.72	$2.87	$3.18
Average basic and diluted shares outstanding	4,729	4,721	4,698	4,692	4,690	4,725	4,690

PERFORMANCE RATIOS - Annualized
Return on average assets	0.95%	1.12%	1.15%	1.02%	1.32%	1.03%	1.23%
Return on average equity	13.97%	16.97%	18.36%	14.17%	18.06%	15.43%	15.73%
Return on average tangible equity (a)	15.89%	19.40%	21.25%	16.12%	20.58%	17.60%	17.77%
Efficiency ratio (unadjusted) (a) (f)	66.19%	62.42%	59.69%	60.67%	62.47%	64.25%	64.04%
Efficiency ratio (adjusted) (a) (b)	65.94%	62.18%	59.44%	60.40%	62.17%	64.01%	63.72%
Non-interest expense to average assets	2.41%	2.44%	2.42%	2.30%	2.35%	2.42%	2.39%
Loans to deposits	79.24%	80.33%	78.61%	74.71%	74.11%	79.24%	74.11%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.09%	4.90%	4.57%	4.19%	3.90%	4.99%	3.87%
Yield on investments	2.22%	2.18%	2.09%	1.72%	1.60%	2.20%	1.53%
Yield on interest-earning assets	4.29%	4.12%	3.82%	3.41%	3.12%	4.20%	3.06%
Cost of interest-bearing deposits	2.01%	1.34%	0.93%	0.47%	0.21%	1.68%	0.21%
Cost of borrowings	5.13%	4.91%	4.30%	2.56%	1.70%	5.01%	1.83%
Cost of interest-bearing liabilities	2.11%	1.49%	0.88%	0.51%	0.24%	1.81%	0.23%
Interest rate spread	2.18%	2.63%	2.94%	2.90%	2.88%	2.39%	2.83%
Net interest margin, fully taxable equivalent (a)	2.87%	3.14%	3.26%	3.08%	2.97%	3.00%	2.92%

CAPITAL
Total equity to total assets at end of period	6.63%	6.68%	6.29%	6.10%	7.13%	6.63%	7.13%
Tangible equity to tangible assets at end of period (a)	5.87%	5.91%	5.51%	5.29%	6.30%	5.87%	6.30%

Book value per share	$37.49	$37.53	$35.32	$33.14	$37.24	$37.49	$37.24
Tangible book value per share (a)	32.88	32.91	30.69	28.49	32.59	32.88	32.59
Period-end market value per share	38.41	41.50	45.87	41.87	47.00	38.41	47.00
Dividends declared per share	0.31	0.31	0.31	0.31	0.31	0.62	0.62

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,880,224	$1,849,310	$1,787,103	$1,675,859	$1,587,777	$1,864,853	$1,560,264
Earning assets	2,609,893	2,592,709	2,550,834	2,457,218	2,395,704	2,601,349	2,383,557
Total assets	2,649,399	2,627,088	2,574,639	2,511,301	2,446,763	2,643,964	2,449,339
Deposits	2,363,847	2,337,476	2,347,719	2,257,394	2,203,231	2,350,734	2,207,314
Total equity	180,357	173,786	160,740	180,644	178,207	177,089	190,841
Tangible equity (a)	158,533	151,962	138,916	158,820	156,382	155,265	169,011

	As of or for the Three Months Ended					Six Months Ended
	June 30,	Mar. 31	Dec. 31	Sept. 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
ASSET QUALITY
Net charge-offs	$146	$269	$52	$109	$699	$415	$651
Non-performing loans (d)	7,304	7,731	8,178	8,310	7,374	7,304	7,374
Non-performing assets (e)	7,471	7,927	8,373	8,503	7,665	7,471	7,665
Allowance for credit losses (g)	20,172	20,075	19,659	18,631	17,485	20,172	17,485

Annualized net charge-offs to average loans	0.03%	0.06%	0.01%	0.03%	0.18%	0.04%	0.08%
Non-performing loans to total loans	0.39%	0.41%	0.45%	0.48%	0.46%	0.39%	0.46%
Non-performing assets to total assets	0.28%	0.30%	0.32%	0.33%	0.31%	0.28%	0.31%
Allowance for credit losses to total loans	1.07%	1.07%	1.07%	1.07%	1.08%	1.07%	1.08%
Allowance for credit losses to non-performing loans	276.17%	259.66%	240.39%	224.21%	237.12%	276.17%	237.12%

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
(g) Corporation adopted CECL as of January 1, 2023.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of other companies. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 77-80 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2023 and 2022. For a discussion of the Critical Accounting Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 49 of this Form 10-Q and page 37 of the Corporation’s 2022 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net interest income	$18,595	$17,641	$954	5.4%	$38,542	$34,318	$4,224	12.3%
Non-interest income	5,447	5,319	128	2.4%	10,870	10,982	(112)	(1.0)%
Non-interest expense	15,913	14,342	1,571	11.0%	31,749	29,010	2,739	9.4%
Pre-provision income	8,129	8,618	(489)	(5.7)%	17,663	16,290	1,373	8.4%
Provision (credit) for credit losses(1)	236	(1,744)	1,980	113.5%	513	(2,889)	3,402	117.8%
Income tax expense	1,613	2,338	(725)	(31.0)%	3,600	4,288	(688)	(16.0)%
Net income	$6,280	$8,024	$(1,744)	(21.7)%	$13,550	$14,891	$(1,341)	(9.0)%

Basic and diluted earnings per share	$1.33	$1.72	$(0.39)	(22.7)%	$2.87	$3.18	$(0.31)	(9.7)%
(1) Commencing January 1, 2023, the allowance calculation is based upon the Current Expected Credit loss methodology.
Prior to January 1, 2023, the allowance calculation was based upon the incurred loss methodology.

	Three Months Ended June 30,		Six Months Ended June 30,
Selected financial ratios:	2023	2022	2023	2022
Return on average assets	0.95%	1.32%	1.03%	1.23%
Return on average equity	13.97%	18.06%	15.43%	15.73%
Net interest margin, fully taxable equivalent (a)	2.87%	2.97%	3.00%	2.92%
Efficiency ratio (adjusted) (a) (b)	65.94%	62.17%	64.01%	63.72%
Non-interest expenses to average assets	2.41%	2.35%	2.42%	2.39%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the second quarter of 2023 was $6.3 million, or $1.33 per share, compared to $8.0 million, or $1.72 per share, for the same period in the prior year. Return on average equity for the current quarter was 13.97%, compared to 18.06% for the same period in the prior year. The decrease in net income was due primarily to increases in the provision for credit losses and non-interest expense, offset by increases in net interest income and non-interest income, and a decrease in income tax expense.

Net income for the six months ended June 30, 2023 was $13.6 million, or $2.87 per share, compared to $14.9 million, or $3.18 per share, for the same period in the prior year. Return on average equity for the six months ended June 30, 2023 was 15.43%, compared to 15.73% for the same period in the prior year. The decrease in net income was attributable to increases in the provision for credit losses and non-interest expense, and a decrease in non-interest income, offset by an increase in net interest income and a decrease in income tax expense.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2023	2022	Change	Percentage Change
Interest and dividend income	$27,796	$18,538	$9,258	49.9%
Interest expense	9,201	897	8,304	925.8%
Net interest income	$18,595	$17,641	$954	5.4%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the second quarter ended June 30, 2023 increased $1.0 million, or 5.4%, to $18.6 million compared to the same period in the prior year, due primarily to increases of $8.4 million in interest income on loans, including fees, and $0.8 million in interest and dividend income on taxable securities, offset by increases of $7.7 million in interest expense on deposits and $0.6 million in interest expense on borrowed funds.

The increase in interest income on loans, including fees was due primarily to a 119 basis points increase in the average yield on loans, primarily reflecting increases in interest rates in the commercial portfolio, when compared to the same period in the prior year, and a $292.4 million increase in average loan balances, representing increases across all loan categories, when compared to the same period in the prior year. The increase in interest and dividend income on taxable securities when compared to the same period in the prior year, was due primarily to a 61 basis points increase in the average yield on securities due to an increase in average interest rates, despite a decrease of $71.8 million in average balances when compared to the same period in the prior year primarily due to paydowns on certain securities held in the portfolio between the second quarter of 2022 and the second quarter of 2023.

The increase in interest expense on deposits was due primarily to a 180 basis points increase in average rates paid on interest-bearing deposits, which included brokered deposits, a shift in the mix of deposits towards higher cost interest-bearing accounts, and a deposit campaign in the second quarter of 2023, when compared to the same period in the prior year. The increase in interest expense on borrowed funds was due primarily to a $27.2 million increase in the average balances of overnight FHLBNY borrowings in the current quarter, and a 378 basis points increase in the average rate on overnight borrowings, when compared to the same period in the prior year.

Fully taxable equivalent net interest margin was 2.87% in the second quarter of 2023, compared to 2.97% for the same period in the prior year. Average interest-earning assets increased $214.2 million for the three months ended June 30, 2023 compared to the same period in the prior year. The average yield on interest-earning assets increased 117 basis points to 4.29%, and the average cost of interest-bearing liabilities increased 187 basis points to 2.11%, for the three months ended June 30, 2023, when compared to the same period in the prior year, due to a shift in the overall deposit mix to higher cost deposits, and the rising interest rate environment, when compared to the same period in the prior year.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2023	2022	Change	Percentage Change
Interest and dividend income	$54,026	$35,996	$18,030	50.1%
Interest expense	15,484	1,678	13,806	822.8%
Net interest income	$38,542	$34,318	$4,224	12.3%

Net interest income for the six months ended June 30, 2023 totaled $38.5 million compared to $34.3 million for the same period in the prior year, an increase of $4.2 million, or 12.3% due primarily to an increase of $18.0 million in interest and dividend income, partially offset by an increase of $13.8 million in interest expense. The increase in interest and dividend income for the first six months of 2023 was primarily attributed to increases of $16.2 million in interest income on loans, including fees, and $1.7 million in interest and dividend income on taxable securities. The increase in interest expense for the first six months of 2023 was primarily attributed to increases of $12.4 million in interest expense on deposits and $1.5 million in interest expense on borrowed funds.

The increase in interest income on loans, including fees, was mostly attributable to increases of $182.4 million, $19.1 million, and $103.0 million in the average balances of the commercial, residential mortgage, and consumer loan portfolios, respectively, and an increase in the average yield on the commercial loan portfolio of 142 basis points due to increases in average interest rates on new loan originations and increases on adjustable rate loans.

The increase in interest income on taxable securities was mostly attributable to a 64 basis points increase in the average yield due to an increase in average interest rates, despite a $67.6 million decrease in average balances of taxable securities. The decrease in the average balances of taxable securities was mostly attributable to paydowns on some of the securities within the portfolio, and a decrease in the market value of some of the available for sale securities held in the portfolio, due to the rising interest rate environment.

The increase in interest expense on deposits was due primarily to an increase in the average balances on customer time deposits and brokered certificates of deposits of $93.4 million and $133.9 million respectively, as well as increases of 208 basis points and 297 basis points in the average interest rates paid on customer time deposits and brokered deposits, respectively. The increases in average balances were primarily to fund loan growth, as well as a shift in demand for deposits towards interest-bearing options. The increases in the average interest rates paid were due primarily to the increasing interest rate environment, as well as competitive pressures to attract and retain customer time deposits. Also contributing to the increase in interest expense on deposits was an increase of $4.2 million in interest expense on savings and money market accounts, due to an increase of 95 basis points in the average interest rates paid, despite a decrease of $54.1 million in the average balances on savings and money market accounts.

The $1.5 million increase in interest expense on borrowed funds was due primarily to a $48.1 million increase in average balances of overnight advances, and a 368 basis points increase in the average interest rate paid on overnight advances, when compared to the same period in the prior year, in order to fund loan growth.

The average yield on interest-earning assets increased 114 basis points, to 4.20%, and the average cost of interest-bearing liabilities increased 158 basis points, to 1.81% for the six months ended June 30, 2023 compared to the same period in the prior year. Average interest-earning assets increased $217.8 million for the six months ended June 30, 2023 compared to the same period in the prior year. Fully taxable equivalent net interest margin was 3.00% for the six months ended June 30, 2023 compared to 2.92% for the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and six months ended June 30, 2023 and 2022. For the purpose of the tables below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments. Loan fee income of $3 thousand and $0.6 million for the three month periods ended June 30, 2023, and 2022, respectively, related to the Paycheck Protection Program. Loan fee income of $10 thousand and $1.7 million for the six month periods ended June 30, 2023 and 2022, respectively, related to the Paycheck Protection Program.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,288,113	$17,791	5.54%	$1,111,854	$11,244	4.06%
Mortgage loans	284,916	2,509	3.53%	270,112	2,256	3.35%
Consumer loans	307,195	3,545	4.63%	205,811	1,927	3.76%
Taxable securities	680,020	3,633	2.14%	751,784	2,866	1.53%
Tax-exempt securities	40,541	294	2.91%	42,222	330	3.13%
Interest-earning deposits	9,108	116	5.11%	13,921	18	0.52%
Total interest-earning assets	2,609,893	27,888	4.29%	2,395,704	18,641	3.12%

Non-earning assets:
Cash and due from banks	25,168			23,702
Other assets	34,478			47,471
Allowance for credit losses (4)	(20,140)			(20,114)
Total assets	$2,649,399			$2,446,763

Interest-bearing liabilities:
Interest-bearing demand deposits	$286,573	$723	1.01%	$273,723	$51	0.07%
Savings and insured money market deposits	902,741	3,050	1.36%	962,501	242	0.10%
Time deposits	346,953	2,679	3.10%	240,979	465	0.77%
Brokered deposits	156,196	2,017	5.18%	2,178	11	2.09%
FHLBNY overnight advances	53,965	703	5.23%	26,780	97	1.45%
Long-term capital leases	3,213	29	3.62%	3,485	31	3.57%
Total interest-bearing liabilities	1,749,641	9,201	2.11%	1,509,646	897	0.24%

Non-interest-bearing liabilities:
Demand deposits	671,384			723,849
Other liabilities	48,017			35,061
Total liabilities	2,469,042			2,268,556
Shareholders' equity	180,357			178,207
Total liabilities and shareholders’ equity	$2,649,399			$2,446,763
Fully taxable equivalent net interest income		18,687			17,744
Net interest rate spread (1)			2.18%			2.88%
Net interest margin, fully taxable equivalent (2)			2.87%			2.97%
Taxable equivalent adjustment		(92)			(103)
Net interest income		$18,595			$17,641
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.
(4) Corporation adopted CECL as of January 1, 2023.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$1,274,658	$34,376	5.44%	$1,092,240	$21,791	4.02%
Mortgage loans	285,251	4,981	3.52%	266,105	4,409	3.34%
Consumer loans	304,944	6,830	4.52%	201,919	3,743	3.74%
Taxable securities	687,508	7,218	2.12%	755,127	5,556	1.48%
Tax-exempt securities	40,654	599	2.97%	42,328	663	3.16%
Interest-earning deposits	8,334	213	5.15%	25,838	36	0.28%
Total interest-earning assets	2,601,349	54,217	4.20%	2,383,557	36,198	3.06%

Non-earning assets:
Cash and due from banks	25,126			24,220
Other assets	37,608			62,230
Allowance for credit losses (4)	(20,119)			(20,668)
Total assets	$2,643,964			$2,449,339

Interest-bearing liabilities:
Interest-bearing demand deposits	$288,819	$996	0.70%	$283,521	$107	0.08%
Savings and insured money market deposits	904,832	4,699	1.05%	958,919	454	0.10%
Time deposits	334,662	4,771	2.87%	241,239	945	0.79%
Brokered deposits	134,991	3,390	5.06%	1,095	11	2.09%
FHLBNY overnight advances	62,286	1,570	5.08%	14,205	99	1.40%
Long-term capital leases	3,247	58	3.60%	3,517	62	3.57%
Total interest-bearing liabilities	1,728,837	15,484	1.81%	1,502,496	1,678	0.23%

Non-interest-bearing liabilities:
Demand deposits	687,430			722,540
Other liabilities	50,608			33,462
Total liabilities	2,466,875			2,258,498
Shareholders' equity	177,089			190,841
Total liabilities and shareholders’ equity	$2,643,964			$2,449,339
Fully taxable equivalent net interest income		38,733			34,520
Net interest rate spread (1)			2.39%			2.83%
Net interest margin, fully taxable equivalent (2)			3.00%			2.92%
Taxable equivalent adjustment		(191)			(202)
Net interest income		$38,542			$34,318

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.
(4) Corporation adopted CECL as of January 1, 2023.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrates the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and six months ended June 30, 2023 and 2022. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30, 2023 vs. 2022
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$6,547	$1,984	$4,563
Mortgage loans	253	128	125
Consumer loans	1,618	1,101	517
Taxable investment securities	767	(294)	1,061
Tax-exempt investment securities	(36)	(13)	(23)
Interest-earning deposits	98	(8)	106
Total interest and dividend income, fully taxable equivalent	9,247	2,898	6,349

Interest expense on:
Interest-bearing demand deposits	672	2	670
Savings and insured money market deposits	2,808	(16)	2,824
Time deposits	2,214	281	1,933
Brokered deposits	2,006	1,965	41
FHLBNY overnight advances	606	170	436
Long-term capital leases	(2)	(2)	—
Total interest expense	8,304	2,400	5,904
Net interest income, fully taxable equivalent	$943	$498	$445

	Six Months Ended June 30, 2023 vs. 2022
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$12,585	$4,040	$8,545
Mortgage loans	572	327	245
Consumer loans	3,087	2,191	896
Taxable investment securities	1,662	(537)	2,199
Tax-exempt investment securities	(64)	(25)	(39)
Interest-earning deposits	177	(40)	217
Total interest and dividend income, fully taxable equivalent	18,019	5,956	12,063

Interest expense on:
Interest-bearing demand deposits	889	2	887
Savings and insured money market deposits	4,245	(28)	4,273
Time deposits	3,826	491	3,335
Brokered deposits	3,379	3,340	39
FHLBNY overnight advances	1,471	828	643
Long-term Capital leases	(4)	(5)	1
Total interest expense	13,806	4,628	9,178
Net interest income, fully taxable equivalent	$4,213	$1,328	$2,885

Provision for credit losses

Management has established and maintains a methodology for determining and adjusting its allowance for credit losses in conformity with the recently adopted accounting standard, commonly referred to as the “CECL methodology.” The allowance is based on a combination of quantitative and qualitative analysis and changes in the required allowance are recorded through income as a provision. The quantitative portion of the model is significantly influenced by changes in projected economic conditions, as well as changes in the composition of the numerous loan portfolio segments. Qualitative adjustments reflect the degree to which management anticipates future outcomes could differ from those projected by the quantitative model.

Upon adoption of ASU 2016-13, the Corporation’s provision for credit losses includes components for on-balance sheet exposures and off-balance sheet exposures. As of January 1, 2023 the Corporation recognized a $1.5 million one-time implementation adjustment, of which $1.1 million reflected the addition of an allowance for credit losses on off-balance sheet exposure related to unfunded commitments.

For the three months ended June 30, 2023, the provision for credit losses was $0.2 million primarily due to additional provisioning resulting from increased loan volume, offset by a decrease in the quantitative reserve requirement rates as a result of more favorable economic projections, notably a decrease in the Federal Open Market Committee's (FOMC) forecasted U.S. unemployment rate. For the three months ended June 30, 2022, the provision for loan losses was a credit of $1.7 million, primarily due to the $1.5 million release of a specific reserve related to the settlement of a large commercial real estate credit, and the positive impacts of $0.8 million related to upgrades of two commercial credits, and a $1.0 million decrease in the historical loss factor due to the roll-off of a commercial real estate owner occupied property previously charged off in the second quarter of 2020, offset by additional provision related to increased loan growth.

The provision for credit losses for the six months ended June 30, 2023, was $0.5 million compared to a credit of $2.9 million, for the same period in the prior year. The $3.4 million increase in the provision for credit losses in the six months ended June 30, 2023, when compared to the same period in the prior year, was primarily due to the $1.2 million release of the pandemic related portion of the allowance in the first quarter of 2022, the $1.5 million release of a specific reserve related to the settlement of a large commercial real estate credit, positive impacts of $0.8 million related to upgrades of two large commercial credits, and a $1.0 million decrease in the historical loss factor due to the roll-off of a commercial real estate owner occupied property previously charged off in the second quarter of 2020. These decreases in the provision during the first six months of 2022 were offset by additional provisioning of $1.4 million related to increased loan growth.

Net charge-offs for the three months ended June 30, 2023 were $0.1 million, compared to $0.7 million for the same period in the prior year. Net charge-offs in the three months ended June 30, 2023 were primarily in the consumer indirect auto portfolio. Net charge-offs in the three months ended June 30, 2022 were mostly attributable to the settlement of a large commercial real estate credit.

Net charge-offs for the six months ended June 30, 2023 were $0.4 million, compared to net charge-offs of $0.7 million for the same period in 2022. The $0.4 million net charge-off for the six months ended June 30, 2023, was mostly attributed to the charge off of a commercial and industrial loan, and charge-off activity in the indirect auto portfolio. The $0.7 million net charge-off for the six month period ended June 30, 2022 was mostly attributed to the settlement of a large commercial real estate credit.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2023	2022	Change	Percentage Change
WMG fee income	$2,603	$2,628	$(25)	(1.0)%
Service charges on deposit accounts	959	936	23	2.5%
Interchange revenue from debit card transactions	1,194	1,206	(12)	(1.0)%
Changes in fair value of equity investments	(103)	(242)	139	57.4%
Net gains on sales of loans held for sale	18	25	(7)	(28.0)%
Net gains (losses) on sales of other real estate owned	14	46	(32)	N/M
Income from bank owned life insurance	11	11	—	N/A
CFS fee and commission income	265	271	(6)	(2.2)%
Other	486	438	48	11.0%
Total non-interest income	$5,447	$5,319	$128	2.4%

Total non-interest income for the second quarter of 2023 increased $0.1 million compared to the same period in the prior year primarily due to an increase in the change in fair value of equity investments. The remaining components of non-interest income in the second quarter of 2023 were relatively consistent, when compared to the same period in the prior year.

Change in Fair value of Equity Investments
The increase in change in fair value of equity investments was primarily due to an increase in the market value of assets held related to the Corporation's deferred compensation plan, due to a comparative improvement in financial markets, when compared to the same period in the prior year. This increase was partially offset by a decrease in the fair value of a particular equity method investment held by the Corporation.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2023	2022	Change	Percentage Change
WMG fee income	$5,183	$5,385	$(202)	(3.8)%
Service charges on deposit accounts	1,900	1,800	100	5.6%
Interchange revenue from debit card transactions	2,327	2,336	(9)	(0.4)%
Changes in fair value of equity investments	(31)	(355)	324	91.3%
Net gains on sales of loans held for sale	23	99	(76)	(76.8)%
Net gains (losses) on sales of other real estate owned	14	46	(32)	(69.6)%
Income from bank owned life insurance	21	22	(1)	(4.5)%
CFS fee and commission income	506	524	(18)	(3.4)%
Other	927	1,125	(198)	(17.6)%
Total non-interest income	$10,870	$10,982	$(112)	(1.0)%

Total non-interest income for the six months ended June 30, 2023 decreased $0.1 million compared to the same period in the prior year. The decrease was primarily due to decreases in WMG fee income and other non-interest income, offset by increases in the change in fair value of equity investments and service charges on deposit accounts.

WMG fee income
The decrease in WMG fee income can primarily be attributed to a decrease in the average market value of assets under management when compared to the same period in the prior year.

Change in Other Non-Interest Income
The decrease in other non-interest income was due primarily to decreases in swap fees and Mastercard volume incentives, when compared to the same period in the prior year.

Change in Fair Value of Equity Investments
The increase in the change in fair value of equity investments was primarily due to an increase in the market value of assets held related to the Corporation's deferred compensation plan, related to improvement in the financial markets when compared to the same period in the prior year. This increase was partially offset by a decrease in the fair value of a particular equity investment held by the Corporation.

Change in Service Charges on Deposit Accounts
The increase in service charges on deposit accounts was primarily due to an increase in non-sufficient fund and overdraft fees when compared to the same period in the prior year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2023	2022	Change	Percentage Change
Compensation expense:
Salaries and wages	$6,704	$6,056	$648	10.7%
Pension and other employee benefits	1,808	1,937	(129)	(6.7)%
Other components of net periodic pension and postretirement benefits	(174)	(403)	229	(56.8)%
Total compensation expense	8,338	7,590	748	9.9%

Non-compensation expense:
Net occupancy	1,440	1,369	71	5.2%
Furniture and equipment	461	410	51	12.4%
Data processing	2,473	2,468	5	0.2%
Professional services	602	664	(62)	(9.3)%
Amortization of intangible assets	—	4	(4)	(100.0)%
Marketing and advertising	170	184	(14)	(7.6)%
Other real estate owned expenses	1	8	(7)	87.5%
FDIC insurance	586	284	302	106.3%
Loan expenses	308	176	132	75.0%
Other	1,534	1,185	349	29.5%
Total non-compensation expense	7,575	6,752	823	12.2%
Total non-interest expense	$15,913	$14,342	$1,571	11.0%

Total non-interest expense for the second quarter of 2023 increased $1.6 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For the three months ended June 30, 2023, non-interest expense to average assets was 2.41%, compared to 2.35% for the same period in the prior year.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be primarily attributed to increases in salaries and wages, and other components of net periodic pension and postretirement benefits. These increases were partially offset by a decrease in pension and other employee benefits. The increase in salaries and wages can be primarily attributed to base salary increases and an increase in the market value of the assets held related to the Corporation's deferred compensation plan. The increase in other components of net periodic pension and postretirement benefits can be primarily attributed to actuarial adjustments made to the Corporation's pension plans. The decrease in pension and other employee benefits can be primarily attributed to a decrease in healthcare-related expenses when compared to the same period in the prior year.

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be primarily attributed to increases in other non-interest expense, FDIC insurance, and loan expenses, partially offset by a decrease in professional services. The increase in other non-interest expense was primarily attributed to the recapture of $0.2 million of accrued expenses related to a telecom contract dispute in the second quarter of 2022. The increase in FDIC insurance can be primarily attributed to an increase in the assessment rate effective January 1, 2023. The increase in loan expenses was mostly attributable to a decrease in the deferred costs recognized for dealer flat fees related to the Corporation's indirect auto lending portfolio, when compared to the same period in the prior year. The decrease in professional services was primarily due to decreased spending as well as the timing of consulting engagements during the first six months of 2023, when compared to the same period in the prior year.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2023	2022	Change	Percentage Change
Compensation expense:
Salaries and wages	$13,487	$12,279	$1,208	9.8%
Pension and other employee benefits	3,488	3,655	(167)	(4.6)%
Other components of net periodic pension and postretirement benefits	(348)	(811)	463	(57.1)%
Total compensation expense	16,627	15,123	1,504	9.9%

Non-compensation expense:
Net occupancy	2,905	2,796	109	3.9%
Furniture and equipment	879	847	32	3.8%
Data processing	4,854	4,655	199	4.3%
Professional services	1,042	1,185	(143)	(12.1)%
Amortization of intangible assets	—	15	(15)	(100.0)%
Marketing and advertising	502	460	42	9.1%
Other real estate owned expenses	39	(29)	68	234.5%
FDIC insurance	1,083	598	485	81.1%
Loan expenses	540	391	149	38.1%
Other	3,278	2,969	309	10.4%
Total non-compensation expense	15,122	13,887	1,235	8.9%
Total non-interest expense	$31,749	$29,010	$2,739	9.4%

Total non-interest expense for the six months ended June 30, 2023 increased $2.7 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For the six months ended June 30, 2023, non-interest expense to average assets was 2.42%, compared to 2.39% for the same period in the prior year.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be mostly attributable to increases in salaries and wages and other components of net periodic pension and postretirement benefits, and partially offset by a decrease in pension and other employee benefits. The increase in salaries and wages was primarily due to base salary increases, an increase in restricted stock expense, and an increase in the market value of the Corporation's deferred compensation plan, when compared to the same period in the prior year. The increase in pension and other components of net periodic pension and postretirement benefits was primarily due to actuarial adjustments related to the Corporation's pension plans. The decrease in pension and other employee benefits was attributable to a decrease in healthcare-related expenses, when compared to the same period in the prior year.

Non-compensation expense
The increase in non-compensation expense can mostly be attributable to increases in FDIC insurance expense, other non-interest expense, data processing, and loan expenses, offset by a decrease in professional services. The increase in FDIC insurance expense was primarily attributable to an increase in the assessment rate effective January 1, 2023. The increase in other-non interest expense was primarily attributable to the recapture of $0.2 million of accrued expenses related to a telecom contract dispute in the second quarter of 2022. The increase in data processing expense was attributable to additional expenditures related to cybersecurity improvement initiatives, and increased software expenses. The increase in loan expenses was primarily attributable to an increase in dealer flat fee expenses when compared to the same period in the prior year. The decrease in professional services was primarily due to decreased spending as well as the timing, of consulting engagements during the first six months of 2023, when compared to the same period in the prior year.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2023	2022	Change	Percentage Change
Income before income tax expense	$7,893	$10,362	$(2,469)	(23.8)%
Income tax expense	1,613	2,338	(725)	(31.0)%
Effective tax rate	20.4%	22.6%

Income tax expense for the three months ended June 30, 2023 and 2022 were $1.6 million and $2.3 million, respectively. The decrease in income tax expense was due primarily to a decrease of $2.0 million in income before income tax expense. The effective income tax rate decreased from 22.6% for the second quarter of 2022 to 20.4% for the second quarter of 2023.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2023	2022	Change	Percentage Change
Income before income tax expense	$17,150	$19,179	$(2,029)	(10.6)%
Income tax expense	3,600	4,288	(688)	(16.0)%
Effective tax rate	21.0%	22.4%

Income tax expense for the six months ended June 30, 2023 and 2022 were $3.6 million and $4.3 million, respectively. The decrease in income tax expense was due primarily to a decrease of $2.0 million in income before income tax expense. The effective income tax rate decreased from 22.4% for the six months ended June 30, 2022 to 21.0% for the six months ended June 30, 2023.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	June 30, 2023	December 31, 2022	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$54,226	$55,869	$(1,643)	(2.9)%
Total investment securities, FHLB, and FRB stock	615,286	646,040	(30,754)	(4.8)%

Loans, net of deferred loan fees	1,893,906	1,829,448	64,458	3.5%
Allowance for credit losses	(20,172)	(19,659)	(513)	2.6%
Loans, net	1,873,734	1,809,789	63,945	3.5%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	109,603	112,031	(2,428)	(2.2)%
Total assets	$2,674,673	$2,645,553	$29,120	1.1%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,390,194	$2,327,227	$62,967	2.7%
Advances and other debt	53,949	99,137	(45,188)	(45.6)%
Other liabilities	53,104	52,801	303	0.6%
Total liabilities	2,497,247	2,479,165	18,082	0.7%

Total shareholders’ equity	177,426	166,388	11,038	6.6%
Total liabilities and shareholders’ equity	$2,674,673	$2,645,553	$29,120	1.1%

Cash and Cash Equivalents
The decrease in cash and cash equivalents can be attributed to changes in loans, deposits, borrowings, and securities.

Investment securities
The decrease in investment securities can be mostly attributed to $30.9 million in paydowns and maturities in the securities available for sale portfolio, offset by an increase in the fair value of the available for sale portfolio of $0.7 million.

Loans, net
The increase in loans, net of deferred loan fees, can be primarily attributed to increases of $51.6 million in commercial mortgages, $11.9 million in consumer loans, and $1.5 million in commercial and industrial loans, offset by a decrease of $0.6 million in residential mortgages.

Allowance for Credit Losses
The increase in the allowance for credit losses can be primarily attributed to the $0.4 million in adjustments made upon the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), and additional provisioning related to increased loan volume. These increases were offset by decreased requirements forecasted by the model due to more favorable economic projections, notably a decrease in the FOMC's forecasted U.S. unemployment rate for year-end 2023 from 4.6% in January to 4.1% in June, as well as an improvement in the FOMC's projected U.S. Gross Domestic Product growth rate from 0.5% to 1.0%. As of January 1, 2023, the Corporation recognized a $1.5 million one-time implementation adjustment, of which $1.1 million reflected the addition of an allowance for credit losses on unfunded commitments, which is included in other liabilities on the consolidated balance sheet.

Other Assets
The decrease in other assets can be primarily attributed to decreases of $1.2 million in the deferred tax asset, $0.7 million in interest rate swap assets, and $0.2 million in prepaid dealer flat fees.

Deposits
The increase in deposits can be attributed to increases of $112.0 million in brokered deposits, $31.1 million in time deposits, and $1.7 million in interest-bearing demand deposit accounts, offset by decreases of $61.7 million in non-interest bearing demand deposits, $10.9 million in insured money market accounts, and $9.3 million in savings deposits.

Advances and Other Debt
The decrease in advances and other debt can be primarily attributed to a decrease in overnight FHLBNY borrowing.

Other liabilities
The increase in other liabilities can be primarily attributed to an increase of $2.0 million in accrued interest payable on time deposits, including brokered deposits, and the addition of a $1.0 million allowance due to adoption of ASU 2016-13 on January 1, 2023 related to unfunded commitments, offset by decreases of $1.2 million in income tax liability, $0.7 million in interest rate swap liabilities, and a $0.4 million actuarial adjustment to the pension reserve.

Shareholders’ equity
Shareholders’ equity was $177.4 million at June 30, 2023 compared to $166.4 million at December 31, 2022. The increase can be primarily attributed to an increase of $9.6 million in retained earnings and a decrease in accumulated other comprehensive loss of $0.5 million. The decrease in accumulated other comprehensive loss can be primarily attributed to an increase in the fair market value of the securities portfolio. The increase in retained earnings can be primarily attributed to net income of $13.6 million, offset by $2.9 million in dividends declared, and a $1.5 million one-time adjustment due to the implementation of CECL, during the six months ended June 30, 2023.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.166 billion at June 30, 2023, including $363.3 million of assets held under management or administration for the Corporation, compared to $2.053 billion at December 31, 2022, including $346.5 million of assets held under management or administration for the Corporation, an increase of $113.0 million, or 5.5%, due to an increase in assets under management, due primarily to broad improvements in financial markets.

Securities

The Corporation’s Funds Management Policy includes an investment policy that in general, requires debt securities purchased for the bond portfolio to carry a minimum agency rating of "Baa." After an independent credit analysis is performed, the policy also allows the Corporation to purchase local municipal obligations that are not rated. The Corporation intends to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public deposits, repurchase agreements, and other types of transactions. Fluctuations in the fair value of the Corporation’s securities relate primarily to changes in interest rates. Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.
The available for sale segment of the securities portfolio totaled $604.3 million at June 30, 2023, a decrease of $28.3 million, or 4.5%, from $632.6 million at December 31, 2022. The decrease can be mostly attributed to $30.9 million in paydowns, offset by an increase in the fair value of the portfolio of $0.7 million. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit. These securities totaled $1.8 million at June 30, 2023 and $2.4 million at December 31, 2022.
Non-marketable equity securities at June 30, 2023 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million and $4.5 million, respectively. Non-marketable equity securities at December 31, 2022 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million and $6.4 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, certain loans made with modifications to borrowers experiencing financial difficulty, and other real estate owned, (iv) impaired loans, and (v) potential problem loans. Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2022 to June 30, 2023 ($ in thousands):

LOAN COMPOSITION
	June 30, 2023	% of Total Loans	December 31, 2022	% of Total Loans	Dollar Change	Percentage Change
Commercial and agricultural:
Commercial and industrial	$253,501	13.4%	$252,044	13.8%	$1,457	0.6%
Agricultural	305	—%	249	—%	56	22.5%
Commercial mortgages:
Construction	124,942	6.5%	108,243	5.9%	16,699	15.4%
Commercial mortgages	923,585	48.8%	888,670	48.7%	34,915	3.9%
Residential mortgages	285,084	15.1%	285,672	15.6%	(588)	(0.2)%
Consumer loans:
Home equity lines and loans	85,283	4.5%	81,401	4.4%	3,882	4.8%
Indirect consumer loans	210,532	11.1%	202,124	11.0%	8,408	4.2%
Direct consumer loans	10,674	0.6%	11,045	0.6%	(371)	(3.4)%
Total	$1,893,906	100.0%	$1,829,448	100.0%	$64,458	3.5%

Portfolio loans totaled $1.894 billion at June 30, 2023, an increase of $64.5 million, or 3.5%, from $1.829 billion at December 31, 2022. The increase in loans can be attributed to increases of $51.6 million in commercial mortgage loans, $8.4 million in indirect consumer loans, $3.5 million in other consumer loans, and $1.5 million in commercial and industrial loans, offset by a decrease of $0.6 million in residential mortgages.

Residential mortgage loans totaled $285.1 million at June 30, 2023, a decrease of $0.6 million, or 0.2%, from December 31, 2022. During the six months ended June 30, 2023, $14.9 million of residential mortgages were originated, of which $1.3 million were sold in the secondary market to Freddie Mac. Indirect consumer loans totaled $210.5 million at June 30, 2023, an increase of $8.4 million, or 4.2%, from December 31, 2022, as consumer demand for automobiles remains strong, and prices remain elevated when compared to pre-pandemic levels.

The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	June 30, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Chemung Canal Trust Company*^	$749,911	$731,344	$639,144	$658,468	$576,399
Capital Bank Division	1,143,995	1,098,104	879,105	877,995	732,820
Total loans	$1,893,906	$1,829,448	$1,518,249	$1,536,463	$1,309,219
* All loans, excluding those originated by the Capital Bank division.
^ Includes $83.3 million and $79.8 million as of June 30, 2023 and December 31, 2022, respectively, in the Western New York market.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Specific industries are identified using NAICS codes. The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At June 30, 2023 and December 31, 2022, commercial loans to borrowers involved in the real estate, and real estate rental and leasing businesses were 50.5% and 48.3% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of June 30, 2023 and December 31, 2022.

The table below shows the maturity of loans outstanding as of June 30, 2023. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$63,076	$114,028	$72,697	$3,700	$253,501
Agricultural	79	52	174	—	305
Commercial mortgages:
Construction	31,500	31,387	60,558	1,497	124,942
Commercial mortgages	28,183	222,298	639,184	33,920	923,585
Residential mortgages	5,776	9,959	122,002	147,347	285,084
Consumer loans:
Home equity lines and loans	278	5,616	56,688	22,701	85,283
Indirect consumer loans	1,870	88,561	120,099	2	210,532
Direct consumer loans	354	6,429	2,170	1,721	10,674
Total	$131,116	$478,330	$1,073,572	$210,888	$1,893,906

Loans maturing with:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Fixed interest rates	$303,411	$494,672	$105,651	$903,734
Variable interest rates	174,919	578,900	105,237	859,056
Total	$478,330	$1,073,572	$210,888	$1,762,790
Non-Performing Assets
Non-performing assets consist of non-accrual loans and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Effective January 1, 2023, the Corporation adopted ASU 2022-02, which eliminated troubled debt restructuring accounting guidance. Prior to adoption, non-accrual troubled debt restructurings were considered to be non-performing assets. The Corporation monitors loan modifications made to borrowers deemed to be experiencing financial difficulty. As of June 30, 2023, there were two loans being monitored under ASU 2022-02 guidance, one of which was accruing, and one of which was non-accrual, and therefore included in non-performing loans.
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

The following table summarizes the Corporation's non-performing assets ($ in thousands):

NON-PERFORMING ASSETS
	June 30, 2023	December 31, 2022
Non-accrual loans	$7,304	$4,143
Non-accrual troubled debt restructurings	—	4,035
Total non-performing loans	7,304	8,178
Other real estate owned	167	195
Total non-performing assets	$7,471	$8,373

Ratio of non-performing loans to total loans	0.39%	0.45%
Ratio of non-performing assets to total assets	0.28%	0.32%
Ratio of allowance for credit losses to non-performing loans	276.17%	240.39%

Accruing loans past due 90 days or more (1)	$—	$1
Accruing troubled debt restructurings (1)	$—	$1,405
(1) Not included in non-performing assets above.

Non-Performing Loans
Non-performing loans totaled $7.3 million, or 0.39% of total loans at June 30, 2023, compared to $8.2 million, or 0.45% of total loans at December 31, 2022. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $7.5 million, or 0.28% of total assets, at June 30, 2023, compared to $8.4 million, or 0.32% of total assets, at December 31, 2022. The decrease in non-performing loans can mostly be attributed to the partial charge-off of a commercial and industrial loan, and significant paydown activity among a group of commercial real estate properties in the six month period ended June 30, 2023. The decrease in non-performing assets can be attributed to the decrease in non-performing loans.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. Previously, the Corporation applied troubled debt restructuring (TDR) accounting guidance for loan modifications made to borrowers experiencing financial difficulty, where a concession was made by the Corporation. Effective January 1, 2023, the Corporation adopted ASU 2022-02, which supersedes TDR guidance. The Corporation monitors modifications made to borrowers experiencing financial difficulty in which the contractual cash flows were directly impacted. Modifications that are included under this guidance include principal reductions, reductions in the effective interest rate, term extensions, or a combination thereof. ASU 2022-02 was implemented on a prospective basis, and as of June 30, 2023, the Corporation had two loans that were modified under the new accounting guidance, a term extension on a commercial mortgage, and a four month payment delay deemed to be greater than insignificant on a commercial mortgage. As of June 30, 2023, the commercial mortgage that was given a term extension was considered to be performing, while the commercial mortgage that was given a payment delay is on non-accrual.

Individually Analyzed Loans
A loan is classified for individual analysis, when based on current information and events, management has determined that it no longer exhibits risk characteristics consistent with its designated pool. This differs from the definition of loans considered to be impaired at December 31, 2022. The amortized cost basis of individually analyzed loans at June 30, 2023 totaled $5.9 million, compared to impaired loans of $7.5 million at December 31, 2022. Included in the amortized cost basis of individually analyzed loans at June 30, 2023, were loans totaling $1.6 million for which impairment allowances of $1.1 million have been specifically allocated to the allowance for credit losses. As of December 31, 2022, the impaired loan total included $1.3 million of loans for which specific impairment allowances of $1.1 million were allocated to the allowance for loan losses.
The majority of the Corporation's individually analyzed loans are secured and measured for credit loss based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to require individual analysis. A measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. Upon receipt and review of updated appraisals, an additional measurement is performed to determine if any adjustments are necessary to reflect proper provisioning or charge-offs. Individually analyzed loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. Real estate values in each of the Corporation's market areas have remained stable. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

Allowance for Credit Losses
The allowance for credit losses is an amount that management believes will be adequate to absorb the estimated lifetime credit losses inherent in assets exhibiting credit risk as of the measurement date. The allowance is in conformity with the requirements established by ASC 326-Financial Instruments-Credit Losses. The new ACL guidance was adopted effective January 1, 2023, and is a departure from the allowance for loan losses (ALLL) that the Corporation previously estimated using an incurred loss methodology. The allowance covers loans, unfunded commitments, and certain debt securities exhibiting credit risk potential, and incorporates both quantitative and qualitative components.
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
Quantitative analysis is based on an estimated discounted cash flow analysis (DCF) performed at the loan level. The modeled reserve requirement equals the difference between the book balance of the instrument at the measurement date and the present value of assumed cash flows for the life of the loan. The underlying assumptions of the DCF are based on the relationship between a projected value of an economic indicator, and the implied historical loss experience amongst a group of curated peers. The Corporation utilized a regression analysis to determine suitable loss drivers for each pool of loans. Based on these results, a probability of default (PD) and loss given default (LGD), is assigned to each potential value of an economic indicator for each pool of loans, and is then applied to the portfolio to derive the statistical loss implications thereof. A hypothetical loss for each period of the DCF, as well as implied recovery of past losses, is incorporated into the DCF. The Corporation relies on FOMC data as the source for its readily available and reasonable economic forecast. The forecasted values are applied over a four quarter period, and revert back to the historic mean of a lookback period over an eight period horizon, on a straight-line basis.
Qualitative adjustments represent management's expectation of certain risks not being captured entirely in the quantitative portion of the model. Qualitative adjustment rates are applied to each instrument within a pool on a consistent basis. Factors considered as part of the qualitative adjustment analysis include economic considerations potentially not captured by the model, changes in conditions within the Bank such as lending standards, personnel, concentrations of credit, among others, as well as other external factors such as change in the regulatory and competitive landscape.
The allowance for credit losses is increased through a provision for credit losses, which is charged to operations. Separate provision accounts have been established for on-balance sheet credit exposures and off-balance sheet credit exposures, and are combined in the line item "Provision for credit losses" on the Corporation's Consolidated Statements of Income. Loans are charged against the allowance for credit losses when management believes that the collectability of all or a portion of the principal is unlikely. Management's evaluation of the adequacy of the allowance for credit losses is performed on a periodic basis and takes into consideration such factors as the outcomes of the quantitative analysis, a review of specific individually analyzed loans, and considerations for qualitative adjustments. While management uses available information to recognize losses on credits, future additions to the allowance may be necessary based on changing economic conditions or portfolio composition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for credit losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
The allowance for credit losses was $20.2 million at June 30, 2023, and $19.7 million at December 31, 2022. The allowance for credit losses was 276.17% of non-performing loans at June 30, 2023 compared to 240.39% at December 31, 2022. The ratio of allowance for credit losses to total loans was 1.07% at June 30, 2023, and December 31, 2022. The increase in the allowance for credit losses was attributable to the impact of the implementation of ASU 2016-13, as well as increased loan volume. The quantitative portion of the ACL model was impacted by an improvement in the FOMC forecasted unemployment rate, which offset additional provisioning relating to loan growth and positive qualitative adjustments to certain pooled segments. Net charge-offs for the six months ended June 30, 2023 were $0.4 million, compared to net charge-offs for the six months ended June 30, 2022 of $0.7 million.

The table below summarizes the Corporation’s allowance for credit losses and non-accrual loans outstanding by loan category at June 30, 2023, and the allowance for loan losses and non-accrual loans outstanding by loan category at December 31, 2022 (in thousands):

ALLOWANCE BY LOAN CATEGORY

Balance at June 30, 2023	Allowance for credit losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	$4,121	1.62%	$1,565	0.62%	263.32%
Commercial mortgages	10,994	1.05%	3,534	0.34%	311.09%
Residential mortgages	1,905	0.67%	926	0.32%	205.72%
Consumer loans	3,152	1.03%	1,279	0.42%	246.44%
Total	$20,172	1.07%	$7,304	0.39%	276.17%

Balance at December 31, 2022	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	$3,373	1.34%	$1,946	0.77%	173.33%
Commercial mortgages	11,576	1.16%	3,933	0.39%	294.33%
Residential mortgages	1,845	0.65%	986	0.35%	187.12%
Consumer loans	2,865	0.97%	1,313	0.45%	218.20%
Total	$19,659	1.07%	$8,178	0.45%	240.39%
[1] Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios at June 30, 2023 and December 31, 2022:

Consolidated Ratios	June 30, 2023	December 31, 2022
Non-performing loans to total loans	0.39%	0.45%
Allowance for credit losses to total loans	1.07%	1.07%
Allowance for credit losses, inclusive of unfunded commitments, to total loans	1.13%	1.07%
Allowance for credit losses to non-performing loans	276.17%	240.39%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the six months ended June 30, 2023 and June 30, 2022:

Credit Ratios	June 30, 2023	June 30, 2022
Commercial and agricultural	0.08%	—%
Commercial mortgages	—%	0.08%
Residential mortgages	—%	—%
Consumer loans	0.07%	0.01%
Total	0.04%	0.08%

The table below summarizes the Corporation’s credit loss experience for the six months ended June 30, 2023 and 2022 (in thousands):

SUMMARY OF CREDIT LOSS EXPERIENCE
	Six Months Ended June 30,
	2023	2022
Balance of allowance for credit losses at beginning of period	$19,659	$21,025
Impact of ASC 326 Adoption	374	—
Charge-offs:
Commercial and agricultural	199	20
Commercial mortgages	—	687
Residential mortgages	—	—
Consumer loans	437	322
Total charge-offs	$636	$1,029

Recoveries:
Commercial and agricultural	8	30
Commercial mortgages	1	2
Residential mortgages	—	—
Consumer loans	212	346
Total recoveries	$221	$378

Net charge-offs (recoveries)	415	651
Provision (credit) for credit losses on-balance sheet exposure[1]	554	(2,889)

Balance of allowance for credit losses at end of period	$20,172	$17,485
1 Additional provision related to off-balance sheet exposure was a credit of $41 thousand for the six months ended June 30, 2023.

Other Real Estate Owned

OREO totaled $0.2 million at June 30, 2023, and December 31, 2022, respectively. There was one residential mortgage property added to, and two residential mortgages properties sold, from other real estate owned in the first six months of 2023.

Deposits

The table below summarizes the Corporation’s deposit composition by segment at June 30, 2023, and December 31, 2022, and the dollar and percent change from December 31, 2022 to June 30, 2023 (in thousands):

DEPOSITS
					June 30, 2023 v. December 31, 2022
	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non-interest-bearing demand deposits	$671,643	28.1%	$733,329	31.4%	$(61,686)	(8.4)%
Interest-bearing demand deposits	273,380	11.4%	271,645	11.7%	1,735	0.6%
Money market accounts	629,985	26.4%	640,840	27.5%	(10,855)	(1.7)%
Savings deposits	269,700	11.3%	279,029	12.0%	(9,329)	(3.3)%
Certificates of deposit $250,000 or less	289,547	12.1%	272,182	11.7%	17,365	6.4%
Certificates of deposit greater than $250,000	43,036	1.8%	31,547	1.4%	11,489	36.4%
Brokered deposits	185,492	7.8%	73,452	3.2%	112,040	152.5%
Other time deposits	27,411	1.1%	25,203	1.1%	2,208	8.8%
Total	$2,390,194	100.0%	$2,327,227	100.0%	$62,967	2.7%

Deposits totaled $2.390 billion at June 30, 2023 compared to $2.327 billion at December 31, 2022, an increase of $63.0 million, or 2.7%. The increase was primarily attributable to increases of $112.0 million in brokered deposits, $31.1 million in time deposits excluding brokered deposits, and $1.7 million in interest-bearing demand deposits, offset by decreases of $61.7 million in non-interest bearing demand deposits, $10.9 million in insured money market accounts, and $9.3 million in savings deposits. The growth in deposits was due primarily to increases of $112.0 million in brokered deposits and $43.9 million in ICS deposits, offset by decreases of $26.6 million in CDARS deposits, $26.7 million in public deposits, $22.7 million in consumer deposits, and $17.5 million in commercial deposits. At June 30, 2023, demand deposit and money market accounts comprised 65.9% of total deposits compared to 70.7% at December 31, 2022. The aggregate amount of the Corporation's outstanding uninsured deposits, was 25.7% and 30.1% of total deposits, as of June 30, 2023 and December 31, 2022, respectively.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	June 30, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Chemung Canal Trust Company*	$2,006,542	$1,892,020	$1,739,826	$1,686,370	$1,317,225
Capital Bank Division	383,652	435,207	415,607	351,404	254,913
Total	$2,390,194	$2,327,227	$2,155,433	$2,037,774	$1,572,138
*All deposits, excluding those originated by the Capital Bank division.

In addition to consumer, commercial, and public deposits, other sources of funds include reciprocal brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Brokered deposits include funds obtained through brokers. Deposits obtained through the CDARS and ICS programs were $385.5 million as of June 30, 2023, including $185.5 million of brokered deposits, and $368.2 million as of December 31, 2022, which included $73.5 million of brokered deposits.

The Corporation’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquiring deposits by entering new markets through branch acquisitions or de novo branching, (ii) an annual checking account marketing campaign, (iii) training branch employees to identify and meet client financial needs with Bank products and services, (iv) linking business and consumer loans to the customer's primary checking account at the Bank, (v) aggressively promoting direct deposit of client’s payroll checks or benefit checks and (vi) constantly monitoring the Corporation’s pricing strategies to ensure competitive products and services. The Corporation also considers brokered deposits to be an element of its deposit strategy and uses brokered deposits as a secondary source of funding to support growth.

Borrowings

Borrowings decreased $45.2 million to $53.9 million at June 30, 2023 from December 31, 2022, primarily attributable to a decrease in FHLBNY overnight advances of $45.1 million when compared to December 31, 2022. There were no outstanding FHLBNY term advances as of and for the six months and year ended June 30, 2023, and December 31, 2022, respectively.

Shareholders’ Equity

Total shareholders' equity increased $11.0 million from $166.4 million at December 31, 2022 to $177.4 million at June 30, 2023, primarily due to an increase in retained earnings and a decrease in accumulated other comprehensive loss. The increase in retained earnings of $9.6 million was due primarily to earnings of $13.6 million, offset by $2.9 million in dividends declared, and a $1.5 million one-time adjustment due to the implementation of CECL, during the six months ended June 30, 2023. The decrease in accumulated other comprehensive loss of $0.5 million can be mostly attributed to an increase in the fair market value of the available for sale securities portfolio. Treasury stock decreased $0.6 million, primarily due to the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 6.63% at June 30, 2023 compared to 6.29% at December 31, 2022. The tangible equity to tangible assets ratio was 5.87% at June 30, 2023 compared to 5.51% at December 31, 2022. Book value per share increased to $37.49 at June 30, 2023 from $35.32 at December 31, 2022.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of June 30, 2023, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased in the second quarter of 2023. As of June 30, 2023, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares at June 30, 2023.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of deposit clients, borrowers, and the operating, investing, and financing activities of the Corporation. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $250,000 or more, brokered deposits, securities sold under agreements to repurchase, and other borrowings.

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

At June 30, 2023, the Corporation's cash and cash equivalents balance was $54.2 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities, U.S. Gov't Treasury securities, Small Business Administration loan pools, and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of June 30, 2023, the Corporation's investment in securities available for sale was $604.3 million, $298.2 million of which was not pledged as collateral.

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. The Bank has pledged $231.1 million and $228.4 million of first mortgage loans under a blanket lien arrangement at June 30, 2023 and December 31, 2022, respectively, as collateral for future borrowings. Based on this available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $244.7 million and $195.6 million at June 30, 2023 and December 31, 2022, respectively. The Corporation borrowed $50.8 million and $95.8 million with FHLBNY overnight advances as of June 30, 2023 and December 31, 2022, respectively. The Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $193.9 million as of June 30, 2023.

Uninsured deposits totaled $613.7 million as of June 30, 2023, and $700.9 million as of December 31, 2022, which included $130.6 million and $152.9 million of municipal deposits that were collateralized by pledged assets, respectively. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions due to their fluidity.

The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. Brokered deposits were $185.5 million and $73.5 million, as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the Corporation has entered into brokered deposit arrangements with terms of four, thirteen, and twenty-six weeks.

The Corporation also had a total of $60.0 million of unsecured lines of credit with five different financial institutions, all of which was available at June 30, 2023, and $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at December 31, 2022.

The table below summarizes the Corporation’s unused funding capacity by source as of the dates indicated (in thousands):

ADDITIONAL FUNDING RESOURCES
	June 30, 2023	December 31, 2022
Federal Home Loan Bank of New York	$193,944	$99,761
Correspondent bank lines	60,000	68,000
Brokered deposits available per policy limit	81,975	174,465
Unpledged investment securities, at fair value	298,227	420,671
Total Additional Funding Resources	$634,146	$762,897

On March 12, 2023, the Treasury Department, Federal Reserve, and FDIC jointly announced a new liquidity program, the Bank Term Funding Program (BTFP), in response to the failure of two banks earlier that week. Under the BTFP, institutions can pledge certain securities (i.e., securities eligible for purchase by the Federal Reserve Banks in open market operations) for the par value of the securities at a borrowing rate of ten basis points over the one-year overnight index swap rate. There will be no fees with the advance. Certain U.S. federally insured depository institutions are eligible to participate in the BTFP. The Bank is eligible to participate but as of June 30, 2023, the Bank has not participated in the BTFP. The advances, which may have a term of up to one year, may be prepaid by the borrowing institution at any time (including for purposes of refinancing) without penalty. Also available to the Corporation is the Discount Window Lending provided by the Federal Reserve Bank. As of June 30, 2023, the Bank had no collateral held at the Federal Reserve Bank. The Corporation is continually reviewing the option to utilize these sources.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$17,865	$17,885
Net cash used in investing activities	(34,694)	(70,245)
Net cash provided by financing activities	15,186	55,147
Net increase (decrease) in cash and cash equivalents	$(1,643)	$2,787

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first six months of 2023 and 2022 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first six months of 2023 predominantly resulted from a net increase in loans, offset by maturities and principal paydowns on securities available for sale. Cash used in investing activities during the first six months of 2022 predominantly resulted from a net increase in loans and purchases of securities available for sale, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first six months of 2023 predominantly resulted from a net repayment of overnight advances held at the end of the prior quarter, offset by a net increase in deposits. Cash provided by financing activities during the first six months of 2022 predominantly resulted from a net increase in deposits, offset by the repayment of overnight advances held at the end of the prior quarter.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of June 30, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of June 30, 2023, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of June 30, 2023 and December 31, 2022 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of June 30, 2023 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$251,561	12.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$241,661	12.45%	$155,248	8.00%	$203,763	10.50%	$194,060	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$230,348	11.87%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$220,447	11.36%	$116,436	6.00%	$164,951	8.50%	$155,248	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$230,348	11.87%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$220,447	11.36%	$87,327	4.50%	$135,842	7.00%	$126,139	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$230,348	8.48%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$220,447	8.13%	$108,509	4.00%	N/A	N/A	$135,637	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2022 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$239,478	12.57%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$230,560	12.10%	$152,414	8.00%	$200,044	10.50%	$190,518	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$219,820	11.54%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	11.07%	$114,311	6.00%	$161,940	8.50%	$152,414	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$219,820	11.54%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	11.07%	$85,733	4.50%	$133,363	7.00%	$123,837	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$219,820	8.23%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	7.91%	$106,616	4.00%	N/A	N/A	$133,270	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At June 30, 2023, the Bank could, without prior approval, declare dividends of approximately $51.1 million.

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

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures, because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of other companies. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies.

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

						As of the
(in thousands, except ratio data)	As of the Three Months Ended					Six Months Ended
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Net interest income (GAAP)	$18,595	$19,947	$20,871	$18,990	$17,641	$38,542	$34,318
Fully taxable equivalent adjustment	92	98	112	112	103	191	202
Fully taxable equivalent net interest income (non-GAAP)	$18,687	$20,045	$20,983	$19,102	$17,744	$38,733	$34,520

Average interest-earning assets (GAAP)	$2,609,893	$2,592,709	$2,550,834	$2,457,218	$2,395,704	$2,601,349	$2,383,557

Net interest margin - fully taxable equivalent (non-GAAP)	2.87%	3.14%	3.26%	3.08%	2.97%	3.00%	2.92%

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

						As of the
(in thousands, except ratio data)	As of the Three Months Ended					Six Months Ended
EFFICIENCY RATIO	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Net interest income (GAAP)	$18,595	$19,947	$20,871	$18,990	$17,641	$38,542	$34,318
Fully taxable equivalent adjustment	92	98	112	112	103	191	202
Fully taxable equivalent net interest income (non-GAAP)	$18,687	$20,045	$20,983	$19,102	$17,744	$38,733	$34,520

Non-interest income (GAAP)	$5,447	$5,423	$5,418	$5,036	$5,319	$10,870	$10,982
Less: net (gains) losses on security transactions	—	—	—	—	—	—	—
Adjusted non-interest income (non-GAAP)	$5,447	$5,423	$5,418	$5,036	$5,319	$10,870	$10,982

Non-interest expense (GAAP)	$15,913	$15,836	$15,693	$14,577	$14,342	$31,749	$29,010
Less: amortization of intangible assets	—	—	—	—	(4)	—	(15)
Adjusted non-interest expense (non-GAAP)	$15,913	$15,836	$15,693	$14,577	$14,338	$31,749	$28,995

Efficiency ratio (unadjusted)	66.19%	62.42%	59.69%	60.67%	62.47%	64.25%	64.04%
Efficiency ratio (adjusted)	65.94%	62.18%	59.44%	60.40%	62.17%	64.01%	63.72%

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

						As of or for the
(in thousands, except per share and ratio data)	As of or for the Three Months Ended					Six Months Ended
TANGIBLE EQUITY AND TANGIBLE ASSETS (PERIOD END)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Total shareholders' equity (GAAP)	$177,426	$177,341	$166,388	$155,518	$174,690	$177,426	$174,690
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible equity (non-GAAP)	$155,602	$155,517	$144,564	$133,694	$152,866	$155,602	$152,866

Total assets (GAAP)	$2,674,673	$2,654,183	$2,645,553	$2,551,418	$2,449,911	$2,674,673	$2,449,911
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,652,849	$2,632,359	$2,623,729	$2,529,594	$2,428,087	$2,652,849	$2,428,087

Total equity to total assets at end of period (GAAP)	6.63%	6.68%	6.29%	6.10%	7.13%	6.63%	7.13%
Book value per share (GAAP)	$37.49	$37.53	$35.32	$33.14	$37.24	$37.49	$37.24

Tangible equity to tangible assets at end of period (non-GAAP)	5.87%	5.91%	5.51%	5.29%	6.30%	5.87%	6.30%
Tangible book value per share (non-GAAP)	$32.88	$32.91	$30.69	$28.49	$32.59	$32.88	$32.59

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

						As of or for the
(in thousands, except ratio data)	As of or for the Three Months Ended					Six Months Ended
TANGIBLE EQUITY (AVERAGE)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Total average shareholders' equity (GAAP)	$180,357	$173,786	$160,740	$180,644	$178,207	$177,089	$190,841
Less: average intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,825)	(21,824)	(21,830)
Average tangible equity (non-GAAP)	$158,533	$151,962	$138,916	$158,820	$156,382	$155,265	$169,011

Return on average equity (GAAP)	13.97%	16.97%	18.36%	14.17%	18.06%	15.43%	15.73%
Return on average tangible equity (non-GAAP)	15.89%	19.40%	21.25%	16.12%	20.58%	17.60%	17.77%
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

						As of or for the
(in thousands, except per share and ratio data)	As of or for the Three Months Ended					Six Months Ended
NON-GAAP NET INCOME	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Reported net income (GAAP)	$6,280	$7,270	$7,439	$6,453	$8,024	$13,550	$14,891
Net (gains) losses on security transactions (net of tax)	—	—	—	—	—	—	—
Non- GAAP net income	$6,280	$7,270	$7,439	$6,453	$8,024	$13,550	$14,891

Average basic and diluted shares outstanding	4,729	4,721	4,698	4,692	4,690	4,725	4,690

Reported basic and diluted earnings per share (GAAP)	$1.33	$1.54	$1.58	$1.37	$1.72	$2.87	$3.18
Reported return on average assets (GAAP)	0.95%	1.12%	1.15%	1.02%	1.32%	1.03%	1.23%
Reported return on average equity (GAAP)	13.97%	16.97%	18.36%	14.17%	18.06%	15.43%	15.73%

Non-GAAP basic and diluted earnings per share	$1.33	$1.54	$1.58	$1.37	$1.72	$2.87	$3.18
Non-GAAP return on average assets	0.95%	1.12%	1.15%	1.02%	1.32%	1.03%	1.23%
Non-GAAP return on average equity	13.97%	16.97%	18.36%	14.17%	18.06%	15.43%	15.73%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At June 30, 2023, it is estimated that immediate decreases in interest rates of 100-basis points and 200-basis points would positively impact the next 12 months net interest income by 3.85% and 5.94% respectively. Immediate increases in interest rates of 100-basis points and 200-basis points would positively impact the next 12 months net interest income by 0.80% and 1.54% respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
100 basis points decrease	3.85%
200 basis points decrease	5.94%
100 basis points increase	0.80%
200 basis points increase	1.54%

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. At June 30, 2023, it is estimated that immediate decreases in interest rates of 100-basis points and 200-basis points would positively impact the market value of the Corporation’s capital account by 5.56% and 8.83% respectively. Immediate increases in interest rates of 100-basis points and 200-basis points would negatively impact the market value by 1.19% and 2.29% respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
100 basis points decrease	5.56%
200 basis points decrease	8.83%
100 basis points increase	(1.19)%
200 basis points increase	(2.29)%

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2023 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2023.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of June 30, 2023.

ITEM 1A.    RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock.
Recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank and First Republic Bank, and the liquidity management practices at Signature Bank, that resulted in the failure of those institutions have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These recent events and developments have, and could continue to, adversely impact the market price and volatility of our common stock. These recent events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our businesses. The cost of resolving the recent failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

ITEM 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2023	—	—	—	200,816
May 1 - May 31, 2023	—	—	—	200,816
June 1 - June 30, 2023	—	—	—	200,816
Quarter ended June 30, 2023	—	$—	—	200,816
(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of June 30, 2023 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

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

CHEMUNG FINANCIAL CORPORATION

DATED: August 10, 2023	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: August 10, 2023	By: /s/ Dale M. McKim, III
Dale M. McKim, III Chief Financial Officer and Treasurer (Principal Financial Officer)

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