Form 10-Q
period 2023-09-30
CHEMUNG FINANCIAL CORP
filed 2023-11-09
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2023

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
Yes: ☐ No: ☒
The number of shares of the registrant's common stock, $.01 par value, outstanding on November 1, 2023 was 4,722,636.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany, Saratoga, and Schenectady.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Employee Retention Tax Credit	The Employee Retention Tax Credit is a refundable payroll tax credit available to eligible employers as defined by the CARES Act of 2020, and amended by the Consolidated Appropriations Act of 2021 and American Rescue Plan Act of 2021.

Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprises	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.
RWA	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.

Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
TDR	Prior to the adoption of ASU 2022-02 on January 1, 2023, a TDR was deemed to occur when the Corporation modified the original terms of a loan agreement by granting a concession to a borrower that was experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from financial institutions	$52,563	$29,309
Interest-earning deposits in other financial institutions	23,017	26,560
Total cash and cash equivalents	75,580	55,869

Equity investments, at estimated fair value	2,811	2,830
Securities available for sale, at estimated fair value (amortized cost of $683,837, net of allowance for credit losses of $0 at September 30, 2023; and amortized cost of $729,198, net of allowance for credit losses on securities of $0 at December 31, 2022)	569,004	632,589
Securities held to maturity, estimated fair value of $1,779 at September 30, 2023 and $2,402 at December 31, 2022 (net of allowance for credit losses of $0 at September 30, 2023 and December 31, 2022, respectively)	1,804	2,424
FHLBNY and FRBNY Stock, at cost	4,053	8,197

Loans, net of deferred loan fees	1,930,688	1,829,448
Allowance for credit losses (1)	(20,252)	(19,659)
Loans, net	1,910,436	1,809,789

Premises and equipment, net	15,036	16,113
Operating lease right-of-use assets	5,850	6,449
Goodwill	21,824	21,824
Bank-owned life insurance	2,903	2,871
Interest rate swap assets	32,923	27,141
Accrued interest receivable and other assets	65,610	59,457

Total assets	$2,707,834	$2,645,553

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$683,348	$733,329
Interest-bearing	1,790,151	1,593,898
Total deposits	2,473,499	2,327,227

FHLBNY overnight advances	—	95,810
Long term finance lease obligation	3,120	3,327
Operating lease liabilities	6,028	6,620
Dividends payable	1,463	1,455
Interest rate swap liabilities	32,923	27,196
Accrued interest payable and other liabilities	20,737	17,530
Total liabilities	2,537,770	2,479,165

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2023 and December 31, 2022	53	53
Additional paid-in capital	47,974	47,331
Retained earnings	227,596	211,859
Treasury stock, at cost; 589,004 shares at September 30, 2023 and 615,448 shares at December 31, 2022	(16,880)	(17,598)
Accumulated other comprehensive loss	(88,679)	(75,257)
Total shareholders' equity	170,064	166,388

Total liabilities and shareholders' equity	$2,707,834	$2,645,553
(1)Effective January 1, 2023, the allowance calculation is based upon Current Expected Credit loss methodology. Prior to January 1, 2023, the allowance calculation was based upon incurred loss methodology. Refer to Note 1 for further discussion.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$25,033	$17,670	$71,113	$47,541
Taxable securities	3,537	2,982	10,750	8,533
Tax exempt securities	258	267	778	805
Interest-earning deposits	187	80	400	116
Total interest and dividend income	29,015	20,999	83,041	56,995
Interest expense:
Deposits	10,721	1,805	24,577	3,322
Borrowed funds	277	204	1,905	365
Total interest expense	10,998	2,009	26,482	3,687
Net interest income	18,017	18,990	56,559	53,308
Provision (credit) for credit losses (1)	449	1,255	962	(1,634)
Net interest income after provision for credit losses	17,568	17,735	55,597	54,942

Non-interest income:
WMG fee income	2,533	2,403	7,716	7,788
Service charges on deposit accounts	1,018	989	2,918	2,789
Interchange revenue from debit card transactions	1,141	1,126	3,468	3,462
Changes in fair value of equity investments	(68)	(93)	(99)	(448)
Net gains (losses) on sales of loans held for sale	67	7	90	106
Net gains on sales of other real estate owned	—	22	14	68
Income from bank-owned life insurance	11	12	32	34
Other	3,106	570	4,539	2,219
Total non-interest income	7,808	5,036	18,678	16,018

Non-interest expenses:
Salaries and wages	6,542	6,550	20,029	18,829
Pension and other employee benefits	1,979	2,024	5,467	5,679
Other components of net periodic pension and postretirement benefits	(174)	(413)	(522)	(1,224)
Net occupancy	1,337	1,269	4,242	4,065
Furniture and equipment	353	493	1,232	1,340
Data processing	2,480	2,087	7,334	6,742
Professional services	554	442	1,596	1,627
Amortization of intangible assets	—	—	—	15
Marketing and advertising	218	266	720	726
Other real estate owned	10	12	49	(17)
FDIC insurance	525	389	1,608	987
Loan expense	249	(64)	789	327
Other	1,595	1,522	4,873	4,491
Total non-interest expenses	15,668	14,577	47,417	43,587
Income before income tax expense	9,708	8,194	26,858	27,373
Income tax expense	2,060	1,741	5,660	6,029
Net income	$7,648	$6,453	$21,198	$21,344

Weighted average shares outstanding	4,736	4,692	4,729	4,691
Basic and diluted earnings per share	$1.61	$1.37	$4.48	$4.55

(1)Effective January 1, 2023, the allowance calculation is based upon Current Expected Credit loss methodology. Prior to January 1, 2023, the allowance calculation was based upon incurred loss methodology. Refer to Note 1 for further discussion.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$7,648	$6,453	$21,198	$21,344
Other comprehensive loss
Unrealized holding losses on securities available for sale	(18,893)	(33,266)	(18,224)	(99,431)
Tax effect	(4,952)	(8,719)	(4,776)	(26,050)
Net of tax amount	(13,941)	(24,547)	(13,448)	(73,381)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of net actuarial loss	12	16	36	41
Total before tax effect	12	16	36	41
Tax effect	4	5	10	11
Net of tax amount	8	11	26	30

Total other comprehensive loss	(13,933)	(24,536)	(13,422)	(73,351)

Comprehensive income (loss)	$(6,285)	$(18,083)	$7,776	$(52,007)
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2022	$53	$47,196	$200,870	$(18,084)	$(55,345)	$174,690
Net income	—	—	6,453	—	—	6,453
Other comprehensive loss	—	—	—	—	(24,536)	(24,536)
Restricted stock awards	—	153	—	—	—	153
Restricted stock units for directors' deferred compensation plan	—	95	—	—	—	95
Cash dividends declared ($0.31 per share)	—	—	(1,449)	—	—	(1,449)
Sale of 2,540 shares of treasury stock (a)	—	41	—	71	—	112
Forfeiture of 48 shares of restricted stock awards	—	2	—	(2)	—	—
Balances at September 30, 2022	$53	$47,487	$205,874	$(18,015)	$(79,881)	$155,518

Balances at June 30, 2023	$53	$47,740	$221,412	$(17,033)	$(74,746)	$177,426
Net income	—	—	7,648	—	—	7,648
Other comprehensive loss	—	—	—	—	(13,933)	(13,933)
Restricted stock awards	—	289	—	—	—	289
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Distribution of 2,981 shares of treasury stock grants for employee restricted stock awards	—	(86)	—	86	—	—
Cash dividends declared ($0.31 per share)	—	—	(1,464)	—	—	(1,464)
Sale of 2,359 shares of treasury stock (a)	—	26	—	67	—	93
Balances at September 30, 2023	$53	$47,974	$227,596	$(16,880)	$(88,679)	$170,064
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2022	$53	$46,901	$188,877	$(17,846)	$(6,530)	$211,455
Net income	—	—	21,344	—	—	21,344
Other comprehensive loss	—	—	—	—	(73,351)	(73,351)
Restricted stock awards	—	486	—	—	—	486
Restricted stock units for directors' deferred compensation plan	—	195	—	—	—	195
Distribution of 3,985 shares of treasury stock grants for employee restricted stock awards	—	(112)	—	112	—	—
Cash dividends declared ($0.93 per share)	—	—	(4,347)	—	—	(4,347)
Distribution of 8,575 shares of treasury stock for directors' compensation	—	(139)	—	244	—	105
Repurchase of 15,388 shares of common stock	—	—	—	(695)	—	(695)
Sale of 7,222 shares of treasury stock (a)	—	124	—	204	—	328
Forfeiture of 729 shares of restricted stock awards	—	32	—	(34)	—	(2)
Balances at September 30, 2022	$53	$47,487	$205,874	$(18,015)	$(79,881)	$155,518

Balances at January 1, 2023	$53	$47,331	$211,859	$(17,598)	$(75,257)	$166,388
Cumulative effect of accounting change (b)	—	—	(1,076)	—	—	(1,076)
Balances at January 1, 2023, as adjusted	53	47,331	210,783	(17,598)	(75,257)	165,312
Net income	—	—	21,198	—	—	21,198
Other comprehensive loss	—	—	—	—	(13,422)	(13,422)
Restricted stock awards	—	837	—	—	—	837
Restricted stock units for directors' deferred compensation plan	—	15	—	—	—	15
Distribution of 7,558 shares of treasury stock grants for employee restricted stock awards	—	(217)	—	217	—	—
Cash dividends declared ($0.93 per share)	—	—	(4,385)	—	—	(4,385)
Distribution of 8,492 shares of treasury stock for directors' compensation	—	(147)	—	243	—	96
Repurchase of 2,148 shares of common stock	—	—	—	(98)	—	(98)
Sale of 12,868 shares of treasury stock (a)	—	144	—	368	—	512
Forfeiture of 326 shares of restricted stock awards	—	11	—	(12)	—	(1)
Balances at September 30, 2023	$53	$47,974	$227,596	$(16,880)	$(88,679)	$170,064

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Due to implementation of ASC 326. See "Adoption of New Accounting Standards" discussion in Note 1.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2023	2022
Net income	$21,198	$21,344
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	599	588
Amortization of intangible assets	—	15
Provision (credit) for credit losses (1)	962	(1,634)
Loss on disposal of fixed assets	3	20
Depreciation and amortization of fixed assets	1,533	1,691
Amortization of premiums on securities, net	1,880	3,143
Gain on sales of loans held for sale, net	(90)	(106)
Proceeds from sales of loans held for sale	3,064	342
Loans originated and held for sale	(2,974)	160
Net gains on sale of other real estate owned	(14)	(68)
Fair value adjustment on other real estate owned	(3)	—
Net change in fair value of equity investments	99	448
Proceeds from sales of trading assets	39	36
Purchase of equity investments	(119)	(197)
Increase in other assets and accrued interest receivable	(1,350)	(19,518)
Increase in accrued interest payable	3,225	133
Expense related to restricted stock units for directors' deferred compensation plan	15	195
Expense related to employee restricted stock awards	837	486
Payments on operating leases	(592)	(568)
Net gain on interest rate swaps	(55)	(225)
(Decrease) increase in other liabilities	(964)	26,434
Income from bank owned life insurance	(32)	(34)
Net cash provided by operating activities	27,261	32,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	46,687	72,611
Proceeds from maturities and principal collected on securities held to maturity	619	1,306
Purchases of securities available for sale	(3,207)	(23,502)
Purchases of securities held to maturity	—	(735)
Purchase of FHLBNY and FRBNY stock	(42,878)	(3,175)
Redemption of FHLBNY and FRBNY stock	47,022	3,521
Proceeds from sales of fixed assets	—	125
Purchases of premises and equipment	(459)	(448)
Proceeds from sale of other real estate owned	154	279
Net increase in loans	(101,780)	(225,558)
Net cash used in investing activities	(53,842)	(175,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	(42,532)	23,600
Increase in time deposits	188,804	153,507
Net change in FHLB overnight advances	(95,810)	(13,860)
Payments made on finance leases	(207)	(200)
Purchase of treasury stock	(98)	(695)
Sale of treasury stock	512	328
Cash dividends paid	(4,377)	(4,347)
Net cash provided by financing activities	46,292	158,333
Net increase in cash and cash equivalents	19,711	15,442
Cash and cash equivalents, beginning of period	55,869	26,981
Cash and cash equivalents, end of period	$75,580	$42,423

(1)Effective January 1, 2023, the allowance calculation is based upon Current Expected Credit loss methodology. Prior to January 1, 2023, the allowance calculation was based upon incurred loss methodology. Refer to Note 1 for further discussion.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2023	2022
Cash paid for:
Interest	$23,257	$3,554
Income taxes	6,038	4,305

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	171	292
Dividends declared, not yet paid	1,463	1,450
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
The Corporation adopted the standard on January 1, 2023, and recognized a one-time cumulative-effect adjustment to retained earnings, of $1.5 million, or $1.1 million, net of tax effects, of which $1.1 million reflected the establishment of an allowance for credit losses on unfunded commitments, and $0.4 million reflected additional allowance related to the loan portfolio. No adjustment was recognized related to the securities portfolio.

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
The adoption of ASU 2016-13 had an initial impact on the allowance for credit losses on loans of $0.4 million, reflecting changes in the methodology when compared to the allowance for loan losses on loans at December 31, 2022. The increase represents an increase of $0.2 million in the allowance relating to commercial loans, the combined effect of changes to commercial & agricultural and commercial real estate, and an increase of $0.2 million in consumer loans, mostly in relation to indirect auto lending. The remainder of the adoption impact, or $1.1 million, related to the establishment of an allowance for credit losses for unfunded commitments.

Troubled Debt Restructurings and Vintage Disclosures - Topic 326
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation was required to apply the loan and refinancing restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs. The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The Corporation adopted the standard prospectively, beginning January 1, 2023, concurrently with the aforementioned ASU 2016-13, and its impact can be found within Note 4 to the consolidated financial statements. The Corporation established a methodology for identifying and reporting the financial impact of modifications made to borrowers who are deemed to be experiencing financial difficulty.

Reference Rate Reform - ASC 848
ASU No. 2022-06, Deferral of the Sunset Date of Topic 848, was issued in December 2022 and defers the date for which accounting relief can be applied under Topic 848. ASU 2022-06 applies to entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The objective of the guidance in Topic 848 is to ease the burden in accounting related to the recognition of the effects of reference rate reform on financial reporting. A sunset provision was included within Topic 848 based on expectations of when LIBOR would cease being published. The Corporation had adopted the accounting relief provisions of Topic 848 effective October 1, 2020. The amendments in ASU 2022-06 defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be able to apply the accounting relief in Topic 848. ASU 2022-06 was effective for all entities upon its issuance. The adoption of the provisions of Topic 848, as amended, did not have a material impact on the Corporation’s consolidated financial statements.

Accounting Standards Pending Adoption
Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative

ASU 2023-06, Disclosure Improvements, was issued in October 2023 and modifies the disclosure or presentation requirements of a variety of Topics in the Accounting Standards Codification, in response to SEC Release No. 33-10532, Disclosure Update and Simplifications, issued on August 17, 2018. The SEC identified several disclosure requirements that overlap with U.S. GAAP, but require incremental information to comply with disclosure standards in Regulations S-X and Regulation S-K. ASU 2023-06 codifies specific amendments to align the codification with SEC regulations. The effective date for each amendment is that date on which each disclosure requirement is removed from Regulation S-K and Regulation S-X. The Corporation anticipates that certain amendments will pertain to the Corporation's financial disclosures or presentation, but cannot determine with certainty which amendments are applicable until removal from Regulation S-K or Regulation S-X.

Use of Analogous Accounting Standards

Under U.S. GAAP, there is no specific guidance related to government assistance received by a for-profit entity that is not in the form of a loan, income tax credit, or revenue from a contract with a customer. Therefore, the Corporation must rely upon analogous accounting standards to determine appropriate treatment when such circumstances arise. The Corporation accounted for the recognition of the Employee Retention Tax Credit (ERTC) using ASC 958-605, Revenue Recognition for Not-for-Profit entities. ASC 958-10-15-1 specifies that certain Subtopics within ASC 958-605 also apply to business entities.

The Corporation considers the recognition of the ERTC to be analogous to the stipulations for "conditional contributions" under ASC 958-605-20. Conditional contributions have at least one barrier needing to be overcome before the recipient is entitled to the assets transferred or promised; there must be a right-of-return to the contributor; and barriers to the condition should be measurable. The Corporation recognized the gross amount of the ERTC through non-interest income during the period in which the barrier was overcome, identified as the period during which amended tax returns were filed. The Corporation incurred and recognized additional income tax expense during the period in relation to its amended tax returns.

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

Earnings per share were computed by dividing net income by 4,736 and 4,692 weighted average shares outstanding for the three month periods ended September 30, 2023 and 2022, respectively. Earnings per share were computed by dividing net income by 4,729 and 4,691 weighted average shares outstanding for the nine month periods ended September 30, 2023 and 2022, respectively. There were no common stock equivalents during the three and nine month periods ended September 30, 2023 or 2022.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$61,033	$—	$6,033	$—	$55,000
Mortgage-backed securities, residential	486,189	—	97,158	—	389,031
Obligations of states and political subdivisions	39,535	—	3,382	—	36,153
Corporate bonds and notes	25,750	—	5,405	—	20,345
SBA loan pools	71,330	96	2,951	—	68,475
Total	$683,837	$96	$114,929	$—	$569,004

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$61,800	$—	$6,225	$55,574
Mortgage-backed securities, residential	518,838	—	83,707	435,131
Obligations of states and political subdivisions	39,828	2	938	38,892
Corporate bonds and notes	25,750	—	3,780	21,970
SBA loan pools	82,982	155	2,116	81,022
Total	$729,198	$157	$96,766	$632,589

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	September 30, 2023
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$824	$—	$—	$—	$824
Time deposits with other financial institutions	980	—	25	—	955
Total	$1,804	$—	$25	$—	$1,779

	December 31, 2022
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$952	$—	$—	$952
Time deposits with other financial institutions	1,472	—	22	1,450
Total	$2,424	$—	$22	$2,402

The amortized cost and estimated fair value of debt securities are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	September 30, 2023
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$5,480	$5,243	$529	$523
After one, but within five years	101,840	91,028	635	616
After five, but within ten years	18,528	14,821	640	640
After ten years	470	406	—	—
	126,318	111,498	1,804	1,779
Mortgage-backed securities, residential	486,189	389,031	—	—
SBA loan pools	71,330	68,475	—	—
Total	$683,837	$569,004	$1,804	$1,779

There were no proceeds from sales and calls of securities resulting in gains or losses for the nine month periods ended September 30, 2023 and 2022.

The following tables summarize the investment securities available for sale with unrealized losses at September 30, 2023 and December 31, 2022 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$981	$14	$54,019	$6,019	$55,000	$6,033
Mortgage-backed securities, residential	—	—	389,031	97,158	389,031	97,158
Obligations of states and political subdivisions	16,794	1,460	19,359	1,922	36,153	3,382
Corporate bonds and notes	7,269	2,732	13,076	2,673	20,345	5,405
SBA loan pools	6,474	15	54,094	2,936	60,568	2,951
Total temporarily impaired securities	$31,518	$4,221	$529,579	$110,708	$561,097	$114,929

	Less than 12 months		12 months or longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$1,011	$30	$54,563	$6,195	$55,574	$6,225
Mortgage-backed securities, residential	79,891	7,621	355,240	76,086	435,131	83,707
Obligations of states and political subdivisions	37,847	938	—	—	37,847	938
Corporate bonds and notes	4,515	485	7,455	3,295	11,970	3,780
SBA loan pools	14,333	925	51,123	1,191	65,456	2,116
Total temporarily impaired securities	$137,597	$9,999	$468,381	$86,767	$605,978	$96,766

Assessment of Available for Sale Debt Securities for Credit Risk

Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying material unrealized losses as of September 30, 2023.

Obligations of U.S. Governmental agencies and sponsored enterprises:
At September 30, 2023, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Declines in fair value are attributable to changes in interest rates and illiquidity, not credit quality. The Corporation does not have the intent, and it is not likely to be required to, sell these securities prior to their anticipated recovery. Because the Corporation considers these obligations to carry zero loss estimates, no ACL has been recorded as of September 30, 2023.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviewed the collectability of these securities, taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. Therefore, the Corporation considers the potential credit risk of the issuers to be immaterial, and has not allocated an ACL on its corporate bonds and notes portfolio as of September 30, 2023.

NOTE 4        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Commercial and agricultural:
Commercial and industrial	$254,215	$252,044
Agricultural	269	249
Commercial mortgages:
Construction	140,480	108,243
Commercial mortgages, other	946,053	888,670
Residential mortgages	281,361	285,672
Consumer loans:
Home equity lines and loans	87,078	81,401
Indirect consumer loans	211,046	202,124
Direct consumer loans	10,186	11,045
Total loans, net of deferred loan fees and costs	1,930,688	1,829,448
Allowance for credit losses	(20,252)	(19,659)
Loans, net	$1,910,436	$1,809,789

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

Accrued interest receivable on loans amounted to $7.2 million at September 30, 2023 and $6.5 million at December 31, 2022. Accrued interest receivable on loans is included in the "accrued interest receivable and other assets" line item on the Corporation's Consolidated Balance Sheets, and is excluded from the estimate of credit losses.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three month period ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023
Allowance for credit losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, July 1, 2023	$4,121	$10,994	$1,905	$3,152	$20,172
Charge-offs	(81)	—	—	(350)	(431)
Recoveries	4	1	—	70	75
Net recoveries (charge-offs)	(77)	1	—	(280)	(356)
Provision (1)	102	30	(37)	341	436
Ending balance, September 30, 2023	$4,146	$11,025	$1,868	$3,213	$20,252
(1)Additional provision related to off-balance sheet exposure was $(13)thousand for the three months ended September 30, 2023.

Refer to Note 1-Summary of Significant Accounting Policies in our Annual report on Form 10-K for the fiscal year ended December 31, 2022, for the allowance for loan losses policy effective prior to the adoption of ASC 326-Financial Instruments-Credit Losses, as of December 31, 2022.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month period ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, July 1, 2022	$3,564	$10,314	$1,714	$1,893	$17,485
Charge-offs	—	—	—	(277)	(277)
Recoveries	6	1	40	121	168
Net recoveries (charge-offs)	6	1	40	(156)	(109)
Provision	(55)	671	42	597	1,255
Ending balance, September 30, 2022	$3,515	$10,986	$1,796	$2,334	$18,631

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine month period ended September 30, 2023 (in thousands):

	Nine Months Ended September 30, 2023
Allowance for credit losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2023	$3,373	$11,576	$1,845	$2,865	$19,659
Cumulative effect adjustment for the adoption of ASC 326	909	(695)	(16)	176	374
Beginning balance after cumulative effect adjustment, January 1, 2023	4,282	10,881	1,829	3,041	20,033
Charge-offs	(281)	—	—	(785)	(1,066)
Recoveries	13	1	—	281	295
Net recoveries (charge-offs)	(268)	1	—	(504)	(771)
Provision (1)	132	143	39	676	990
Ending balance, September 30, 2023	$4,146	$11,025	$1,868	$3,213	$20,252

(1)Additional provision related to off-balance sheet exposure was $(28) thousand for the nine months ended September 30, 2023.

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine month period ended September 30, 2022 (in thousands):

	Nine Months Ended September 30, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2022	$3,591	$13,556	$1,803	$2,075	$21,025
Charge-offs	(20)	(687)	—	(599)	(1,306)
Recoveries	37	3	40	466	546
Net recoveries (charge-offs)	17	(684)	40	(133)	(760)
Provision	(93)	(1,886)	(47)	392	(1,634)
Ending balance, September 30, 2022	$3,515	$10,986	$1,796	$2,334	$18,631

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

The following table presents the activity in the allowance for credit losses on unfunded commitments for the three month periods ended September 30, 2023 and 2022:

	For the Three Months Ended
Allowance for credit losses on unfunded commitments	September 30, 2023	September 30, 2022
Beginning balance	$1,041	$—
Impact of ASC 326 adoption	—	—
Provision for unfunded commitments	13	—
Ending balance	$1,054	$—

The following table presents the provision for credit losses on loans and unfunded commitments for the three month period ended September 30, 2023, based upon the current expected credit loss methodology, and the provision for loan losses on loans for the three month period ended September 30, 2022, based upon the incurred loss methodology:

	For the Three Months Ended
Provision for credit losses	September 30, 2023	September 30, 2022
Provision for credit losses on loans	$436	$1,255
Provision for unfunded commitments	13	—
Total provision (credit) for credit losses	$449	$1,255

The following table presents the activity in the allowance for credit losses on unfunded commitments for the nine month periods ended September 30, 2023 and 2022:

	For the Nine Months Ended
Allowance for credit losses on unfunded commitments	September 30, 2023	September 30, 2022
Beginning balance	$—	$—
Impact of ASC 326 adoption	1,082	—
Provision for unfunded commitments	(28)	—
Ending balance	$1,054	$—
The following table presents the provision for credit losses on loans and unfunded commitments for the nine month period ended September 30, 2023, based upon the current expected credit loss methodology, and the provision for loan losses on loans for the nine month period ended September 30, 2022, based upon the incurred loss methodology:

	For the Nine Months Ended
Provision for credit losses	September 30, 2023	September 30, 2022
Provision for credit losses on loans	$990	$(1,634)
Provision for unfunded commitments	(28)	—
Total provision (credit) for credit losses	$962	$(1,634)

The following tables present the balance in the allowance for credit losses and allowance for loan losses, and the amortized cost basis in loans by portfolio segment, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
Allowance for credit losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$1,089	$30	$—	$—	$1,119
Collectively analyzed	3,057	10,995	1,868	3,213	19,133
Total ending allowance balance	$4,146	$11,025	$1,868	$3,213	$20,252

	December 31, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,078	$38	$—	$31	$1,147
Collectively evaluated for impairment	2,295	11,538	1,845	2,834	18,512
Total ending allowance balance	$3,373	$11,576	$1,845	$2,865	$19,659

	September 30, 2023
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually analyzed	$1,174	$3,825	$—	$—	$4,999
Loans collectively analyzed	253,310	1,082,708	281,361	308,310	1,925,689
Total ending loans balance	$254,484	$1,086,533	$281,361	$308,310	$1,930,688

	December 31, 2022
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,112	$4,383	$723	$264	$7,482
Loans collectively evaluated for impairment	250,181	992,530	284,949	294,306	1,821,966
Total ending loans balance	$252,293	$996,913	$285,672	$294,570	$1,829,448

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

The following tables summarize the amortized cost basis of loans modified during the three and nine month periods ended September 30, 2023:

	Three Months Ended September 30, 2023
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial mortgages, other	$—	$—	$875	$—	$—	$875	0.09%
Home equity lines and loans	—	—	117	—	—	117	0.13%
Total	$—	$—	$992	$—	$—	$992
(1) Represents the amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	Nine Months Ended September 30, 2023
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial mortgages, other	$—	$—	$1,150	$1,920	$—	$3,070	0.32%
Home equity lines and loans	—	—	117	—	—	117	0.13%
Total	$—	$—	$1,267	$1,920	$—	$3,187
(1) Represents the amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three month period ended September 30, 2023:

	Three Months Ended September 30, 2023
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Commercial mortgages, other	$—	—%	6	—
Home equity lines and loans	—	—%	180	—

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the nine month period ended September 30, 2023:

	Nine Months Ended September 30, 2023
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Commercial mortgages, other	$—	—%	19	4
Home equity lines and loans	—	—%	180	—

There were no loans modified to borrowers experiencing financial difficulty during the prior twelve months that experienced payment default during the three and nine month periods ended September 30, 2023.

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
As of September 30, 2023, the amortized cost basis of individually analyzed loans amounted to $5.0 million, of which $4.1 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of September 30, 2023 (in thousands):

	September 30, 2023
	Amortized Cost Basis	Related Allowance
Commercial and agricultural:
Commercial and industrial (1) (3)	$286	$211
Commercial mortgages:
Commercial mortgages, other (1) (2)	3,847	30
Total	$4,133	$241
(1) Secured by commercial real estate
(2) Secured by residential real estate
(3) Secured by business assets

As of January 1, 2023, a loan is classified for individual analysis, when based on current information and events, management has determined that it no longer exhibits risk characteristics consistent with its designated pool. This differs from the definition of loans considered to be impaired as of December 31, 2022. The Corporation considered a loan to be impaired when, based on currently available information, it was deemed probable that the Corporation would not be able to collect on the loan's contractually determined principal and interest payments. The Corporation identified loss allocations for impaired loans on an individual basis, and in conformity with its methodology under the incurred loss framework.

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

The following tables present the average amortized cost basis and interest income recognized on loans individually evaluated, by class of loans, for the three and nine month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
With no related allowance recorded:	Average Amortized Cost Basis	Interest Income Recognized (1)	Average Amortized Cost Basis	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$163	$—	$585	$—
Agricultural	—	—	—	—
Commercial mortgages:
Construction	—	—	55	—
Commercial mortgages, other	3,863	3	4,150	7
Residential mortgages	—	—	846	9
Consumer loans:
Home equity lines & loans	51	—	149	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,268	4	1,643	2
Agricultural	14	—	—	—
Commercial mortgages:
Commercial mortgages, other	31	—	42	—
Consumer loans:
Home equity lines and loans	78	—	134	—
Total	$5,468	$7	$7,604	$18
(1)Cash basis interest income approximates interest income recognized.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
With no related allowance recorded:	Average Amortized Cost Basis	Interest Income Recognized (1)	Average Amortized Cost Basis	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$520	$—	$761	$—
Agricultural	—	—	—	—
Commercial mortgages:
Construction	2	—	88	—
Commercial mortgages, other	4,052	12	4,171	14
Residential mortgages	359	—	890	19
Consumer loans:
Home equity lines & loans	123	—	157	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,168	13	1,545	5
Agricultural	7	—	—	—
Commercial mortgages:
Commercial mortgages, other	34	—	1,563	—
Consumer loans:
Home equity lines and loans	42	—	139	—
Total	$6,307	$25	$9,314	$38
(1)Cash basis interest income approximates interest income recognized.

The following table presents the amortized cost basis in non-accrual, loans past due 90 days or more and still accruing, and the amortized basis of non-accrual loans with no associated allocation in the allowance for credit losses related to non-accrual loans, by class of loan as of September 30, 2023 and December 31, 2022 (in thousands):

	Non-accrual with no allowance for credit losses	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	September 30, 2023	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Commercial and agricultural:
Commercial and industrial	$22	$1,004	1,946	$—	$1
Agricultural	—	28	—	—	—
Commercial mortgages:
Construction	—	—	5	—	—
Commercial mortgages, other	3,795	3,824	3,928	—	—
Residential mortgages	776	776	986	—	—
Consumer loans:
Home equity lines and loans	565	565	760	—	—
Indirect consumer loans	621	621	540	—	—
Direct consumer loans	8	8	13	—	—
Total	$5,787	$6,826	$8,178	$—	$1

The following tables present the aging of the amortized cost basis of loans as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$195	$16	$—	$211	$254,004	$254,215
Agricultural	—	—	—	—	269	269
Commercial mortgages:
Construction	2,206	—	—	2,206	138,274	140,480
Commercial mortgages, other	1,073	4	261	1,338	944,715	946,053
Residential mortgages	1,217	63	255	1,535	279,826	281,361
Consumer loans:
Home equity lines and loans	151	49	421	621	86,457	87,078
Indirect consumer loans	1,313	312	368	1,993	209,053	211,046
Direct consumer loans	9	—	6	15	10,171	10,186
Total	$6,164	$444	$1,311	$7,919	$1,922,769	$1,930,688

	December 31, 2022
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$74	$3	$1	$78	$251,966	$252,044
Agricultural	—	—	—	—	249	249
Commercial mortgages:
Construction	—	—	—	—	108,243	108,243
Commercial mortgages, other	1,058	—	486	1,544	887,126	888,670
Residential mortgages	1,360	709	294	2,363	283,309	285,672
Consumer loans:
Home equity lines and loans	193	121	442	756	80,645	81,401
Indirect consumer loans	1,397	193	250	1,840	200,284	202,124
Direct consumer loans	2	19	1	22	11,023	11,045
Total	$4,084	$1,045	$1,474	$6,603	$1,822,845	$1,829,448

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

Based on the analyses performed as of September 30, 2023, the risk category of the amortized cost basis of loans by class of loans and vintage, as well as the gross charge-offs by loan class and vintage for the period, are as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
Commercial & industrial
Pass	$26,871	$39,555	$18,180	$11,240	$34,620	$8,896	$98,625	$—	$237,987
Special mention	191	—	195	—	—	442	4,142	8,765	13,735
Substandard	—	28	992	122	25	318	—	169	1,654
Doubtful	—	—	—	—	—	815	—	24	839
Total	27,062	39,583	19,367	11,362	34,645	10,471	102,767	8,958	254,215
Gross charge-offs	—	—	—	—	9	272	—	—	281

Agricultural
Pass	—	16	157	—	—	—	68	—	241
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	28	28
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	16	157	—	—	—	68	28	269
Gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Pass	11,309	2,898	—	—	104	1,187	122,838	—	138,336
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,144	—	—	—	2,144
Doubtful	—	—	—	—	—	—	—	—	—
Total	11,309	2,898	—	—	2,248	1,187	122,838	—	140,480
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial mortgages
Pass	76,617	213,196	124,125	94,752	39,742	170,439	199,582	—	918,453
Special mention	—	2,543	8,286	1,016	—	3,562	—	5,516	20,923
Substandard	273	1,133	350	—	—	4,794	97	—	6,647
Doubtful	—	—	—	—	—	30	—	—	30
Total	76,890	216,872	132,761	95,768	39,742	178,825	199,679	5,516	946,053
Gross charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Not rated	11,858	51,718	50,393	70,699	15,602	47,380	32,935	—	280,585
Substandard	—	107	63	—	173	433	—	—	776
Total	11,858	51,825	50,456	70,699	15,775	47,813	32,935	—	281,361
Gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity lines and loans
Not rated	11,622	17,562	5,948	3,242	2,949	11,183	34,007	—	86,513
Substandard	—	76	—	—	—	290	199	—	565
Total	11,622	17,638	5,948	3,242	2,949	11,473	34,206	—	87,078
Gross charge-offs	—	—	—	—	—	—	12	—	12

Indirect consumer
Not rated	58,871	105,980	25,749	10,666	4,903	4,256	—	—	210,425
Substandard	105	191	128	40	44	113	—	—	621
Total	58,976	106,171	25,877	10,706	4,947	4,369	—	—	211,046
Gross charge-offs	88	276	176	94	20	45	—	—	699

Direct consumer
Not rated	2,599	3,125	945	390	108	379	2,631	—	10,177
Substandard	—	6	—	3	—	—	—	—	9
Total	2,599	3,131	945	393	108	379	2,631	—	10,186
Gross charge-offs	—	8	8	4	—	54	—	—	74

Total loans	$200,316	$438,134	$235,511	$192,170	$100,414	$254,517	$495,124	$14,502	$1,930,688

Total gross charge-offs	$88	$284	$184	$98	$29	$371	$12	$—	$1,066

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

For residential and consumer loan classes, the Corporation also evaluated credit quality based on the aging status of the loan, which was presented by payment activity. The following table presents the amortized cost basis in residential and consumer loans based on payment activity as of September 30, 2023 (in thousands):

	Consumer Loans
September 30, 2023	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$280,585	$86,513	$210,425	$10,178
Non-Performing	776	565	621	8
Total	$281,361	$87,078	$211,046	$10,186

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2023 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$55,000	$55,000	$—	$—
Mortgage-backed securities, residential	389,031	—	389,031	—
Obligations of states and political subdivisions	36,153	—	36,153	—
Corporate bonds and notes	20,345	—	12,885	7,460
SBA loan pools	68,475	—	68,475	—
Total available for sale securities	$569,004	$55,000	$506,544	$7,460

Equity investments, at fair value	$2,318	$2,318	$—	$—
Derivative assets	$32,923	$—	$32,923	$—

Financial Liabilities:
Derivative liabilities	$32,923	$—	$32,923	$—

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2023.

		Fair Value Measurement at December 31, 2022 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$55,574	$55,574	$—	$—
Mortgage-backed securities, residential	435,131	—	435,131	—
Obligations of states and political subdivisions	38,892	—	38,892	—
Corporate bonds and notes	21,970	—	21,970	—
SBA loan pools	81,022	—	81,022	—
Total available for sale securities	$632,589	$55,574	$577,015	$—

Equity investments, at fair value	$2,246	$2,246	$—	$—
Derivative assets	$27,141	$—	$27,141	$—

Financial Liabilities:
Derivative liabilities	$27,196	$—	$27,196	$—
There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2022.

The Corporation transfers assets and liabilities between levels within the hierarchy when the methodology to obtain the fair value changes such that there are either more or fewer unobservable inputs as of the end of the reporting period. The Corporation transferred its investment in eight corporate sub-debt issuances from Level 2 to Level 3 in the nine month period ended September 30, 2023. Illiquidity in new issuances of comparable bonds and the size of issuances led to pricing difficulties, and the transfer to Level 3 within the period. The Corporation utilizes a "beginning of reporting period" timing assumption when recognizing transfers between hierarchy levels, consistent with ASC 820-10-50-2.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months and nine months ended September 30, 2023 and September 30, 2022.

Corporate Bonds:	For the Three Months Ended
Level 3 Financial Assets	September 30, 2023	September 30, 2022
Balance of recurring Level 3 assets at July 1, 2023	$8,593	$—
Total gains and losses for the period:	—	—
Included in other comprehensive income	190	—
Transfers into Level 3	—	—
Transfers out of Level 3	(1,323)
Balance of recurring Level 3 assets at September 30, 2023	$7,460	$—

Corporate Bonds:	For the Nine Months Ended
Level 3 Financial Assets	September 30, 2023	September 30, 2022
Balance of recurring Level 3 assets at January 1, 2023	$—	$—
Total gains and losses for the period:	—	—
Included in other comprehensive income	(1,172)	—
Transfers into Level 3	9,955	—
Transfers out of Level 3	(1,323)
Balance of recurring Level 3 assets at September 30, 2023	$7,460	$—

September 30, 2023	Fair Value	Valuation Techniques	Unobservable Input	Range [Weighted Average] at September 30, 2023
Corporate bonds and notes	$7,460	Discounted cash flow	Market discount rate	12.00% -12.00% [12.00%]

There were two corporate bonds with a fair value of $1.3 million which were transferred out of Level 3 and into Level 2 during the three and nine month period ended September 30, 2023 based on the availability of observable market data for these investments.

There were no financial assets measured on a recurring basis that were considered to be Level 3 fair value by the Corporation at December 31, 2022. Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022 were considered to be immaterial to the presentation of the consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of other financial instruments, at September 30, 2023 and December 31, 2022, are as follows (in thousands):

	September 30, 2023
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$52,563	$52,563	$—	$—	$52,563
Interest-earning deposits in other financial institutions	23,017	23,017	—	—	23,017
Equity investments	2,811	2,811	—	—	2,811
Securities available for sale	569,004	55,000	506,544	7,460	569,004
Securities held to maturity	1,804	—	955	824	1,779
FHLBNY and FRBNY stock	4,053	—	—	—	N/A
Loans, net and loans held for sale	1,910,436	—	—	1,830,014	1,830,014
Accrued interest receivable	9,422	233	1,957	7,232	9,422
Derivative Assets	32,923	—	32,923	—	32,923
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,882,311	$1,882,311	$—	$—	$1,882,311
Time deposits	591,188	—	593,637	—	593,637
FHLBNY overnight advances	—	—	—	—	—
Accrued interest payable	4,089	121	3,968	—	4,089
Derivative Liabilities	32,923	—	32,923	—	32,923
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

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of September 30, 2023, the weighted average remaining lease term was 8.03 years with a weighted average discount rate of 3.38%. Rent expense was $0.2 million for the three months ended September 30, 2023. Rent expense was $0.7 million for the nine months ended September 30, 2023. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use asset	$6,449	$7,234
Less: accumulated amortization	(599)	(785)
Less: lease termination	—	—
Add: new lease agreement and modifications	—	—
Operating lease right-of-use-assets, net	$5,850	$6,449

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of September 30, 2023 (in thousands):

Year	Amount
2023	$249
2024	924
2025	841
2026	845
2027	854
2028 and thereafter	3,168
Total minimum lease payments	6,881
Less: amount representing interest	(853)
Present value of net minimum lease payments	$6,028

The Corporation had one operating lease that was signed on October 19, 2023, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of September 30, 2023, the weighted average remaining lease term was 9.55 years with a weighted average discount rate of 3.41%. The Corporation has included these leases in premises and equipment as of September 30, 2023 and December 31, 2022 as follows (in thousands):

	September 30, 2023	December 31, 2022
Buildings	$5,572	$5,572
Less: accumulated depreciation	(2,789)	(2,540)
Net book value	$2,783	$3,032

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of September 30, 2023 (in thousands):

Year	Amount
2023	$98
2024	391
2025	409
2026	425
2027	428
2028 and thereafter	1,987
Total minimum lease payments	3,738
Less: amount representing interest	(618)
Present value of net minimum lease payments	$3,120

As of September 30, 2023, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions
The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2029 from a former member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $4 thousand per month. This Board member retired from the Corporation's Board of Directors as of June 7, 2022. Rent and CAM paid to this Board member while serving on the Board totaled $25 thousand for the nine month period ended September 30, 2022.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $9 thousand per month. Rent and CAM related expenses paid to this Board member totaled $28 thousand and $25 thousand for the three month periods ended September 30, 2023 and 2022, respectively. Rent and CAM related expenses paid to this Board member totaled $81 thousand and $76 thousand for the nine month periods ended September 30, 2023 and 2022, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the nine month periods ended September 30, 2023 and 2022 were as follows (in thousands):

	2023	2022
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance September 30,	$21,824	$21,824

The Corporation had no aggregate amortization expense for the three month periods ended September 30, 2023 and 2022. The Corporation had no aggregate amortization expense for the nine month period ended September 30, 2023, and $15 thousand for the nine month period ended September 30, 2022.

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

In conjunction with the Corporation's adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an allowance for credit losses on unfunded commitments was established as of January 1, 2023, to comply with the accounting standard requirements. As of September 30, 2023, the allowance for credit losses on unfunded commitments was $1.1 million.

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$32,776	$84,198	$44,481	$75,028
Unused lines of credit	3,475	338,636	2,887	326,188
Standby letters of credit	—	17,987	—	17,211

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of September 30, 2023, we believe that we are not a party to any additional pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2023	$(70,803)	$(3,943)	$(74,746)
Other comprehensive income before reclassification	(13,941)	—	(13,941)
Amounts reclassified from accumulated other comprehensive income	—	8	8
Net current period other comprehensive income (loss)	(13,941)	8	(13,933)
Balance at September 30, 2023	$(84,744)	$(3,935)	$(88,679)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2022	$(51,329)	$(4,016)	$(55,345)
Other comprehensive income before reclassification	(24,547)	—	(24,547)
Amounts reclassified from accumulated other comprehensive income	—	11	11
Net current period other comprehensive income (loss)	(24,547)	11	(24,536)
Balance at September 30, 2022	$(75,876)	$(4,005)	$(79,881)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2023	$(71,296)	$(3,961)	$(75,257)
Other comprehensive income before reclassification	(13,448)	—	(13,448)
Amounts reclassified from accumulated other comprehensive income	—	26	26
Net current period other comprehensive income	(13,448)	26	(13,422)
Balance at September 30, 2023	$(84,744)	$(3,935)	$(88,679)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2022	$(2,495)	$(4,035)	$(6,530)
Other comprehensive income before reclassification	(73,381)	—	(73,381)
Amounts reclassified from accumulated other comprehensive income	—	30	30
Net current period other comprehensive income	(73,381)	30	(73,351)
Balance at September 30, 2022	$(75,876)	$(4,005)	$(79,881)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$—	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	12	16	Other components of net periodic pension and postretirement benefits
Tax effect	(4)	(5)	Income tax expense
Net of tax	8	11
Total reclassification for the period, net of tax	$8	$11
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

Details about Accumulated Other Comprehensive Income (Loss) Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$—	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	36	41	Other components of net periodic pension and postretirement benefits
Tax effect	(10)	(11)	Income tax expense
Net of tax	26	30
Total reclassification for the period, net of tax	$26	$30
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and nine months ended September 30, 2023 and 2022 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2023
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Service charges on deposit accounts
Overdraft fees	$817	$—	$—	$817
Other	201	—	—	201
Interchange revenue from debit card transactions	1,141	—	—	1,141
WMG fee income	—	2,533	—	2,533
CFS fee and commission income	—	—	243	243
Net gains (losses) on sales of OREO	—	—	—	—
Net gains on sales of loans(a)	67	—	—	67
Loan servicing fees(a)	35	—	—	35
Changes in fair value of equity investments(a)	(82)	—	14	(68)
Income from bank-owned life insurance(a)	11	—	—	11
Other(a)	2,812	—	16	2,828
Total non-interest income (loss)	$5,002	$2,533	$273	$7,808
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Three Months Ended September 30, 2022
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Service charges on deposit accounts
Overdraft fees	$846	$—	$—	$846
Other	143	—	—	143
Interchange revenue from debit card transactions	1,126	—	—	1,126
WMG fee income	—	2,403	—	2,403
CFS fee and commission income	—	—	251	251
Net gains (losses) on sales of OREO	22	—	—	22
Net gains on sales of loans(a)	7	—	—	7
Loan servicing fees(a)	38	—	—	38
Changes in fair value of equity investments(a)	(96)	—	3	(93)
Income from bank-owned life insurance(a)	12	—	—	12
Other(a)	319	—	(38)	281
Total non-interest income	$2,417	$2,403	$216	$5,036
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2023
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Service charges on deposit accounts
Overdraft fees	$2,308	$—	$—	$2,308
Other	610	—	—	610
Interchange revenue from debit card transactions	3,468	—	—	3,468
WMG fee income	—	7,716	—	7,716
CFS fee and commission income	—	—	749	749
Net gains (losses) on sales of OREO	14	—	—	14
Net gains on sales of loans(a)	90	—	—	90
Loan servicing fees(a)	107	—	—	107
Net gains on sales of securities(a)	—	—	—	—
Changes in fair value of equity investments(a)	67	—	(166)	(99)
Income from bank-owned life insurance(a)	32	—	—	32
Other(a)	3,658	—	25	3,683
Total non-interest income	$10,354	$7,716	$608	$18,678
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2022
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Service charges on deposit accounts
Overdraft fees	$2,246	$—	$—	$2,246
Other	543	—	—	543
Interchange revenue from debit card transactions	3,462	—	—	3,462
WMG fee income	—	7,788	—	7,788
CFS fee and commission income	—	—	775	775
Net gains on sales of OREO	68	—	—	68
Net gains on sales of loans(a)	106	—	—	106
Loan servicing fees(a)	115	—	—	115
Net gains on sales of securities(a)	—	—	—	—
Change in fair value of equity securities(a)	(446)	—	(2)	(448)
Income from bank-owned life insurance(a)	34	—	—	34
Other(a)	1,424	—	(95)	1,329
Total non-interest income	$7,552	$7,788	$678	$16,018
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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	396	282	1,189	848
Expected return on plan assets	(596)	(720)	(1,786)	(2,141)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	6	—	17	—
Net periodic pension benefit	$(194)	$(438)	$(580)	$(1,293)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	12	8	35	25
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	2	6	6	15
Net periodic supplemental pension cost	$14	$14	$41	$40

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	3	3
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	5	10	14	26
Net periodic postretirement, medical and life benefit	$6	$11	$17	$29

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

The Holding Company, CFS, and CRM columns below include amounts to eliminate transactions between segments (in thousands).

	Three months ended September 30, 2023
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$28,979	$—	$36	$29,015
Interest expense	10,998	—	—	10,998
Net interest income	17,981	—	36	18,017
Provision for credit losses	449	—	—	449
Net interest income after provision for credit losses	17,532	—	36	17,568
Other non-interest income	5,002	2,533	273	7,808
Other non-interest expenses	13,597	1,796	275	15,668
Income (loss) before income tax expense (benefit)	8,937	737	34	9,708
Income tax expense (benefit)	1,908	161	(9)	2,060
Segment net income (loss)	$7,029	$576	$43	$7,648

	Three months ended September 30, 2022
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$20,983	$—	$16	$20,999
Interest expense	2,009	—	—	2,009
Net interest income	18,974	—	16	18,990
Provision for credit losses	1,255	—	—	1,255
Net interest income after provision for credit losses	17,719	—	16	17,735
Other non-interest income	2,417	2,403	216	5,036
Legal accruals and settlements	—	—	—	—
Other non-interest expenses	12,559	1,715	303	14,577
Income (loss) before income tax expense (benefit)	7,577	688	(71)	8,194
Income tax expense (benefit)	1,590	167	(16)	1,741
Segment net income (loss)	$5,987	$521	$(55)	$6,453

	Nine months ended September 30, 2023
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$82,939	$—	$102	$83,041
Interest expense	26,482	—	—	26,482
Net interest income	56,457	—	102	56,559
Provision for credit losses	962	—	—	962
Net interest income after provision for credit losses	55,495	—	102	55,597
Other non-interest income	10,354	7,716	608	18,678
Other non-interest expenses	41,187	5,293	937	47,417
Income (loss) before income tax expense (benefit)	24,662	2,423	(227)	26,858
Income tax expense (benefit)	5,215	536	(91)	5,660
Segment net income (loss)	$19,447	$1,887	$(136)	$21,198

Segment assets	$2,701,959	$2,596	$3,279	$2,707,834

	Nine months ended September 30, 2022
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$56,965	$—	$30	$56,995
Interest expense	3,687	—	—	3,687
Net interest income	53,278	—	30	53,308
Provision for credit losses	(1,634)	—	—	(1,634)
Net interest income after provision for credit losses	54,912	—	30	54,942
Other non-interest income	7,552	7,788	678	16,018
Legal accruals and settlements	—	—	—	—
Other non-interest expenses	37,316	5,180	1,091	43,587
Income (loss) before income tax expense (benefit)	25,148	2,608	(383)	27,373
Income tax expense (benefit)	5,523	605	(99)	6,029
Segment net income (loss)	$19,625	$2,003	$(284)	$21,344

Segment assets	$2,544,528	$2,804	$4,090	$2,551,422

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

During the nine months ended September 30, 2023 and 2022, 16,050 and 12,560 shares, respectively, were re-issued from treasury to fund stock compensation. The expense related to these grants is recognized over a one year or a five year vesting period. Total expense related to the 2021 Plan of $0.3 million and $0.2 million was recognized during each of the three month periods ended September 30, 2023 and 2022, respectively. Total expense related to the 2021 Plan of $0.7 million and $0.8 million was recognized during each of the nine month periods ended September 30, 2023 and 2022, respectively.

A summary of restricted stock activity for the three and nine months ended September 30, 2023 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at July 1, 2023	54,002	$44.68
Granted	2,981	$38.59
Vested	(139)	$43.34
Forfeited or cancelled	—	—
Nonvested at September 30, 2023	56,844	$44.40

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2023	55,402	$44.57
Granted	16,050	$44.53
Vested	(14,282)	$45.36
Forfeited or cancelled	(326)	$43.73
Nonvested at September 30, 2023	56,844	$44.40

As of September 30, 2023, there was $1.7 million of total unrecognized compensation cost related to nonvested shares granted under the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 3.50 years. The total fair value of shares vested was $0.6 million and $0.1 million for the nine month periods ended September 30, 2023 and 2022, respectively. Due to the adoption of the 2021 Plan, certain grants were transitioned to a one-year vesting period.

NOTE 14    SUBSEQUENT EVENTS

On October 18, 2023, the Corporation's Board of Directors approved the dissolution of Chemung Risk Management, Inc. The impact to the Corporation is not material in nature and is expected to be completed by March 31, 2023.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 and 2022. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2022 Annual Report on Form 10-K, which was filed with the SEC on March 22, 2023, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

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

Critical Accounting Estimates
Critical accounting estimates include the areas where the Corporation has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with GAAP. As a result, the Corporation is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. Significant accounting policies followed by the Corporation are presented in Note 1–Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, and in Note 1-Summary of Significant Accounting Policies of this Form 10-Q.

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

At September 30, 2023 the allowance for credit losses totaled $20.3 million, compared to an allowance for loan losses of $19.7 million at December 31, 2022. A significant portion of the ACL is allocated to the commercial portfolio (both CRE and C&I). As of September 30, 2023 and December 31, 2022, the ACL (ALLL for December 31, 2022), allocated to the total commercial portfolio was $15.2 million and $14.9 million respectively, or 75.1% and 75.8%, respectively.

The range of impact was an ACL allocated to the total commercial loan portfolio between $11.8 million and $20.5 million at September 30, 2023. For residential mortgages and consumer loans, the range of impact was an ACL between $1.4 million and $2.9 million, and $2.6 million and $4.4 million, respectively. Overall, the range of impact was an ACL between $15.8 million and $27.8 million.

Changes in the FOMC's median forecasted U.S. civilian unemployment rate and year-over-year change in U.S. GDP could have a material impact on the model's calculated allowance requirements. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy, and considering all information currently available. An immediate increase of 1.0% in the FOMC's projected rate of U.S. civilian unemployment, and a decrease in the FOMC's projected rate of U.S. GDP growth of 0.5% would increase the model's total allowance calculation by $1.7 million, or 8.4%, to $22.0 million, assuming that qualitative adjustments are held at current levels.

The sensitivity and related range of impact is a hypothetical analysis based on a diverse set of potential scenarios, and is not intended to represent management’s judgments or assumptions of factors that were utilized at September 30, 2023 in the estimation of the ACL on loans recognized on the Consolidated Balance Sheets. Estimates nearing the higher end of the impact range imply adverse conditions where the underlying assumptions regarding anticipated default are significantly decoupled from changes in the economic indicators underlying the quantitative portion of the model. These conditions could arise from a variety of occurrences, including but not limited to bubbles in specific asset classes, changes in economic conditions that are highly localized or region specific, significant legislative or regulatory action, and systemic changes to the organization.

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	Mar. 31	Dec. 31	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except per share data)	2023	2023	2023	2022	2022	2023	2022
RESULTS OF OPERATIONS
Interest income	$29,015	$27,796	$26,230	$24,480	$20,999	$83,041	$56,995
Interest expense	10,998	9,201	6,283	3,609	2,009	26,482	3,687
Net interest income	18,017	18,595	19,947	20,871	18,990	56,559	53,308
Provision for credit losses	449	236	277	1,080	1,255	962	(1,634)
Net interest income after provision for credit losses	17,568	18,359	19,670	19,791	17,735	55,597	54,942
Non-interest income	7,808	5,447	5,423	5,418	5,036	18,678	16,018
Non-interest expense	15,668	15,913	15,836	15,693	14,577	47,417	43,587
Income before income tax expense	9,708	7,893	9,257	9,516	8,194	26,858	27,373
Income tax expense	2,060	1,613	1,987	2,077	1,741	5,660	6,029
Net income	$7,648	$6,280	$7,270	$7,439	$6,453	$21,198	$21,344

Basic and diluted earnings per share	$1.61	$1.33	$1.54	$1.58	$1.37	$4.48	$4.55
Average basic and diluted shares outstanding	4,736	4,729	4,721	4,698	4,692	4,729	4,691

PERFORMANCE RATIOS - Annualized
Return on average assets	1.14%	0.95%	1.12%	1.15%	1.02%	1.07%	1.16%
Return on average equity	16.89%	13.97%	16.97%	18.36%	14.17%	15.93%	15.23%
Return on average tangible equity (a)	19.22%	15.89%	19.40%	21.25%	16.12%	18.15%	17.23%
Efficiency ratio (unadjusted) (a) (f)	60.67%	66.19%	62.42%	59.69%	60.67%	63.02%	62.87%
Efficiency ratio (adjusted) (a) (b)	66.55%	65.94%	62.18%	59.44%	60.40%	64.83%	62.57%
Non-interest expense to average assets	2.33%	2.41%	2.44%	2.42%	2.30%	2.39%	2.36%
Loans to deposits	78.05%	79.24%	80.33%	78.61%	74.71%	78.05%	74.71%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.21%	5.09%	4.90%	4.57%	4.19%	5.07%	3.98%
Yield on investments	2.22%	2.22%	2.18%	2.09%	1.72%	2.21%	1.59%
Yield on interest-earning assets	4.40%	4.29%	4.12%	3.82%	3.41%	4.27%	3.18%
Cost of interest-bearing deposits	2.44%	2.01%	1.34%	0.93%	0.47%	1.94%	0.30%
Cost of borrowings	5.25%	5.13%	4.91%	4.30%	2.56%	5.04%	2.17%
Cost of interest-bearing liabilities	2.47%	2.11%	1.49%	0.88%	0.51%	2.03%	0.32%
Interest rate spread	1.93%	2.18%	2.63%	2.94%	2.90%	2.24%	2.86%
Net interest margin, fully taxable equivalent (a)	2.73%	2.87%	3.14%	3.26%	3.08%	2.91%	2.98%

CAPITAL
Total equity to total assets at end of period	6.28%	6.63%	6.68%	6.29%	6.10%	6.28%	6.10%
Tangible equity to tangible assets at end of period (a)	5.52%	5.87%	5.91%	5.51%	5.29%	5.52%	5.29%

Book value per share	$35.90	$37.49	$37.53	$35.32	$33.14	$35.90	$33.14
Tangible book value per share (a)	31.29	32.88	32.91	30.69	28.49	31.29	28.49
Period-end market value per share	39.61	38.41	41.50	45.87	41.87	39.61	41.87
Dividends declared per share	0.31	0.31	0.31	0.31	0.31	0.93	0.93

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,909,100	$1,880,224	$1,849,310	$1,787,103	$1,675,859	$1,879,765	$1,599,218
Earning assets	2,627,012	2,609,893	2,592,709	2,550,834	2,457,218	2,609,999	2,408,379
Total assets	2,664,570	2,649,399	2,627,088	2,574,639	2,511,301	2,650,908	2,469,631
Deposits	2,410,931	2,363,847	2,337,476	2,347,719	2,257,394	2,371,021	2,224,190
Total equity	179,700	180,357	173,786	160,740	180,644	177,969	187,409
Tangible equity (a)	157,876	158,533	151,962	138,916	158,820	156,145	165,581

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	Mar. 31	Dec. 31	Sept. 30,	Sept. 30,	Sept. 30,
	2023	2023	2023	2022	2022	2023	2022
ASSET QUALITY
Net charge-offs	$356	$146	$269	$52	$109	$771	$760
Non-performing loans (d)	6,826	7,304	7,731	8,178	8,310	6,826	8,310
Non-performing assets (e)	7,055	7,471	7,927	8,373	8,503	7,055	8,503
Allowance for credit losses (g)	20,252	20,172	20,075	19,659	18,631	20,252	18,631

Annualized net charge-offs to average loans	0.07%	0.03%	0.06%	0.01%	0.03%	0.05%	0.06%
Non-performing loans to total loans	0.35%	0.39%	0.41%	0.45%	0.48%	0.35%	0.48%
Non-performing assets to total assets	0.26%	0.28%	0.30%	0.32%	0.33%	0.26%	0.33%
Allowance for credit losses to total loans	1.05%	1.07%	1.07%	1.07%	1.07%	1.05%	1.07%
Allowance for credit losses to non-performing loans	296.69%	276.17%	259.66%	240.39%	224.21%	296.69%	224.21%

(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less recognition of the employee retention tax credit.
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

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2023 and 2022. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see page 48 of this Form 10-Q and page 37 of the Corporation’s 2022 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net interest income	$18,017	$18,990	$(973)	(5.1)%	$56,559	$53,308	$3,251	6.1%
Non-interest income	7,808	5,036	2,772	55.0%	18,678	16,018	2,660	16.6%
Non-interest expense	15,668	14,577	1,091	7.5%	47,417	43,587	3,830	8.8%
Pre-provision income	10,157	9,449	708	7.5%	27,820	25,739	2,081	8.1%
Provision (credit) for credit losses(1)	449	1,255	(806)	(64.2)%	962	(1,634)	2,596	158.9%
Income tax expense	2,060	1,741	319	18.3%	5,660	6,029	(369)	(6.1)%
Net income	$7,648	$6,453	$1,195	18.5%	$21,198	$21,344	$(146)	(0.7)%

Basic and diluted earnings per share	$1.61	$1.37	$0.24	17.5%	$4.48	$4.55	$(0.07)	(1.5)%
(1) Effective January 1, 2023, the allowance calculation is based upon the Current Expected Credit loss methodology.
Prior to January 1, 2023, the allowance calculation was based upon the incurred loss methodology.

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected financial ratios:	2023	2022	2023	2022
Return on average assets	1.14%	1.02%	1.07%	1.16%
Return on average equity	16.89%	14.17%	15.93%	15.23%
Net interest margin, fully taxable equivalent (a)	2.73%	3.08%	2.91%	2.98%
Efficiency ratio (adjusted) (a) (b)	66.55%	60.40%	64.83%	62.57%
Non-interest expenses to average assets	2.33%	2.30%	2.39%	2.36%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less recognition of employee retention tax credit.

Net income for the third quarter of 2023 was $7.6 million, or $1.61 per share, compared to $6.5 million, or $1.37 per share, for the same period in the prior year. Return on average equity for the current quarter was 16.89%, compared to 14.17% for the same period in the prior year. The increase in net income was due primarily to an increase in non-interest income and a decrease in the provision for credit losses, offset by a decrease in net interest income, an increase in non-interest expense, and an increase in income tax expense.

Net income for the nine months ended September 30, 2023 was $21.2 million, or $4.48 per share, compared to $21.3 million, or $4.55 per share, for the same period in the prior year. Return on average equity for the nine months ended September 30, 2023 was 15.93%, compared to 15.23% for the same period in the prior year. The decrease in net income was attributable to increases in non-interest expense and the provision for credit losses, offset by increases in net interest income and non-interest income, and a decrease in income tax expense.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2023	2022	Change	Percentage Change
Interest and dividend income	$29,015	$20,999	$8,016	38.2%
Interest expense	10,998	2,009	8,989	447.4%
Net interest income	$18,017	$18,990	$(973)	(5.1)%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the third quarter ended September 30, 2023 decreased $1.0 million, or 5.1%, to $18.0 million compared to the same period in the prior year, due primarily to an increase of $8.9 million in interest expense on deposits, offset by increases of $7.4 million in interest income on loans, including fees, and $0.6 million in interest and dividend income on taxable securities. Interest expense paid on borrowed funds increased $0.1 million for the third quarter 2023, when compared to the same period in the prior year.

The increase in interest expense on deposits was due primarily to a 197 basis points increase in average rates paid on interest-bearing deposits which included brokered deposits, due to the higher interest rate environment, and a shift in the mix of deposits towards higher cost interest-bearing accounts such as time deposits, when compared to the same period in the prior year. The average balance of interest-bearing deposits increased $214.1 million in the third quarter 2023, when compared to the same period in the prior year. The increase in interest expense on borrowed funds was due primarily to an increase in interest rates, offset by a $10.4 million decrease in the average balances of overnight FHLBNY borrowings in the current quarter, when compared to the same period in the prior year.

The increase in interest income on loans, including fees was due primarily to a $233.2 million increase in average loan balances in the current quarter, primarily in the commercial loan portfolio, when compared to the same period in the prior year. The average yield on loans increased 102 basis points in the current quarter, reflecting an increase in the average interest rates of the commercial and consumer loan portfolios of 115 basis points and 118 basis points, respectively, when compared to the same period in the prior year. The average yield on the residential mortgage loan portfolio increased 21 basis points in the current quarter, when compared to the same period in the prior year.

The increase in interest and dividend income on taxable securities in the current quarter, when compared to the same period in the prior year, was due primarily to a 48 basis points increase in the average yield on securities, due to an increase in average interest rates as a result of the higher interest rate environment. This increase was despite a decrease of $60.4 million in average balances of taxable securities when compared to the same period in the prior year, primarily due to paydowns on securities held in the portfolio between the third quarter of 2022 and the third quarter of 2023.

Fully taxable equivalent net interest margin was 2.73% in the third quarter of 2023, compared to 3.08% for the same period in the prior year. Average interest-earning assets increased $169.8 million for the three months ended September 30, 2023 compared to the same period in the prior year. The average yield on interest-earning assets increased 99 basis points to 4.40%, and the average cost of interest-bearing liabilities increased 196 basis points to 2.47%, for the three months ended September 30, 2023, when compared to the same period in the prior year, due to the rising rate environment, as well as a shift in the overall deposit mix to higher cost deposits, when compared to the same period in the prior year.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change	Percentage Change
Interest and dividend income	$83,041	$56,995	$26,046	45.7%
Interest expense	26,482	3,687	22,795	618.3%
Net interest income	$56,559	$53,308	$3,251	6.1%

Net interest income for the nine months ended September 30, 2023 totaled $56.6 million compared to $53.3 million for the same period in the prior year, an increase of $3.3 million, or 6.1% due primarily to an increase of $26.0 million in interest and dividend income, partially offset by an increase of $22.8 million in interest expense. The increase in interest and dividend income for the first nine months of 2023 was primarily attributed to increases of $23.6 million in interest income on loans, including fees, and $2.2 million in interest and dividend income on taxable securities. The increase in interest expense for the first nine months of 2023 was primarily attributed to increases of $21.3 million in interest expense on deposits and $1.5 million in interest expense on borrowed funds.

The increase in interest income on loans, including fees, was mostly attributable to increases of $173.0 million, $13.9 million, and $93.7 million in the average balances of the commercial, residential mortgage, and consumer loan portfolios, respectively, for the nine months ended September 30, 2023 when compared to the same period in the prior year. Average yields on the commercial, residential mortgage and consumer loan portfolios increased 132 basis points, 19 basis points, and 92 basis points, respectively, for the nine months ended September 30, 2023, when compared to the same period in the prior year, due to increases in average interest rates on new loan originations and increases on variable rate loans.

The increase in interest income on taxable securities was mostly attributable to a 59 basis points increase in the average yield, due to an increase in average interest rates, despite a $65.2 million decrease in average balances of taxable securities, for the nine months ended September 30, 2023, when compared to the same period in the prior year. The decrease in the average balances of taxable securities was mostly attributable to paydowns on securities within the portfolio, and a decrease in the market value of some of the available for sale securities held in the portfolio, due to the rising interest rate environment.

The increase in interest expense on deposits was due primarily to increases of 229 basis points and 272 basis points in the average interest rates paid on customer time deposits and brokered deposits, respectively, as well as increases of $112.3 million and $115.6 million in the average balances of customer time deposits and brokered deposits, respectively, for the first nine months of 2023, when compared to the same period in the prior year. The increases in average balances were primarily attributable to a need to fund loan growth, as well as a shift in deposit demand towards higher cost interest-bearing options. The increases in the average interest rates paid were due primarily to the increasing interest rate environment, as well as competitive pressures to attract and retain customer time deposits. Also contributing to the increase in interest expense on deposits was an increase of $7.6 million in interest expense on savings and money market accounts, due to an increase of 113 basis points in the average interest rates paid, despite a decrease of $48.5 million in the average balances on savings and money market accounts, for the nine months ended September 30, 2023, when compared to the same period in the prior year. The $1.5 million increase in interest expense on borrowed funds was due primarily to a 323 basis points increase in the average interest rate paid on overnight advances, and a $28.4 million increase in average balances of overnight advances for the current nine months, when compared to the same period in the prior year, in order to fund loan growth.

The average yield on interest-earning assets increased 109 basis points, to 4.27%, and the average cost of interest-bearing liabilities increased 171 basis points, to 2.03% for the nine months ended September 30, 2023 compared to the same period in the prior year. Average interest-earning assets increased $201.6 million for the nine months ended September 30, 2023 compared to the same period in the prior year. Fully taxable equivalent net interest margin was 2.91% for the nine months ended September 30, 2023 compared to 2.98% for the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and nine months ended September 30, 2023 and 2022. For the purpose of the tables below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments. Loan fee income of $3 thousand and $0.1 million for the three month periods ended September 30, 2023, and 2022, respectively, related to the Paycheck Protection Program. Loan fee income of $4 thousand and $0.1 million for the nine month periods ended September 30, 2023 and 2022, respectively, related to the Paycheck Protection Program.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
($ in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,319,110	$18,672	5.62%	$1,164,783	$13,120	4.47%
Mortgage loans	282,578	2,572	3.61%	279,102	2,389	3.40%
Consumer loans	307,412	3,843	4.96%	231,974	2,211	3.78%
Taxable securities	663,240	3,540	2.12%	723,602	2,985	1.64%
Tax-exempt securities	40,380	288	2.83%	41,918	326	3.09%
Interest-earning deposits	14,292	187	5.19%	15,839	80	2.00%
Total interest-earning assets	2,627,012	29,102	4.40%	2,457,218	21,111	3.41%

Non-earning assets:
Cash and due from banks	26,272			24,494
Other assets	31,496			47,256
Allowance for credit losses (4)	(20,210)			(17,667)
Total assets	$2,664,570			$2,511,301

Interest-bearing liabilities:
Interest-bearing demand deposits	$281,106	$963	1.36%	$258,420	$112	0.17%
Savings and insured money market deposits	890,109	3,945	1.76%	927,737	575	0.25%
Time deposits	383,786	3,269	3.38%	232,798	430	0.73%
Brokered deposits	189,628	2,543	5.32%	111,565	688	2.45%
FHLBNY overnight advances	17,879	249	5.53%	28,229	173	2.43%
Long-term capital leases	3,144	29	3.66%	3,417	31	3.60%
Total interest-bearing liabilities	1,765,652	10,998	2.47%	1,562,166	2,009	0.51%

Non-interest-bearing liabilities:
Demand deposits	666,302			726,874
Other liabilities	52,916			41,617
Total liabilities	2,484,870			2,330,657
Shareholders' equity	179,700			180,644
Total liabilities and shareholders’ equity	$2,664,570			$2,511,301
Fully taxable equivalent net interest income		18,104			19,102
Net interest rate spread (1)			1.93%			2.90%
Net interest margin, fully taxable equivalent (2)			2.73%			3.08%
Taxable equivalent adjustment		(87)			(112)
Net interest income		$18,017			$18,990
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.
(4) Corporation adopted CECL as of January 1, 2023.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
($ in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$1,289,638	$53,047	5.50%	$1,116,687	$34,911	4.18%
Mortgage loans	284,351	7,553	3.55%	270,484	6,798	3.36%
Consumer loans	305,776	10,673	4.67%	212,047	5,953	3.75%
Taxable securities	679,330	10,758	2.12%	744,503	8,542	1.53%
Tax-exempt securities	40,562	887	2.92%	42,190	989	3.13%
Interest-earning deposits	10,342	400	5.17%	22,468	116	0.69%
Total interest-earning assets	2,609,999	83,318	4.27%	2,408,379	57,309	3.18%

Non-earning assets:
Cash and due from banks	25,512			24,317
Other assets	35,547			56,592
Allowance for credit losses (4)	(20,150)			(19,657)
Total assets	$2,650,908			$2,469,631

Interest-bearing liabilities:
Interest-bearing demand deposits	$286,220	$1,959	0.92%	$275,062	$219	0.11%
Savings and insured money market deposits	899,871	8,645	1.28%	948,411	1,029	0.15%
Time deposits	350,846	8,041	3.06%	238,568	1,378	0.77%
Brokered deposits	153,774	5,932	5.16%	38,149	697	2.44%
FHLBNY overnight advances	47,321	1,819	5.14%	18,931	271	1.91%
Long-term capital leases	3,212	86	3.58%	3,483	93	3.57%
Total interest-bearing liabilities	1,741,244	26,482	2.03%	1,522,604	3,687	0.32%

Non-interest-bearing liabilities:
Demand deposits	680,310			724,000
Other liabilities	51,385			35,618
Total liabilities	2,472,939			2,282,222
Shareholders' equity	177,969			187,409
Total liabilities and shareholders’ equity	$2,650,908			$2,469,631
Fully taxable equivalent net interest income		56,836			53,622
Net interest rate spread (1)			2.24%			2.86%
Net interest margin, fully taxable equivalent (2)			2.91%			2.98%
Taxable equivalent adjustment		(277)			(314)
Net interest income		$56,559			$53,308

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.
(4) Corporation adopted CECL as of January 1, 2023.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrates the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and nine months ended September 30, 2023 and 2022. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended Sept 30, 2023 vs. 2022
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$5,552	$1,887	$3,665
Mortgage loans	183	31	152
Consumer loans	1,632	833	799
Taxable investment securities	555	(265)	820
Tax-exempt investment securities	(38)	(12)	(26)
Interest-earning deposits	107	(9)	116
Total interest and dividend income, fully taxable equivalent	7,991	2,465	5,526

Interest expense on:
Interest-bearing demand deposits	851	11	840
Savings and insured money market deposits	3,370	(25)	3,395
Time deposits	2,839	430	2,409
Brokered deposits	1,855	694	1,161
FHLBNY overnight advances	76	(81)	157
Long-term capital leases	(2)	(3)	1
Total interest expense	8,989	1,026	7,963
Net interest income, fully taxable equivalent	$(998)	$1,439	$(2,437)

	Nine Months Ended Sept. 30, 2023 vs. 2022
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$18,136	$5,968	$12,168
Mortgage loans	755	359	396
Consumer loans	4,720	3,035	1,685
Taxable investment securities	2,216	(806)	3,022
Tax-exempt investment securities	(102)	(37)	(65)
Interest-earning deposits	284	(94)	378
Total interest and dividend income, fully taxable equivalent	26,009	8,425	17,584

Interest expense on:
Interest-bearing demand deposits	1,740	10	1,730
Savings and insured money market deposits	7,616	(57)	7,673
Time deposits	6,663	910	5,752
Brokered deposits	5,235	3,828	1,408
FHLBNY overnight advances	1,548	728	820
Long-term Capital leases	(7)	(7)	—
Total interest expense	22,795	5,412	17,383
Net interest income, fully taxable equivalent	$3,214	$3,013	$201

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

The provision for credit losses decreased $0.8 million for the third quarter of 2023, when compared to the third quarter of 2022. Significant provisioning related to loan growth occurred in the third quarter of 2022, as well as additional qualitative provisioning under the incurred loss methodology. In the third quarter of 2023, the provision was primarily the result of changes in net charge offs, as well as additional qualitative provisioning under the current expected credit loss (CECL) methodology in the consumer portfolio, due to economic considerations that may not be reflected in Federal Open Market Committee (FOMC) forecasted data points, but may adversely impact consumers financial strength. This build up can be attributable to observable headwinds, as well as management's judgement on their impact in relation to the loan portfolio. The model reflects a four quarter rolling forecast period, and in the third quarter of 2023, the 2024 year-end forecast became more influential, as the forecast for national unemployment improved from 4.5% in June, 2023 to 4.1% in September, 2023.

The provision for credit losses for the nine months ended September 30, 2023, was $1.0 million compared to a credit of $1.6 million, for the same period in the prior year. The $2.6 million increase in the provision for credit losses in the nine months ended September 30, 2023, when compared to the same period in the prior year, was primarily due to the $2.4 million release of the pandemic related portion of the allowance in 2022, the $1.5 million release of a specific reserve related to the settlement of a large commercial real estate credit, positive impacts of $0.8 million related to upgrades of two large commercial credits, and a $1.0 million decrease in the historical loss factor due to the roll-off of a commercial real estate owner occupied property previously charged off in the second quarter of 2020. These decreases in the provision during the first nine months of 2022 were offset by additional provisioning of $1.7 million related to increased loan growth, along with additional qualitative allocations. Provision in the current period was primarily attributable to increased loan volume, offset by favorable economic forecasts, particularly the FOMC's unemployment forecast in the current period, which improved from 4.5% to 3.8% for year-end-2023, as well as the FOMC's forecast for U.S. GDP growth, which improved from 0.5% to 2.1% for year-end 2023.

Net charge-offs for the three months ended September 30, 2023 were $0.4 million, compared to $0.1 million for the same period in the prior year. Net charge-offs in the three months ended September 30, 2023 were primarily in the consumer indirect auto portfolio. Net charge-offs in the three months ended September 30, 2022 were mostly attributable to consumer loans.

Net charge-offs for the nine months ended September 30, 2023 and 2022 were $0.8 million. The $0.8 million net charge-off for the nine months ended September 30, 2023, was mostly attributed to the charge off of a commercial and industrial loan, and charge-off activity in the indirect auto portfolio. The $0.8 million net charge-off for the nine month period ended September 30, 2022 was mostly attributed to the settlement of a large commercial real estate credit.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2023	2022	Change	Percentage Change
WMG fee income	$2,533	$2,403	$130	5.4%
Service charges on deposit accounts	1,018	989	29	2.9%
Interchange revenue from debit card transactions	1,141	1,126	15	1.3%
Net gains on securities transactions	—	—	—	N/A
Changes in fair value of equity investments	(68)	(93)	25	26.9%
Net gains on sales of loans held for sale	67	7	60	N/M
Net gains (losses) on sales of other real estate owned	—	22	(22)	N/M
Income from bank owned life insurance	11	12	(1)	(8.3)%
CFS fee and commission income	243	251	(8)	(3.2)%
Other	2,863	319	2,544	797.5%
Total non-interest income	$7,808	$5,036	$2,772	55.0%

Total non-interest income for the third quarter of 2023 increased $2.8 million compared to the same period in the prior year primarily due to increases in other non-interest income and WMG fee income. The remaining components of non-interest income in the third quarter of 2023 were relatively consistent, when compared to the same period in the prior year.

Other Non-Interest Income
The increase in other non-interest income was primarily due to recognition of a $2.4 million employee retention tax credit in the third quarter of 2023 and a $0.1 million increase in interest rate swap fee income. The Corporation filed amended prior period tax returns reflecting the credit during the current period.

WMG Fee Income
The increase in WMG fee income can primarily be attributed to new customer relationships when compared to the same period in the prior year.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change	Percentage Change
WMG fee income	$7,716	$7,788	$(72)	(0.9)%
Service charges on deposit accounts	2,918	2,789	129	4.6%
Interchange revenue from debit card transactions	3,468	3,462	6	0.2%
Changes in fair value of equity investments	(99)	(448)	349	77.9%
Net gains on sales of loans held for sale	90	106	(16)	(15.1)%
Net gains (losses) on sales of other real estate owned	14	68	(54)	(79.4)%
Income from bank owned life insurance	32	34	(2)	(5.9)%
CFS fee and commission income	749	775	(26)	(3.4)%
Other	3,790	1,444	2,346	162.5%
Total non-interest income	$18,678	$16,018	$2,660	16.6%

Total non-interest income for the nine months ended September 30, 2023 increased $2.7 million compared to the same period in the prior year. The increase was primarily due to increases in other non-interest income, changes in fair value of equity investments, and service charges on deposit accounts.

Change in Other Non-Interest Income
The increase in other non-interest income was primarily due to recognition of a $2.4 million employee retention tax credit in the third quarter of 2023. The Corporation filed amended prior period tax returns reflecting the credit during the current period.

Change in Fair Value of Equity Investments
The increase in the change in fair value of equity investments was primarily due to an increase in the market value of assets held related to the Corporation's deferred compensation plan, relating to improvements in the financial markets when compared to the same period in the prior year. This increase was partially offset by a decrease in the fair value of a particular equity investment held by the Corporation.

Change in Service Charges on Deposit Accounts
The increase in service charges on deposit accounts was primarily due to an increase in non-sufficient fund fees when compared to the same period in the prior year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2023	2022	Change	Percentage Change
Compensation expense:
Salaries and wages	$6,542	$6,550	$(8)	(0.1)%
Pension and other employee benefits	1,979	2,024	(45)	(2.2)%
Other components of net periodic pension and postretirement benefits	(174)	(413)	239	57.9%
Total compensation expense	8,347	8,161	186	2.3%

Non-compensation expense:
Net occupancy	1,337	1,269	68	5.4%
Furniture and equipment	353	493	(140)	(28.4)%
Data processing	2,480	2,087	393	18.8%
Professional services	554	442	112	25.3%
Marketing and advertising	218	266	(48)	(18.0)%
Other real estate owned expenses	10	12	(2)	(16.7)%
FDIC insurance	525	389	136	35.0%
Loan expenses	249	(64)	313	489.1%
Other	1,595	1,522	73	4.8%
Total non-compensation expense	7,321	6,416	905	14.1%
Total non-interest expense	$15,668	$14,577	$1,091	7.5%

Total non-interest expense for the third quarter of 2023 increased $1.1 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For the three months ended September 30, 2023, non-interest expense to average assets was 2.33%, compared to 2.30% for the same period in the prior year.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, can be primarily attributed to an increase in other components of net periodic pension and postretirement benefits, primarily due to actuarial adjustments made to the Corporation's pension plans.

Non-compensation expense
The increase in non-compensation expense for the current period, compared to the same period in the prior year, can be primarily attributed to increases in data processing expense, loan expenses, FDIC insurance expense and professional services expenditures. The increase in data processing expense was primarily due to expenditures related to ongoing cybersecurity improvement initiatives and other increases in software expenses, when compared to the same period in the prior year. The increase in loan expenses was primarily due to the re-alignment of dealer flat fee payments in the third quarter of the prior year, resulting in lower expense recognition in that period, which normalized in the current period. The increase in FDIC insurance can be primarily attributed to an increase in the assessment rate effective January 1, 2023. The increase in professional services was primarily due to the timing of consulting engagements during the current period, when compared to the same period in the prior year.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change	Percentage Change
Compensation expense:
Salaries and wages	$20,029	$18,829	$1,200	6.4%
Pension and other employee benefits	5,467	5,679	(212)	(3.7)%
Other components of net periodic pension and postretirement benefits	(522)	(1,224)	702	57.4%
Total compensation expense	24,974	23,284	1,690	7.3%

Non-compensation expense:
Net occupancy	4,242	4,065	177	4.4%
Furniture and equipment	1,232	1,340	(108)	(8.1)%
Data processing	7,334	6,742	592	8.8%
Professional services	1,596	1,627	(31)	(1.9)%
Amortization of intangible assets	—	15	(15)	(100.0)%
Marketing and advertising	720	726	(6)	(0.8)%
Other real estate owned expenses	49	(17)	66	388.2%
FDIC insurance	1,608	987	621	62.9%
Loan expenses	789	327	462	141.3%
Other	4,873	4,491	382	8.5%
Total non-compensation expense	22,443	20,303	2,140	10.5%
Total non-interest expense	$47,417	$43,587	$3,830	8.8%

Total non-interest expense for the nine months ended September 30, 2023 increased $3.8 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For the nine months ended September 30, 2023, non-interest expense to average assets was 2.39%, compared to 2.36% for the same period in the prior year.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, can be mostly attributable to increases in salaries and wages and other components of net periodic pension and postretirement benefits, partially offset by a decrease in pension and other employee benefits. The increase in salaries and wages was primarily due to increases in base salaries and wages and restricted stock expense, as well as an increase in the market value of the Corporation's deferred compensation plan for the current period, when compared to the same period in the prior year. The increase in other components of net periodic pension and postretirement benefits was primarily due to actuarial adjustments related to the Corporation's pension plans. The decrease in pension and other employee benefits was attributable to a decrease in healthcare-related expenses for the current period, when compared to the same period in the prior year.

Non-compensation expense
The increase in non-compensation expense can mostly be attributable to increases in FDIC insurance expense, data processing expenses, loan expenses and other non-interest expense.

The increase in FDIC insurance expense was primarily attributable to an increase in the assessment rate effective January 1, 2023. The increase in data processing expense was attributable to additional expenditures related to cybersecurity improvement initiatives, and other increases in software expenses. The increase in loan expenses was primarily attributable to the re-alignment of dealer flat fee payments in the third quarter of the prior year. The increase in other-non interest expense was primarily attributable to the recapture of $0.2 million of accrued expenses related to a telecom contract dispute in the second quarter of 2022.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2023	2022	Change	Percentage Change
Income before income tax expense	$9,708	$8,194	$1,514	18.5%
Income tax expense	2,060	1,741	319	18.3%
Effective tax rate	21.2%	21.2%

Income tax expense for the three months ended September 30, 2023 and 2022 were $2.1 million and $1.7 million, respectively. The increase in income tax expense was due primarily to an increase of $1.5 million in income before income tax expense. The effective income tax rate for both periods was 21.2%.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change	Percentage Change
Income before income tax expense	$26,858	$27,373	$(515)	(1.9)%
Income tax expense	5,660	6,029	(369)	(6.1)%
Effective tax rate	21.1%	22.0%

Income tax expense for the nine months ended September 30, 2023 and 2022 were $5.7 million and $6.0 million, respectively. The decrease in income tax expense was due primarily to a decrease of $0.5 million in income before income tax expense. The effective income tax rate decreased from 22.0% for the nine months ended September 30, 2022 to 21.1% for the nine months ended September 30, 2023.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	September 30, 2023	December 31, 2022	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$75,580	$55,869	$19,711	35.3%
Total investment securities, FHLB, and FRB stock	577,672	646,040	(68,368)	(10.6)%

Loans, net of deferred loan fees	1,930,688	1,829,448	101,240	5.5%
Allowance for credit losses	(20,252)	(19,659)	(593)	3.0%
Loans, net	1,910,436	1,809,789	100,647	5.6%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	122,322	112,031	10,291	9.2%
Total assets	$2,707,834	$2,645,553	$62,281	2.4%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,473,499	$2,327,227	$146,272	6.3%
Advances and other debt	3,120	99,137	(96,017)	(96.9)%
Other liabilities	61,151	52,801	8,350	15.8%
Total liabilities	2,537,770	2,479,165	58,605	2.4%

Total shareholders’ equity	170,064	166,388	3,676	2.2%
Total liabilities and shareholders’ equity	$2,707,834	$2,645,553	$62,281	2.4%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in loans, deposits, borrowings, and securities.

Investment securities
The decrease in investment securities can be mostly attributed to $46.7 million in paydowns and maturities in the securities available for sale portfolio, and a decrease in the fair value of the available for sale portfolio of $18.2 million.

Loans, net
The increase in loans, net of deferred loan fees, can be primarily attributed to increases of $89.6 million in commercial mortgages, $13.7 million in consumer loans, and $2.2 million in commercial and industrial loans, offset by a decrease of $4.3 million in residential mortgages.

Allowance for Credit Losses
The increase in the allowance for credit losses can be primarily attributed to the $0.4 million in adjustments made upon the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), additional provisioning related to increased loan volume, and qualitative adjustments made during the period. Improvements in the underlying forecasted metrics on which the model is based offset these increases. During the period, the FOMC's forecasted U.S. civilian unemployment rate for year-end 2023 decreased from 4.6% as of December 2022 to 3.8% as of September 2023. Because the model utilizes a rolling four quarter forecast period, the FOMC's 2024 projections for year-end unemployment became increasingly impactful on the model during 2023. The FOMC's projection for year-end U.S. civilian unemployment improved from 4.5% in June, 2023 to 4.1% in September, 2023. Qualitative adjustments made during the period primarily reflected changing conditions in the consumer portfolio. Management qualitatively increased the allowance in the consumer portfolio due to economic headwinds that may adversely impact consumers, but are not entirely reflected in the improvements to the FOMC's data points.

Other Assets
The increase in other assets can be primarily attributed to increases of $5.6 million in the deferred tax asset, primarily related to a decline in the fair value of the Corporation's available for sale portfolio of $18.2 million, and an increase of $5.8 million in interest rate swap assets.

Deposits
The increase in deposits can be attributed to increases of $101.5 million in brokered deposits, $87.3 million in time deposits, and $39.2 million in interest-bearing demand deposit accounts, offset by decreases of $50.0 million in non-interest bearing demand deposits, $14.6 million in insured money market accounts, and $17.2 million in savings deposits.

Advances and Other Debt
The decrease in advances and other debt can be primarily attributed to a decrease in overnight FHLBNY borrowing.

Other liabilities
The increase in other liabilities can be primarily attributed to an increase of $5.7 million in interest rate swap liabilities and the establishment of a $1.0 million allowance due to adoption of ASU 2016-13 on January 1, 2023 related to unfunded commitments, which was $1.1 million at September 30, 2023.

Shareholders’ equity
Shareholders’ equity was $170.1 million at September 30, 2023 compared to $166.4 million at December 31, 2022. The increase can be primarily attributed to an increase of $15.7 million in retained earnings, partially offset by an increase in accumulated other comprehensive loss of $13.4 million. The increase in retained earnings can be primarily attributed to net income of $21.2 million, offset by $4.4 million in dividends declared, and a $1.1 million one-time adjustment, net of tax, due to the implementation of CECL, during the nine months ended September 30, 2023. The increase in accumulated other comprehensive loss can be primarily attributed to a decrease in the fair market value of the available for sale securities portfolio.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.126 billion at September 30, 2023, including $379.8 million of assets held under management or administration for the Corporation, compared to $2.053 billion at December 31, 2022, including $346.5 million of assets held under management or administration for the Corporation, an increase of $73.2 million, or 3.6%, due to an increase in assets under management, due primarily to broad improvements in financial markets.

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
The available for sale segment of the securities portfolio totaled $569.0 million at September 30, 2023, a decrease of $63.6 million, or 10.1%, from $632.6 million at December 31, 2022. The decrease can be mostly attributed to $46.7 million in paydowns, and a decrease in the fair value of the portfolio of $18.2 million. The held to maturity securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit. These securities totaled $1.8 million at September 30, 2023 and $2.4 million at December 31, 2022.
Non-marketable equity securities at September 30, 2023 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million and $2.2 million, respectively. Non-marketable equity securities at December 31, 2022 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million and $6.4 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, certain loans made with modifications to borrowers experiencing financial difficulty, and other real estate owned, (iv) loans analyzed on an individual basis for credit risk, and (v) potential problem loans. Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2022 to September 30, 2023 ($ in thousands):

LOAN COMPOSITION
	September 30, 2023	% of Total Loans	December 31, 2022	% of Total Loans	Dollar Change	Percentage Change
Commercial and agricultural:
Commercial and industrial	$254,215	13.2%	$252,044	13.8%	$2,171	0.9%
Agricultural	269	—%	249	—%	20	8.0%
Commercial mortgages:
Construction	140,480	7.3%	108,243	5.9%	32,237	29.8%
Commercial mortgages	946,053	49.0%	888,670	48.7%	57,383	6.5%
Residential mortgages	281,361	14.6%	285,672	15.6%	(4,311)	(1.5)%
Consumer loans:
Home equity lines and loans	87,078	4.5%	81,401	4.4%	5,677	7.0%
Indirect consumer loans	211,046	10.9%	202,124	11.0%	8,922	4.4%
Direct consumer loans	10,186	0.5%	11,045	0.6%	(859)	(7.8)%
Total	$1,930,688	100.0%	$1,829,448	100.0%	$101,240	5.5%

Portfolio loans totaled $1.931 billion at September 30, 2023, an increase of $101.2 million, or 5.5%, from $1.829 billion at December 31, 2022. The increase in loans can be attributed to increases of $89.6 million in commercial mortgage loans, $8.9 million in indirect consumer loans, $4.8 million in other consumer loans, and $2.2 million in commercial and industrial loans, offset by a decrease of $4.3 million in residential mortgages.

Commercial real estate lending continues to be the primary driver of asset growth for the Corporation, as demand for project financing remains robust across the Corporation's footprint, particularly in the Albany and Buffalo regions. At September 30, 2023, commercial real estate loans in the Albany and Buffalo regions have grown $60.8 million and $17.0 million from December 31, 2022, respectively.

Residential mortgage loans totaled $281.4 million at September 30, 2023, a decrease of $4.3 million, or 1.5%, from December 31, 2022. During the nine months ended September 30, 2023, $21.4 million of residential mortgages were originated, of which $4.3 million were sold in the secondary market to Freddie Mac. Indirect consumer loans totaled $211.0 million at September 30, 2023, an increase of $8.9 million, or 4.4%, from December 31, 2022, as consumer demand for automobiles remains strong, and prices remain elevated when compared to pre-pandemic levels.

The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	September 30, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Chemung Canal Trust Company*^	$756,645	$731,344	$639,144	$658,468	$576,399
Capital Bank Division	1,174,043	1,098,104	879,105	877,995	732,820
Total loans	$1,930,688	$1,829,448	$1,518,249	$1,536,463	$1,309,219
* All loans, excluding those originated by the Capital Bank division.
^ Includes $95.8 million and $79.8 million as of September 30, 2023 and December 31, 2022, respectively, in the Western New York market.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Specific industries are identified using NAICS codes. The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At September 30, 2023 and December 31, 2022, commercial loans to borrowers involved in the real estate, and real estate rental and leasing businesses were 49.1% and 48.3% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of September 30, 2023 and December 31, 2022.

The table below shows the maturity of loans outstanding as of September 30, 2023. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$78,173	$106,526	$65,834	$3,682	$254,215
Agricultural	—	84	185	—	269
Commercial mortgages:
Construction	34,775	33,415	71,012	1,278	140,480
Commercial mortgages	41,479	233,149	642,520	28,905	946,053
Residential mortgages	3,545	9,875	118,062	149,879	281,361
Consumer loans:
Home equity lines and loans	237	5,864	57,963	23,014	87,078
Indirect consumer loans	1,646	100,176	109,219	5	211,046
Direct consumer loans	340	6,479	1,940	1,427	10,186
Total	$160,195	$495,568	$1,066,735	$208,190	$1,930,688

Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$65,775	$31,803	$434	$98,012
Agricultural	16	185	—	201
Commercial mortgages:
Construction	5,205	16,887	650	22,742
Commercial mortgages	129,063	157,946	2,752	289,761
Residential mortgages	9,424	113,625	104,157	227,206
Consumer loans:
Home equity lines and loans	5,155	46,490	727	52,372
Indirect consumer loans	100,176	109,219	5	209,400
Direct consumer loans	6,391	981	201	7,573
Total	$321,205	$477,136	$108,926	$907,267

Loans maturing with variable interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$40,429	$34,348	$3,248	$78,025
Agricultural	68	—	—	68
Commercial mortgages:				—
Construction	28,272	54,033	628	82,933
Commercial mortgages	104,275	484,093	26,481	614,849
Residential mortgages	520	4,741	45,342	50,603
Consumer loans:				—
Home equity lines and loans	712	11,418	22,338	34,468
Indirect consumer loans	—	—	—	—
Direct consumer loans	87	966	1,227	2,280
Total	$174,363	$589,599	$99,264	$863,226

Non-Performing Assets
Non-performing assets consist of non-accrual loans and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Effective January 1, 2023, the Corporation adopted ASU 2022-02, which eliminated troubled debt restructuring accounting guidance. Prior to adoption, non-accrual troubled debt restructurings were considered to be non-performing assets. The Corporation monitors loan modifications made to borrowers deemed to be experiencing financial difficulty. As of September 30, 2023, there were four loans being monitored under ASU 2022-02 guidance, three of which were accruing, and one of which was non-accrual, and therefore included in non-performing loans.
Past due status on all loans is based on the contractual terms of the loan. It is generally the Corporation's policy that a loan 90 days past due be placed on non-accrual status unless factors exist that would eliminate the need to classify a loan as such. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on non-accrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Corporation expects to receive all of its original principal and interest. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

The following table summarizes the Corporation's non-performing assets ($ in thousands):

NON-PERFORMING ASSETS
	September 30, 2023	December 31, 2022
Non-accrual loans	$6,826	$4,143
Non-accrual troubled debt restructurings	—	4,035
Total non-performing loans	6,826	8,178
Other real estate owned	229	195
Total non-performing assets	$7,055	$8,373

Ratio of non-performing loans to total loans	0.35%	0.45%
Ratio of non-performing assets to total assets	0.26%	0.32%
Ratio of allowance for credit losses to non-performing loans	296.69%	240.39%

Accruing loans past due 90 days or more (1)	$—	$1
Accruing troubled debt restructurings (1)	$—	$1,405
(1) Not included in non-performing assets above.

Non-Performing Loans
Non-performing loans totaled $6.8 million, or 0.35% of total loans at September 30, 2023, compared to $8.2 million, or 0.45% of total loans at December 31, 2022. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $7.1 million, or 0.26% of total assets, at September 30, 2023, compared to $8.4 million, or 0.32% of total assets, at December 31, 2022. The decrease in non-performing loans can mostly be attributed to paydown activity on non-performing commercial loans, the removal of a large commercial and industrial loan from non-accrual status, and the charge-off of one commercial and industrial loan, offset by the addition of a few smaller commercial loans to non-performing status. The decrease in non-performing assets can be attributed to the decrease in non-performing loans.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. Previously, the Corporation applied troubled debt restructuring (TDR) accounting guidance for loan modifications made to borrowers experiencing financial difficulty, where a concession was made by the Corporation. Effective January 1, 2023, the Corporation adopted ASU 2022-02, which supersedes TDR guidance. The Corporation monitors modifications made to borrowers experiencing financial difficulty in which the contractual cash flows were directly impacted. Modifications that are included under this guidance include principal reductions, reductions in the effective interest rate, term extensions, or a combination thereof. ASU 2022-02 was implemented on a prospective basis, and as of September 30, 2023, the Corporation had four loans that were modified under the new accounting guidance, term extensions on two commercial mortgages and one home equity loan, as well as a four month payment delay deemed to be greater than insignificant on a commercial mortgage. As of September 30, 2023, the commercial mortgages and home equity loan that were given term extensions were all considered to be performing, while the commercial mortgage that was given a payment delay is currently non-accrual.

Individually Analyzed Loans
Effective January 1, 2023, the Corporation began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designated pool of loans, under the Corporation's CECL methodology. This differs from the definition of loans considered to be impaired at December 31, 2022. The amortized cost basis of individually analyzed loans at September 30, 2023 totaled $5.0 million, compared to impaired loans of $7.5 million at December 31, 2022. Included in the amortized cost basis of individually analyzed loans at September 30, 2023, were loans totaling $1.2 million for which allowances of $1.1 million have been specifically allocated to the allowance for credit losses. As of December 31, 2022, the impaired loan total included $1.3 million of loans for which specific impairment allowances of $1.1 million were allocated to the allowance for loan losses.
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
The allowance for credit losses was $20.3 million at September 30, 2023, and the allowance for loan losses was $19.7 million at December 31, 2022. The allowance for credit losses was 296.69% of non-performing loans at September 30, 2023 compared to 240.39% of the allowance for loan losses at December 31, 2022. The ratio of allowance for credit losses to total loans was 1.05% at September 30, 2023, and the ratio of the allowance for loan losses to total loans was 1.07% at December 31, 2022. The increase in the allowance for credit losses was attributable to the impact of the implementation of ASU 2016-13, increased loan volume, and the impact of changes in the economic forecasts that the model relies on. The quantitative portion of the ACL model was impacted by improvements in the FOMC forecasted unemployment rate and U.S. GDP growth rate for both year-end 2023 and 2024, which offset additional provisioning relating to loan growth and additional qualitative provisioning in the consumer portfolio segment, in relation to economic headwinds that may adversely impact consumers in coming periods, but are not directly represented in the FOMC's forecasted data points. Net charge-offs for both the nine months ended September 30, 2023 and September 30, 2022 were $0.8 million.

The table below summarizes the Corporation’s allowance for credit losses and non-accrual loans outstanding by loan category at September 30, 2023, and the allowance for loan losses and non-accrual loans outstanding by loan category at December 31, 2022 (in thousands):

ALLOWANCE BY LOAN CATEGORY

Balance at September 30, 2023	Allowance for credit losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	$4,146	1.63%	$1,032	0.41%	401.74%
Commercial mortgages	11,025	1.01%	3,824	0.35%	288.31%
Residential mortgages	1,868	0.66%	776	0.28%	240.72%
Consumer loans	3,213	1.04%	1,194	0.39%	269.10%
Total	$20,252	1.05%	$6,826	0.35%	296.69%

Balance at December 31, 2022	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	$3,373	1.34%	$1,946	0.77%	173.33%
Commercial mortgages	11,576	1.16%	3,933	0.39%	294.33%
Residential mortgages	1,845	0.65%	986	0.35%	187.12%
Consumer loans	2,865	0.97%	1,313	0.45%	218.20%
Total	$19,659	1.07%	$8,178	0.45%	240.39%
[1] Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios at September 30, 2023 and December 31, 2022:

Consolidated Ratios	September 30, 2023	December 31, 2022
Non-performing loans to total loans	0.35%	0.45%
Allowance for credit losses to total loans (1)	1.05%	1.07%
Allowance for credit losses, inclusive of unfunded commitments, to total loans (1)	1.10%	1.07%
Allowance for credit losses to non-performing loans (1)	296.69%	240.39%
(1) December 31, 2022 ratios reflect the Corporations's allowance for loan losses

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the nine months ended September 30, 2023 and September 30, 2022:

Credit Ratios	September 30, 2023	September 30, 2022
Commercial and agricultural	0.11%	—%
Commercial mortgages	—%	—%
Residential mortgages	—%	(0.01)%
Consumer loans	0.16%	0.07%
Total	0.06%	0.01%

The table below summarizes the Corporation’s credit loss experience for the nine months ended September 30, 2023 and 2022 (in thousands):

SUMMARY OF CREDIT LOSS EXPERIENCE
	Nine Months Ended September 30,
	2023	2022
Balance of allowance for credit losses at beginning of period	$19,659	$21,025
Impact of ASC 326 Adoption	374	—
Charge-offs:
Commercial and agricultural	281	20
Commercial mortgages	—	687
Residential mortgages	—	—
Consumer loans	785	599
Total charge-offs	$1,066	$1,306

Recoveries:
Commercial and agricultural	13	37
Commercial mortgages	1	3
Residential mortgages	—	40
Consumer loans	281	466
Total recoveries	$295	$546

Net charge-offs (recoveries)	771	760
Provision (credit) for credit losses on-balance sheet exposure[1]	990	(1,634)

Balance of allowance for credit losses at end of period	$20,252	$18,631
1 Additional provision related to off-balance sheet exposure was ($28 thousand) for the nine months ended September 30, 2023.

Other Real Estate Owned

OREO totaled $0.2 million at September 30, 2023, and December 31, 2022, respectively. There were two residential mortgage properties added to, and two residential mortgages properties sold, from other real estate owned in the first nine months of 2023.

Deposits

The table below summarizes the Corporation’s deposit composition by segment at September 30, 2023, and December 31, 2022, and the dollar and percent change from December 31, 2022 to September 30, 2023 (in thousands):

DEPOSITS
					September 30, 2023 v. December 31, 2022
	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non-interest-bearing demand deposits	$683,348	27.5%	$733,329	31.4%	$(49,981)	(6.8)%
Interest-bearing demand deposits	310,885	12.6%	271,645	11.7%	39,240	14.4%
Money market accounts	626,256	25.3%	640,840	27.5%	(14,584)	(2.3)%
Savings deposits	261,822	10.6%	279,029	12.0%	(17,207)	(6.2)%
Certificates of deposit $250,000 or less	341,045	13.8%	272,182	11.7%	68,863	25.3%
Certificates of deposit greater than $250,000	48,390	2.0%	31,547	1.4%	16,843	53.4%
Brokered deposits	175,000	7.1%	73,452	3.2%	101,548	138.3%
Other time deposits	26,753	1.1%	25,203	1.1%	1,550	6.2%
Total	$2,473,499	100.0%	$2,327,227	100.0%	$146,272	6.3%

Deposits totaled $2.473 billion at September 30, 2023 compared to $2.327 billion at December 31, 2022, an increase of $146.3 million, or 6.3%. The increase was primarily attributable to increases of $101.5 million in brokered deposits, $87.3 million in time deposits excluding brokered deposits, and $39.2 million in interest-bearing demand deposits, offset by decreases of $50.0 million in non-interest bearing demand deposits, $17.2 million in savings deposits, and $14.6 million in insured money market accounts. The growth in deposits was due primarily to increases of $101.5 million in brokered deposits, $49.3 million in ICS deposits, $16.5 million in public deposits, and $1.0 million in CDARS deposits, offset by decreases of $13.1 million in consumer deposits, and $9.7 million in commercial deposits. At September 30, 2023, demand deposit and money market accounts comprised 65.5% of total deposits compared to 70.7% at December 31, 2022. The aggregate amount of the Corporation's outstanding uninsured deposits, was 27.2% and 30.1% of total deposits, as of September 30, 2023 and December 31, 2022, respectively.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	September 30, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Chemung Canal Trust Company*	$2,081,581	$1,892,020	$1,739,826	$1,686,370	$1,317,225
Capital Bank Division	391,918	435,207	415,607	351,404	254,913
Total	$2,473,499	$2,327,227	$2,155,433	$2,037,774	$1,572,138
*All deposits, excluding those originated by the Capital Bank division.

In addition to consumer, commercial, and public deposits, other sources of funds include reciprocal deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Brokered deposits include funds obtained through brokers. Deposits obtained through the CDARS and ICS programs were $418.5 million as of September 30, 2023, including $175.0 million of brokered deposits, and $368.2 million as of December 31, 2022, which included $73.5 million of brokered deposits.

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

Borrowings

Borrowings decreased $96.0 million to $3.1 million at September 30, 2023 from December 31, 2022, primarily attributable to a decrease in FHLBNY overnight advances of $95.8 million when compared to December 31, 2022. There were no outstanding FHLBNY term advances as of and for the nine months ended September 30, 2023, and as of and for the year ended December 31, 2022.

Shareholders’ Equity

Total shareholders' equity increased $3.7 million from $166.4 million at December 31, 2022 to $170.1 million at September 30, 2023, primarily due to an increase in retained earnings, offset by an increase in accumulated other comprehensive loss. The increase in retained earnings of $15.7 million was due primarily to earnings of $21.2 million, offset by $4.4 million in dividends declared, and a $1.1 million one-time adjustment due to the implementation of CECL, net of deferred tax, during the nine months ended September 30, 2023. The increase in accumulated other comprehensive loss of $13.4 million can be mostly attributed to a decrease in the fair market value of the available for sale securities portfolio, due to the rising interest rate environment. Treasury stock decreased $0.7 million, primarily due to the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 6.28% at September 30, 2023 compared to 6.29% at December 31, 2022. The tangible equity to tangible assets ratio was 5.52% at September 30, 2023 compared to 5.51% at December 31, 2022. Book value per share increased to $35.90 at September 30, 2023 from $35.32 at December 31, 2022.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of September 30, 2023, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased in the third quarter of 2023. As of September 30, 2023, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares at September 30, 2023.

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

At September 30, 2023, the Corporation's cash and cash equivalents balance was $75.6 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities, U.S. Gov't Treasury securities, Small Business Administration loan pools, and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of September 30, 2023, the Corporation's investment in securities available for sale was $569.0 million, $296.3 million of which was not pledged as collateral.

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. The Bank has pledged $220.4 million and $228.4 million of first mortgage loans under a blanket lien arrangement at September 30, 2023 and December 31, 2022, respectively, as collateral for future borrowings. Based on this available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $231.3 million and $195.6 million at September 30, 2023 and December 31, 2022, respectively. The Corporation did not borrow with the FHLBNY as of September 30, 2023, and borrowed FHLBNY overnight advances of $95.8 million as of December 31, 2022. The Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $231.3 million as of September 30, 2023. Borrowings may be used on a short-terms basis for liquidity purposes or on a long-term basis to fund asset growth.

Uninsured deposits totaled $671.9 million as of September 30, 2023, and $700.9 million as of December 31, 2022, which included $174.5 million and $152.9 million of municipal deposits that were collateralized by pledged assets, respectively. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions due to their fluidity.

The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. Brokered deposits were $175.0 million and $73.5 million, as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, all brokered deposits carried terms of three months with staggered maturities.

The Corporation also had a total of $60.0 million of unsecured lines of credit with five different financial institutions, all of which was available at September 30, 2023, and $68.0 million of unsecured lines of credit with six different financial institutions, all of which was available at December 31, 2022.
On March 12, 2023, the Treasury Department, Federal Reserve, and FDIC jointly announced a new liquidity program, the Bank Term Funding Program (BTFP), in response to the failure of two banks earlier that week. Under the BTFP, institutions can pledge certain securities (i.e., securities eligible for purchase by the Federal Reserve Banks in open market operations) for the par value of the securities at a borrowing rate of ten basis points over the one-year overnight index swap rate. There will be no fees with the advance. Certain U.S. federally insured depository institutions are eligible to participate in the BTFP. The Bank is eligible to participate, but as of September 30, 2023, the Bank has not participated in the BTFP. The advances, which may have a term of up to one year, may be prepaid by the borrowing institution at any time (including for purposes of refinancing) without penalty. Also available to the Corporation is the Discount Window Lending provided by the Federal Reserve Bank. As of September 30, 2023, the Bank had no collateral held at the Federal Reserve Bank. The Corporation is continually reviewing the option to utilize these sources.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$27,261	$32,685
Net cash used in investing activities	(53,842)	(175,576)
Net cash provided by financing activities	46,292	158,333
Net increase in cash and cash equivalents	$19,711	$15,442

Operating activities
The Corporation believes cash flows from operations, available cash balances, and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first nine months of 2023 and 2022 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first nine months of 2023 and 2022 predominantly resulted from a net increase in loans and purchases of securities available for sale, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first nine months of 2023 predominantly resulted from an increase in deposits, including brokered deposits, offset by a net repayment of overnight advances held at the end of the prior quarter. Cash provided by financing activities during the first nine months of 2022 predominantly resulted from a net increase in deposits, including brokered deposits and overnight advances.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of September 30, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of September 30, 2023, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of September 30, 2023 and December 31, 2022 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of September 30, 2023 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$258,225	13.02%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$248,131	12.51%	$158,663	8.00%	$208,246	10.50%	$198,329	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$236,919	11.94%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$226,825	11.44%	$118,997	6.00%	$168,580	8.50%	$158,663	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$236,919	11.94%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$226,825	11.44%	$89,248	4.50%	$138,830	7.00%	$128,914	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$236,919	8.64%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$226,825	8.29%	$109,489	4.00%	N/A	N/A	$136,862	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2022 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$239,478	12.57%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$230,560	12.10%	$152,414	8.00%	$200,044	10.50%	$190,518	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$219,820	11.54%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	11.07%	$114,311	6.00%	$161,940	8.50%	$152,414	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$219,820	11.54%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	11.07%	$85,733	4.50%	$133,363	7.00%	$123,837	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$219,820	8.23%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	7.91%	$106,616	4.00%	N/A	N/A	$133,270	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At September 30, 2023, the Bank could, without prior approval, declare dividends of approximately $57.2 million.

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

						As of the
(in thousands, except ratio data)	As of the Three Months Ended					Nine Months Ended
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2023	2023	2023	2022	2022	2023	2022
Net interest income (GAAP)	$18,017	$18,595	$19,947	$20,871	$18,990	$56,559	$53,308
Fully taxable equivalent adjustment	87	92	98	112	112	277	314
Fully taxable equivalent net interest income (non-GAAP)	$18,104	$18,687	$20,045	$20,983	$19,102	$56,836	$53,622

Average interest-earning assets (GAAP)	$2,627,012	$2,609,893	$2,592,709	$2,550,834	$2,457,218	$2,609,999	$2,408,379

Net interest margin - fully taxable equivalent (non-GAAP)	2.73%	2.87%	3.14%	3.26%	3.08%	2.91%	2.98%

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

						As of the
(in thousands, except ratio data)	As of the Three Months Ended					Nine Months Ended
EFFICIENCY RATIO	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2023	2023	2023	2022	2022	2023	2022
Net interest income (GAAP)	$18,017	$18,595	$19,947	$20,871	$18,990	$56,559	$53,308
Fully taxable equivalent adjustment	87	92	98	112	112	277	314
Fully taxable equivalent net interest income (non-GAAP)	$18,104	$18,687	$20,045	$20,983	$19,102	$56,836	$53,622

Non-interest income (GAAP)	$7,808	$5,447	$5,423	$5,418	$5,036	$18,678	$16,018
Less: recognition of employee retention tax credit	(2,370)	—	—	—	—	(2,370)	—
Adjusted non-interest income (non-GAAP)	$5,438	$5,447	$5,423	$5,418	$5,036	$16,308	$16,018

Non-interest expense (GAAP)	$15,668	$15,913	$15,836	$15,693	$14,577	$47,417	$43,587
Less: amortization of intangible assets	—	—	—	—	—	—	(15)
Less: legal reserve	—	—	—	—	—	—	—
Adjusted non-interest expense (non-GAAP)	$15,668	$15,913	$15,836	$15,693	$14,577	$47,417	$43,572

Efficiency ratio (unadjusted)	60.67%	66.19%	62.42%	59.69%	60.67%	63.02%	62.87%
Efficiency ratio (adjusted)	66.55%	65.94%	62.18%	59.44%	60.40%	64.83%	62.57%

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

						As of or for the
(in thousands, except per share and ratio data)	As of or for the Three Months Ended					Nine Months Ended
TANGIBLE EQUITY AND TANGIBLE ASSETS (PERIOD END)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2023	2023	2023	2022	2022	2023	2022
Total shareholders' equity (GAAP)	$170,064	$177,426	$177,341	$166,388	$155,518	$170,064	$155,518
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible equity (non-GAAP)	$148,240	$155,602	$155,517	$144,564	$133,694	$148,240	$133,694

Total assets (GAAP)	$2,707,834	$2,674,673	$2,654,183	$2,645,553	$2,551,422	$2,707,834	$2,551,422
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,686,010	$2,652,849	$2,632,359	$2,623,729	$2,529,598	$2,686,010	$2,529,598

Total equity to total assets at end of period (GAAP)	6.28%	6.63%	6.68%	6.29%	6.10%	6.28%	6.10%
Book value per share (GAAP)	$35.90	$37.49	$37.53	$35.32	$33.14	$35.90	$33.14

Tangible equity to tangible assets at end of period (non-GAAP)	5.52%	5.87%	5.91%	5.51%	5.29%	5.52%	5.29%
Tangible book value per share (non-GAAP)	$31.29	$32.88	$32.91	$30.69	$28.49	$31.29	$28.49

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

						As of or for the
(in thousands, except ratio data)	As of or for the Three Months Ended					Nine Months Ended
TANGIBLE EQUITY (AVERAGE)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2023	2023	2023	2022	2022	2023	2022
Total average shareholders' equity (GAAP)	$179,700	$180,357	$173,786	$160,740	$180,644	$177,969	$187,409
Less: average intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,828)
Average tangible equity (non-GAAP)	$157,876	$158,533	$151,962	$138,916	$158,820	$156,145	$165,581

Return on average equity (GAAP)	16.89%	13.97%	16.97%	18.36%	14.17%	15.93%	15.23%
Return on average tangible equity (non-GAAP)	19.22%	15.89%	19.40%	21.25%	16.12%	18.15%	17.23%

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

						As of or for the
(in thousands, except per share and ratio data)	As of or for the Three Months Ended					Nine Months Ended
NON-GAAP NET INCOME	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2023	2023	2023	2022	2022	2023	2022
Reported net income (GAAP)	$7,648	$6,280	$7,270	$7,439	$6,453	$21,198	$21,344
Recognition of employee retention tax credit	(1,873)	—	—	—	—	(1,873)	—
Non- GAAP net income	$5,775	$6,280	$7,270	$7,439	$6,453	$19,325	$21,344

Average basic and diluted shares outstanding	4,736	4,729	4,721	4,698	4,692	4,729	4,691

Reported basic and diluted earnings per share (GAAP)	$1.61	$1.33	$1.54	$1.58	$1.37	$4.48	$4.55
Reported return on average assets (GAAP)	1.14%	0.95%	1.12%	1.15%	1.02%	1.07%	1.16%
Reported return on average equity (GAAP)	16.89%	13.97%	16.97%	18.36%	14.17%	15.93%	15.23%

Non-GAAP basic and diluted earnings per share	$1.21	$1.33	$1.54	$1.58	$1.37	$4.08	$4.55
Non-GAAP return on average assets	0.86%	0.95%	1.12%	1.15%	1.02%	0.97%	1.16%
Non-GAAP return on average equity	12.75%	13.97%	16.97%	18.36%	14.17%	14.52%	15.23%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At September 30, 2023, it is estimated that immediate decreases in interest rates of 100-basis points and 200-basis points would positively impact the next 12 months net interest income by 3.78% and 6.16%, respectively. Immediate increases in interest rates of 100-basis points and 200-basis points would positively impact the next 12 months net interest income by 1.59% and 3.16%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
100 basis points decrease	3.78%
200 basis points decrease	6.16%
100 basis points increase	1.59%
200 basis points increase	3.16%

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. At September 30, 2023, it is estimated that immediate decreases in interest rates of 100-basis points and 200-basis points would positively impact the market value of the Corporation’s capital account by 4.36% and 6.96% respectively. Immediate increases in interest rates of 100-basis points and 200-basis points would positively impact the market value by 0.50% and 1.17% respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
100 basis points decrease	4.36%
200 basis points decrease	6.96%
100 basis points increase	0.50%
200 basis points increase	1.17%

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial and accounting officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2023 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial and accounting officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2023. In addition, there have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of September 30, 2023.

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
Recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank and First Republic Bank, and the liquidity management practices at Signature Bank, that resulted in the failure of those institutions have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession.
These events and developments could materially and adversely impact our business or financial condition, including through liquidity pressures, reduced net interest margins, and potential increased credit losses. These recent events and developments have, and could continue to, adversely impact the market price and volatility of our common stock. These recent events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our businesses. The cost of resolving the recent failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.
An unexpected decrease in deposit balances due to withdrawal activity could adversely impact the Corporation's ability to rely on organic deposits to primarily fund its operations, requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, lines of credit from correspondent banks, and out-of-market time deposits.
In response to these events, the Treasury Department, Federal Reserve, and FDIC jointly announced the Bank Term Funding Program (BTFP) on March 12, 2023. This program aims to enhance liquidity, allowing institutions to pledge certain securities at par value, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advance terms of up to one year and no prepayment penalties. As of the date of the release of the Unaudited Consolidated Financial Statements, the Corporation has not accessed the BTFP.
Such reliance on secondary funding sources could increase the Corporation's overall cost of funding and thereby reduce net income. While the Corporation believes its current sources of liquidity are adequate to fund operations, there is no guarantee they will suffice to meet future liquidity demands. This may necessitate slowing or discontinuing loan growth, capital expenditures, other investments, or liquidating assets.
For further discussion of the Corporation's liquidity practices, see pages 73-75 of this Form 10-Q.

ITEM 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2023	—	—	—	200,816
August 1 - August 31, 2023	—	—	—	200,816
September 1 - September 30, 2023	—	—	—	200,816
Quarter ended September 30, 2023	—	$—	—	200,816
(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of September 30, 2023 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

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

CHEMUNG FINANCIAL CORPORATION

DATED: November 9, 2023	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: November 9, 2023	By: /s/ Dale M. McKim, III
Dale M. McKim, III Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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