Form 10-K
period 2023-12-31
CHEMUNG FINANCIAL CORP
filed 2024-03-13
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 OR

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

Based upon the closing price of the registrant's Common Stock as of June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of the registrant was $145,072,803.

As of March 1, 2024, there were 4,750,674 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2024 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources.  Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

To assist the reader, the Corporation has provided the following list of commonly used abbreviations and terms included in Parts I through IV.

Abbreviations

ACL	Allowance for Credit Losses
AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank Owned Life Insurance
CAM	Common area maintenance charges
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CAPM	Capital Asset Pricing Model
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CECL	Current Expected Credit Loss
CFPB	Consumer Financial Protection Bureau
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act
CRM	Chemung Risk Management, Inc.
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institution Examination Council
FHLBNY	Federal Home Loan Bank of New York
FINRA	Financial Industry Regulatory Authority
FOFC	Fort Orange Financial Corporation
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission
GAAP	U.S. Generally Accepted Accounting Principles
GLB Act	Gramm-Leach-Bliley Act
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
IPS	Investment Policy Statement
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
NYSDFS	New York State Department of Financial Services
OPEB	Other postemployment benefits
OREO	Other real estate owned
PCI	Purchased credit impaired
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
RESPA	Real Estate Settlement Procedures Act
Riegle-Neal Act	Riegle-Neal Interstate Banking and Branching Efficiency Act
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SOFR	Secured Overnight Financing Rate
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Security Guidelines	Interagency Guidelines Establishing Information Security Standards
Securities Act	Securities Act of 1933
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
Tax Act	Tax Cuts and Jobs Act of 2017
TDRs	Troubled debt restructurings
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
WMG	Wealth Management Group

Terms

Accumulated benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the pension plan is to be terminated immediately and does not consider any future salary increases.
Allowance for Credit Losses	Replaces the Allowance for Loan and Lease Losses as the contra asset account valuating the lifetime amount the Corporation anticipates will be unrecoverable from assets with credit risk. The ACL conforms with CECL requirements as outlined in ASU 2016-13, and was implemented by the Corporation January 1, 2023.
Allowance for credit losses to total loans	Represents period-end allowance for credit losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel III
A comprehensive set of reform measures designed to improve the regulation, supervision, and risk management within the banking sector. The reforms require banks to maintain proper leverage ratios and meet certain capital requirements.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.

Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany, Saratoga, & Schenectady.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Economic Growth, Regulatory Relief, and Consumer Protection Act	The Economic Growth, Regulatory Relief, and Consumer Protection Act was signed on May, 24 2018 and repeals or modifies certain provisions to the Dodd-Frank Act and will ease certain regulations on all but the largest banks.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term capital lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Data is not meaningful in the context presented.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.

Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Projected benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the plan will not terminate in the near future and that employees will continue to work and receive future salary increases.
Regulatory Relief Act	The Regulatory Relief Act was signed on May, 24 2018 and repeals or modifies certain provisions to the Dodd-Frank Act and will ease certain regulations on all but the largest banks.
RWA	Risk-weighted assets, which is used to calculate regulatory capital ratios, consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
TDR	A TDR was deemed to have occured when the Corporation modified the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty. TDR accounting guidance was superseded by ASU 2022-02, effective January 1, 2023. The Corporation discloses and accounts for loan modifications that have a direct impact on contractual cash flows made to borrowers experiencing financial difficulty in accordance with ASU 2022-02.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

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
The Corporation became a financial holding company in June 2000. Financial holding company status provided the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services, which provide additional sources of fee-based income and allow the Corporation to better serve its customers. The Corporation established a financial services subsidiary, CFS, in September 2001 which offers non-banking financial services such as mutual funds, annuities, brokerage services, insurance and tax preparation services. CRM, a wholly-owned subsidiary of the Corporation, was formed and began operations on May 31, 2016 as a Nevada-based captive insurance company. During the fourth quarter of 2023, CRM was dissolved by the Corporation effective December 6, 2023. The dissolution of CRM did not have a significant impact to financial results for the year ended December 31, 2023.
The Corporation’s Board of Directors has concluded that the expansion of the franchise’s geographic footprint, an increase in the Bank’s interest earning assets, and the generation of new sources of non-interest income are important components of its strategic plan. Over the last 15 years, the Corporation and the Bank have completed the following transactions to grow the franchise:

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
•The Corporation intends to open a full-service branch in Williamsville, New York during 2024.
As a result of these transactions and organic growth, the Corporation had $2.711 billion in consolidated assets, $1.973 billion in loans, $2.429 billion in deposits, and $195.2 million in shareholders’ equity at December 31, 2023.

Growth Strategy
The Corporation’s growth strategy is to leverage its branch and digital network in current or new markets to build client relationships and grow loans and deposits. Consistent with the Corporation’s community-banking model, and subject to market conditions, emphasis is placed on acquiring stable, low-cost deposits, such as checking account deposits and other low interest-bearing deposits to fund high-quality loans. The Corporation evaluates potential acquisition targets based on the economic viability of their markets, the degree to which they can be effectively integrated into the Corporation’s current operations, and the degree to which they are accretive to capital and earnings.

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
For additional information, including information concerning the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. Other than as described above, there were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2023.

Lending Activities

Lending Strategy
The Corporation’s objective is to channel deposits gathered locally into high-quality, market-yielding loans without taking unacceptable credit and/or interest rate risk. The Corporation seeks to have a diversified loan portfolio consisting of commercial and industrial loans, commercial mortgages, residential mortgages, home equity lines of credit and home equity term loans, direct consumer loans, and indirect automobile loans. The Bank operates with a traditional community bank model where the relationship manager possesses credit skills and has significant influence over credit decisions. This creates value since clients and prospects know they are dealing with a decision maker.

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

Lending Segments
The Bank segments its loan portfolio into the following major lending categories: (i) commercial and industrial, (ii) commercial mortgages, (iii) residential mortgages, and (iv) consumer loans.
Commercial and industrial loans primarily consist of loans to small to mid-sized businesses in the Bank's market area in a diverse range of industries. These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

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
The Bank offers interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Bank to originate a mortgage based on short-term SOFR rates and allow the borrower to swap into a longer term fixed rate. The Bank simultaneously sells an offsetting back-to-back swap to an investment grade national bank so that it does not retain this fixed-rate risk. The swap agreements are free-standing derivatives and are recorded at fair value in the Bank's consolidated balance sheets.
The Bank offers fixed-rate and adjustable-rate residential mortgage loans to individuals with maturities of up to 30 years that are fully amortizing with monthly loan payments. Mortgages are generally underwritten according to U.S. government sponsored enterprise guidelines designated as "A" or "A-" and referred to as "conforming loans." The Bank also originates jumbo loans above conforming loan amounts which generally are consistent with secondary market guidelines for these loans; however, these are typically held for investment. The Bank does not offer a subprime mortgage lending program. The Bank's secondary market lending is generally sold on a servicing-retained basis. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral.
The consumer loan segment includes home equity lines of credit and home equity loans, which exhibit many of the same risk characteristics as residential mortgages. Indirect and other consumer loans may entail greater credit risk than residential mortgage and home equity loans, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles, recreational vehicles, or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, thus are more likely to be affected by adverse personal circumstances such as job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Funding Activities

Funding Strategy
The Corporation’s deposit strategy is to fund the Bank, subject to market conditions, with stable, low-cost deposits, primarily checking account deposits and low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue the use of brokered deposits as a secondary source of funding to support growth. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

Funding Sources
The Corporation’s primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings and funds generated from operations of the Bank. The Bank also has access to advances from the FHLBNY, other financial institutions, and the FRBNY. Contractual loan and securities payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions.
The Corporation considers core deposits, consisting of non-interest-bearing and interest-bearing checking accounts, savings accounts, and insured money market deposits, to be a significant component of its deposits. The Corporation monitors the activity on these core deposits and, based on historical experience and pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is currently not limited with respect to the rates that it may offer on deposit products. The Bank believes it is competitive in the types of accounts and interest rates it has offered on its deposit products. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity, and executes rate changes when necessary as part of its asset/liability management, profitability and growth strategies.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its retail offices are located. The Bank relies primarily on customer service, long-standing relationships and other banking services, including loans and wealth management services, to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions affect the Bank’s ability to attract and retain deposits. The Bank utilizes a combination of traditional media, including print, television, and radio, as well as digital when advertising its deposit products.

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

Derivative Financial Instruments

The Bank offers interest rate swaps to commercial loan customers who wish to fix the interest rates on their loans, and the Bank matches these swaps using offsetting swaps with Domestic Systemically Important Banks (D-SIBs). These swaps are considered free standing derivatives and are carried at fair value on the consolidated balance sheets, with gains and losses recorded through other non-interest income. The swaps are not designated as hedging derivatives. Additionally, the Bank participates in risk participation agreements with dealer banks on commercial loans in which it participates. The Bank may receive an upfront fee for participating in the credit exposure of the interest rate swap associated with the commercial loan in which it is a participant and the fee received is recognized immediately in other non-interest income. The Bank is exposed to its share of the credit loss equal to the fair value of the interest rate swap in the event of nonperformance by the counterparty of the interest rate swap.
The Bank has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by the ALCO. Under the policy, derivative financial instruments with counterparties, who are not customers, are limited to a Domestic Systemically Important Bank (D-SIB). Cash and/or certain qualified securities are required to serve as collateral when exposures exceed $100 thousand, with a minimum collateral coverage of $150 thousand. The credit worthiness of the customer is reviewed internally by the Bank's credit department.

Wealth Management Strategy

With $2.242 billion of assets under management or administration at December 31, 2023, including $381.3 million of assets held under management or administration for the Corporation, WMG is responsible for the largest component of the Corporation's non-interest income. Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee, and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning, and employee benefit administrative services. The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

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

Albany, Saratoga, and Schenectady counties rely heavily on business related to New York State government activities, the nanotechnology industry, and colleges located within these counties. The Capital region of New York has become a hub for both private and public investment in semiconductor-related activity, recently highlighted by the announcement of a $10 billion partnership to establish the only publicly-owned EUV lithography research facility in North America. Major partners in the initiative include Applied Materials, Micron, IBM, and Tokyo Electron, and the facility aims to compliment the existing semiconductor supply chain presence of companies such as ASML and GlobalFoundries, as well as enhance the research capabilities of local universities such as Rensselaer Polytechnic Institute and SUNY Polytechnic. Tompkins County is dominated by the presence of Cornell University and Ithaca College. The world headquarters of Corning Incorporated, the region’s largest employer, is located in Steuben County. The remaining New York counties have a combination of service, small manufacturing and tourism-related businesses, with colleges located in Broome, Chemung, and Cortland counties. Bradford County's largest employers are a combination of service and small manufacturing businesses, along with the natural gas industry.
During 2021, the Corporation entered a new market in the Buffalo Metropolitan Area. After New York City, this region is the second largest population center in New York State. Erie County has a diverse mix of industrial, light manufacturing, high technology and service-oriented private sector companies. The region also has reliance on higher education with the University at Buffalo, SUNY Buffalo as well as several private colleges. The region's largest employers are affiliated with the healthcare industry, primarily located in the medical corridor.
Within all these market areas, the Bank encounters intense competition in the lending and deposit gathering aspects of its business from local, regional and national commercial banks and thrift institutions, credit unions, and other providers of financial services such as brokerage firms, investment companies, insurance companies, fintech, and internet banking entities. The Bank also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make loans to certain borrowers. Many of these competitors are not subject to regulation as extensive as that affecting the Bank and, as a result, may have a competitive advantage over the Bank in certain respects. This is particularly true of credit unions because their pricing structure is not encumbered by the payment of income taxes and not subject to certain regulations such as CRA.
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

Employee Profile
As of December 31, 2023 we employed 339 full time equivalent employees in 31 locations in New York and Pennsylvania. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We believe our relationship with our employees to be good. As of December 31, 2023 our workforce was 72% female and 28% male, and our average tenure was 8.2 years. Our Executive Management Team has an average tenure of 12.5 years. We continue to focus on diversity and inclusion among our workforce.

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

The SEC has adopted certain proxy disclosure rules regarding executive compensation and corporate governance, with which the Corporation must comply. They include: (i) disclosure of total compensation of key officers of the Corporation, including disclosure of restricted and unrestricted stock awards compensation; (ii) disclosure regarding any potential conflict of interest of any compensation consultants of the Corporation; (iii) disclosure regarding audit and compensation committee independence and experience, qualifications, skills and diversity of its directors and any director nominees; (iv) “say-on-pay” disclosure; (v) pay vs. performance disclosure; and (vi) information relating to the leadership structure of the Corporation’s Board of Directors and the Board of Directors' role in the risk management process. In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directed national securities exchanges, including Nasdaq, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. Nasdaq amended its proposed listing standards relating to clawbacks to provide that listed companies had until December 1, 2023 to adopt a compliant clawback policy. The Corporation met such requirement.

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

The Bank

General
The Bank is a commercial bank chartered under the laws of New York State and is supervised by the NYSDFS. The Bank also is a member bank of the FRB and, therefore, the FRB serves as its primary federal regulator. The FDIC insures the Bank’s deposit accounts up to applicable limits. The Bank must file reports with the FFIEC, the FRB and the FDIC concerning its activities and financial condition and must obtain regulatory approval before commencing certain activities or engaging in transactions such as mergers and other business combinations or the establishment, closing, purchase, or sale of branch offices. This regulatory structure gives the regulatory authorities extensive discretion in the enforcement of laws and regulations and the supervision of the Bank.

Loans to One Borrower
The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by certain readily marketable collateral. At December 31, 2023, the Bank’s legal lending limit on loans to one borrower was $37.7 million for loans not fully secured by readily marketable collateral and $41.4 million for loans secured by readily marketable collateral. The Bank’s internal limit on loans is set at $15.0 million. At December 31, 2023, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Payment of Dividends
The Bank is subject to substantial regulatory restrictions affecting its ability to pay dividends to the Corporation. Under FRB and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the FRB and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2023, approximately $59.4 million was available for the payment of dividends by the Bank to the Corporation without prior approval. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. At December 31, 2023, the Bank was in compliance with these requirements.

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

Transactions with Related Parties
The Federal Reserve Act governs transactions between the Bank and its affiliates, specifically the Corporation, and CFS. In general, an affiliate of the Bank is any company that controls, is controlled by, or is under common control with the Bank. Generally, the Federal Reserve Act limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of the Bank’s capital stock and surplus, and contains an aggregate limit of 20% of capital stock and surplus for covered transactions with all affiliates. Covered transactions include loans, asset purchases, the issuance of guarantees, and similar transactions. Certain transactions must be collateralized according to the requirements of the statute. In addition, all covered transactions and other transactions between the Bank and its affiliates must be on terms and conditions that are substantially the same as, or at least as favorable to, the Bank.

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
For institutions of the Bank’s asset size, the FDIC operates a risk-based premium system that determines assessment rates from financial modeling designed to estimate the probability of the bank’s failure over a three-year period. Assessment rates for institutions of the Bank’s size ranged from 1.5 to 30 basis points effective through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size ranged from 3.5 to 32 basis points. The FDIC may also issue special assessments. In 2023, the FDIC issued a special assessment for banks with total consolidated assets of $5 billion or more in order to recover losses sustained by the DIF as a result of the March 2023 failures of Silicon Valley Bank and Signature Bank.
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
Common equity Tier 1 capital is generally defined as common stockholders’ equity, including retained earnings but excluding accumulated other comprehensive income. Tier 1 capital is generally defined as Common equity Tier 1 capital and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specific requirements, and may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions like the Bank that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Additionally, a bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the bank. In assessing an institution’s capital adequacy, the federal regulators take into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor assigned by federal regulations based on the risks believed inherent in the type of asset. The capital requirements assign a higher risk weight to asset categories believed to present a great risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% and 600% is assigned to permissible equity interests, depending on certain specified factors.
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
In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile. As of December 31, 2023, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.
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
Under the Final Rule, a depository institution or holding company that satisfies certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%, would be considered a "qualifying community banking organization" and may elect (but is not required) to use the CBLR framework. If this election is made, the qualifying community banking organization would be considered to have satisfied the Federal Agencies' generally applicable risk-weighted and leverage capital requirements (the "Basel III capital framework") and would be considered to be well-capitalized under the Federal Agencies' prompt corrective action ("PCA") rules. Under the CBLR framework, a qualifying community banking organization would satisfy the regulatory capital requirements by calculating and reporting a single leverage ratio, i.e., the CBLR, which would require significantly less data than needed to calculate the capital ratios, under the Basel III capital framework and eliminate the time consuming need to risk-weight assets. The Final Rule took effect on January 1, 2020. As of December 31, 2023, the Bank has not elected to use the community bank leverage ratio.

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

Federal Home Loan Bank
The Bank is also a member of the FHLBNY, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLBNY, including the requirement to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with the rules and requirements of the FHLBNY at December 31, 2023.

Community Reinvestment Act
Under the federal CRA, the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods. The FRB and NYSDFS periodically assess the Bank's compliance with CRA requirements. The Bank received a “satisfactory” rating for CRA on its last performance evaluations which were conducted by the NYSDFS as of June 30, 2019, and the FRB as of October 7, 2019. On October 24, 2023, the FRB issued a final rule to strengthen and modernize the federal CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The FRB will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

Fair Lending and Consumer Protection Laws
The Bank must also comply with the federal Equal Credit Opportunity Act and the New York Executive Law 296-a, which prohibit creditors from discrimination in their lending practices on bases specified in these statutes. In addition, the Bank is subject to a number of federal statutes and regulations implementing them, which are designed to protect the general public, borrowers, depositors, and other customers of depository institutions. These include the Bank Secrecy Act, the Truth in Lending Act, the Home Ownership and Equity Protection Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfers Act, the FCRA, the Right to Financial Privacy Act, the Expedited Funds Availability Act, the Flood Disaster Protection Act, the Fair Debt Collection Practices Act, Helping Families Save Their Homes Act, and the Consumer Protection for Depository Institutions Sales of Insurance regulation. The FRB and, in some instances, other regulators, including the U.S. Department of Justice, the FTC, the CFPB and state Attorneys General, may take enforcement action against institutions that fail to comply with these laws.

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
In November, 2023, the NYSDFS finalized amendments to its cybersecurity regulations that represent a significant update to the regulation of cybersecurity practices. The amendments generally fall within the following five categories: (i) increased mandatory controls associated with common attack vectors, (ii) enhanced requirements for privileged accounts, (iii) enhanced notification obligations, (iv) expansion of cyber governance practices, and (v) additional cybersecurity requirements for larger companies.

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
In 2006, the Office of the Comptroller of the Currency, the FDIC and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Commercial real estate loans represent 403.6% of Bank risk-based capital at December 31, 2023 and the outstanding balance of our commercial real estate loan portfolio has increased by greater than 50% during the 36 months preceding December 31, 2023.
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

Commercial real estate and commercial and industrial loans increase the Corporation’s exposure to credit risks.
At December 31, 2023, the Corporation’s portfolio of commercial real estate and commercial and industrial loans totaled $1.387 billion or 70.3% of total loans. The Corporation plans to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and commercial and industrial loans often depends on the successful operation and income stream of the borrower’s business. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans. Also, some of the Corporation’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans. In some instances, the Corporation has originated unsecured commercial loans to certain high net worth individuals who are personally liable. This type of commercial loan has an increased risk of loss if the Corporation is unable to collect repayment through legal action due to personal bankruptcy or other financial limitations of the borrower. The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected. Changes in occupancy trends resulting from shifts in macroeconomic conditions could adversely impact our commercial borrowers, particularly in relation to borrowers with substantial office or retail-specific exposures.

Loan participations may have a higher risk of loss than loans the Bank originates because the Bank is not the lead lender and has limited control over credit monitoring.
The Corporation occasionally purchases commercial real estate and commercial and industrial loan participations secured by properties outside its market area in which the Bank is not the lead lender. The Corporation has purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets located primarily in New York and Pennsylvania. Loan participations may have a higher risk of loss than loans the Bank originates because we rely on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and credit loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that the Bank originates. At December 31, 2023, loan participation balances where the Bank is not the lead lender totaled $177.6 million, or 9.00% of our loan portfolio. At December 31, 2023, commercial and industrial loan participations outside our market area totaled $11.6 million, or 4.38% of the commercial and industrial loan portfolio. There were no commercial real estate loan participations outside our market area. If the Bank’s underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

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
The Judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons, historical issues at the largest mortgage loan servicers, and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and the Corporation’s ability to minimize its losses.

The Corporation's portfolio of indirect automobile lending exposes it to increased credit risks.
At December 31, 2023, $210.4 million, or 10.7% of our total loan portfolio, consisted of automobile loans, primarily originated through automobile dealers for the purchase of new or used automobiles. The Corporation serves customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower's continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

The allowance for credit losses may prove to be insufficient to absorb losses in the loan portfolio.
The Corporation’s customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, the Corporation may experience significant credit losses, which could have a material adverse effect on the Corporation's operating results. Management makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, management relies on its CECL methodology, loan quality reviews, past experience, and an evaluation of forward-looking economic forecasts, among other factors. If these assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover future losses in the Corporation’s loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease earnings.
The Corporation’s emphasis on the origination of commercial loans is one of the more significant factors in determining its allowance for credit losses. As the Corporation continues to increase the amount of these loans, additional or increased provisions for credit losses may be necessary, which may result in a decrease in earnings.
Effective January 1, 2023, the Corporation adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Corporation to estimate the lifetime expected credit losses in the loan portfolio as of the measurement date. This methodology is dependent on the relationship between economic variables and historic default, and there is no guarantee that these factors will be similarly correlated in the future. A departure or decoupling in correlation may increase the risk that the allowance for credit losses is inadequate to absorb anticipated lifetime credit losses, and may require changes in the Corporation's methodology, which may result in increased provision requirements, materially adversely impacting the results of operations and financial condition.
Bank regulators periodically review the Corporation’s allowance for credit losses and may require the Corporation to increase its provision for credit losses or loan charge-offs. Any increase in the allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on the Corporation's results of operations and/or financial condition. In addition, any future credit deterioration, may require us to increase our allowance for credit losses in the future.

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
The Bank owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. On April 23, 2020 the Corporation received payment of $461,309 from the lead bank related to its obligation under the participation agreements. The Bank continues to pursue recovery of the remaining $3.7 million, interest, and accumulated expenses as a result of purchasing the participation interest. While the Corporation believes this incident was an isolated occurrence, there can be no assurance that such losses will not occur again or that such acts will be detected in a timely manner. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Use of appraisals when underwriting loans secured by real property may not accurately represent the net value of collateral the Bank can realize at a future date.
When evaluating decisions to extend credit that is to be secured by real property, it is generally the requirement of the Bank to require an appraisal on the property being collateralized. Appraisals are only an estimate of the value of the property as of the time of the appraisal, and real estate values may fluctuate over short periods of time, whether on a market basis, or in relation to a specific property. Therefore, appraised estimates may not accurately represent the net value of collateral in periods after loan closing. If an appraisal does not reflect the amount that may be realized on the sale of real property, we may not be able to realize an amount which is equal to the indebtedness secured by the property. Additionally, appraisals are relied upon to establish the fair value of other real estate owned, and to determine specific allocations to the allowance for credit losses on loans that are individually analyzed using the collateral method. Inaccuracies in these valuations due to appraisals may result in representation in the consolidated financial statements that is not reflective of current conditions existing as of or subsequent to the measurement date, and could materially adversely impact our results of operation and financial condition.

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
Market conditions may impact the competitive landscape for deposits in the banking industry. The rising interest rate environment and future actions the FRB may impact pricing and demand for deposits in the banking industry. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments, and general economic conditions. At December 31, 2023, the Bank had $1.8 billion of deposit liabilities, representing 74.8% of total deposits, that had no maturity and, therefore, may be withdrawn by the depositor at any time without penalty. The withdrawal of more deposits than the Corporation anticipates could have an adverse impact on profitability as the Corporation may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank and Federal Reserve advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits which could cause the Corporation’s overall cost of funding to increase. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Corporation continues to grow and experience increasing loan demand. The Corporation may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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
During 2022 and 2023, in response to accelerated inflation, the FRB implemented monetary tightening policies, resulting in significantly increased interest rates. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. In addition, the Corporation’s net interest margin may contract in a rising rate environment because its funding costs may increase faster than the yield earned on its interest-earning assets. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. The combination of these events may adversely affect the Corporation’s financial condition and results of operations.

Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, in a falling rate environment or the recent pandemic-related environment where the FRB held the targeted federal funds rate near 0.00%, loans and certain investments may be prepaid sooner than the Corporation expects, which could result in a delay between when the Corporation receives the prepayment and when it is able to redeploy the funds into new interest-earning assets and in a decrease in the amount of interest income the Corporation is able to earn on those assets. If the Corporation is unable to manage these risks effectively, its financial condition and results of operations could be materially adversely affected.
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
As part of the Corporation's strategy for continued growth, it may open additional branches. In 2021, the Corporation opened a full-service branch in Clarence, New York, and plans to open a second full-service branch in Williamsville, New York in 2024. New branches do not initially contribute to operating profits due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that additional branches are opened, the Corporation may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on the Corporation's levels of net income, return on average equity and return on average assets.
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
Currently, the Corporation and its subsidiaries are subject to extensive regulation, supervision, and examination by regulatory authorities. For example, the FRB regulates the Corporation, and the FRB, the FDIC and the NYSDFS regulate the Bank. Such regulators govern the activities in which the Corporation and its subsidiaries may engage. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Corporation and its operations. The Corporation believes that it is in substantial compliance with applicable federal, state and local laws, rules and regulations. As the Corporation's business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other law, rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Corporation's business, financial condition or prospects.
Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. Throughout 2022 and 2023, the FRB increased the upper bound of the federal funds rate by 525 basis points, which increased market rates dramatically. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits, as well as the value of the Corporation's investment securities.
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
Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. In addition in March 2023, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank resulted in decreased confidence in banks among depositors and other investors. Accordingly, if we are unable to fully anticipate or manage these risks, we could incur losses, impacting our results of operations and financial condition.

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
Operating systems and infrastructure, managed or supplied by third parties on whom we rely, could be interrupted, compromised, or otherwise breached.
The potential for operational risk exposure exists throughout the Corporation's business and, as a result of the Corporation's interactions with and reliance on third parties, is not limited to the Corporation’s own internal operational functions. The Corporation relies on numerous third-party vendors and service providers to conduct aspects of its business operations and faces operational risks relating to them. The Corporation's vendors, service providers, and other third parties may expose the Corporation to risk as a result of human error, misconduct, malfeasance, or a failure or breach of systems, networks, and infrastructure. As a result, the Corporation’s ability to conduct business may be adversely affected by any significant disruptions to third parties with whom the Corporation interacts or relies upon.

Risks Related to Accounting Matters
The Corporation's accounting policies and estimates are critical to how the Corporation reports its financial condition and results of operations, and any changes to such accounting policies and estimates could materially affect how the Corporation reports its financial condition and results of operations.
Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. The Corporation has established detailed policies and control procedures that are intended to ensure that these critical accounting estimates and judgments are well controlled and applied consistently. In addition, these policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding its judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, management cannot provide any assurance that the Bank will not significantly increase its allowance for credit losses if actual losses are more than the amount reserved. Any increase in its allowance for credit losses or loan charge-offs could have a material adverse effect on the Corporation's financial condition and results of operations. In addition, the Corporation cannot guarantee that it will not be required to adjust accounting policies or restate prior financial statements.
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
Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, such as COVID-19, cyber-attacks or campaigns, military conflict such as the current conflict between Russia and Ukraine, terrorism, or other geopolitical events. Global market disruptions may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.
Inflation can have an adverse impact on our business and on our customers.
The national economy continues to experience elevated levels of inflation. As of December 31, 2023, the year over year consumer price index (“CPI”) increase was 3.4%, primarily driven by increases in food and energy prices. The FOMC of the FRB's preferred measure of inflation, the year over year personal consumption expenditures index ("PCE"), excluding food end energy, increased 2.9%. As a result, the FRB raised benchmark interest rates by 100 basis points in 2023 to combat continued inflation. High inflation, if sustained, could have an adverse effect on our business. The recent increase in interest rates in response to elevated levels of inflation has decreased the fair value of our securities portfolio, resulting in an increase in unrealized losses recorded in accumulated other comprehensive income on the shareholders’ equity section of our balance sheet. In addition, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. High inflation and increasing interest rates could also cause increased volatility in the business environment, which could adversely affect loan demand and borrowers’ ability to repay loans.
The geographic concentration of the Corporation's market in upstate New York makes it more sensitive to adverse changes in regional conditions than larger or more geographically diversified competitors.
The Corporation's physical branch network, and by extension its lending footprint, is significantly concentrated in the upstate region of New York State. A deterioration in local economic conditions or in the residential or commercial real estate markets within our footprint could have an adverse effect on the quality of our loan portfolios, demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If demographic, employment, or other growth in our market is negative for an extended period, subsequent income levels, deposits, and real estate development could be adversely impacted. Some of our larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Corporation regards information as one of its most valuable assets. As a result, safeguards have been implemented to protect corporate informational assets and associated technology resources have been established to maintain the integrity, availability, and privacy of confidential information of those assets. The Corporation has established an Information and Cyber Security Program (“Program”) that includes standards and procedures to ensure that all information belonging to or held by the Corporation will be appropriately evaluated, classified, and protected against likely forms of unauthorized or inappropriate access, use, disclosure, modification, destruction, and denial.

Enterprise Risk Management embeds risk management into the oversight of cybersecurity as an integral part of the business with comprehensive internal control and assurance processes linked to key risks which are then reported to the Board of Directors (“Board”). Risk oversight, including cybersecurity is a key risk which has been delegated to the Enterprise Risk Committee of the Board (“ERC”). Cybersecurity is integrated into the Corporation's Enterprise Risk Management Policy, Enterprise Risk Management Committee Charter, Escalation Policy, Risk Appetite Statement, Information Technology Steering Meetings, and Division Risk Meetings. Employees are trained on their first day of employment with regards to cybersecurity and additional training is rolled out for all employees throughout the year.
The Corporation engages with a multitude of third-party assessors, consultants, auditors and other third parties to support and maintain a robust information security practice. These partners are credentialed cybersecurity firms that assist to monitor and maintain the performance and effectiveness of our processes, procedures, and internal controls, as well as the various products and services that are deployed in our environment. The Corporation has a Third Party Risk Management program in place to monitor for any potential material risks from cybersecurity threats regarding any third-party service providers. Through our Third Party Risk Management Program we risk rate our vendors and conduct a thorough review prior to the execution of any agreement and then on an ongoing risk-based basis. The review consists of due diligence documents and information such as the Service Organizational Control (“SOC”) Reports, Information and Data Security, Business Continuity Testing and Penetration Testing.
The risks from cybersecurity threats, including any previous cybersecurity incidents, have not materially affected the Corporation to date, including our business strategy, operations, or financial condition. Cybersecurity is an evolving threat that does have the potential to materially affect the Corporation, including our business strategy, operations, or financial condition. However, with our system of internal controls, cyber defense mechanisms in place and the tenure and experience of our Chief Information Security Officer (“CISO”) and Information Security Analysts, we have sought to reduce the residual risk that is inherent of cybersecurity.
The CISO reports to ERC on a quarterly basis regarding the cybersecurity program and material cybersecurity risks. The quarterly report includes the following information: information security incidents, internal phishing risk, defensive coverage and response of our endpoints, and internal and external vulnerability scan results. The ERC is also apprised of training, regulation or guidance changes, and new products and services utilized by the Information Security Department. In addition to a cybersecurity risk assessment that is performed by the CISO, management is responsible for conducting a risk assessment to identify data security, information technology, and cybersecurity risk factors impacting their business line. The results are reviewed by the Risk Division and presented to ERC.
The CISO has over 26 years of experience with information technology management, information security, compliance, audit, and process improvement. Our Information Security Analysts have a combined 22 years of experience with information security, information technology servers and information technology networks. The CISO and Information Security Analysts are active members of the following management level committees at the Bank: Information Technology Steering Committee and the Change Control Committee.
The Program is led by our CISO, who reports directly to the Senior Risk Officer. Additionally, the CISO meets regularly and works in tandem with the Chief Information Officer and various members of Information Technology. The Information Security Department meets regularly with employees through hosted educational sessions, all-employee call presentations, Officers’ meeting presentations and individual Branch network visits. Line of business leaders regularly reach out to the CISO with regards to cybersecurity risk prevention, questions, and training. The CISO has a standing agenda item for the Information Technology Steering Committee meeting as well as ERC in order to inform the committees about prevention, detection, mitigation and remediation of cybersecurity incidents. If there are any incidents that require information to be presented to the Executive Management Team or the Board, the Senior Risk Officer presents that information. The CISO reports to ERC on a quarterly basis regarding the cybersecurity program and material cybersecurity risks.

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
*^5529 Main Street, Williamsville, NY 14221

Full-Service Branches - Pennsylvania (Bradford County)
5 West Main St., Canton, PA 17724	159 Canton St., Troy, PA 16947

CFS Group
One Chemung Canal Plaza, Elmira, NY 14901
Available by appointment at all bank locations

* Leased facilities and/or property
^ Leased, pending opening as full-service branch in 2024

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity as of December 31, 2023.

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

As of March 1, 2024, there were 437 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2023:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/01/23	-	10/31/23	—	$—	—	200,816
11/01/23	-	11/30/23	—	$—	—	200,816
12/01/23	-	12/31/23	—	$—	—	200,816
Quarter ended 12/31/2023			—	$—	—	200,816

On January 8, 2021 the Corporation announced that the Board of Directors approved a new stock repurchase program whereby the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of March 1, 2024, a total of 49,184 shares were repurchased at an average cost of $40.42 per share.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Composite Index, KBW NASDAQ Bank Index, and S&P U.S. SmallCap Banks Index for the period of five years commencing December 31, 2018.

		Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Chemung Financial Corporation	100.00	105.27	87.26	122.65	124.57	139.17
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
KBW NASDAQ Bank Index	100.00	136.13	122.09	168.88	132.75	131.57
S&P U.S. SmallCap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2018.

The Total Returns Index for NASDAQ Composite, KBW NASDAQ Bank Index, and S&P SmallCap Bank Indices were obtained from S&P Global Market Intelligence, New York, NY.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following is the MD&A of the Corporation in this Form 10-K at December 31, 2023 and 2022, and for the years ended December 31, 2023, and 2022. The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation. Reference should be made to the accompanying audited consolidated financial statements and footnotes for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 2-5.
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
The Corporation has been a financial holding company since 2000, and the Bank was established in 1833, CFS in 2001, and Chemung Risk Management, Inc. (CRM) in 2016. Through the Bank and CFS, the Corporation provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds and brokerage services. The Bank relies substantially on a foundation of locally generated deposits. The Corporation, on a stand-alone basis, has minimal results of operations. The Bank derives its income primarily from interest and fees on loans, interest on investment securities, WMG fee income, and fees received in connection with deposit and other services. The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans, and general operating expenses.
CRM, a wholly-owned subsidiary of the Corporation, was formed and began operations on May 31, 2016 as a Nevada-based captive insurance company. Effective December 6, 2023, the State of Nevada, Department of Business and Industry, and the Division of Insurance, acknowledged the dissolution of Chemung Risk Management, Inc.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, inflation, cybersecurity risks, changes in FDIC assessments, bank failures, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” of this annual report on Form 10-K. The Corporation's quarterly filings are available publicly on the SEC’s website at http://www.sec.gov, on the Corporation's website at http://www.chemungcanal.com or by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Financial Corporation, One Chemung Canal Plaza, Elmira, NY 14901. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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
Allowance for Credit Losses
Management considers the allowance for credit losses to be a critical accounting estimate, given the uncertainty in estimating lifetime credit losses attributable to its portfolios of assets exhibiting credit risk, particularly in its loan portfolio, and the material effect that such judgments can have on the Corporation's results of operations. Determining the amount requires significant judgement on the part of management, is multi-faceted, and can be imprecise. The level of the allowance for credit losses on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions, and expectations of the future based on reasonable and supportable forecasts.
The allowance is established through a provision for credit losses in the Consolidated Statements of Income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of its portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for credit losses.
Because the Corporation's methodology for maintaining its allowance for credit losses is based on historical experience and trends, current economic information, forecasted data, and management's judgement, a range of estimates for the estimate of the allowance for credit losses may be supportable. Deteriorating conditions may lead to further required increases to the allowance; conversely, improvements to conditions may warrant further reductions to the allowance. In estimating the allowance for credit losses, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate, including as it relates to qualitative considerations.
As of December 31, 2023, the allowance for credit losses totaled $22.5 million, compared to an allowance for loan losses of $19.7 million as of December 31, 2022. A significant portion of the allowance for credit losses is allocated to the commercial portfolio, both commercial real estate and commercial and industrial. As of December 31, 2023 and December 31, 2022, the allowance for credit losses (allowance for loan losses for December 31, 2022), allocated to the total commercial portfolio was $17.1 million and $14.9 million respectively, or 75.9% and 76.0%. Given the concentration of the allowance for credit losses allocated to the total commercial real estate and commercial and industrial portfolios, and the significant judgments made by management to derive qualitative factors, management closely analyzes the impact that changes in judgments relating to these portfolios could have on the allowance.
Changes in the FOMC's median forecasted year over year U.S. civilian unemployment rate and year over year change in U.S GDP could have a material impact on the model's estimation of the allowance. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy, and considering all currently available information. An immediate "shock" or increase of 100 bps in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 50 bps in the FOMC's projected rate of U.S. GDP growth would increase the model's total calculated allowance by $1.5 million, or 6.8%, to $24.0 million, assuming qualitative adjustment are kept at current levels.
While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity analysis is based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgement of factors as of December 31, 2023, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely
Management’s methodology and policy in determining the allowance for credit losses can be found in Note 1 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The activity in the allowance for credit losses is depicted in supporting tables in Note 4 to the Consolidated Financial Statements included Part IV, Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Highlights (in thousands, except per share data)	As of or for the Years Ended
	December 31,	December 31,
RESULTS OF OPERATIONS	2023	2022
Interest and dividend income	$113,074	$81,475
Interest expense	38,617	7,296
Net interest income	74,457	74,179
Provision for credit losses (a)	3,262	(554)
Net interest income after provision for credit losses (a)	71,195	74,733
Non-interest income	24,549	21,436
Non-interest expenses	64,243	59,280
Income before income tax expense	31,501	36,889
Income tax expense	6,501	8,106
Net income	$25,000	$28,783
Basic and diluted earnings per share	$5.28	$6.13
Average basic and diluted shares outstanding	4,732	4,693
PERFORMANCE RATIOS
Return on average assets	0.94%	1.15%
Return on average equity	14.11%	15.93%
Return on average tangible equity (b)	16.09%	18.12%
Efficiency ratio (unadjusted) (c)	64.89%	62.00%
Efficiency ratio (adjusted) (b)	66.20%	61.71%
Non-interest expense to average assets	2.41%	2.37%
Loans to deposits	81.20%	78.61%
AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.13%	4.14%
Yield on investments	2.21%	1.71%
Yield on interest-earning assets	4.33%	3.35%
Cost of interest-bearing deposits	2.11%	0.44%
Cost of borrowings	5.17%	2.76%
Cost of interest-bearing liabilities	2.20%	0.47%
Interest rate spread	2.13%	2.88%
Net interest margin, fully taxable equivalent	2.85%	3.05%
CAPITAL
Total equity to total assets at end of year	7.20%	6.29%
Tangible equity to tangible assets at end of year (b)	6.45%	5.51%
Book value per share	$41.07	$35.32
Tangible book value per share (b)	36.48	30.69
Year-end market value per share	49.80	45.87
Dividends declared per share	1.24	1.24
AVERAGE BALANCES
Loans (d)	$1,898,986	$1,646,576
Interest-earning assets	2,621,251	2,444,287
Total assets	2,660,329	2,496,099
Deposits	2,377,736	2,255,326
Total equity	177,187	180,684
Tangible equity (b)	155,363	158,857
ASSET QUALITY
Net charge-offs (recoveries)	$941	$812
Non-performing loans (e)	10,411	8,178
Non-performing assets (f)	10,737	8,373
Allowance for credit losses (a)	22,517	19,659
Annualized net charge-offs (recoveries) to average loans	0.05%	0.05%
Non-performing loans to total loans	0.53%	0.45%
Non-performing assets to total assets	0.40%	0.32%
Allowance for credit losses to total loans (a)	1.14%	1.07%
Allowance for credit losses to non-performing loans (a)	216.28%	240.39%

(a) Corporation adopted CECL January 1, 2023.	(d) Includes loans held for sale and does not reflect the ACL.
(b) See the GAAP to Non-GAAP reconciliations Pages 63-66.	(e) Includes non-accrual loans only.
(c) Non-interest expense divided by total of net interest income plus	(f) Includes non-performing loans plus other real estate owned.
non-interest income.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the years ended December 31, 2023 and 2022. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see page 37.

Net Income

The following table presents selected financial information for the years indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,			Percentage Change
	2023	2022	Change
Net interest income	$74,457	$74,179	$278	0.4%
Non-interest income	24,549	21,436	3,113	14.5%
Non-interest expenses	64,243	59,280	4,963	8.4%
Pre-provision income	34,763	36,335	(1,572)	(4.3)%
Provision for credit losses (a)	3,262	(554)	3,816	N/M
Income tax expense	6,501	8,106	(1,605)	(19.8)%
Net income	$25,000	$28,783	$(3,783)	(13.1)%

Basic and diluted earnings per share	$5.28	$6.13	$(0.85)	(13.9)%

Selected financial ratios
Return on average assets	0.94%	1.15%
Return on average equity	14.11%	15.93%
Net interest margin, fully taxable equivalent	2.85%	3.05%
Efficiency ratio (adjusted) (b)	66.20%	61.71%
Non-interest expense to average assets	2.41%	2.37%

(a) The Corporation adopted CECL on January 1, 2023.
(b) See the GAAP to Non-GAAP reconciliations on pages 63-66

Net income for the year ended December 31, 2023 was $25.0 million, or $5.28 per share, compared with net income of $28.8 million, or $6.13 per share, for the prior year. Return on average equity for the year ended December 31, 2023 was 14.11%, compared with 15.93% for the prior year. The decrease in net income for the year ended December 31, 2023, compared to the prior year, was due to increases in the provision for credit losses and non-interest expenses, offset by increases in non-interest income and net interest income, and a decrease in income tax expense.

Net Interest Income

The following table presents net interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,			Percentage Change
	2023	2022	Change
Interest and dividend income	$113,074	$81,475	$31,599	38.8%
Interest expense	38,617	7,296	31,321	429.3%
Net interest income	$74,457	$74,179	$278	0.4%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense recognized on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the year ended December 31, 2023 totaled $74.5 million, an increase of $0.3 million, or 0.4%, compared with $74.2 million for the prior year. Fully taxable equivalent net interest margin was 2.85% for the year ended December 31, 2023 compared with 3.05% for the prior year. The increase in net interest income was primarily due to increases of $29.2 million in interest income on loans, including fees, $2.2 million in interest and dividend income on taxable securities, and $0.3 million in interest income on interest-earning deposits, offset by increases of $29.3 million in interest expense on deposits, and $2.1 million in interest expense on borrowed funds.
The increase in interest income on loans, including fees was due primarily to a 99 basis points increase in the average yield on loans, primarily related to the commercial and consumer loan portfolios due to an increase in interest rates, and a $252.4 million increase in average loan balances. The increases in the average loan balances were primarily concentrated in the commercial loan portfolio, as well as the indirect auto segment of the consumer loan portfolio. The increase in interest and dividend income on taxable securities was due primarily to a 48 basis points increase in the average yield, due to an increase in interest rates on existing variable rate securities, despite a decrease in the average invested balances of $63.6 million, primarily due to paydowns on mortgage-backed and SBA pooled-loan securities. The increase in interest income on interest-earning deposits was due primarily to the increase in interest rates on overnight deposits with the average yield on interest-earning deposits increasing from 1.24% in 2022 to 5.07% in 2023.
The increase in interest expense on deposits was due primarily to a 167 basis points increase in average rates paid on interest-bearing deposits which included brokered deposits, due to the higher interest rate environment, and a shift in the mix of deposits towards higher cost interest-bearing accounts such as time deposits, when compared to the prior year. The increase in interest expense on borrowed funds was due primarily to a $29.1 million increase in the average balances and 266 basis points increase in interest rates of overnight FHLBNY borrowings, when compared to the prior year.
Average interest-earning assets increased $177.0 million in 2023 when compared to the prior year. The average yield on average interest-earning assets increased 98 basis points, and the average cost of interest-bearing liabilities increased 173 basis points, when compared to the prior year, both due to the rising interest rate environment over the past two years.

Average Consolidated Balance Sheet and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the years ended December 31, 2023, and 2022. It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the years ended December 31, 2023, and 2022. For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2023			2022
(in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$1,309,692	$72,698	5.55%	$1,143,908	$50,146	4.38%
Mortgage loans	283,093	10,084	3.56%	274,067	9,226	3.37%
Consumer loans	306,201	14,664	4.79%	228,601	8,857	3.87%
Taxable securities	671,345	14,295	2.13%	734,898	12,107	1.65%
Tax-exempt securities	40,506	1,171	2.89%	41,915	1,304	3.11%
Interest-earning deposits	10,414	528	5.07%	20,898	260	1.24%
Total interest-earning assets	2,621,251	113,440	4.33%	2,444,287	81,900	3.35%

Non-interest earning assets:
Cash and due from banks	25,419			24,497
Premises and equipment, net	15,514			16,978
Other assets	115,954			90,879
Allowance for credit losses (1)	(20,212)			(19,453)
AFS valuation allowance	(97,597)			(61,089)
Total assets	$2,660,329			$2,496,099

Interest-bearing liabilities:
Interest-bearing demand deposits	$286,097	$3,136	1.10%	$278,946	$412	0.15%
Savings and insured money market deposits	899,996	13,027	1.45%	949,597	2,241	0.24%
Time deposits	375,545	12,414	3.31%	253,433	2,733	1.08%
Brokered deposits	140,845	7,349	5.22%	44,229	1,269	2.87%
FHLBNY overnight advances	48,851	2,577	5.28%	19,759	518	2.62%
Long-term capital leases	3,177	114	3.59%	3,449	123	3.57%
Total interest-bearing liabilities	1,754,511	38,617	2.20%	1,549,413	7,296	0.47%

Non-interest bearing liabilities:
Demand deposits	675,253			729,121
Other liabilities	53,378			36,881
Total liabilities	2,483,142			2,315,415
Shareholders' equity	177,187			180,684
Total liabilities and shareholders’ equity	$2,660,329			$2,496,099
Fully taxable equivalent net interest income		74,823			74,604
Net interest rate spread (2)			2.13%			2.88%
Net interest margin, fully taxable equivalent (3)			2.85%			3.05%
Taxable equivalent adjustment		(366)			(425)
Net interest income		$74,457			$74,179

(1) The Corporation adopted CECL January 1, 2023.
(2) Net interest rate spread is the difference in the average yield on interest-earning assets less the average cost of interest-bearing liabilities.
(3) Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

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

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	2023 vs. 2022
	Increase/(Decrease)
(in thousands)	Total Change	Due to Volume	Due to Rate
Interest income
Commercial loans	$22,552	$7,932	$14,620
Mortgage loans	858	316	542
Consumer loans	5,807	3,415	2,392
Taxable securities	2,188	(1,115)	3,303
Tax-exempt securities	(133)	(43)	(90)
Interest-earning deposits	268	(186)	454
Total interest income	31,540	10,319	21,221

Interest expense
Interest-bearing demand deposits	2,724	11	2,713
Savings and insured money market deposits	10,786	(125)	10,911
Time deposits	9,681	1,832	7,849
Brokered deposits	6,080	4,422	1,658
FHLBNY overnight advances	2,059	1,219	840
Long-term capital leases	(9)	(8)	(1)
Total interest expense	31,321	7,351	23,970
Fully taxable equivalent net interest income	$219	$2,968	$(2,749)

Provision for credit losses

Management performs an ongoing assessment of the adequacy of the allowance for credit losses based on its current expected credit losses (CECL) methodology, which includes loans individually analyzed, as well as loans analyzed on a pooled basis. The Corporation's methodology estimates the lifetime losses in its loan portfolio by utilizing an expected discounted cash flow approach. Based on FOMC forecasted data points, the model is supplemented by qualitative considerations including relevant economic influences, portfolio concentrations, and other external factors. The Corporation adopted the CECL accounting standard on January 1, 2023.

The provision for credit losses for the year ended December 31, 2023 was $3.3 million compared to a credit of $0.6 million for the prior year. The increase was primarily due to a $0.9 million specific allocation on a commercial real estate relationship during 2023, and the impact on the allowance for credit losses methodology of the adoption of CECL as of January 1, 2023.

Increased loan volume, and changes to model inputs, including a decline in the prepayment rates of many of the model's loan pools, drove the increase. Declining prepayments impact the application of discounted cash flows by increasing the principal subject to discounting in later periods. Additionally, management increased the qualitative adjustment rate applied to the consumer loan portfolio, considering changes in economic conditions that may not be reflected in the FOMC's forecasted data points, but may adversely impact consumers' financial strength. These increases were offset by relatively favorable changes in the FOMC's forecasted data points. Between December 2022 and December 2023, the FOMC's unemployment projection for year-end 2024 decreased from 4.6% to 4.1%, while the FOMC's projection for year-end U.S. GDP annual growth rate decreased from 1.6% to 1.4%. However, the year-end 2023 projected GDP growth rate, which impacted the model throughout the year, improved from 0.5% to 2.6% between December 2022 and December 2023.

Net charge-offs for the years ended December 31, 2023 and 2022 were $0.9 million and $0.8 million, respectively.

Non-interest income

The following table presents non-interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,			Percentage Change
	2023	2022	Change
Wealth management group fee income	$10,460	$10,280	$180	1.8%
Service charges on deposit accounts	3,919	3,788	131	3.5%
Interchange revenue from debit card transactions	4,606	4,603	3	0.1%
Net (losses) on securities transactions	(39)	—	(39)	N/M
Change in fair value of equity investments	103	(349)	452	N/M
Net gains on sales of loans held for sale	144	107	37	34.6%
Net gains (losses) on sales of other real estate owned	37	60	(23)	(38.3)%
Income from bank owned life insurance	43	46	(3)	(6.5)%
CFS fee and commission income	994	1,079	(85)	(7.9)%
Other	4,282	1,822	2,460	135.0%
Total non-interest income	$24,549	$21,436	$3,113	14.5%

Non-interest income for the year ended December 31, 2023 was $24.5 million compared with $21.4 million for the prior year, an increase of $3.1 million, or 14.5%. The increase was due primarily to increases of $2.5 million in other non-interest income, $0.5 million in change in fair value of equity investments, $0.2 million in WMG fee income, and $0.1 million in service charges on deposit accounts.

Other non-interest income
Other non-interest income increased compared to the prior year primarily due to the $2.4 million recognition of an employee retention tax credit in the third quarter of 2023.

Change in Fair Value of Equity Investments
Change in fair value of equity investments increased in 2023 compared to the prior year primarily due to an improvement in the market value of assets held for the Corporation's deferred compensation plan.

Wealth Management Group Fee Income
The increase in wealth management group fee income was primarily attributed to an increase in the market value of total assets under management or administration, due to improved conditions in equity markets in 2023, when compared to the prior year.

Service Charges on Deposit Accounts
The increase in service charges on deposit accounts was primarily due to an increase in non-sufficient fund fees when compared to the prior year.

Non-interest expenses

The following table presents non-interest expenses for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,			Percentage Change
	2023	2022	Change
Compensation expenses:
Salaries and wages	$26,832	$25,054	$1,778	7.1%
Pension and other employee benefits	7,368	7,668	(300)	(3.9)%
Other components of net periodic pension cost (benefits)	(676)	(1,648)	972	59.0%
Total compensation expenses	33,524	31,074	2,450	7.9%

Non-compensation expenses:
Net occupancy	5,637	5,539	98	1.8%
Furniture and equipment	1,728	1,906	(178)	(9.3)%
Data processing	9,840	8,919	921	10.3%
Professional services	2,293	2,171	122	5.6%
Amortization of intangible assets	—	15	(15)	(100.0)%
Marketing and advertising	923	941	(18)	(1.9)%
Other real estate owned expense	(20)	(5)	(15)	300.0%
FDIC insurance	2,128	1,356	772	56.9%
Loan expense	1,047	1,001	46	4.6%
Other	7,143	6,363	780	12.3%
Total non-compensation expenses	30,719	28,206	2,513	8.9%
Total non-interest expenses	$64,243	$59,280	$4,963	8.4%

Non-interest expense increased $5.0 million, or 8.4% in 2023. The increase was due primarily to increases of $2.5 million in total compensation expenses and $2.5 million in total non-compensation expenses.

Compensation expenses
Compensation expenses increased $2.5 million, or 7.9% when compared to the prior year, primarily due to increases of $1.8 million in salaries and wages and $1.0 million in other components of net periodic pension benefits, offset by a decrease of $0.3 million in pension and other employee benefits.

The increase in salaries and wages was primarily attributable to an increase in the market value of the Corporation's deferred compensation plans and base salary increases, while the increase in other components of net periodic pension benefits was primarily due to a change in factors used to prepare annual actuarial estimates. The decrease in pension and other employee benefits was primarily due to a decrease in employee healthcare expenses when compared to the prior year.

Non-compensation expenses
Non-compensation expenses increased $2.5 million, or 8.9%, primarily due to increases of $0.9 million in data processing expense, $0.8 million in FDIC insurance expense, and $0.8 million in other non-interest expense.

The increase in data processing expense was primarily due to ongoing enhancements to our cybersecurity capabilities, outsourced debit card processing to a third-party vendor, and an increase in wealth management software expenses. FDIC insurance expense increased due to an increase in the assessment rate effective January 1, 2023. The increase in other non-interest expense was primarily due to the recapture of $0.2 million in accrued telecommunication expenses during the prior year, and an increase in non-loan charge-offs in the current year.

Income tax expense
The following table presents income tax expense and the effective tax rate for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,			Percentage Change
	2023	2022	Change
Income before income tax expense	$31,501	$36,889	$(5,388)	(14.6)%
Income tax expense	$6,501	$8,106	$(1,605)	(19.8)%
Effective tax rate	20.6%	22.0%

The effective tax rate decreased to 20.6% for the year ended December 31, 2023 compared with 22.0% for the prior year. The decrease in income tax expense can be primarily attributed to a decrease in pre-tax income.

Financial Condition

The following table presents selected financial information at December 31, 2023 and 2022, and the dollar and percent change (in thousands):

	December 31, 2023	December 31, 2022	Change	Percentage Change
Assets
Total cash and cash equivalents	$36,847	$55,869	$(19,022)	(34.0)%
Total investment securities, FHLB, and FRB stock	593,322	646,040	(52,718)	(8.2)%

Loans, net of deferred loan fees	1,972,664	1,829,448	143,216	7.8%
Allowance for loan losses	(22,517)	(19,659)	2,858	14.5%
Loans, net	1,950,147	1,809,789	140,358	7.8%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	108,389	112,031	(3,642)	(3.3)%
Total assets	$2,710,529	$2,645,553	$64,976	2.5%

Liabilities and Shareholders’ Equity
Total deposits	$2,429,427	$2,327,227	$102,200	4.4%
Capital lease obligations and FHLBNY advances	34,970	99,137	(64,167)	(64.7)%
Other liabilities	50,891	52,801	(1,910)	(3.6)%
Total liabilities	2,515,288	2,479,165	36,123	1.5%

Total shareholders’ equity	195,241	166,388	28,853	17.3%
Total liabilities and shareholders’ equity	$2,710,529	$2,645,553	$64,976	2.5%

Cash and cash equivalents
The decrease in cash and cash equivalents can be mostly attributed to changes in securities, loans, deposits, and borrowings, offset by net income.

Investment securities
The decrease in investment securities was primarily due to a decrease of $48.6 million in securities available for sale. Net paydowns on securities available for sale during the year totaled $59.8 million, primarily attributable to paydowns on mortgage-backed securities and SBA pooled-loan securities, partially offset by an increase in the market value of $11.5 million, due to favorable changes in fixed income market valuation during the year. Securities held to maturity decreased $1.6 million due to the sale of securities held by Chemung Risk Management, Inc. relating to its dissolution. In addition, FHLB stock decreased $2.7 million due to lower FHLBNY overnight advance borrowings as of the end of the current year, compared to the the prior year end.

Loans, net
The increase in total loans, net, was concentrated in the commercial loan portfolio, which increased $138.1 million, or 11.1%. Commercial demand for financing continues to be strong across the Corporation's footprint, led by commercial real estate activity in the Albany, NY metro area. Consumer loans increased $12.8 million, or 4.3%, primarily driven by strong origination activity in the indirect auto segment. These increases were offset by a decrease of $7.7 million, or 2.7%, in the residential mortgage loan portfolio, due to a decrease in demand, as well as an increase in new originations being sold into the secondary market.

Allowance for Credit Losses
The allowance for credit losses on loans was $22.5 million as of December 31, 2023, and the allowance for loan losses was $19.7 million as of December 31, 2022. The allowance for credit losses on unfunded commitments, a component of other liabilities, was $0.9 million as of December 31, 2023. The increase in the allowance for credit losses, including unfunded commitments, was driven by a $1.5 million adjustment recognized upon adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), the specific allocation of $0.9 million on a commercial real estate relationship, provisioning related to loan growth, changes in model variables, and qualitative considerations. The $1.5 million one-time implementation adjustment was comprised of $1.1 million reflecting the establishment of an allowance for credit losses on unfunded commitments, and a $0.4 million increase in the allowance for credit losses, reflecting the change in methodology.

During the fourth quarter of 2023, in addition to the $0.9 million specific allocation made in relation to a commercial real estate relationship, the Corporation allocated additional amounts to its allowance for credit losses in accordance with its CECL methodology. One of the inputs utilized by the model is an assumed prepayment rate, calculated at the pool level, and based on a three-year rolling historical average of the Corporation's own prepayment experience. During 2023, prepayment levels declined across most pools of loans, but was especially prevalent amongst residential mortgages. Prepayment speeds had a meaningful impact on the allowance during the fourth quarter. Prepayment assumptions and modeled present value of cash flows have a direct relationship. As prepayment assumptions decline, the modeled present value of cash flows declines, increasing the assumed allowance requirements. Additionally, loan growth, and to a lesser degree, changes in FOMC economic forecasted data points, increased reserve requirements during the fourth quarter.

Goodwill and other intangible assets, net
There were no impairments of goodwill or other intangible assets during the years ended December 31, 2023 and 2022.

Other Assets
The decrease in other assets can be mostly attributed to a decrease of $2.6 million in interest rate swap assets, primarily due to changes in interest rates.

Deposits
The growth in deposits was attributable to an increase of $209.9 million in time deposits, or 52.2%, which includes customer time deposits and brokered deposits. Customer time deposits increased $140.6 million, while brokered deposits increased $69.3 million. Interest-bearing demand deposits increased $19.5 million. These increases were offset by decreases of $80.2 million in non-interest bearing demand deposits, $29.9 million in savings deposits, and $17.1 million in insured money market deposits. Non-interest bearing deposits comprised 26.9% and 31.4% of total deposits as of December 31, 2023 and December 31, 2022, respectively.

Capital Lease Obligations and FHLBNY Advances
The decrease in capital lease obligations and FHLBNY advances can be mostly attributed to a decrease of $63.9 million in FHLBNY overnight advances.

Other Liabilities
The decrease in other liabilities can be mostly attributed to a $2.6 million decrease in interest rate swap liabilities, primarily due to changes in interest rates.

Shareholders’ equity
The increase in shareholders' equity was due primarily to an increase of $18.1 million in retained earnings and a decrease of $9.2 million in accumulated other comprehensive loss. The increase in retained earnings was due primarily to net income of $25.0 million, offset by $5.9 million in dividends declared and a $1.1 million one-time adjustment due to the implementation of CECL. The improvement in accumulated other comprehensive loss was primarily due to an improvement in the fair value of the available for sale securities portfolio, when compared to the prior year. Treasury stock decreased $1.1 million primarily due to the impact of the issuance of shares related to the Corporation's employee benefit plans.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.242 billion, including $381.3 million of assets held under management or administration for the Corporation, at December 31, 2023 compared to $2.053 billion, including $346.5 million of assets held under management or administration for the Corporation at December 31, 2022, an increase of $189.4 million, or 9.2%. The increase in total assets under management or administration for the Corporation can be mostly attributed to broad improvements in the financial markets during the year.

Balance Sheet Comparisons

The table below contains selected year-end and average balance sheet information at and for the years ended December 31, 2023 and 2022 (in millions):

SELECTED BALANCE SHEET INFORMATION

	YEAR-END BALANCE SHEET			AVERAGE BALANCE SHEET
	2023	2022	% Change	2023	2022	% Change
Total assets	$2,710.5	$2,645.6	2.5%	$2,660.3	$2,496.1	6.6%
Interest-earning assets (1)	2,580.6	2,502.0	3.1%	2,621.3	2,444.3	7.2%
Loans (2)	1,972.7	1,829.4	7.8%	1,899.0	1,646.6	15.3%
Investments (3)	607.9	672.6	(9.6)%	722.3	797.7	(9.5)%
Deposits	2,429.4	2,327.2	4.4%	2,377.7	2,255.3	5.4%
Borrowings (4)	35.0	99.1	(64.7)%	52.0	23.2	124.1%
Allowance for credit losses (5)	22.5	19.7	14.2%	20.2	19.5	3.6%
Shareholders’ equity	195.2	166.4	17.3%	177.2	180.7	(1.9)%

(1)    Interest-earning assets include: securities available for sale at estimated fair value, securities held to maturity at amortized cost, loans and loans held for sale net of deferred loan fees, interest-earning deposits, FHLBNY stock, FRBNY stock, equity investments, and federal funds sold.
(2) Loans and loans held for sale, net of deferred loan fees.
(3) Investments include securities available for sale at estimated fair value, securities held to maturity, at amortized cost, equity investments, FHLBNY stock, FRBNY stock, federal funds sold and interest-earning deposits.
(4)    Borrowings include overnight advances and capitalized lease obligations.
(5) The Corporation adopted CECL on January 1, 2023.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $19.0 million when compared to December 31, 2022, due to decreases of $12.0 million in interest-earning deposits at other financial institutions, and $7.1 million in cash and due from financial institutions.

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
Marketable securities are generally classified as Available for Sale, while certain investments in local municipal obligations are classified as Held to Maturity. The available for sale segment of the securities portfolio totaled $584.0 million at December 31, 2023, a decrease of $48.6 million, or 7.7%, from $632.6 million at December 31, 2022. The decrease was primarily due to $59.6 million in paydowns, and sales of $1.2 million related to the dissolution of CRM, offset by an increase in the fair value of the portfolio of $11.5 million due to decreases in benchmark yields, and purchases of $3.2 million. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $0.8 million at December 31, 2023, a decrease of $1.6 million or 67.6%, from $2.4 million at December 31, 2022, due primarily to maturities, and the dissolution of CRM in 2023.
Non-marketable equity securities at December 31, 2023 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.9 million and $3.6 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

The table below sets forth the carrying amounts and maturities of held to maturity debt securities at December 31, 2023 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security (in thousands):

MATURITIES AND YIELDS OF HELD TO MATURITY SECURITIES

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$—	N/A	$145	3.79%	$640	3.92%	$—	N/A
Total	$—	—%	$145	3.79%	$640	3.92%	$—	N/A

The weighted-average yield on the Corporation's held to maturity debt securities at December 31, 2023 was 3.90%, related to obligations of states and political subdivisions. Management evaluates securities for credit loss exposure on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For the years ended December 31, 2023 and 2022, the Corporation had no credit loss charges relating to its investment securities.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, certain loans made with modifications to borrowers experiencing financial difficulty, and other real estate owned, (iv) loans analyzed on an individual basis for credit risk, and (v) potential problem loans. Management reviews the adequacy of these systems on a regular basis.

The table below presents the Corporation’s loan composition by type and percentage of total loans for the years ended December 31, 2023 and December 31, 2022 (in thousands, except percentages):

LOAN COMPOSITION

	December 31,				% Change
	2023	% of Total	2022	% of Total	2022 to 2023
Commercial and agricultural:
Commercial and industrial	$264,140	13.4%	$252,044	13.8%	4.8%
Agricultural	256	—%	249	—%	2.8%
Commercial mortgages:
Construction	138,887	7.0%	108,243	5.9%	28.3%
Commercial mortgages, other	984,038	49.9%	888,670	48.7%	10.7%
Residential mortgages	277,992	14.1%	285,672	15.6%	(2.7)%
Consumer loans:
Home equity lines and loans	87,056	4.4%	81,401	4.4%	6.9%
Indirect consumer loans	210,423	10.7%	202,124	11.0%	4.1%
Direct consumer loans	9,872	0.5%	11,045	0.6%	(10.6)%
Total	$1,972,664	100.0%	$1,829,448	100.0%

Portfolio loans totaled $1.973 billion at December 31, 2023 and $1.829 billion at December 31, 2022, an increase of $143.2 million, or 7.8%. The increase was driven by increases of $126.0 million in commercial real estate loans, or 12.6%, $12.1 million, or 4.8% in commercial and industrial loans, and $8.3 million, or 4.1% in indirect auto loans, offset primarily by a decrease in residential mortgages of $7.7 million, or 2.7%.

The increase in total commercial real estate was the result of a $95.4 million increase in commercial mortgages, other, primarily driven by increases in multi-family properties, and a $30.6 million increase in construction loans. Commercial real estate lending continues to be the primary driver of asset growth for the Corporation, as demand for project financing remains robust across the Corporation's footprint, particularly in the Albany and Buffalo regions. At December 31, 2023, commercial real estate loans in the Albany and Buffalo regions have grown $91.5 million and $30.3 million from December 31, 2022, respectively. The increase in commercial and industrial loans was relatively evenly distributed across the Corporation's footprint.

The increase in indirect auto loans was attributable to a renewed focus in the program beginning in late 2021, following a pricing and dealer network restructuring, continuing through 2023, as well as continued robust demand for automobiles coupled with elevated auto pricing nationwide. A decrease in residential mortgage loans was due to weak demand for new originations in the current higher interest rate environment, and lower market mobility due to many borrowers "locking in" lower rates secured in previous years, as well as the Corporation selling a larger proportion of its residential mortgage originations into the secondary market. Mortgage originations held on the balance sheet totaled $20.8 million and mortgage loans originated and sold into the secondary market totaled $6.4 million for the year ended December 31, 2023.

The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	December 31,
	2023	2022	2021	2020	2019
Chemung Canal Trust Company*^	$766,103	$731,344	$658,468	$576,399	$603,133
Capital Bank Division	1,206,561	1,098,104	877,995	732,820	708,773
Total loans	$1,972,664	$1,829,448	$1,536,463	$1,309,219	$1,311,906

*All loans, excluding those originated by the Capital Bank Division.
^ Includes $100.4 million and $79.8 million in the Western New York Market as of December 31, 2023 and 2022, respectively.
Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by changes in economic or other conditions. The Bank’s concentration policy limits consider the volume of commercial loans to any one specific industry, sponsor, collateral type and location. As of December 31, 2023 and 2022, total non-owner occupied commercial real estate loans divided by total Bank risk based capital was 403.6% and 397.7%, respectively.
The Corporation also monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. At December 31, 2023 and 2022, commercial loans to borrowers involved in the real estate, and real estate rental and leasing businesses were 49.5% and 48.3% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2023 and 2022.
Commercial real estate lending represented the largest portion of the Corporation's loan portfolio as of December 31, 2023 and 2022. Commercial real estate lending is comprised of the Construction and Commercial mortgage, other segments of the loan portfolio, as presented in Note 4-Loans and Allowance for Credit Losses. As of December 31, 2023 and 2022, total commercial real estate loans totaled $1.123 billion and $0.997 billion respectively. Management evaluates the risk inherent in its portfolio of commercial real estate loans using a variety of metrics, including but not limited to type, geography, collateral, and borrower or sponsor industry.
The table below presents commercial real estate loans by type and percentage at December 31, 2023 and 2022 (in thousands, except percentages):

Commercial real estate loans by type:	2023	% of Total	2022	% of Total	% Change 2022 to 2023
Construction	$138,887	12.4%	$108,243	10.9%	28.3%
1-4 Family Residential (1)	45,792	4.1%	38,736	3.9%	18.2%
Multifamily	349,327	31.1%	305,103	30.6%	14.5%
Owner-Occupied	123,989	11.0%	106,088	10.6%	16.9%
Non-Owner Occupied	464,930	41.4%	438,743	44.0%	6.0%
Total	$1,122,925	100.0%	$996,913	100.0%
____________________________________________________________________________________________________________________________________________________________
(1) 1-4 Family residential loans included in the commercial real estate portfolio segment are comprised of properties whose primary purpose is to generate rental income for the borrower, but are not considered multifamily properties within the confines of the FFIEC's Call Report definition of a multifamily property. This may include single family residences, duplexes, triplexes, and quadplexes.

Commercial real estate loans are primarily made within the counties comprising the geographic footprint of the Corporation's physical branch network, as well as to borrowers whose business interests include projects that may be located in counties that are geographically contiguous with the Corporation's physical footprint. The location of collateral securing commercial real estate loans typically mirrors the location of the properties being financed. However, certain commercial real estate loans are secured by property other than the property being financed, and therefore the geographic location of collateral may differ from that of the financed property.

The table below presents the amortized basis of commercial real estate loans by regional location of collateral and percentage at December 31, 2023 and 2022 (in thousands, except percentages):

Commercial real estate loans by regional location of collateral: (6)	2023	% of Total	2022	% of Total	% Change 2022 to 2023
Capital & Adirondacks (1)	$736,971	65.6%	$658,100	66.0%	12.0%
Southern Tier & Finger Lakes (2)	213,970	19.1%	198,179	19.9%	8.0%
Western New York (3)	123,202	11.0%	94,311	9.5%	30.6%
Other (4) (5)	48,782	4.3%	46,323	4.6%	5.3%
Total	$1,122,925	100.0%	$996,913	100.0%
______________________________________________________________________________________________________
(1) Albany, Franklin, Montgomery, Rensselaer, Saratoga, Schenectady, and Warren counties of New York.
(2) Broome, Cayuga, Chemung, Onondaga, Steuben, and Tompkins counties of New York.
(3) Erie and Monroe counties of New York
(4) Bradford County, Pennsylvania.
(5) Other region comprises all locations outside of New York State and Downstate New York, which includes the lower Hudson Valley, New York City, and Long Island.
(6) Counties included in the footnotes above represent those counties which have at least a $5.0 million amortized basis in commercial real estate loans as of December 31, 2023. Counties with less than $5.0 million are also included in the table above.

The Corporation closely monitors economic and credit trends for the industries in which its commercial real estate borrowers are involved. Property types are designated based on the purpose of the collateral securing commercial real estate loans. The table below presents the amortized basis of commercial real estate loans by borrower industry and percentage at December 31, 2023 (in thousands, except percentages):

Commercial real estate loans by borrower industry:	December 31, 2023	% of Total
Construction & Land Development	$141,551	12.6%
Industrial	41,784	3.8%
Warehouse & Storage	65,379	5.8%
Retail	195,561	17.4%
Office	117,212	10.4%
Hotel	55,533	4.9%
1-4 Family Residential Rental	47,708	4.2%
Multifamily (5+)	371,687	33.2%
Medical	32,859	2.9%
Educational	25,738	2.3%
Other	27,913	2.5%
Total	$1,122,925	100.0%

The table below shows the maturity of loans outstanding as of December 31, 2023. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$85,584	$103,200	$71,710	$3,646	$264,140
Agricultural	—	256	—	—	256
Commercial mortgages:
Construction	27,697	34,283	75,875	1,032	138,887
Commercial mortgages	50,540	247,254	659,619	26,625	984,038
Residential mortgages	3,721	10,597	112,676	150,998	277,992
Consumer loans:
Home equity lines and loans	234	5,889	57,866	23,067	87,056
Indirect consumer loans	1,587	114,025	94,808	3	210,423
Direct consumer loans	343	6,142	1,942	1,445	9,872
Total	$169,706	$521,646	$1,074,496	$206,816	$1,972,664

	LOAN AMOUNTS CONTRACTUALLY DUE AFTER DECEMBER 31, 2024
Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$64,976	$32,417	$421	$97,814
Agricultural	193	—	—	193
Commercial mortgages:
Construction	6,606	22,360	—	28,966
Commercial mortgages	142,681	152,998	2,716	298,395
Residential mortgages	10,078	108,270	104,139	222,487
Consumer loans:
Home equity lines and loans	5,099	46,830	522	52,451
Indirect consumer loans	114,025	94,808	3	208,836
Direct consumer loans	6,289	1,138	213	7,640
Total	$349,947	$458,821	$108,014	$916,782

Loans maturing with variable interest rates:
Commercial and agricultural:
Commercial and industrial	$37,932	$39,585	$3,225	$80,742
Agricultural	63	—	—	63
Commercial mortgages:				—
Construction	27,742	53,450	1,032	82,224
Commercial mortgages	104,584	506,372	24,147	635,103
Residential mortgages	584	4,625	46,575	51,784
Consumer loans:				—
Home equity lines and loans	794	10,985	22,592	34,371
Indirect consumer loans	—	—	—	—
Direct consumer loans	—	658	1,231	1,889
Total	$171,699	$615,675	$98,802	$886,176

Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Effective January 1, 2023, the Corporation adopted ASU 2022-02, which eliminated troubled debt restructuring accounting guidance. Prior to adoption, certain troubled debt restructurings were considered to be non-performing assets. The Corporation monitors loan modifications made to borrowers deemed to be experiencing financial difficulty. As of December 31, 2023, there were five loans being monitored under ASU 2022-02 guidance, three of which were accruing with a total amortized basis of $0.5 million, and two of which were non-accrual, with a total amortized basis of $2.8 million. The non-accrual modifications are included in non-performing loans.
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

The following table summarizes the Corporation's non-performing assets as of December 31, (in thousands):

NON-PERFORMING ASSETS

	2023	2022	2021	2020	2019
Non-accrual loans	$10,411	$4,143	$3,469	$6,011	$9,938
Non-accrual troubled debt restructurings	—	4,035	4,645	3,941	8,070
Total non-performing loans	10,411	8,178	8,114	9,952	18,008
Other real estate owned	326	195	113	237	517
Total non-performing assets	$10,737	$8,373	$8,227	$10,189	$18,525

Ratio of non-performing loans to total loans	0.53%	0.45%	0.54%	0.65%	1.38%
Ratio of non-performing assets to total assets	0.40%	0.32%	0.34%	0.45%	1.04%
Ratio of allowance for credit losses to non-performing loans	216.28%	240.39%	259.17%	210.25%	130.38%

Accruing loans past due 90 days or more (1)	$9	$1	$4	$2	$7
Accruing troubled debt restructurings (1)	$—	$1,405	$5,643	$2,790	$952

(1) These loans are not included in non-performing assets above.

Interest income recorded on non-accrual loans was $163 thousand and $56 thousand, as of December 31, 2023, and 2022, respectively.

Non-Performing Loans

Non-performing loans totaled $10.4 million at December 31, 2023, or 0.53% of total loans, compared with $8.2 million at December 31, 2022, or 0.45% of total loans. The increase in non-performing loans at December 31, 2023 as compared to December 31, 2022 can primarily be attributed to the addition of one commercial real estate relationship, totaling $3.1 million, comprised of a $2.2 million participation in a construction project, and a $0.9 million credit secured by a negative pledge. This increase was partially offset by the removal of a commercial and industrial loan from non-accrual status, and paydown activity on existing non-performing loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $10.7 million, or 0.40% of total assets, at December 31, 2023, compared with $8.4 million, or 0.32% of total assets, at December 31, 2022. The amortized basis of accruing loans past due 90 days or more was less than $0.1 million at December 31, 2023 and December 31, 2022.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. Previously, the Corporation applied troubled debt restructuring (TDR) accounting guidance for loan modifications made to borrowers experiencing financial difficulty, where a concession was made by the Corporation. Effective January 1, 2023, the Corporation adopted ASU 2022-02, which supersedes TDR guidance. The Corporation monitors modifications made to borrowers experiencing financial difficulty in which the contractual cash flows were directly impacted. Modifications that are included under this guidance include principal reductions, reductions in the effective interest rate, term extensions greater than insignificant payment delays, or a combination thereof. ASU 2022-02 was implemented on a prospective basis, and as of December 31, 2023, the Corporation had five loans that were modified under the new accounting guidance, totaling $3.3 million. The modifications were term extensions on two commercial and industrial loans, one commercial mortgage and one home equity loan, as well as a four month payment delay deemed to be greater than insignificant on a commercial mortgage. As of December 31, 2023, all modifications with the exception of one term extension of six months on a commercial and industrial loan, were considered to be performing under their modified terms. The commercial and industrial loan that was granted a six month extension was not performing under its modified terms, is non-accrual, and totaled $0.9 million.

Individually Analyzed Loans

Effective January 1, 2023, the Corporation began analyzing loans on an individual basis when management determined that the individual loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designated pool of loans, under the Corporation's CECL methodology. This differs from the definition of loans considered to be impaired as of December 31, 2022. The amortized cost basis of individually analyzed loans at December 31, 2023 totaled $8.0 million, compared to impaired loans of $7.5 million at December 31, 2022. Included in this total were $2.0 million of loans for which specific allocations of $2.0 million were made to the allowance for credit losses. As of December 31, 2022, the impaired loan total included $2.8 million of loans for which specific impairment allowances of $1.1 million were allocated to the allowance for loan losses.
A majority of the Corporation's individually analyzed loans are secured and measured for credit loss based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to require individual analysis. A measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. Upon receipt and review of updated appraisals, an additional measurement is performed to determine if any adjustments are necessary to reflect proper provisioning or charge-offs. Individually analyzed loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. Real estate values in each of the Corporation's market areas have remained stable. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

Allowance for Credit Losses

The allowance for credit losses is an amount that management believes will be adequate to absorb the estimated lifetime credit losses inherent in assets exhibiting credit risk as of the measurement date. The allowance is in conformity with the requirements established by ASC 326-Financial Instruments-Credit Losses. The new guidance was adopted effective January 1, 2023, and is a departure from the allowance for loan losses (ALLL) that the Corporation previously estimated using an incurred loss methodology. The allowance covers loans, unfunded commitments, and certain debt securities exhibiting credit risk potential, and incorporates both quantitative and qualitative components.
Loans are analyzed on either an individual basis or a pooled basis, determined by risk characteristics. Loans that no longer exhibit risk characteristics substantially consistent with those of loans analyzed within a given pool may necessitate being analyzed individually, based on management discretion. Individually analyzed loans are primarily valued based on the collateral method, however, select loans may be evaluated using a cash flow analysis. Pooled loans are segmented based on groups of assigned FFIEC call codes, in order to provide enough granularity to meaningfully capture the risk profile of each instrument, yet broad enough to accurately allow for the application of certain pool-level assumptions.

Quantitative analysis is based on an estimated discounted cash flow analysis (DCF) performed at the loan level. The modeled reserve requirement equals the difference between the book balance of the instrument at the measurement date and the present value of assumed cash flows for the life of the loan. The underlying assumptions of the DCF are based on the relationship between a projected value of an economic indicator, and the implied historical loss experience amongst a group of curated peers. The Corporation utilized a regression analysis to determine suitable loss drivers for each pool of loans. Based on these results, a probability of default (PD) and loss given default (LGD), is assigned to each potential value of an economic indicator for each pool of loans, and is then applied to the portfolio to derive the statistical loss implications thereof. A hypothetical loss for each period of the DCF, as well as implied recovery of past losses, is incorporated into the DCF. The Corporation relies on FOMC data, including its projections for U.S. civilian unemployment and U.S. GDP growth, as the source for its readily available and reasonable economic forecast. The forecasted values are applied over a rolling four quarter period, and revert to the historic mean of a look back period over an eight quarter period, on a straight-line basis.
Qualitative adjustments represent management's expectation of certain risks not being fully captured in the quantitative portion of the model. Qualitative adjustment rates are applied to each instrument within a pool on a consistent basis. Factors considered as part of the qualitative adjustment analysis include economic considerations not captured by the model, changes in conditions within the Bank such as lending standards, personnel, and concentrations of credit, among others, as well as external factors such as change in the regulatory and competitive landscape.
The allowance for credit losses is increased through a provision for credit losses, which is charged to operations. Separate provision accounts have been established for on-balance sheet credit exposures and off-balance sheet credit exposures, and are combined in the line item "provision for credit losses" on the Corporation's Consolidated Statements of Income. Loans are charged against the allowance for credit losses when management believes that the collectability of all or a portion of the principal is unlikely. Management's evaluation of the adequacy of the allowance for credit losses is performed on a periodic basis and takes into consideration such factors as the outcomes of the quantitative analysis, a review of specific individually analyzed loans, and determinations for qualitative adjustments. While management uses available information to recognize losses on credits, future additions to the allowance may be necessary based on changing economic conditions or portfolio composition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for credit losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
The allowance for credit losses was $22.5 million as of December 31, 2023, compared to an allowance for loan losses of $19.7 million as December 31, 2022. The allowance for credit losses was 216.28% of non-performing loans as of December 31, 2023 compared to 240.39% of the allowance for loan losses as of December 31, 2022. The ratio of allowance for credit losses to total loans was 1.14% as of December 31, 2023 and the ratio of allowance for loan losses to total loans was 1.07% as of December 31, 2022, respectively. Including the allowance allocated to unfunded commitments, the ratio of the allowances for credit losses was 1.19% as of December 31, 2023. The increase in the allowance for credit losses was attributable to the impact of the implementation of ASU 2016-13, increased loan volume, the impact of changes in the modeled economic forecasts, and increased qualitative provisioning. The quantitative portion of the ACL model was impacted by improvements in the FOMC forecasted unemployment rate and U.S. GDP growth rate for both year-end 2023 and 2024, which offset additional provisioning relating to lower prepayment assumptions, loan growth, additional qualitative provisioning in the consumer portfolio segment, and specific allocations made on individually analyzed loans.
Net charge-offs for the year ended December 31, 2023 were $0.9 million compared with net charge-offs of $0.8 million for the year ended December 31, 2022. The ratio of net charge-offs (recoveries) to average loans outstanding was 0.05% for 2023 and 2022. Net charge-offs for the year ended December 31, 2023 can primarily be attributed to the $0.3 million charge-off of a commercial and industrial loan, as well as increased consumer charge-offs due to increased loan volume in the Corporation's indirect auto lending portfolio. Net charge-offs for the year ended December 31, 2022 were primarily attributable to a $0.7 million charge off on a commercial real estate loan.

The table below summarizes the Corporation’s allowance for credit losses, non-accrual loans, and ratio of net charge-offs and recoveries to average loans outstanding by loan category at or for the year ended December 31, 2023, and the allowance for loan losses, non-accrual loans, and ratio of net charge-offs and recoveries to average loans outstanding by loan category at or for the year ended December 31, 2022, by category (in thousands):

ALLOWANCE AND LOAN CREDIT RATIOS BY LOAN CATEGORY

Balance at December 31, 2023	Allowance for credit losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans	Net charge-offs (recoveries) to average loans
Commercial and agricultural	$5,055	1.91%	$1,930	0.73%	261.92%	0.10%
Commercial mortgages	12,026	1.07%	5,969	0.53%	201.47%	—%
Residential mortgages	2,194	0.79%	1,315	0.47%	166.84%	0.01%
Consumer loans	3,242	1.05%	1,197	0.39%	270.84%	0.21%
Total	$22,517	1.14%	$10,411	0.53%	216.28%	0.05%

(1) Ratio represents a percentage of loan category.
Balance at December 31, 2022	Allowance for loan losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans	Net charge-offs (recoveries) to average loans
Commercial and agricultural	$3,373	1.34%	$1,946	0.77%	173.33%	(0.01)%
Commercial mortgages	11,576	1.16%	3,933	0.39%	294.33%	0.08%
Residential mortgages	1,845	0.65%	986	0.35%	187.12%	(0.01)%
Consumer loans	2,865	0.97%	1,313	0.45%	218.20%	0.07%
Total	$19,659	1.07%	$8,178	0.45%	240.39%	0.05%

(1) Ratio represents a percentage of loan category.

Consolidated Ratios at December 31,				2023	2022
Non-performing loans to total loans				0.53%	0.45%
Allowance for credit losses to total loans (1)				1.14%	1.07%
Allowance for credit losses including unfunded commitments to total loans (1)				1.19%	1.07%
Allowance for credit losses to non-performing loans (1)				216.28%	240.39%
________________________________________________________________________________________________________________________________________
(1) December 31, 2022 ratios reflect the Corporations's allowance for loan losses.

The decrease in the allowance to non-accrual loans was primarily due to a $2.2 million increase in non-accrual loans from year end 2022 to year end 2023, without an equivalent increase in the allowance allocated to non-accrual loans. This was primarily attributable to the addition of a $3.1 million commercial real estate relationship being placed on non-accrual, $2.2 million of which was well-collateralized, and required no specific allowance allocation. The increase in the allowance for credit losses to outstanding loans can be attributed to the $0.9 million specific allocation made to the allowance in relation to the aforementioned non-accruing commercial real estate relationship, a change in methodology to reflect the adoption of CECL, and changes in the CECL model during the year. Refer to Note 4 of the audited Consolidated Financial Statements appearing elsewhere in this report for components used in the credit ratios presented above.

The table below summarizes the Corporation's credit loss experience for the years ended December 31, 2023 and 2022 (in thousands, except ratio data):

SUMMARY OF CREDIT LOSS EXPERIENCE
	2023	2022(1)
Allowance for credit losses at beginning of year	$19,659	$21,025
Impact of ASC 326 Adoption	374	—

Charge-offs:
Commercial and agricultural	281	20
Commercial mortgages	—	687
Residential mortgages	32	17
Consumer loans	1,070	770
Total Charge-Offs	1,383	1,494

Recoveries:
Commercial and agricultural	22	42
Commercial mortgages	4	3
Residential mortgages	—	40
Consumer loans	416	597
Total Recoveries	442	682

Net charge-offs	941	812
Provision (credit) for credit losses on-balance sheet exposure(2)	3,425	(554)

Allowance for credit losses at end of year	$22,517	$19,659

(1) December 31, 2022 reflects the Corporations's allowance for loan losses.
(2) Additional provision related to off-balance sheet exposure was $163 thousand for the year ended December 31, 2023.

Other Real Estate Owned

At December 31, 2023, OREO totaled $0.3 million compared to $0.2 million at December 31, 2022. There were three properties relating to residential mortgages and two properties relating to residential home equity loans added to OREO in 2023. Three residential properties were sold from OREO during 2023.

Deposits

The table below summarizes the Corporation’s deposit composition by segment at December 31, 2023, and 2022, and the dollar and percent change from December 31, 2022 to December 31, 2023 (in thousands, except percentages):

DEPOSITS

	2023		2022		2023 v. 2022
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non-interest-bearing demand deposits	$653,166	26.9%	$733,329	31.4%	$(80,163)	(10.9)%
Interest-bearing demand deposits	291,138	12.0%	271,645	11.7%	19,493	7.2%
Insured money market deposits	623,714	25.7%	640,840	27.5%	(17,126)	(2.7)%
Savings deposits	249,144	10.3%	279,029	12.0%	(29,885)	(10.7)%
Certificates of deposit $250,000 or less	365,058	15.0%	272,182	11.7%	92,876	34.1%
Certificates of deposit greater than $250,000	76,804	3.1%	31,547	1.4%	45,257	143.5%
Brokered deposits	142,776	5.9%	73,452	3.2%	69,324	94.4%
Other time deposits	27,627	1.1%	25,203	1.1%	2,424	9.6%
Total deposits	$2,429,427	100.0%	$2,327,227	100.0%	$102,200	4.4%

Deposits totaled $2.429 billion at December 31, 2023, compared with $2.327 billion at December 31, 2022, an increase of $102.2 million, or 4.4%. At December 31, 2023, demand deposit and insured money market deposits comprised 64.5% of total deposits compared with 70.7% at December 31, 2022.
The growth in deposits was attributable to an increase of $209.9 million in time deposits, or 52.2%, which includes customer time deposits and brokered deposits. Customer time deposits increased $140.6 million, and brokered deposits increased $69.3 million. Interest-bearing demand deposits increased $19.5 million. These increases were offset by decreases of $80.2 million in non-interest bearing demand deposits, $29.9 million in savings deposits, and $17.1 million in insured money market deposits, primarily due to the higher interest rate environment, and a shift in the mix of deposits towards higher cost interest-bearing accounts such as time deposits, when compared to the prior year
At December 31, 2023, public funds deposits totaled $293.1 million compared to $298.9 million at December 31, 2022. The Corporation has developed a program for the retention and management of public funds deposits. These deposits are from public entities, such as school districts and municipalities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds deposits generally increase at the end of the first and third quarters. Public funds deposit accounts above the FDIC insured limit are collateralized by municipal bonds and eligible government and government agency securities such as those issued by the FHLB, Fannie Mae, and Freddie Mac.

The table below summarizes the Corporation’s public funds deposit composition by segment (in thousands, except percentages) as of December 31, 2023 and 2022:

Public Funds:	2023	2022
Non-interest-bearing demand deposits	$13,595	$20,274
Interest-bearing demand deposits	63,370	62,219
Insured money market deposits	186,192	205,112
Savings deposits	7,708	8,120
Time deposits	22,196	3,125
Total public funds	$293,061	$298,850
Total deposits	$2,429,427	$2,327,227
Percentage of public funds to total deposits	12.1%	12.8%

The aggregate amount of the Corporation's outstanding uninsured deposits was $655.7 million, or 27.0% of total deposits, and $700.9 million, or 30.1% of total deposits, as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the aggregate amount of the Corporation's outstanding certificates of deposit in amounts greater than $250,000 was $76.8 million. The table below presents the Corporation's scheduled maturity of those certificates as of December 31, 2023 (in thousands):

Maturities
3 months or less	$28,603
Over 3 through 6 months	36,017
Over 6 through 12 months	11,056
Over 12 months	1,128
Total	$76,804

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	December 31,
	2023	2022	2021	2020	2019
Chemung Canal Trust Company*	$2,048,465	$1,892,020	$1,739,826	$1,686,370	$1,317,225
Capital Bank Division	380,962	435,207	415,607	351,404	254,913
Total deposits	$2,429,427	$2,327,227	$2,155,433	$2,037,774	$1,572,138

*All deposits, excluding those originated by the Capital Bank Division, and including brokered deposits.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Deposits placed in the CDARS and ICS programs were $424.6 million and $441.6 million as of December 31, 2023 and 2022, respectively.
The Corporation’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquire deposits by entering new markets through denovo branching, (ii) training branch employees to identify and meet client financial needs with Bank products and services, (iii) link business and consumer loans to a primary checking account at the Bank, (iv) aggressively promote direct deposit of client’s payroll checks or benefit checks and (v) constantly monitor the Corporation’s pricing strategies to ensure competitive products and services. The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates continued use of brokered deposits as a secondary source of funding to support asset growth.

Information regarding deposits is included in Note 8 to the consolidated financial statements appearing elsewhere in this report.

Borrowings

FHLBNY overnight advances were $31.9 million and $95.8 million at December 31, 2023 and 2022, respectively, decreasing $63.9 million at December 31, 2023 when compared to December 31, 2022. For each year ended December 31, 2023, and 2022 respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity. There were no FHLBNY or FRB term advances as of and for the years ended December 31, 2023, and 2022.
Information regarding FHLBNY advances is included in Note 9 of the audited Consolidated Financial Statements appearing elsewhere in this report. There were no securities sold under agreements to repurchase as of and for the years ended December 31, 2023, or 2022.

Derivatives

The Corporation offers interest rate swap agreements to qualified commercial lending customers. These agreements allow the Corporation’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement. Simultaneous with the execution of such an agreement with a customer, the Corporation enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Corporation to continue to receive the variable rate under the loan agreement with the customer. The agreement with the third party is not designated as a hedge contract, therefore changes in fair value are recorded through other non-interest income. Assets and liabilities associated with the agreements are recorded in Interest rate swap assets and Interest rate swap liabilities on the Consolidated Balance Sheets. Gains and losses are recorded as other non-interest income. The Corporation is exposed to credit loss equal to the fair value of the interest rate swaps, not the notional amount of the derivatives, in the event of nonperformance by the counterparty to the interest rate swap agreements. Additionally, the swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's Consolidated Balance Sheets, which typically involves a day one gain. Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Corporation is limited to the day one gain and an allowance for credit loss exposure, in the event of nonperformance. The Corporation recognized $0.3 million in swap income for each of the years ended December 31, 2023 and 2022, respectively.
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

Shareholders’ Equity

Total shareholders’ equity was $195.2 million at December 31, 2023, compared with $166.4 million at December 31, 2022, an increase of $28.9 million, or 17.3%. The increase in shareholders' equity was due primarily to an increase of $18.1 million in retained earnings and a decrease of $9.2 million in accumulated other comprehensive loss. The increase in retained earnings was due primarily to net income of $25.0 million, offset by $5.9 million in dividends declared and a $1.1 million one-time adjustment due to the implementation of CECL. The improvement in accumulated other comprehensive loss was primarily due to improvements to the fair value of the available for sale securities portfolio, when compared to the prior year.
Treasury stock decreased $1.1 million primarily due to the Corporation's issuance of shares related to the Corporation's employee benefit plans. Total shareholders’ equity to total assets ratio was 7.20% at December 31, 2023 compared with 6.29% at December 31, 2022. Tangible equity to tangible assets ratio was 6.45% at December 31, 2023, compared with 5.51% at December 31, 2022.1
The Bank is subject to the capital adequacy guidelines of the Federal Reserve, which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2023, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines. A comparison of the Bank’s actual capital ratios to the ratios required to be adequately or well-capitalized at December 31, 2023 and 2022, is included in Footnote 20 of the audited Consolidated Financial Statements. For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”
Cash dividends declared during 2023 totaled $5.9 million, or $1.24 per share, compared to $5.8 million, or $1.24 per share in 2022. Dividends declared during 2023 amounted to 23.41% of net income compared to 20.15% of net income for 2022. Management seeks to continue generating sufficient capital internally, while continuing to pay dividends to the Corporation’s shareholders.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934. As of December 31, 2023, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program at the weighted average cost of $40.42 per share. The remaining buyback authority under the share repurchase program was 200,816 shares as of December 31, 2023.
On June 22, 2023, the Corporation filed with the SEC a Form S-3 Registration Statement under the Securities Act of 1933. The Corporation's Board of Directors approved the filing with the SEC of a Shelf Registration Statement to register for sale from time to time up to $75 million of the following securities: (i) shares of common stock; (ii) unsecured debt securities, which may consist of notes, debentures or other evidences of indebtedness; (iii) warrants; (iv) purchase contracts; (v) units consisting of any combination of the foregoing; and (vi) subscription rights to purchase shares of common stock or debt securities. The SEC declared the registration statement effective on July 13, 2023.

1 See the GAAP to Non-GAAP reconciliation on pages 63-65.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of deposit clients, borrowers, and the operating, investing, and financing activities of the Corporation. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $250,000 or more, brokered deposits, securities sold under agreements to repurchase and other borrowings.
The Corporation is a member of the FHLBNY, which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. The Bank has pledged $254.6 million and $254.4 million of residential mortgage and home equity loans under a blanket lien arrangement at December 31, 2023 and 2022, respectively, as collateral for future borrowings. Based on this available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $225.3 million, and $195.6 million at December 31, 2023 and 2022, respectively. FHLBNY overnight borrowing was $31.9 million and $95.8 million at December 31, 2023 and 2022, respectively. In addition, the Corporation had a total of $60.0 million of unsecured lines of credit with five different financial institutions, all of which were available at December 31, 2023.
On March 12, 2023, the Treasury Department, Federal Reserve, and FDIC jointly announced a new liquidity program, the Bank Term Funding Program (BTFP), in response to the failure of two banks earlier that week. Under the BTFP, institutions can pledge certain securities (i.e., securities eligible for purchase by the Federal Reserve Banks in open market operations) for the par value of the securities at a borrowing rate of ten basis points over the one-year overnight index swap rate. There will be no fees with the advance. Certain U.S. federally insured depository institutions are eligible to participate in the BTFP. The Bank is eligible to participate. Subsequent to December 31, 2023, the Corporation received approval for, and has pledged collateral at the Federal Reserve for the purpose of utilizing the BTFP. The BTFP expired on March 11, 2024. Also available to the Corporation is the Discount Window Lending provided by the Federal Reserve Bank.
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

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows on a direct basis, for the years indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$30,881	$35,047
Net cash provided (used) by investing activities	(82,381)	(252,620)
Net cash provided (used) by financing activities	32,478	246,461
Net increase (decrease) in cash and cash equivalents	$(19,022)	$28,888

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the years ended December 31, 2023 and 2022 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the years ended December 31, 2023 and 2022 predominantly resulted from a net increase in loans, offset by maturities, and principal collected on securities available for sale.

Financing activities
Cash provided by financing activities during the years ended December 31, 2023 and 2022 resulted primarily from an increase in certificate of deposits, brokered deposits, and FHLBNY overnight advances, offset by the payment of dividends to shareholders.

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

The table below shows the Corporation’s off-balance sheet arrangements as of December 31, 2023 (in thousands):

COMMITMENT MATURITY BY PERIOD

	Total	2024	2025-2026	2027-2028	2029 and thereafter
Standby letters of credit	$11,317	$7,476	$774	$3,047	$20
Unused portions of lines of credit (1)	251,777	251,777	—	—	—
Commitments to fund new loans	102,599	102,599	—	—	—
Total	$365,693	$361,852	$774	$3,047	$20

(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans. Commitments to outside parties under these lines of credit were $62.9 million, $13.7 million and $7.5 million, respectively, at December 31, 2023.

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
Pursuant to the Regulatory Relief Act, the FRB finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. As of December 31, 2023 the Bank has not elected to use the community bank leverage ratio.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of December 31, 2023 and December 31, 2022 the Corporation and Bank met all capital adequacy requirements to which they were subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of December 31, 2023, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios. There have been no conditions or events since that notification that management believes have changed the Bank's capital category. Additionally, the Bank exceeded the capital conservation buffer above the adequately capitalized risk-based capital ratios, as of December 31, 2023.
The regulatory capital ratios as of December 31, 2023 and 2022 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies. Refer to Note 19 of the audited Consolidated Financial Statements appearing elsewhere in this report for a table summarizing the Corporation's and the Bank's actual and required regulatory capital ratios. For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years. At December 31, 2023, the Bank could, without prior approval, declare dividends of approximately $59.4 million.

Adoption of New Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Corporation's audited Consolidated Financial Statements which begins on page F-10.

Explanation and Reconciliation of the Corporation’s Use of Non-GAAP Measures

The Corporation prepares its Consolidated Financial Statements in accordance with GAAP; these financial statements appear on pages F-4 through F-9. That presentation provides the reader with an understanding of the Corporation’s results that can be tracked consistently from year-to-year and enables a comparison of the Corporation’s performance with other companies’ GAAP financial statements.
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

(in thousands, except ratio data)	As of or for the Years Ended December 31,
Net Interest Margin - Fully Taxable Equivalent	2023	2022
Net interest income (GAAP)	$74,457	$74,179
Fully taxable equivalent adjustment	366	425
Fully taxable equivalent net interest income (non-GAAP)	$74,823	$74,604

Average interest-earning assets (GAAP)	$2,621,251	$2,444,287

Net interest margin - fully taxable equivalent (non-GAAP)	2.85%	3.05%

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

(in thousands, except ratio data)	As of or for the Years Ended December 31,
Efficiency Ratio	2023	2022
Net interest income (GAAP)	$74,457	$74,179
Fully taxable equivalent adjustment	366	425
Fully taxable equivalent net interest income (non-GAAP)	$74,823	$74,604

Non-interest income (GAAP)	$24,549	$21,436
Less: net (gains) losses on security transactions	39	—
Less: recognition of employee retention tax credit	(2,370)	—
Adjusted non-interest income (non-GAAP)	$22,218	$21,436

Non-interest expense (GAAP)	$64,243	$59,280
Less: amortization of intangible assets	—	(15)
Adjusted non-interest expense (non-GAAP)	$64,243	$59,265

Efficiency ratio (unadjusted)	64.89%	62.00%
Efficiency ratio (adjusted)	66.20%	61.71%

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

(in thousands, except per share and ratio data)	As of or for the Years Ended December 31,
TANGIBLE EQUITY AND TANGIBLE ASSETS (YEAR END)	2023	2022
Total shareholders' equity (GAAP)	$195,241	$166,388
Less: intangible assets	(21,824)	(21,824)
Tangible equity (non-GAAP)	$173,417	$144,564

Total assets (GAAP)	$2,710,529	$2,645,553
Less: intangible assets	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,688,705	$2,623,729

Total equity to total assets at end of year (GAAP)	7.20%	6.29%
Book value per share (GAAP)	$41.07	$35.32

Tangible equity to tangible assets at end of year (non-GAAP)	6.45%	5.51%
Tangible book value per share (non-GAAP)	$36.48	$30.69

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

(in thousands, except ratio data)	As of or for the Years Ended December 31,
TANGIBLE EQUITY (AVERAGE)	2023	2022
Total average shareholders' equity (GAAP)	$177,187	$180,684
Less: average intangible assets	(21,824)	(21,827)
Average tangible equity (non-GAAP)	$155,363	$158,857

Return on average equity (GAAP)	14.11%	15.93%
Return on average tangible equity (non-GAAP)	16.09%	18.12%

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

(in thousands, except per share and ratio data)	As of or for the Years Ended December 31,
NON-GAAP NET INCOME	2023	2022
Reported net income (loss) (GAAP)	$25,000	$28,783
Net (gains) losses on security transactions (net of tax)	29	—
Recognition of employee retention tax credit	(1,873)	—
Net income (non-GAAP)	$23,156	$28,783

Average basic and diluted shares outstanding	4,732	4,693

Reported basic and diluted earnings per share (GAAP)	$5.28	$6.13
Reported return on average assets (GAAP)	0.94%	1.15%
Reported return on average equity (GAAP)	14.11%	15.93%

Basic and diluted earnings per share (non-GAAP)	$4.89	$6.13
Return on average assets (non-GAAP)	0.87%	1.15%
Return on average equity (non-GAAP)	13.07%	15.93%

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
Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At December 31, 2023, it is estimated that immediate decreases of 100-basis points and 200-basis points in interest rates would positively impact the next 12 months net interest income by 4.07% and 7.27%, respectively, while immediate increases of 100-basis points and 200-basis points would positively impact the next 12 months net interest income by 1.28% and 2.53%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
200 basis points decrease	7.27%
100 basis points decrease	4.07%
100 basis points increase	1.28%
200 basis points increase	2.53%
A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At December 31, 2023, it is estimated that immediate decreases of 100-basis points and 200-basis points in interest rates would positively impact the market value of the Corporation’s capital account by 4.99% and 8.32%, respectively. Immediate increases of 100-basis points and 200-basis points in interest rates would positively impact the market value by 0.09% and 0.36%, respectively, which are within the Corporation’s policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
200 basis points decrease	8.32%
100 basis points decrease	4.99%
100 basis points increase	0.09%
200 basis points increase	0.36%
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2023. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer and Treasurer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2023.

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
As of December 31, 2023 management assessed the effectiveness of the Corporation's internal control over financial reporting based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment was to determine whether the Corporation's internal control over financial reporting was effective as of December 31, 2023. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2023 based on the specified criteria.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2023, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

/s/ Anders M. Tomson	/s/ Dale M. McKim, III
Anders M. Tomson	Dale M. McKim, III
President and Chief Executive Officer	Chief Financial Officer and Treasurer
March 13, 2024	March 13, 2024

Item 9B. OTHER INFORMATION
During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2023 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2023 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2023 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2023 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2023 fiscal year end.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    The following consolidated financial statements of the Corporation appear on pages F-1 through F-65 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe LLP PCAOB #173

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Income for the two years ended December 31, 2023

Consolidated Statements of Comprehensive Income (Loss) for the two years ended December 31, 2023

Consolidated Statements of Shareholders' Equity for the two years ended December 31, 2023

Consolidated Statements of Cash Flows for the two years ended December 31, 2023

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

10.4	Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Peter K. Cosgrove, Executive Vice President and Chief Credit Officer, filed herewith.*

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

10.7	Chemung Financial Corporation 2021 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 8, 2021 and incorporated herein by reference).
10.8
Consent Order between Chemung Canal Trust Company and the New York State Department of Financial Services dated June 24, 2021 (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 29, 2021 and incorporated herein by reference).

10.9
Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-8 (333-257227) filed with the Commission on June 21, 2021 and incorporated herein by reference).

10.10
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

10.13
Chemung Canal Trust Company Defined Contribution Supplemental Executive Retirement Plan-Amendment Number One, as amended on November 16, 2022 (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on November 21, 2022 and incorporated herein by reference).

10.14
Change of Control Agreement dated June 2, 2023 between Chemung Canal Trust Company and Dale M. McKim, III, Executive Vice President, Chief Financial Officer and Treasurer, (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 2, 2023 and incorporated herein by reference).

10.15
Post-Employment Consulting Agreement between Chemung Canal Trust Company and Karl F. Krebs, former Executive Vice President, Chief Financial Officer and Treasurer, (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 29, 2023 and incorporated herein by reference).

21	Subsidiaries of the Registrant.*
23.0	Consent of Crowe LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
97	Policy Relating to Recovery of Erroneously Awarded Compensation, filed herewith.*
101.INS	Instance Document
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*
*	Filed herewith.

ITEM 16.  10-K SUMMARY

None.

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages F-1 to F-65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Chemung Financial Corporation and Subsidiaries
Elmira, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of ASC 326.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, as disclosed in Item 9A. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses –Loans Collectively Evaluated for Impairment

As described in Notes 1 and 4 and the explanatory paragraph above, the Company adopted ASC 326 Financial Instruments – Credit Losses as of January 1, 2023, using the modified retrospective method. In doing so, the Company recorded a decrease to retained earnings of $1.1 million, net of tax, for the cumulative effect of adopting ASC 326, as noted in the Consolidated Statements of Shareholders’ Equity. The 2023 provision for credit losses was $3.3 million. As of December 31, 2023, the ACL on loans was $22.5 million. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. The measurement is based on historical experience and trends, current economic information, forecasted data, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.

Management employs a process and methodology to estimate the ACL on loans collectively evaluated for impairment for both the quantitative and qualitative components.

The quantitative component of the estimate relies on the statistical relationship between the projected value of an economic indicator and the implied historical loss experience among a curated group of peers. Management utilizes a regression analysis to identify suitable economic variables, known as loss drivers, for each pool of loans. Based on the results of this analysis, a probability of default (PD) and a loss given default(LGD) is assigned to each potential value of an economic indicator for each pool of loans, which is applied to derive the statistical loss implications thereof. The DCF incorporates a hypothetical loss for each period of the calculation, as well as assumed recoveries of past losses, to reach a present value for each loan. The reserve applied to a specific instrument is the difference between the sum of the present value of future cash flows and the book balance of the loan at the measurement date.

The ACL model incorporates qualitative loss factor adjustments in order to calibrate the model for risk in each portfolio segment that reflects management's expectation of loss conditions differing from those already captured in the quantitative component of the model.

We identified auditing the ACL on loans collectively evaluated for impairment as a critical audit matter because the methodology to determine the estimate for credit losses significantly changed upon adoption of ASC 326, including changes made to loss estimation models, the application of new accounting policies, and the use of significant judgments by management for both the quantitative and qualitative components. Performing audit procedures to evaluate the implementation and subsequent application of ASC 326 for credit losses involved a high degree of auditor judgment and required significant effort, including the need to involve valuation specialists.

The primary procedures we performed to address this critical audit matter included:

a.Testing the design and operating effectiveness of controls over the evaluation of the ACL related to loans collectively evaluated for impairment, including controls addressing:
i.The selection and application of new accounting policies involved in the adoption of ASC 326.
ii.Data inputs, judgments and calculations used to determine the qualitative loss factors.
iii.Information technology and financial applications used in the ACL process.
iv.Problem loan identification and delinquency monitoring.
v.Management’s evaluation of qualitative loss factors.
b.Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on loans collectively evaluated for impairment, which included:
i.Evaluating the appropriateness of the Company’s accounting policies, judgments and elections involved in the adoption of ASC 326.
ii.Testing the mathematical accuracy of the ACL calculation.
iii.Utilizing internal specialists to perform procedures to assist in evaluating the relevance of macroeconomic loss drivers.
iv.Testing the relevance and reliability of the internal and external data used in the qualitative allocation.
v.Evaluating the reasonableness of management’s judgments related to the qualitative loss factors to determine if the loss factors are calculated in accordance with management’s policies and were consistently applied from the point of adoption to year end.

Crowe LLP

We have served as the Company's auditor since 2006.
Grand Rapids, Michigan
March 13, 2024

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share and per share amounts)	2023	2022
ASSETS
Cash and due from financial institutions	$22,247	$29,309
Interest-earning deposits in other financial institutions	14,600	26,560
Total cash and cash equivalents	36,847	55,869

Equity investments, at fair value	3,046	2,830

Securities available for sale, at estimated fair value (amortized cost of $669,092, net of allowance for credit losses on securities of $0 at December 31, 2023; and amortized cost of $729,198, net of allowance for credit losses on securities of $0 at December 31, 2022)	583,993	632,589
Securities held to maturity, (estimated fair value of $785 at December 31, 2023 and $2,402 at December 31, 2022 net allowance for credit losses of $0 at December 31, 2023 and December 31, 2022, respectively)	785	2,424
FHLBNY and FRBNY Stock, at cost	5,498	8,197

Loans, net of deferred loan fees	1,972,664	1,829,448
Allowance for credit losses(1)	(22,517)	(19,659)
Loans, net	1,950,147	1,809,789

Premises and equipment, net	14,571	16,113
Operating lease right-of-use assets	5,648	6,449
Goodwill	21,824	21,824
Bank owned life insurance	2,914	2,871
Interest rate swap assets	23,942	26,706
Accrued interest and other assets	61,314	59,892
Total assets	$2,710,529	$2,645,553

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$653,166	$733,329
Interest-bearing	1,776,261	1,593,898
Total deposits	2,429,427	2,327,227

FHLBNY overnight advances	31,920	95,810
Capital lease obligation	3,050	3,327
Operating lease liabilities	5,827	6,620
Dividends payable	1,469	1,455
Interest rate swap liabilities	23,981	26,761
Accrued interest payable and other liabilities	19,614	17,965
Total liabilities	2,515,288	2,479,165

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at December 31, 2023 and December 31, 2022	53	53
Additional-paid-in capital	47,773	47,331
Retained earnings	229,930	211,859
Treasury stock, at cost (572,663 shares at December 31, 2023; 615,448 shares at December 31, 2022)	(16,502)	(17,598)
Accumulated other comprehensive (loss)	(66,013)	(75,257)
Total shareholders' equity	195,241	166,388
Total liabilities and shareholders' equity	$2,710,529	$2,645,553
(1) Effective January 1, 2023, the allowance calculation is based upon Current Expected Credit loss methodology. Prior to January 1, 2023, the allowance calculation was based upon incurred loss methodology. Refer to Note 1 for further discussion.
See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)	2023	2022
Interest and Dividend Income:
Loans, including fees	$97,228	$68,051
Taxable securities	14,283	12,096
Tax exempt securities	1,035	1,068
Interest-earning deposits	528	260
Total interest and dividend income	113,074	81,475

Interest Expense:
Deposits	35,926	6,655
Borrowed funds	2,691	641
Total interest expense	38,617	7,296
Net interest income	74,457	74,179
Provision (credit) for credit losses(1)	3,262	(554)
Net interest income after provision for credit losses	71,195	74,733

Non-Interest Income:
Wealth management group fee income	10,460	10,280
Service charges on deposit accounts	3,919	3,788
Interchange revenue from debit card transactions	4,606	4,603
Net (losses) on securities transactions	(39)	—
Change in fair value of equity investments	103	(349)
Net gain on sales of loans held for sale	144	107
Net gains (losses) on sales of other real estate owned	37	60
Income from bank owned life insurance	43	46
Other	5,276	2,901
Total non-interest income	24,549	21,436

Non-Interest Expenses:
Salaries and wages	26,832	25,054
Pension and other employee benefits	7,368	7,668
Other components of net periodic pension cost (benefit)	(676)	(1,648)
Net occupancy expenses	5,637	5,539
Furniture and equipment expenses	1,728	1,906
Data processing expense	9,840	8,919
Professional services	2,293	2,171
Amortization of intangible assets	—	15
Marketing and advertising expense	923	941
Other real estate owned expenses	(20)	(5)
FDIC insurance	2,128	1,356
Loan expense	1,047	1,001
Other	7,143	6,363
Total non-interest expenses	64,243	59,280
Income before income tax expense	31,501	36,889
Income tax expense	6,501	8,106
Net income	$25,000	$28,783
Weighted average shares outstanding (in thousands)	4,732	4,693
Basic and diluted earnings per share	$5.28	$6.13
(1) Effective January 1, 2023, the allowance calculation is based upon Current Expected Credit loss methodology. Prior to January 1, 2023, the allowance calculation was based upon incurred loss methodology. Refer to Note 1 for further discussion.

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
(in thousands)	2023	2022
Net income	$25,000	$28,783

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available for sale	11,524	(93,224)
Reclassification adjustment (losses) realized in net income	(14)	—
Net unrealized gain (loss)	11,510	(93,224)
Tax effect	(3,014)	24,423
Net of tax amount	8,496	(68,801)

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain arising during the period	950	63
Reclassification adjustment for amortization of net actuarial losses	63	38
Total before tax effect	1,013	101
Tax effect	(265)	(27)
Net of tax amount	748	74

Total other comprehensive income (loss)	9,244	(68,727)

Comprehensive income (loss)	$34,244	$(39,944)

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
Balances at December 31, 2021	$53	$46,901	$188,877	$(17,846)	$(6,530)	$211,455
Net income	—	—	28,783	—	—	28,783
Other comprehensive income	—	—		—	(68,727)	(68,727)
Restricted stock awards	—	795	—	—	—	795
Distribution of 25,011 shares of treasury stock granted for employee restricted stock awards, net	—	(712)	—	712	—	—
Restricted stock units for directors' deferred compensation plan	—	20	—	—	—	20
Cash dividends declared ($1.24 per share)	—	—	(5,801)	—	—	(5,801)
Distribution of 8,575 shares of treasury stock for directors' compensation	—	131	—	244	—	375
Sale of 9,367 shares of treasury stock (a)	—	158	—	266	—	424
Repurchase of 20,786 shares of common stock	—	—	—	(933)	—	(933)
Forfeiture of 895 shares of restricted stock awards	—	38	—	(41)	—	$(3)
Balances at December 31, 2022	$53	$47,331	$211,859	$(17,598)	$(75,257)	$166,388

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
Balances at December 31, 2022	$53	$47,331	$211,859	$(17,598)	$(75,257)	$166,388
Cumulative effect of accounting change (b)	—	—	(1,076)	—	—	(1,076)
Balances at January 1, 2023	53	47,331	210,783	(17,598)	(75,257)	165,312
Net income	—	—	25,000	—	—	25,000
Other comprehensive income	—	—		—	9,244	9,244
Restricted stock awards	—	1,139	—	—	—	1,139
Distribution of 26,166 shares of treasury stock granted for employee restricted stock awards, net	—	(752)	—	752	—	—
Restricted stock units for directors' deferred compensation plan	—	20	—	—	—	20
Cash dividends declared ($1.24 per share)	—	—	(5,853)	—		(5,853)
Distribution of 8,492 shares of treasury stock for directors' compensation	—	(147)	—	243	—	96
Sale of 14,994 shares of treasury stock (a)	—	171	—	430	—	601
Repurchase of 6,541 shares of common stock	—	—	—	(316)	—	(316)
Forfeiture of 326 shares of restricted stock awards	—	11	—	(13)	—	(2)
Balances at December 31, 2023	$53	$47,773	$229,930	$(16,502)	$(66,013)	$195,241

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Implementation of ASC 326. See Adoption of New Accounting Standards" discussion in Note 1.

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	YEARS ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2023	2022
Net income	$25,000	$28,783
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	801	785
Amortization of intangible assets	—	15
Deferred income tax (benefit) expense	(1,609)	1,722
Provision for credit losses	3,425	(554)
Loss on disposal of fixed assets	3	56
Depreciation and amortization of fixed assets	2,001	2,226
Amortization of premiums on securities, net	2,458	3,761
Gains on sales of loans held for sale, net	(144)	(107)
Proceeds from sales of loans held for sale	6,569	5,819
Loans originated and held for sale	(6,425)	(5,316)
Net (gains) on sale of other real estate owned	(37)	(60)
Write-downs on OREO	3	—
Net change in fair value of equity investments	(103)	349
Net purchases of equity investments	(113)	(215)
Net (gains) on interest rate swaps	(16)	(173)
(Increase) in other assets	(1,298)	(28,071)
Increase in accrued interest payable	2,115	654
Expense related to restricted stock units for directors' deferred compensation plan	20	290
Expense related to employee restricted stock awards	1,139	795
Payments on operating leases	(1,594)	(1,195)
Increase (decrease) in other liabilities	(1,271)	25,529
Income from bank owned life insurance	(43)	(46)
Net cash provided by operating activities	30,881	35,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales, maturities, calls, and principal paydowns on securities available for sale	60,852	86,206
Proceeds from sales, maturities and principal collected on securities held to maturity	1,613	2,335
Purchases of securities available for sale	(3,209)	(23,743)
Purchases of securities held to maturity	—	(980)
Purchase of FHLBNY and FRBNY stock	(99,926)	(36,214)
Redemption of FHLBNY and FRBNY stock	102,625	32,235
Purchases of premises and equipment	(462)	(426)
Proceeds from sale of other real estate owned	288	326
Net (increase) in loans	(144,162)	(312,359)
Net cash (used by) provided by investing activities	(82,381)	(252,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in demand, interest-bearing demand, savings, and insured money market deposits	(107,681)	(34,233)
Net increase in time deposits	209,881	206,027
Net change in FHLBNY overnight advances	(63,890)	81,240
Principal payments made on capital leases	(277)	(267)
Purchase of treasury stock	(316)	(933)
Sale of treasury stock	601	424
Cash dividends paid	(5,840)	(5,797)
Net cash (used in) provided by financing activities	32,478	246,461
Net increase (decrease) in cash and cash equivalents	(19,022)	28,888
Cash and cash equivalents, beginning of period	55,869	26,981
Cash and cash equivalents, end of period	$36,847	$55,869

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$36,502	$6,642
Income Taxes	$7,863	$5,625

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$378	$348
Dividends declared, not yet paid	$1,469	$1,455

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

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
Chemung Risk Management, Inc., (CRM), a wholly-owned subsidiary of the Corporation, was a Nevada-based captive insurance company which insured against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not have been currently available or economically feasible in today's insurance marketplace. CRM was dissolved by the Corporation, effective December 6, 2023.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and amounts due from banks, demand interest-bearing deposits, and time deposits with other financial institutions.

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
Management assesses available for sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation, to determine whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as a write down through earnings.

Available for sale securities in a loss position that do not meet either of the aforementioned criteria, are reviewed by management to determine whether the unrealized loss is due to credit related circumstances, or other non-credit related factors. In making this determination, management evaluates a range of factors including the extent to which fair value is less than amortized cost, existing conditions that may adversely impact the issuer, changes to the credit rating of either the issuer or the specific security, among other considerations. An allowance for credit losses is established for securities, when upon evaluation, management has determined that the unrealized losses are due at least in part to credit conditions. The allowance for credit losses is determined as the difference, if any, between the present value of expected cash flows and the amortized basis of the security, limited to the extent that amortized basis exceeds fair value.
The Corporation holds the majority of its available for sale securities in obligations that are issued by U.S. Government entities or agencies and enterprises affiliated with the U.S. Government. Due to the explicit or implicit guarantee of the full faith and credit of the U.S. Government, the Corporation considers these securities to carry a near zero credit loss implication. Securities included under this implication include U.S. Treasury securities, mortgage backed securities issued by government-sponsored agencies, and SBA pooled loan securities. Securities that do not fall under this categorization primarily relate to corporate subordinated debt issues.

FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK STOCK
The Bank is a member of both the FHLBNY and the FRBNY.  FHLBNY members are required to own a certain amount of stock based on the level of borrowings and other factors, while FRBNY members are required to own a certain amount of stock based on a percentage of the Bank’s capital stock and surplus. FHLBNY and FRBNY stock are carried at cost and classified as non-marketable equities and periodically evaluated for impairment based on ultimate recovery of par value. Cash and stock dividends are reported as income.

LOANS
Loans are stated at their amortized basis, which is the amount of unpaid principal balance net of deferred loan cost and fees. An accounting policy election was made to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable is included in the "Accrued interest and other assets" line item in the Corporation's Consolidated Balance Sheets. The Corporation has the ability and intent to hold its loans for the foreseeable future. The Corporation’s loan portfolio is comprised of the following segments: (i) commercial and agricultural, (ii) commercial mortgages, (iii) residential mortgages, and (iv) consumer loans.
Commercial and agricultural loans primarily consist of loans to small to mid-sized businesses in the Corporation’s market area in a diverse range of industries. These loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Commercial mortgage loans are generally non-owner occupied commercial properties or owner occupied commercial real estate with larger balances. Repayment of these loans is often dependent upon the successful operation and management of the properties and the businesses occupying the properties, as well as on the collateral securing the loan. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from their employment and other income, but are secured by real property. Consumer loans include home equity lines of credit and home equity loans, which exhibit many of the same characteristics as residential mortgages. Indirect and other consumer loans are typically secured by depreciable assets, such as automobiles, and are dependent on the borrower’s continuing financial stability.
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

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
Effective January 1, 2023, the Corporation adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings (TDR) and Vintage Disclosures, which superseded existing TDR measurement and disclosures, and added additional disclosure requirements related to modifications made on loans to borrowers experiencing financial difficulty. Under prior guidance, a TDR was deemed to have occurred when the Corporation modified a loan to a borrower experiencing financial difficulty, and where a concession was made by the Corporation.

Consistent with ASU 2022-02, the Corporation now evaluates loan modifications to borrowers experiencing financial difficulty on the basis and extent of their direct impact on contractual cash flows. Modifications under this guidance include principal forgiveness, interest rate reductions, more than insignificant payment delays, term extensions, or a combination thereof. Payment delays are generally considered insignificant when the duration of the delay is less than or equal to three months.

Once a loan modification is determined to meet the aforementioned criteria, a determination is made as to whether the modification represents the continuation of an existing loan, or a new loan, in accordance with ASC-310-20-35-9 through 11. The Corporation considers a loan modification to represent the establishment of a new loan if the resulting terms are at least as favorable to the Corporation as the terms made to other borrowers with similar risk profiles. In the event that a modification is determined to represent a new loan, all unamortized deferred costs and fees are to be recognized through interest income at the point the modification is granted. Modifications that do not meet this criteria shall be considered a continuation of an existing loan, and all unamortized deferred costs and fees are to be carried forward as part of the modified loan's basis.

ALLOWANCE FOR CREDIT LOSSES
The allowance is an amount that management believes will be adequate to absorb estimated lifetime credit losses inherent in its portfolios of assets exhibiting credit risk. The Corporation adopted ASC 326 - Financial Instruments-Credit Losses effective January 1, 2023. The allowance for credit losses is estimated using the Corporation's CECL methodology, and replaces the incurred loss methodology used to estimate its allowance for loan and lease losses under prior guidance. CECL methodology utilizes historical information, current conditions, and reasonable and supportable economic forecasts to estimate the allowance for credit losses.

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
The Corporation adopted the standard, effective January 1, 2023, and recognized a one-time cumulative adjustment to retained earnings as of January 1, 2023 to reflect the change in methodology. The cumulative-effect adjustment did not have an impact on prior year results. Retained earnings was reduced by $1.5 million, or $1.1 million, net of tax, effective January 1. The $1.5 million adjustment was reflective of the establishment of an allowance for credit losses on unfunded commitments, totaling $1.1 million, and a $0.4 million addition to the allowance for credit losses on loans, reflecting the change in methodology.
Under the Corporation's CECL methodology, loans are analyzed on either a pooled basis, or an individual basis, based on an assessment of risk factors. Loans that exhibit similar risk characteristics and are pooled based on their assigned FFIEC call codes. When it is determined that a loan no longer exhibits risk characteristics consistent with its assigned pool, it is designated for individual analysis. Pooled loans utilize both a quantitative and qualitative component to determine the appropriate estimate of the allowance for credit losses. The quantitative component is based on an estimated discounted cash flow (DCF) analysis, performed at the loan level. The underlying assumptions on which the DCF calculation is based incorporate the relationship between a projected value of an economic indicator, and the implied historical loss experience amongst a group of peers established by management. The Corporation utilizes a regression analysis to identify suitable economic variables, known as loss drivers, for each pool of loans. Based on the results of this analysis, a probability of default (PD) and a loss given default (LGD) is assigned to each potential value of an economic indicator for each pool of loans, which is applied to derive the statistical loss implications thereof. The DCF incorporates a hypothetical loss for each period of the calculation, as well as assumed recoveries of past losses, to reach a present value for each loan. The modeled allowance for credit losses for each individual loan is the book balance of the loan as of the measurement date, less the present value of cash flows. Forecasted economic variables are applied over a four quarter period, and revert to the historical mean of the economic variable over an eight quarter period, on a straight line basis.

Based on assigned FFIEC call codes, and the risk characteristics of lending activities and collateral among loans within call codes, the Corporation has disaggregated its loan portfolio into the following nine pools:
Construction - Commercial and retail loans secured by real estate and made for the purposes of on-site construction or land development. This portfolio primarily consists of commercial construction loans, as well as a small number of residential single family construction to permanent loans. Construction loans are commonly evaluated using an "as-stabilized" or "as completed" appraisal, and the Corporation seeks sponsors who can provide adequate equity in the project at inception, or who have a well-documented history of successfully completing similar projects. Risks specific to construction lending include changes in market conditions prior to the completion of a construction phase, quality of work performed and cost overruns, and the realization of borrower assurances including but not limited to pre-sales, tenant contracts, and financial covenants.
Home Equity Lines of Credit and Junior Liens - Retail loans that are secured by secondary or inferior lien positions on 1-4 family residential real estate. Repayment sources primarily rely on borrowers' primary source of income, and are determined based on a borrower's equity position in the collateralized property. Default risk on secondary liens is greater than on primary liens, as a borrower is likely to prioritize payments on any outstanding indebtedness on the primary lien position. Secondary lien positions are additionally exposed to greater market risk in the event of foreclosure, and therefore are more sensitive to changes in underlying collateral valuations than primary lien positions.
1-4 Family Residential First Liens - Retail and commercial loans secured by primary lien positions on 1-4 family residential real estate. For retail loans secured by primary liens on residential property, repayment is primarily dependent on borrowers' primary source of income. For commercial loans secured by primary liens on residential property, repayment sources may be more diverse. Significant risk factors include localized economic conditions, that may impact both the collateralized property's value, as well as employment prospects for borrowers who rely on their primary source of income as means of repayment, and regulatory risks specific to housing that may inhibit a bank's ability to pursue means of repayment.
Multifamily - Commercial real estate secured by residential properties comprising of greater than four livable units. Multifamily properties are commonly managed by the borrower and rented to tenants for residential purposes. Repayment sources primarily consist of rental income from the property. Risks associated with multifamily projects include the borrower's ability to attract and maintain a base of tenants at rental rates in excess of those required to finance, manage, and maintain the property, as well as risks relating to demographic considerations in the population of prospective tenants.
Owner Occupied Commercial Real Estate - Commercial real estate loans secured by property that is occupied and or operated by the primary borrower or a related entity. Cash flow from the operation of the borrower's businesses are generally the primary source of repayment for owner occupied commercial real estate. Borrower industry and the competence of business operators are generally the primary risks associated with this type of lending activity.
Non Owner Occupied Commercial Real Estate - Commercial real estate loans secured by properties that are maintained and managed by the borrowers, but rely on rental income from outside commercial organizations to provide cash flow for repayment. Successful operations of tenant businesses significantly impacts borrowers' ability to finance these obligations. A primary risk relating to real estate of this nature is the limited influence that a borrower can have on the successful operation of tenant businesses, and the possibility of not being able to find suitable or willing replacement tenants, should vacancies arise. The Corporation seeks to lend in this segment to sponsors who have demonstrated the capability of aligning with strong and dependable tenants, considering both the current environment that tenants operate in, as well as future prospects for their industries, including their need for comparable space in the future.
Commercial and industrial loans - Commercial purpose loans that are primarily secured by the assets of borrowers businesses. Loans within this segment are made to an array of industry types, and may also include loans that are for commercial real estate purposes, but are secured by assets other than real estate. Management identifies the primary similarity amongst loans in this pool to be collateral risk exposure common to these loans. Business assets may have significant variation in collateral value, and the value that may be realized by the Corporation, should the need to liquidate arise. Normal usage and industry specificity can have a significant impact on collateral values. The successful operation of borrower businesses provides the primary source of repayment for these loans.
Consumer - Retail loans primarily secured by vehicle or other personal collateral. Indirect auto lending comprises the majority of lending activity in this pool. Primarily, repayment is largely dependent on borrowers' primary income source, through employment or otherwise. Broader economic conditions, as well as specific personal skill sets, can significantly influence a borrower's ability to maintain adequate employment necessary to finance these loans. Relationships with auto dealer networks also impacts the quality of borrowers seeking financing for vehicles, subject to the Corporation's system of underwriting and loan review. Collateral values in this pool typically depreciate relatively quickly, compared to other asset classes, and expose the Corporation to risk.

Other - Loans to borrowers whose organizations are primarily engaged in activities other than traditional business operations, such as non profit entities including medical groups, clubs and associations, religious organizations, museums, among others. These loans are generally classified based on their organizational structure.
The qualitative component of the pooled allowance is supplemented by qualitative adjustments. Qualitative adjustments represent the extent to which management determines that its expectation of risk differs from the results of the quantitative analysis, in large part capturing risk factors that may not be fully captured by the quantitative model. Management uses the following nine qualitative factors when considering appropriate adjustment: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related considerations including: secured vs. unsecured, type, and valuations, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio.
Loans deemed to require individual analysis are primarily valuated and measured for credit loss based on collateral. A measurement is performed based on the most recently available appraisal performed on individually analyzed loans. It is the Corporation's policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to require individual analysis. A specific allocation to the allowance is made on collateral dependent loans to the extent that the value of collateral, net of adjustments made to account for estimated selling costs and management applied discounting, is less than the book value of the loan on the measurement date. Loans not considered to be collaterally dependent are analyzed using the cash flow approach. A cash flow analysis is performed using a loan's effective interest rate, and discounted to determine appropriate fair value. To the extent that a loan's book balance exceeds the present value of cash flows, a specific allocation to the allowance for credit losses is made.
The Corporation established an allowance for credit losses on unfunded commitments, effective January 1, 2023. The Corporation records an allowance for credit losses on unfunded commitments utilizing a methodology congruent with its methodology for estimating lifetime credit losses on its portfolio of loans, as presented on the Corporation's consolidated balance sheet. The Corporation disaggregates unfunded commitments into pools consistent with its methodology for pooling loans represented on the balance sheet. A funding rate is determined to represent the amount of currently unfunded commitments that are estimated to become funded, based on historical experience. The loss rate applied to the estimated funded balance is consistent with the overall loss rate applied to its equivalent pool of loans on the balance sheet. The Corporation is not required to establish an allowance for credit losses on commitments that are deemed to be unconditionally cancellable at the sole discretion of the Corporation.
Debt securities are included under the guidance of ASC-326 - Financial Instruments-Credit Losses. The Corporation evaluates the necessity to establish and maintain an allowance for credit losses on debt securities consistent with its policies in the aforementioned section of this Note labeled "Securities."
The allowance for credit losses is increased through a provision for credit losses charged to operations. Instruments (loans and debt securities) are charged against their respective allowance for credit losses when management believes that the collectability of all or a portion of the principal is unlikely. Management's evaluation of the adequacy of the allowance for credit losses is performed on a periodic basis and takes into consideration such factors as the credit risk grade assigned to the instrument, historical credit loss experience, and review of information specific and pertinent to the borrower or issuer. While management uses available information to recognize credit losses on loans and securities, future additions to the allowance may be necessary based on changes in economic conditions, regulatory requirements, or other new information.

LOANS HELD FOR SALE
Certain mortgage loans are originated with the intent to sell. The Bank typically retains the right to service the mortgages upon sale. Loans held for sale are recorded at the lower of cost or fair value in the aggregate and are regularly evaluated for changes in fair value.  Commitments to sell loans that are originated for sale are recorded at fair value. If necessary, a valuation allowance is established with a charge to income for unrealized losses attributable to a change in market rates.

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
Finance leases are recorded at the lesser of the present value of future cash outlays using a discounted cash flow, or fair value at the beginning of the lease term. Initially, a finance lease is recorded as a building asset, and is depreciated over the shorter of the term of the lease or the estimated life of the asset. A corresponding long term lease obligation is recorded, which amortizes as payments are made on the lease. Interest expense is incurred using the discount rate determined at the beginning of the lease term. Amortization of the right-of-use assets arising from finance leases is expensed through net occupancy expense, and the interest on the related lease liability is expensed through interest expense on borrowings on the Corporation Consolidated Statements of Income.

PREMISES AND EQUIPMENT

Land is carried at cost, while buildings, equipment, leasehold improvements and furniture are stated at cost less accumulated depreciation and amortization. Depreciation is charged to current operations using the straight-line method over the estimated useful lives of the assets, which range from 15 to 50 years for buildings and from 3 to 10 years for equipment and furniture.  Amortization of leasehold improvements and leased equipment is recognized using the straight-line method over the shorter of the lease term or the estimated life of the asset. Leases of branch offices, which have been capitalized, are included within buildings and depreciated on the straight-line method over the shorter of the lease term or the estimated life of the asset.

BANK OWNED LIFE INSURANCE

BOLI is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the cash surrender value are recorded in other non-interest income.

OTHER REAL ESTATE

Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at estimated fair value of the property less estimated costs to dispose at the time of acquisition to establish a new carrying value. Write downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses. Subsequent adjustments to the carrying values of such properties resulting from declines in fair value result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur.

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts. The audited market value of trust assets under administration total $2.242 billion, including $381.3 million of assets held under management or administration for the Corporation, at December 31, 2023 and $2.053 billion, including $346.5 million of assets held under management or administration for the Corporation, at December 31, 2022.

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
On October 20, 2016, the Corporation amended its noncontributory defined benefit pension plan (“pension plan”) to freeze future retirement benefits after December 31, 2016. Beginning on January 1, 2017, both the pay-based and service-based component of the formula used to determine retirement benefits in the pension plan were frozen so that participants no longer earn further retirement benefits.
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

STOCK-BASED COMPENSATION

2021 Equity Incentive Plan
The Corporation's 2021 Equity Incentive Plan (the "2021 Plan") is designed to align the interests of the Corporation’s executives, senior managers and directors with the interests of the Corporation and its shareholders, to ensure the Corporation’s compensation practices are competitive and comparable with those of its peers, and to promote the retention of select management-level employees and directors. Under the terms of the 2021 Plan, the Compensation and Personnel Committee may approve discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2021 Plan, the chief executive officer and members of the Board of Directors. Awards are based on the performance, responsibility and contributions of the individual and are targeted at the median of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2021 Plan may not exceed 170,000, upon which time the 2021 Plan will be amended, presented and approved by the Corporation's shareholders to include additional shares of the Corporation's common stock. Awards under the 2021 Plans may be vested no earlier than the first anniversary of the date on which the award is granted. Compensation expense for shares granted will be recognized over the vesting period of the award based upon the fair value of shares granted as of the grant date.
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

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on the Corporation's balance sheet. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value. If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations. Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2023.
The Corporation's intangible assets related to the purchase of the trust business of Partners Trust Bank in May of 2007, were fully amortized as of December 31, 2022.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Corporation has the ability to enter into sales of securities under agreements to repurchase. The agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The amount of the securities underlying the agreements continues to be carried in the Corporation's securities portfolio. The Corporation has agreed to repurchase securities identical to those sold. The securities underlying the agreements are under the Corporation's control. As of December 31, 2023, the Corporation had no securities sold under agreements to repurchase.

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
The Corporation does not typically require its commercial customers to post cash or securities as collateral on its back-to-back interest rate swap program. The Corporation may need to post collateral, either cash or certain qualified securities, in proportion to potential increases in unrealized loss positions.

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
The Corporation adopted the standard, effective January 1, 2023, and recognized a one-time cumulative adjustment to retained earnings as of January 1, 2023 to reflect the change in methodology. The cumulative-effect adjustment did not have an impact on prior year results. Retained earnings was reduced by $1.5 million, or $1.1 million, net of tax, effective January 1. The $1.5 million adjustment was reflective of the establishment of an allowance for credit losses on unfunded commitments, totaling $1.1 million, and a $0.4 million addition to the allowance for credit losses on loans, reflecting the change in methodology.
Further details regarding the Corporation's adoption of ASU 2013-16 and its methodology thereof can be found in the preceding sections of this Note 1, as well as in Note 4 - Loans and Allowance for Credit Losses, as well as throughout Management's Discussion and Analysis of Financial Condition and Results of Operations.

In March 2022, the FASB issued ASU 2022-02, which eliminates creditor accounting guidance for TDRs for entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and enhances Vintage Disclosures of Gross Writeoffs. This ASU eliminates Subtopic 310-40 guidance for TDRs, and requires creditors to apply the loan refinancing and restructuring guidance in Subtopic 310-20 when evaluating modifications granted to borrowers experiencing financial difficulty to determine whether the modification is considered a continuation of an existing loan or a new loan. The vintage disclosure component of the ASU requires entities to disclose current-period gross writeoffs by origination year for financing receivables and investment leases within the scope of Subtopic 326-20. The Corporation adopted adopt ASU 2022-02 concurrently with the adoption of ASU 2016-13.

In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic 848, and defers the date for which accounting relief can be applied under Topic 848. ASU 2022-06 applies to entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The objective of the guidance in Topic 848 is to ease the burden in accounting related to the recognition of the effects of reference rate reform on financial reporting. A sunset provision was included within Topic 848 based on expectations of when LIBOR would cease being published. The Corporation had adopted the accounting relief provisions of Topic 848 effective October 1, 2020. The amendments in ASU 2022-06 defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be able to apply the accounting relief in Topic 848. ASU 2022-06 was effective for all entities upon its issuance. The adoption of the provisions of Topic 848, as amended, did not have a material impact on the Corporation’s consolidated financial statements, and the Corporation has transitioned all financial instruments that previously referenced LIBOR benchmarks.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, which and modifies the disclosure or presentation requirements of a variety of Topics in the Accounting Standards Codification, in response to SEC Release No. 33-10532, Disclosure Update and Simplifications, issued on August 17, 2018. The SEC identified several disclosure requirements that overlap with U.S. GAAP, but require incremental information to comply with disclosure standards in Regulations S-X and Regulation S-K. ASU 2023-06 codifies specific amendments to align the codification with SEC regulations. The effective date for each amendment is that date on which each disclosure requirement is removed from Regulation S-K and Regulation S-X. The Corporation anticipates that certain amendments will pertain to the Corporation's financial disclosures or presentation, but cannot determine with certainty which amendments are applicable until removal from Regulation S-K or Regulation S-X.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, enhancing disclosure requirements for reportable segments, focusing on significant segment expenses, and the identification of a segment's chief decision making officer, and the metrics used by the chief decision making officer in evaluating segment-level operating performance. The ASU is effective for fiscal years beginning after December 15, 2023. The Corporation will begin providing enhanced segment reporting disclosures in accordance with ASU 2023-07 for the fiscal year ending December 31, 2024, and for interim periods thereafter.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which will require public business entities to disclose annually a tabular rate reconciliation, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% percent of the product of multiplying income from continuing operations by the applicable statutory income tax rate. The ASU is effective for all public business entities for annual periods beginning after December 31, 2024.

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

(2)    RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

Generally, the Corporation is required to maintain balances with the Federal Reserve Bank of New York based upon outstanding balances of deposit transaction accounts. However, as of March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020. Therefore, at December 31, 2023 and 2022, there were no reserve requirements with the Federal Reserve Bank of New York.
The Corporation maintains a pre-funded settlement account with a financial institution in the amount of $1.6 million for electronic funds transaction settlement purposes at December 31, 2023 and 2022.
The Corporation also maintains a collateral restricted account with a financial institution related to the Corporation's interest rate swap program. The account serves as collateral in the event of default on the interest rate swaps with the counterparties. No collateral was held at the financial institution as of December 31, 2023, and 2022.

(3)     SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. treasury notes and bonds	$59,812	$—	$4,480	$—	$55,332
Mortgage-backed securities, residential	476,240	6	72,422	—	403,824
Collateralized mortgage obligations	—	—	—	—	—
Obligations of states and political subdivisions	39,503	—	817	—	38,686
Corporate bonds and notes	25,750	—	5,081	—	20,669
SBA loan pools	67,787	75	2,380	—	65,482
Total	$669,092	$81	$85,180	$—	$583,993

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes and bonds	$61,800	$—	$6,225	$55,574
Mortgage-backed securities, residential	518,838	—	83,707	435,131
Collateralized mortgage obligations	—	—	—	—
Obligations of states and political subdivisions	39,828	2	938	38,892
Corporate bonds and notes	25,750	—	3,780	21,970
SBA loan pools	82,982	155	2,116	81,022
Total	$729,198	$157	$96,766	$632,589

Proceeds from the sale of available for sale securities for the year ended December 31, 2023 were $1.2 million, and a gross loss of $14 thousand was realized on these sales. The sales were executed by Chemung Risk Management, Inc., which served as a wholly owned captive insurance company based in the State of Nevada, until dissolution by the Corporation effective December 6, 2023. There were no proceeds from sales and calls of securities resulting in gains or losses during the year ended December 31, 2022. The tax benefit related to these net realized losses was $4 thousand for the year ended December 31, 2023.

The amortized cost and estimated fair value of debt securities available for sale are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	December 31, 2023
	Amortized Cost	Estimated Fair Value
Within one year	$5,678	$5,594
After one, but within five years	101,391	94,363
After five, but within ten years	17,526	14,302
After ten years	470	428
Mortgage-backed securities: residential	476,240	403,824
SBA loan pools	67,787	65,482
Total	$669,092	$583,993

Amortized cost and estimated fair value of securities held to maturity at December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Obligations of states and political subdivisions	$785	$—	$—	$785	$—
Time deposits with other financial institutions	—	—	—	—	—
	$785	$—	$—	$785	$—

	December 31, 2022
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$952	$—	$—	$952
Time deposits with other financial institutions	1,472	—	22	1,450
	$2,424	$—	$22	$2,402

Proceeds from the sale of held to maturity securities for the year ended December 31, 2023 were $1.0 million, and a gross loss of $25 thousand was realized on these sales. The sales were executed by Chemung Risk Management, Inc., which served as a wholly owned captive insurance company based in the State of Nevada, until dissolution by the Corporation effective December 6, 2023. There were no proceeds from sales of securities held to maturity during the year ended December 31, 2022.

The contractual maturity of securities held to maturity was as follows at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Within one year	$—	$—
After one, but within five years	145	145
After five, but within ten years	640	640
After ten years	—	—
Total	$785	$785

The following tables summarize the investment securities available for sale with unrealized losses, for which an allowance for credit losses has not been recorded as of December 31, 2023, and an other than temporary impairment (OTTI) has not been recorded as of December 31, 2022 aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2023
U.S. treasury notes and bonds	$—	$—	$55,332	$4,480	$55,332	$4,480
Mortgage-backed securities: residential	—	—	402,986	72,422	402,986	72,422
Obligations of states and political subdivisions	17,891	241	20,686	576	38,577	817
Corporate bonds and notes	7,492	2,508	13,177	2,573	20,669	5,081
SBA loan pools	3,914	13	54,468	2,367	58,382	2,380
Total temporarily impaired securities	$29,297	$2,762	$546,649	$82,418	$575,946	$85,180

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2022
U.S. treasury notes and bonds	$1,011	$30	$54,563	$6,195	$55,574	$6,225
Mortgage-backed securities, residential	79,891	7,621	355,240	76,086	435,131	83,707
Obligations of states and political subdivisions	37,847	938	—	—	37,847	938
Corporate bonds and notes	4,515	485	7,455	3,295	11,970	3,780
SBA loan pools	14,333	925	51,123	1,191	65,456	2,116
Total temporarily impaired securities	$137,597	$9,999	$468,381	$86,767	$605,978	$96,766

Pledged Securities
The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $255.0 million at December 31, 2023 and $213.8 million at December 31, 2022.

Concentrations
There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceeded 10% of shareholders' equity at December 31, 2023 or 2022.

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the change in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, structural changes in an investment, volatility in financial results of specific issuers, or deterioration in credit quality of issuers. Management assesses both qualitative and quantitative factors to determine whether any credit-related allowance is required. The following is a discussion of the credit quality characteristics of major portfolio segments carrying material unrealized losses as of December 31, 2023.

Obligations of U.S. Governmental agencies and sponsored enterprises:
As of December 31, 2023, a significant portion of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Declines in fair value are attributable to changes in interest rates and market liquidity, not credit quality. The Corporation does not have the intent, and it is not likely to be required, to sell these securities prior to their anticipated recovery. All mortgage-backed securities in the available for sale securities portfolio as of December 31, 2023 were issued by FHLMC, FNMA, or GNMA. Because the Corporation considers these obligations to carry zero credit loss estimates, no allowance for credit losses was recorded as of December 31, 2023.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviews the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of the issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. Therefore, the Corporation considers the potential credit risk of the issuers to be immaterial, and no allowance for credit losses was recorded as of December 31, 2023.

Other-Than-Temporary-Impairment

Prior to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), the Corporation evaluated its portfolio of available for sale securities for Other than Temporary Impairment (OTTI). As of December 31, 2022, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities. At December 31, 2022, the unrealized losses related to mortgage-backed were securities issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2022.

Equity Method Investments

The Corporation holds a non-qualified deferred compensation plan to allow a select group of management and employees the opportunity to defer all or a portion of their annual compensation, and treats assets held under this plan as equity method investments. As of December 31, 2023 and December 31, 2022, the fair value of investments held in relation to the deferred compensation plan was $2.4 million and $2.1 million, respectively. The Corporation also held $0.6 million of marketable securities as equity method investments for each of the years ended December 31, 2023 and 2022.

(4)     LOANS AND ALLOWANCE FOR CREDIT LOSSES
The composition of the loan portfolio, net of deferred loan fees at December 31, 2023 and 2022 is summarized as follows (in thousands):

	2023	2022
Commercial and agricultural:
Commercial and industrial	$264,140	$252,044
Agricultural	256	249
Commercial mortgages:
Construction	138,887	108,243
Commercial mortgages, other	984,038	888,670
Residential mortgages	277,992	285,672
Consumer loans:
Home equity lines and loans	87,056	81,401
Indirect consumer loans	210,423	202,124
Direct consumer loans	9,872	11,045
Total loans, net of deferred loan fees	1,972,664	1,829,448
Allowance for credit losses	(22,517)	(19,659)
Loans, net of allowance for credit losses	$1,950,147	$1,809,789
The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

Accrued interest receivable on loans amounted to $7.8 million at December 31, 2023 and $6.5 million at December 31, 2022. Accrued interest receivable on loans is included in the Accrued interest receivable and other assets line item on the Corporation's Consolidated Balance Sheets, and is excluded from the amortized cost basis of loans and estimate of the allowance for credit losses, as presented in this Note. Recorded investment balances of loans as of December 31, 2022 included accrued interest receivable.

The Corporation had no residential mortgages held for sale as of December 31, 2023 and December 31, 2022. When the Corporation has loans classified as held for sale, they are not included in the table above.
Residential mortgage and home equity loans totaling $254.6 million at December 31, 2023 and $254.4 million at December 31, 2022 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLBNY.
The following tables present the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2023 and the allowance for loan losses for the year ended December 31, 2022 , respectively (in thousands):

	December 31, 2023
Allowance for credit losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2023	$3,373	$11,576	$1,845	$2,865	$19,659
Cumulative effect adjustment for the adoption of ASC-326	909	(695)	(16)	176	374
Beginning balance after cumulative effect adjustment, January 1, 2023	4,282	10,881	1,829	3,041	20,033
Charge Offs:	(281)	—	(32)	(1,070)	(1,383)
Recoveries:	22	4	—	416	442
Net (charge offs) recoveries	(259)	4	(32)	(654)	(941)
Provision (1)	1,032	1,141	397	855	3,425
Ending balance, December 31, 2023	$5,055	$12,026	$2,194	$3,242	$22,517

(1) Additional provision related to off-balance sheet exposure was a credit of $163 thousand for the year ended December 31, 2023.

	December 31, 2022
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$3,591	$13,556	$1,803	$2,075	$21,025
Charge Offs:	(20)	(687)	(17)	(770)	(1,494)
Recoveries:	42	3	40	597	682
Net recoveries (charge offs)	22	(684)	23	(173)	(812)
Provision	(240)	(1,296)	19	963	(554)
Ending balance	$3,373	$11,576	$1,845	$2,865	$19,659

Unfunded Commitments
The allowance for credit losses on unfunded commitments represents the amount held against credit exposures that are not represented on the Consolidated Balance Sheets. The allowance is recognized as a liability, a component of Other liabilities on the Consolidated Balance Sheets, with adjustments to the allowance recognized in the provision for credit losses line item on the Consolidated Statements of Income. The Corporation established a reserve for unfunded commitments in conjunction with its adoption of ASC 326-Financial Instruments-Credit Losses.

The following table presents the activity in the allowance for credit losses on unfunded commitments for the years ended December 31, 2023 and 2022:

Allowance for credit losses on unfunded commitments	For the Twelve Months Ended December 31,
	2023	2022
Beginning balance	$—	$—
Impact of adoption of ASC-326	1,082	—
Provision for credit losses on unfunded commitments	(163)	—
Ending balance	$919	$—

The following table presents the provision for credit losses on loans and unfunded commitments for the year ended December 31, 2023 , based upon the current expected credit loss methodology, and the provision for loan losses on loans for the year ended December 31, 2022, based upon the incurred loss methodology:

	For the Twelve Months Ended December 31,
Provision for credit losses	2023	2022
Provision for credit losses on loans	$3,425	$(554)
Provision for credit losses on unfunded commitments	(163)	—
Total provision (credit) for credit losses	$3,262	$(554)

The following tables present the balance in the Allowance for credit losses and the amortized cost basis in loans by portfolio segment and based on analysis status as of December 31, 2023 and the allowance for loan losses and the amortized cost basis in loans by portfolio as of December 31, 2022, respectively (in thousands):

	December 31, 2023
Allowance for credit losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$1,928	$27	$—	$—	$1,955
Collectively analyzed	3,127	11,999	2,194	3,242	20,562
Total ending allowance balance	$5,055	$12,026	$2,194	$3,242	$22,517

	December 31, 2022
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,078	$38	$—	$31	$1,147
Collectively evaluated for impairment	2,295	11,538	1,845	2,834	18,512
Total ending allowance balance	$3,373	$11,576	$1,845	$2,865	$19,659

	December 31, 2023
Loans	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually analyzed	$2,067	$5,968	$—	$—	$8,035
Loans collectively analyzed	262,329	1,116,957	277,992	307,351	1,964,629
Total ending loans balance	$264,396	$1,122,925	$277,992	$307,351	$1,972,664

	December 31, 2022
Loans	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,112	$4,383	$723	$264	$7,482
Loans collectively evaluated for impairment	250,181	992,530	284,949	294,306	1,821,966
Total ending loans balance	$252,293	$996,913	$285,672	$294,570	$1,829,448

Modifications to Loans Made to Borrowers Experiencing Financial Difficulty
Effective January 1, 2023, the Corporation adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326)-Troubled Debt Restructurings and Vintage Disclosures, on a prospective basis. The Corporation may occasionally make modifications to loans where the borrower is considered to be experiencing financial difficulty. Types of modifications considered under ASU 2022-02 include principal reductions, interest rate reductions, term extensions, significant payment delays, or a combination thereof.

The following table summarizes the amortized cost basis of loans modified during the year ended December 31, 2023 (in thousands):

	December 31, 2023
Loans modified under ASU 2022-02	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial and agricultural:
Commercial & industrial	$—	$—	$1,011	$—	$—	$1,011	0.38%
Agricultural	—	—	—	—	—	—	—%
Commercial mortgages:
Construction	—	—	—	—	—	—	—%
Commercial mortgages, other	—	—	272	1,878	—	2,150	0.22%
Residential mortgages	—	—	—	—	—	—	—%
Consumer loans:
Home equity lines and loans	—	—	116	—	—	116	0.13%
Indirect consumer loans	—	—	—	—	—	—	—%
Direct consumer loans	—	—	—	—	—	—	—%
Total	$—	$—	$1,399	$1,878	$—	$3,277

(1) Represents the amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the year ended December 31, 2023:

Effect of loan modifications under ASU 2022-02	Principal reduction (in thousands)	Weighted average interest rate reduction (%)	Weighted average term extension (in months)	Weighted-average payment delay (in months)
Commercial and agricultural:
Commercial & industrial	$—	—%	12 months
Agricultural	$—	—%
Commercial mortgages:
Construction	$—	—%
Commercial mortgages, other	$—	—%	60 months	4 months
Residential mortgages	$—	—%
Consumer loans:
Home equity lines and loans	$—	—%	180 months
Indirect consumer loans	$—	—%
Direct consumer loans	$—	—%

The Corporation closely monitors the performance of loans that have been modified in accordance with ASU 2022-02 in order to understand the effectiveness of its modification efforts. There was one commercial and industrial loan modified to borrowers experiencing financial difficulty during the prior twelve months that sustained a payment default on the modified terms during the year ended December 31, 2023. An allocation totaling $0.9 million was included for this modified loan in the allowance for credit losses as of December 31, 2023.

Individually Analyzed Loans
Effective January 1, 2023, the Corporation began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designated pool of loans, under the Corporation's CECL methodology. Loans individually analyzed include certain non-accrual commercial, as well as certain accruing loans previously identified under prior troubled debt restructuring (TDR) guidance.
As of December 31, 2023, the amortized cost basis of individually analyzed loans was $8.0 million, of which $6.3 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost Basis	Related Allowance
Commercial and agricultural:
Commercial and industrial (1) (2)	$353	$214
Agricultural (2)	26	26
Commercial mortgages:
Construction (1)	2,209	—
Commercial mortgages, other (1) (2) (3)	3,759	27
Total	$6,347	$267

(1) Secured by commercial real estate
(2) Secured by business assets
(3) Secured by residential real estate

Differing from the methodology for analyzing loans on an individual basis used as of December 31, 2023, as described above, prior to January 1, 2023, the Corporation considered a loan to be impaired for credit analysis purposes when, based on currently available information, it was deemed probable that the Corporation would not be able to collect on the loan's contractually determined principal and interest payments. Impaired loans included loans on non-accrual status and troubled debt restructurings (TDRs). The Corporation identified loss allocations for impaired loans on an individual basis, and in conformity with its methodology under the incurred loss framework.

The following is a summary of impaired loans as of December 31, 2022 (in thousands):

	December 31, 2022
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,026	$1,025	$—
Commercial mortgages:
Construction	5	5	—
Commercial mortgages	4,346	4,341	—
Residential mortgages	767	760	—
Consumer loans:
Home equity lines and loans	154	138	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,086	1,088	1,078
Commercial mortgages:
Commercial mortgages	38	38	38
Consumer loans:
Home equity lines and loans	126	127	31
Total	$7,548	$7,522	$1,147

The following table presents the average amortized basis and interest income recognized for loans individually analyzed, by class, as of December 31, 2023 and loans individually evaluated for impairment, by class, as of December 31, 2022, (in thousands):

	December 31, 2023		December 31, 2022
With no related allowance recorded:	Average Amortized Cost Basis	Interest Income Recognized (1)	Average Amortized Cost Basis	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$431	$—	$814	$—
Agricultural	—	—	—	—
Commercial mortgages:
Construction	443	103	71	—
Commercial mortgages	3,988	5	4,211	14
Residential mortgages	288	—	864	37
Consumer loans:
Home equity lines & loans	99	—	153	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,328	55	1,453	5
Agricultural	11	—	—	—
Commercial mortgages:
Construction	—	—	—	—
Commercial mortgages	33	—	1,258	—
Residential mortgages	—	—	—	—
Consumer loans:
Home equity lines and loans	25	—	137	—
Direct consumer loans	—	—	—	—
Total	$6,646	$163	$8,961	$56
(1) Cash basis interest income approximates interest income recognized.

The following table presents the amortized cost basis of non-accrual loans with no related allowance for credit losses, total non-accrual loans, and loans pasts due for 90 days or greater which are still accruing, by class of loans, as of December 31, 2023 and December 31, 2022 (in thousands):

	Non-accrual with no allowance for credit losses		Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	2023	2022	2023	2022	2023	2022
Commercial and agricultural:
Commercial and industrial	$76	$1,035	$1,904	$1,946	$10	$1
Agricultural	—	—	26	—	—	—
Commercial mortgages:
Construction	2,209	5	2,209	5	—	—
Commercial mortgages	3,732	3,890	3,760	3,928	—	—
Residential mortgages	1,315	986	1,315	986	—	—
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	508	729	508	760	—	—
Indirect consumer loans	687	540	687	540	—	—
Direct consumer loans	2	13	2	13	—	—
Total	$8,529	$7,198	$10,411	$8,178	$10	$1

The following tables present the aging of the amortized cost basis in loans as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	30 - 59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,196	$31	$10	$1,237	$262,903	$264,140
Agricultural	—	—	—	—	256	256
Commercial mortgages:
Construction	2,164	—	2,207	4,371	134,516	138,887
Commercial mortgages	1,022	103	261	1,386	982,652	984,038
Residential mortgages	2,244	201	585	3,030	274,962	277,992
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	461	87	366	914	86,142	87,056
Indirect consumer loans	2,473	501	426	3,400	207,023	210,423
Direct consumer loans	2	20	—	22	9,850	9,872
Total	$9,562	$943	$3,855	$14,360	$1,958,304	$1,972,664

	December 31, 2022
	30 - 59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$74	$3	$1	$78	$251,966	$252,044
Agricultural	—	—	—	—	249	249
Commercial mortgages:
Construction	—	—	—	—	108,243	108,243
Commercial mortgages	1,058	—	486	1,544	887,126	888,670
Residential mortgages	1,360	709	294	2,363	283,309	285,672
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	193	121	442	756	80,645	81,401
Indirect consumer loans	1,397	193	250	1,840	200,284	202,124
Direct consumer loans	2	19	1	22	11,023	11,045
Total	$4,084	$1,045	$1,474	$6,603	$1,822,845	$1,829,448

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

For retail loans, which include residential mortgages, indirect and direct consumer loans, and home equity lines and loans, once a loan is appropriately approved and closed, the Corporation evaluates credit quality based upon loan repayment. Retail loans are not rated until they become 90 days past due.

The Corporation uses its risk rating system to identify criticized and classified loans. Commercial relationships within the criticized and classified risk ratings are analyzed quarterly.  The Corporation uses the following definitions for criticized and classified loans (which are consistent with regulatory guidelines):

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

Based on the analyses performed as of December 31, 2023, the risk category of the amortized cost basis of loans by class of loans and vintage, as well as the gross charge-offs by loan class and vintage for the period, are as follows (in thousands):

	Term Loans - Amortized Cost by Origination Year							Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019		Prior
Commercial & Industrial
Pass	$41,601	$35,768	$17,506	$10,195	$33,436		$7,746	$92,114	$—	$238,366
Special Mention	185	2,103	—	—	—		432	9,730	10,672	23,122
Substandard	—	24	991	109	23		456	—	161	1,764
Doubtful	—	—	—	—	—		790	75	23	888
Total	41,786	37,895	18,497	10,304	33,459		9,424	101,919	10,856	264,140
Gross charge offs	—	—	—	—	9		272	—	—	281

Agricultural
Pass	—	15	150	—	—		—	65	—	230
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		—	—	26	26
Doubtful	—	—	—	—	—		—	—	—	—
Total	—	15	150	—	—		—	65	26	256
Gross charge offs	—	—	—	—	—		—	—	—	—

Construction
Pass	11,275	1,445	—	—	28		1,178	122,752	—	136,678
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	2,207		2	—	—	2,209
Doubtful	—	—	—	—	—		—	—	—	—
Total	11,275	1,445	—	—	2,235		1,180	122,752	—	138,887
Gross charge offs	—	—	—	—	—		—	—	—	—

Commercial mortgages
Pass	91,636	207,277	123,040	90,635	39,175		168,878	233,999	—	954,640
Special Mention	—	2,533	8,189	2,609	—		3,216	—	5,426	21,973
Substandard	272	1,107	345	1,022	—		4,143	97	412	7,398
Doubtful	—	—	—	—	—		27	—	—	27
Total	91,908	210,917	131,574	94,266	39,175		176,264	234,096	5,838	984,038
Gross charge offs	—	—	—	—	—		—	—	—	—

Residential mortgages
Not rated	14,027	50,556	49,428	69,070	15,093		44,628	33,875	—	276,677
Substandard	—	75	346	—	169		725	—	—	1,315
Total	14,027	50,631	49,774	69,070	15,262		45,353	33,875	—	277,992
Gross charge offs	—	32	—	—	—		—	—	—	32

Home equity lines and loans
Not rated	13,743	16,621	5,797	3,110	2,845		10,342	34,090	—	86,548
Substandard	—	77	—	—	—	(1)	293	25	113	508
Total	13,743	16,698	5,797	3,110	2,845		10,635	34,115	113	87,056
Gross charge offs	—	—	—	—	—		—	6	—	6

Indirect consumer
Not rated	72,264	98,008	23,015	9,192	3,870		3,387	—	—	209,736
Substandard	119	246	135	48	36		103	—	—	687
Total	72,383	98,254	23,150	9,240	3,906		3,490	—	—	210,423
Gross charge offs	184	375	215	121	21		55	—	—	971

Direct consumer
Not rated	3,005	2,745	785	256	53		357	2,669	—	9,870
Substandard	—	—	—	2	—		—	—	—	2
Total	3,005	2,745	785	258	53		357	2,669	—	9,872
Gross charge offs	4	15	8	6	—		54	6	—	93
	—			—	—		—	—	—
Total loans	$248,127	$418,600	$229,727	$186,248	$96,935		$246,703	$529,491	$16,833	$1,972,664
Total Gross charge-offs	$188	$422	$223	$127	$30		$381	$12	$—	$1,383

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

The Corporation considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Non-performing loans include non-accrual loans.
For residential and consumer loan classes, the Corporation evaluated credit quality based on the aging status of the loan, which was presented by payment activity. The following table presents the amortized cost basis in residential and consumer loans based on payment activity as of December 31, 2023 (in thousands):

	December 31, 2023
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$276,677	$86,548	$209,736	$9,870
Non-Performing	1,315	508	687	2
Total	$277,992	$87,056	$210,423	$9,872

Prior to the adoption of ASC 326-Financial Instruments-Credit Losses, the Corporation also evaluated credit quality based on the aging status of the loan, which was presented, by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2022 (in thousands):

	December 31, 2022
		Consumer Loans
	Residential Mortgages	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$285,459	$80,942	$202,050	$11,094
Non-Performing	986	760	540	13
Total	$286,445	$81,702	$202,590	$11,107

(5)    PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Land	$4,664	$4,674
Buildings	40,727	40,419
Projects in progress	11	82
Equipment and furniture	37,237	36,964
Leasehold improvements	4,874	4,874
	87,513	87,013
Less accumulated depreciation and amortization	72,942	70,900
Net book value	$14,571	$16,113

Depreciation expense was $2.0 million and $2.2 million for 2023 and 2022, respectively.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036.

The Corporation has included these finance leases in premises and equipment as follows:

	2023	2022
Buildings	$5,572	$5,572
Accumulated depreciation	(2,872)	(2,540)
Net book value	$2,700	$3,032

(6)    LEASES

Operating Leases
The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of December 31, 2023, the weighted average remaining lease term was 7.9 years with a weighted average discount rate of 3.40%. Rent expense was $1.0 million for each of the years ended December 31, 2023 and 2022. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at December 31, 2023 and December 31, 2022 consist of the following (in thousands):

	2023	2022
Operating lease right-of-use asset	$6,449	$7,234
Less: accumulated amortization	(801)	(785)
Less: lease termination	—	—
Add: new lease agreement and modifications	—	—
Operating lease right-of-use-assets, net	$5,648	$6,449

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of December 31, 2023 (in thousands):

Year	Amount
2024	$924
2025	841
2026	845
2027	854
2028	721
2029 and thereafter	2,446
Total minimum lease payments	6,631
Less: amount representing interest	(804)
Present value of net minimum lease payments	$5,827

As of December 31, 2023, the Corporation had one operating lease that was signed on October 19, 2023, but had not yet commenced.

Finance Leases
The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of December 31, 2023, the weighted average remaining lease term was 9.3 years with a weighted average discount rate of 3.42%. The Corporation has included these leases in premises and equipment as of December 31, 2023 and December 31, 2022.

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of December 31, 2023 (in thousands):

Year	Amount
2024	$391
2025	409
2026	425
2027	428
2028	428
2029 and thereafter	1,560
Total minimum lease payments	3,641
Less: amount representing interest	(591)
Present value of net minimum lease payments	$3,050

As of December 31, 2023, the Corporation had no finance leases that were signed, but had not yet commenced.

(7)            GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
End of year	$21,824	$21,824

Acquired intangible assets were as follows at December 31, 2023 and 2022 (in thousands):

	At December 31, 2023		At December 31, 2022
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,975	$5,975	$5,975
Other customer relationship intangibles	5,633	5,633	5,633	5,633
Total	$11,608	$11,608	$11,608	$11,608

There is no aggregate amortization expense for 2023, and $15 thousand for 2022. There is no remaining estimated aggregate amortization expense at December 31, 2023.

(8)    DEPOSITS

A summary of deposits at December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
Non-interest-bearing demand deposits	$653,166	$733,329
Interest-bearing demand deposits	291,138	271,645
Insured money market deposits	623,714	640,840
Savings deposits	249,144	279,029
Certificates of deposits $250,000 or less	365,058	272,182
Certificates of deposits greater than $250,000	76,804	31,547
Brokered deposits [1]	142,776	73,452
Other time deposits [2]	27,627	25,203
Total	$2,429,427	$2,327,227
1 Brokered deposits which are individually $250,000 and under.
2 Includes Individual Retirement Accounts and Christmas Club Accounts.

Total customer deposits include reciprocal balances from checking, insured money market deposits, and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Corporate offered ICS/CDARS programs allowing enhanced FDIC insurance protection. In general, the equivalent of the customers' original deposited funds comes back to the Corporation and are carried within the time deposits category.

Scheduled maturities of time deposits at December 31, 2023, are summarized as follows (in thousands):

Year	Maturities
2024 [1]	$578,675
2025	13,244
2026	4,313
2027 [2]	11,688
2028	1,395
2029	2,950
Total	$612,265
1 $133.3 million of 2024 maturities represent brokered deposits.
2 $9.5 million of 2027 maturities represent brokered deposits which are callable by the Corporation on February 28, 2024 and monthly thereafter.

Time deposits that meet or exceed the FDIC Insurance limit of $250 thousand at December 31, 2023 and 2022 were $81.0 million and $36.4 million, respectively.

(9)    FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

FHLBNY overnight advances totaled $31.9 million and $95.8 million as of December 31, 2023 and 2022, respectively. The Corporation held no fixed rate term advances as of December 31, 2023 and 2022, respectively.

The following is a summary of FHLBNY overnight advances as of December 31, 2023 and 2022. The carrying amount includes the advance balance plus purchase accounting adjustments that are amortized over the term of the advance (in thousands):

2023			2022
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
$31,920	5.64%	January 2, 2024	$95,810	4.61%	January 3, 2023

The Bank has pledged $254.6 million and $254.4 million of residential mortgage and home equity loans under a blanket lien arrangement at December 31, 2023 and 2022, respectively, as collateral for future borrowings. Based on this collateral and additional securities held, the Bank's unused borrowing capacity at the FHLBNY was $193.4 million at December 31, 2023.

(10)    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the years ended December 31, 2023 and 2022 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Year ended December 31, 2023
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$3,096	$—	$—	$3,096
Other	823	—	—	823
Interchange revenue from debit card transactions	4,606	—	—	4,606
WMG fee income	—	10,460	—	10,460
CFS fee and commission income	—	—	995	995
Net gains (losses) on sales of OREO	37	—	—	37
Net gains on sales of loans(a)	144	—	—	144
Net gains on sales of securities(a)	(39)	—	—	(39)
Loan servicing fees(a)	144	—	—	144
Change in fair value of equity securities(a)	228	—	(125)	103
Income from bank-owned life insurance(a)	43	—	—	43
Other(a)	4,068	—	69	4,137
Total non-interest income	$13,150	$10,460	$939	$24,549
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.
(c) Chemung Risk Management, Inc. (CRM) was dissolved December 6, 2023.

	Year ended December 31, 2022
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$3,084	$—	$—	$3,084
Other	704	—	—	704
Interchange revenue from debit card transactions	4,603	—	—	4,603
WMG fee income	—	10,280	—	10,280
CFS fee and commission income	—	—	1,079	1,079
Net gains (losses) on sales of OREO	60	—	—	60
Net gains on sales of loans(a)	107	—	—	107
Loan servicing fees(a)	153	—	—	153
Change in fair value of equity securities(a)	(353)	—	4	(349)
Income from bank-owned life insurance(a)	46	—	—	46
Other(a)	1,821	—	(152)	1,669
Total non-interest income	$10,225	$10,280	$931	$21,436
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
Interchange Income from Debit Card Transactions: The Corporation earns interchange fees from debit cardholder transactions conducted through the Mastercard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to cardholders.
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
The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2023, the Corporation held derivatives not designated as hedging instruments with a total notional amount of $647.5 million. Derivatives not designated as hedging instruments included back-to-back interest rate swaps of $631.1 million, consisting of $315.5 million of interest rate swaps with commercial borrowers and an additional $315.5 million of offsetting interest rate swaps with third-party counter-parties on substantially the same terms, and risk participation agreements with dealer banks of $16.4 million. Free-standing derivatives are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded in other non-interest income.
Accrued interest receivable and payable related to these swaps of $665 thousand and $447 thousand, as of December 31, 2023 and 2022, respectively, was included in other assets and liabilities.

The following table presents information regarding derivative financial instruments, at December 31:

2023
Derivatives not designated as hedging instruments:	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value
Interest rate swap agreements on loans with commercial loan customers	47	$315,526	6.6	4.36%	7.36%	$(19,355)
Interest rate swap agreements with third-party counter-parties	47	315,526	6.6	7.36%	4.36%	19,316
Risk participation agreements	4	16,432	7.8			—
Total	98	$647,484				$(39)

2022
Derivatives not designated as hedging instruments:	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value
Interest rate swap agreements on loans with commercial loan customers	42	$265,619	7.1	3.94%	6.35%	$(26,436)
Interest rate swap agreements with third-party counter-parties	42	265,619	7.1	6.35%	3.94%	26,381
Risk participation agreements	3	13,764	9.6			—
Total	87	$545,002				$(55)

There was an immaterial off-balance sheet exposure for the risk participation agreements as of December 31, 2023, and December 31, 2022.

Amounts included in the Consolidated Statements of Income related to derivatives not designated as hedging were as follows:

	Years Ended December 31,
Derivatives not designated as hedging instruments:	2023	2022
Interest rate swap agreements with commercial loan customers:
Unrealized (loss) recognized in non-interest income	$7,081	$(17,430)

Interest rate swap agreements with third-party counter-parties:
Unrealized gain recognized in non-interest income	(7,065)	17,698

Risk participation agreements:
Unrealized gain (loss) recognized in non-interest income	—	15

Unrealized gain (loss) recognized in non-interest income	$16	$283

(12)            INCOME TAXES

For the years ended December 31, 2023 and 2022, income tax expense attributable to income from operations consisted of the following (in thousands):

	2023	2022
Current expense:
Federal	$7,149	$5,501
State	961	883
Total current	8,110	6,384
Deferred expense/(benefit):
Federal	(1,271)	1,365
State	(338)	357
Total deferred	(1,609)	1,722
Income tax expense	$6,501	$8,106

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows (in thousands):

	2023	2022
Statutory federal tax rate	21%	21%
Tax computed at statutory rate	$6,615	$7,747
Increase (reduction) resulting from:
Tax-exempt income	(509)	(434)
831(b) premium adjustment	(202)	(309)
Dividend exclusion	(9)	(7)
State taxes, net of Federal impact	580	988
Nondeductible interest expense	38	8
Other items, net	(12)	113
Income tax expense	$6,501	$8,106
Effective tax rate	20.6%	22.0%
The lower tax expense in 2023 when compared to 2022 can be attributed to a decrease in pretax income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022, are presented below (in thousands):

Deferred tax assets:	2023	2022
Allowance for credit losses	$5,775	$5,147
Depreciation	1,408	1,133
Deferred compensation and directors' fees	1,388	1,128
Operating lease liabilities	1,484	1,688
Purchase accounting adjustment – fixed assets	153	153
Net unrealized losses on securities available for sale	22,296	25,310
Defined benefit pension and other benefit plans	1,054	1,320
Nonaccrued interest	484	415
Accrued expense	96	117
Other items, net	133	112
Total gross deferred tax assets	34,271	36,523

Deferred tax liabilities:
Deferred loan fees and costs	1,389	1,358
Prepaid pension	4,144	4,055
Discount accretion	121	108
Core deposit intangible	1,790	1,733
REIT dividend	—	561
Operating lease right-of-use assets	1,484	1,688
Accrual for employee benefit plans	8	5
Other	210	219
Total gross deferred tax liabilities	9,146	9,727
Net deferred tax asset	$25,125	$26,796

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
As of December 31, 2023 and 2022, the Corporation did not have any unrecognized tax benefits.
The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes. As of December 31, 2023 and 2022, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.
The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2020 and for New York State taxing authorities for the year prior to 2020. New York State taxing authorities recently completed audits of the Corporation for the years 2018, 2019, and 2020. There were no adjustments as a result of the New York State audits.

(13)    PENSION PLAN AND OTHER BENEFIT PLANS

Pension Plan

The Corporation has a noncontributory defined benefit pension plan covering certain employees. The plan's defined benefit formula generally based payments to retired employees upon their length of service multiplied by a percentage of the average monthly pay over the last five years of employment.
New employees hired on or after July 10, 2010 were not eligible to participate in the plan, however, existing participants at that time continued to accrue benefits. On October 20, 2016, the Corporation amended its noncontributory defined benefit pension plan (“pension plan”) to freeze future retirement benefits after December 31, 2016. Beginning on January 1, 2017, both the pay-based and service-based component of the formula used to determine retirement benefits in the pension plan were frozen so that participants will no longer earn further retirement benefits.
The Corporation uses a December 31 measurement date for its pension plan.

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2023 and 2022 (in thousands):

Change in projected benefit obligation:	2023	2022
Benefit obligation at beginning of year	$30,506	$40,404
Service cost	—	—
Interest cost	1,605	1,130
Actuarial (gain) loss	1,098	(8,856)
Curtailments	—	—
Settlements	—	—
Benefits paid	(2,186)	(2,172)
Benefit obligation at end of year	$31,023	$30,506

Change in plan assets:	2023	2022
Fair value of plan assets at beginning of year	$44,656	$52,987
Actual return on plan assets	4,480	(6,159)
Employer contributions	—	—
Settlements	—	—
Benefits paid	(2,186)	(2,172)
Fair value of plan assets at end of year	$46,950	$44,656

Funded status	$15,927	$14,150

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2023 and 2022 consist of the following (in thousands):

	2023	2022
Net actuarial loss	$3,961	$4,988
Prior service cost	—	—
Total before tax effects	$3,961	$4,988

The accumulated benefit obligation at December 31, 2023 and 2022 was $31.0 million and $30.5 million, respectively.

Actuarial losses in the Projected Benefit Obligation (PBO) in 2023 were primarily the result of the decrease in discount rate. The decrease in discount rate caused the PBO to increase by $1.0 million. The update in mortality table caused the PBO to decrease by $0.2 million. Other sources of gain/loss such as plan experience, updated census data and minor adjustments to actuarial assumptions generated a combined loss of less than 1% of expected year end obligations.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2023 and 2022 were as follows:

	2023	2022
Discount rate	5.07%	5.42%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) in 2023 and 2022 consist of the following (in thousands):

Net periodic benefit cost	2023	2022
Service cost, benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	1,605	1,130
Expected return on plan assets	(2,391)	(2,851)
Amortization of net loss	36	—
Amortization of prior service cost	—	—
Recognized (gain) loss due to settlements	—	—
Net periodic cost (benefit)	$(750)	$(1,721)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2023	2022
Net actuarial (gain) loss	$(990)	$154
Recognized loss	(37)	—
Amortization of prior service cost	—	—
Total recognized in other comprehensive income (loss) (before tax effect)	$(1,027)	$154

Total recognized in net (benefit) cost and other comprehensive income (loss) (before tax effect)	$(1,777)	$(1,567)

During 2023, the plan's total unrecognized net loss decreased by $1.0 million. The variance between the actual and expected return on plan assets during 2023 decreased the total unrecognized net loss by $2.1 million. Because the total unrecognized net gain or loss is less than the greater of 10% of the projected benefit obligation or 10% of the plan assets, no amortization is necessary. As of January 1, 2023, the average expected future life expectancy of plan participants was 10.2 years. Actual results for 2024 will depend on the 2024 actuarial valuation of the plan.

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2023, 2022 were as follows:

	2023	2022
Discount rate	5.42%	2.87%
Expected return on assets	5.50%	5.50%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

The Corporation changes important assumptions whenever conditions warrant changes. At December 31, 2023 the Corporation used the Society of Actuaries PRI-2012 Private Retirement Plans Mortality Table with Mortality Improvement Scale MP-2021 as a basis for the Plan's valuation. At December 31, 2022, the Corporation used IRS Static 2023 Mortality Table with Mortality Improvement Scale MP-2021 as a basis for the Plan's valuation. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.

The Corporation's overall investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types. The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds. Other investments may consist of mutual funds, money market funds and cash & cash equivalents. While no significant changes in the asset allocations are expected during 2024, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a CAPM using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2023	Percentage of Plan Assets at December 31,		Expected Long-Term Rate of Return
		2023	2022
Large cap domestic equities	30% - 60%	41%	39%	11.8%
Mid-cap domestic equities	0% - 8%	2%	2%	11.5%
Small-cap domestic equities	0% - 6%	1%	1%	9.7%
International equities	0% - 8%	3%	3%	6.9%
Intermediate fixed income	33% - 63%	37%	43%	7.0%
Alternative assets	0% - 15%	—%	—%	2.9%
Cash	0% - 20%	16%	12%	1.2%
Total		100%	100%

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
As of December 31, 2023 and 2022, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.
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

The fair value of the plan assets at December 31, 2023 and 2022, by asset class are as follows (in thousands):

		Fair Value Measurement at December 31, 2023 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$7,503	$7,503	$—	$—
Equity securities:
U.S. companies	19,374	19,374	—	—

Mutual funds	17,905	17,905	—	—

Debt securities:
U.S. Treasuries/Government bonds	1,920	1,920	—	—
U.S. Corporate bonds	248	248	—	—
Total plan assets	$46,950	$46,950	$—	$—

		Fair Value Measurement at December 31, 2022 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$5,374	$5,374	$—	$—
Equity securities:
U.S. companies	17,526	17,526	—	—

Mutual funds	19,619	19,619	—	—

Debt securities:
U.S. Treasuries/Government bonds	1,891	1,891	—	—
U.S. Corporate bonds	246	246	—	—
Total plan assets	$44,656	$44,656	$—	$—

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan (in thousands):

Calendar Year	Future Expected Benefit Payments
2024	$2,390
2025	$2,369
2026	$2,372
2027	$2,353
2028	$2,324
2029-2032	$11,222

The Corporation does not expect to contribute to the plan during 2024. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

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
Expense related to these plans totaled $1.4 million for each of the years ended December 31, 2023 and 2022. The plan's assets at December 31, 2023 and 2022 include 124,214 and 121,847 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2023 and 2022 (in thousands):

Changes in accumulated postretirement benefit obligation:	2023	2022
Accumulated postretirement benefit obligation - beginning of year	$95	$194
Service cost	—	—
Interest cost	5	3
Participant contributions	18	18
Amendments	—	—
Actuarial (gain) loss	3	(71)
Benefits paid	(45)	(49)
Accumulated postretirement benefit obligation at end of year	$76	$95

Change in plan assets:	2023	2022
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	27	31
Plan participants’ contributions	18	18
Benefits paid	(45)	(49)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(76)	$(95)

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2023 and 2022 consist of the following (in thousands):

	2023	2022
Net actuarial loss	$102	$118
Prior service credit	—	—
Total before tax effects	$102	$118

Weighted-average assumption for disclosure as of December 31:	2023	2022
Discount rate	5.07%	5.42%
Assumed rate of future compensation increase	N/A	N/A
Health care cost trend: Initial (Pre-65/Post 65)	8.00% / 7.00%	7.50% / 6.50%
Health care cost trend: Ultimate (Pre-65/Post 65)	4.75% / 4.75%	4.75% / 4.75%
Year ultimate cost trend reached	2033 / 2032	2032 / 2030

The components of net periodic postretirement benefit cost for the years ended December 31, 2023 and 2022 are as follows (in thousands):

Net periodic cost (benefit)	2023	2022
Service cost	$—	$—
Interest cost	5	3
Expected return on plan assets	—	—
Amortization of prior service benefit	—
Recognized actuarial loss	19	18
Recognized prior service benefit due to curtailments	—	—
Net periodic postretirement cost (benefit)	$24	$21

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2023	2022
Net actuarial (gain) loss	$3	$(71)
Recognized actuarial loss	(19)	(18)
Prior service credit		—
Amortization of prior service benefit		—
Total recognized in other comprehensive income (loss)(before tax effect)	$(16)	$(89)

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$8	$(68)

Actuarial loss for 2023 is primarily the net impact of a decrease in discount rate, which increased the Accumulated Postretirement Benefit Obligation (APBO) by $1 thousand, the updating of mortality tables, which decreased the APBO by $4 thousand, and the reflection of updated data, claims experience and health care trend rates (HCTR), which (combined) increased the APBO by $6 thousand. All other sources of gain or loss had a combined net impact of less than $1 thousand.

During 2023 the plan's total unrecognized net loss decreased by $16 thousand. Because the total unrecognized net gain or loss in the plan exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average future life expectancy of all plan participants. As of January 1, 2023, the average future life expectancy of all plan participants was 6.0 years. Actual results for 2024 will depend on the 2024 actuarial valuation of the plan.
The change in unrecognized gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2023, the unrecognized net loss decreased by 16% of the December 31, 2022 accumulated postretirement benefit obligation. The Corporation changes important assumptions whenever changing conditions warrant. The discount rate and per capita costs are typically changed at least annually. Other material assumptions include rates of participant mortality and rates of increase in medical costs.

Weighted-average assumptions for net periodic cost as of December 31:	2023	2022
Discount rate	5.42%	2.87%
Expected return on plan assets	N/A	N/A
Assumed rate of future compensation increase	N/A	N/A
Health care cost trend: Initial	8.00% / 7.00%	7.50% / 6.50%
Health care cost tread: Ultimate	4.75% / 4.75%	4.75% / 4.75%
Year ultimate reached	2033 / 2032	2032 / 2030

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten (in thousands):

Calendar Year	Future Estimated Benefit Payments
2024	$12
2025	$11
2026	$11
2027	$10
2028	$9
2029-2032	$32

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees. The amount expected to be required in contributions to the plan during 2024 is $12 thousand.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded as of December 31, 2023 and 2022.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2023 and 2022 (in thousands):

Change in projected benefit obligation:	2023	2022
Benefit obligation at beginning of year	$948	$1,173
Service cost	—	—
Interest cost	48	32
Actuarial (gain) loss	37	(148)
Benefits paid	(109)	(109)
Projected benefit obligation at end of year	$924	$948

Changes in plan assets:	2023	2022
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	109	109
Benefits paid	(109)	(109)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(924)	$(948)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2023 and 2022 consist of the following (in thousands):

	2023	2022
Net actuarial loss	$202	$172
Prior service cost	—	—
Total before tax effects	$202	$172

Accumulated benefit obligation at December 31, 2023 and 2022 was $0.9 million and $0.9 million, respectively.

Weighted-average assumption for disclosure as of December 31:	2023	2022
Discount rate	5.07%	5.42%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

The components of net periodic benefit cost for the years ended December 31, 2023 and 2022 are as follows (in thousands):

Net periodic benefit cost	2023	2022
Service cost	$—	$—
Interest cost	48	32
Recognized actuarial loss	7	19
Net periodic postretirement benefit cost	$55	$51

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):	2023	2022
Net actuarial (gain) loss	$37	$(148)
Recognized actuarial loss	(7)	(20)
Total recognized in other comprehensive income (loss) (before tax effect)	$30	$(168)

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$85	$(117)

During 2023, there was a $20 thousand increase in the projected benefit obligation as a result of the decrease in discount rate. Offsetting this was a mortality decrease of $8 thousand, due to the update in the mortality assumption. There was also a $25 thousand increase in PBO due to participant mortality (longevity) experience. There were no other significant sources of gain or loss during 2023.
During 2023, the plan's total unrecognized net loss increased by $30 thousand. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average future life expectancy of all participants. As of January 1, 2024, the average future life expectancy of plan participants was 10.17 years.

Weighted-average assumptions for net periodic cost as of December 31:	2023	2022
Discount rate	5.42%	2.87%
Expected asset return	N/A	N/A
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

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

The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2023 the unrecognized net loss increased 3.2% of the December 31, 2022 projected benefit obligation.

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan (in thousands):

Calendar Year	Future Estimated Benefit Payments
2024	$108
2025	$105
2026	$100
2027	$96
2028	$90
2029-2032	$368

Contributions for an unfunded pension plan are equal to the benefit payments being made during the year. The Corporation expects to contribute $110 thousand to the plan during 2024.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers, which was initiated in 2012. The plan is unfunded as of December 31, 2023 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events. The accrued obligation for the plan as of December 31, 2023 and 2022 was $3.4 million and $2.9 million, respectively. A total of $0.6 million and $0.5 million was expensed during the years ended December 31, 2023 and 2022, respectively. In addition to each participant's account being credited with the annual company contribution, each account will receive a quarterly interest credit that will be calculated based upon the average yield on five year U.S. Treasury Notes.

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
Under the terms of the Corporation's 2021 Equity Incentive Plan (the "2021 Plan"), the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2021 Plan, the Chief Executive Officer and members of the Board of Directors. Awards are based on the performance, responsibility and contributions of the individual and are targeted at an average of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2021 Plan may not exceed 170,000, upon which time a new plan will be filed. Awards under the 2021 Plan may be vested no earlier than the first anniversary of the date on which the award is granted. Shares fully vest on the fifth anniversary of the grant date for employees, and on the first anniversary of the grant date for the Chief Executive Officer and members of the Board of Directors. Compensation expense for shares granted is recognized based on the fair value of the stock at the issue date.
Total compensation expense related to this plan was $1.2 million in both 2023 and 2022. During 2023 and 2022, a total of 34,658 and 33,586 shares, respectively, were re-issued from treasury to fund stock compensation.

A summary of restricted stock activity as of December 31, 2023, and changes during the year ended is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2022	55,402	$44.57
Granted	34,658	$46.96
Vested	(26,750)	$44.60
Forfeited or Cancelled	(326)	$43.73
Nonvested at December 31, 2023	62,984	$45.87

As of December 31, 2023, there was $1.4 million of total unrecognized compensation cost related to nonvested shares granted under the prior Plan and the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 3.32 years. The total fair value of shares vested during the years ended December 31, 2023 and 2022 were $0.6 million and $0.7 million, respectively.

(15)    RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest) or board members, were customers of, and had loans and other transactions with the Corporation. These loans are summarized as follows for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Balance at beginning of year	$28,062	$51,192
New loans or additional advances	77	990
Effect of changes in composition of related parties	(4)	(22,607)
Repayments	(2,077)	(1,513)
Balance at end of year	$26,058	$28,062

Deposits from principal officers, directors, and their affiliates at December 31, 2023 and 2022 were $36.0 million and $28.4 million, respectively.

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July 2029 from a former member of the Corporation's Board of Directors who retired from the Corporation's Board of Directors as of June 7, 2022. Rent and CAM paid to this Board member while serving on the Board totaled $25 thousand for the year ended December 31, 2022.
The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM expense totaling $9 thousand and $8 thousand per month for the years ended December 31, 2023 and 2022, respectively. Rent and CAM paid to this Board member totaled $118 thousand and $102 thousand for the years ended December 2023 and 2022, respectively.
WMG provided trust services to members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners or board members. WMG fee income for the trust services provided totaled $0.6 million for each of the years ended December 31, 2023 and 2022, respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows (in thousands):

	2023		2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$23,809	$78,790	$44,481	$75,028
Unused lines of credit	$3,387	$332,439	$2,887	$326,188
Standby letters of credit	$—	$11,317	$—	$17,211

Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of December 31, 2023, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 5.75% to 8.13% and maturities ranging from seven years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of December 31, 2023, the fixed rate commercial draw commitments have interest rates ranging from 2.79% to 8.17%.
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
In conjunction with the Corporation's adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an allowance for credit losses on unfunded commitments was established as of January 1, 2023. The allowance is based on the same methodology as the allowance for credit losses on loans. As of December 31, 2023, the allowance for credit losses on unfunded commitments was $0.9 million.
The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $11.3 million at December 31, 2023 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2023 was not significant.
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

(17)    PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting) (in thousands):

BALANCE SHEETS - DECEMBER 31	2023	2022
Assets:
Cash and cash equivalents	$6,635	$2,708
Investment in subsidiary - Chemung Canal Trust Company	185,159	157,493
Investment in subsidiary - CFS Group, Inc.	1,418	1,294
Investment in subsidiary - Chemung Risk Management, Inc.[1]	—	2,887
Dividends receivable from subsidiary bank	1,469	1,455
Equity investments, at fair value	204	329
Other assets	1,850	1,728
Total assets	$196,735	$167,894
Liabilities and shareholders' equity:
Dividends payable	$1,469	$1,455
Other liabilities	25	51
Total liabilities	1,494	1,506
Shareholders' equity:
Total shareholders' equity	195,241	166,388
Total liabilities and shareholders' equity	$196,735	$167,894

1 Chemung Risk Management, Inc. was dissolved effective December 6, 2023.

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2023	2022
Dividends from subsidiary bank and non-bank	$7,204	$7,051
Interest and dividend income	11	7
Non-interest income	(125)	10
Non-interest expenses	345	586
Income before impact of subsidiaries' undistributed earnings	6,745	6,482
Equity in undistributed earnings of Chemung Canal Trust Company	18,267	21,638
Equity in undistributed earnings of CFS Group, Inc.	124	220
Distributed earnings of Chemung Risk Management, Inc.[1]	(301)	250
Income before income tax	24,835	28,590
Income tax benefit	(165)	(193)
Net income	$25,000	$28,783

1 Chemung Risk Management, Inc. was dissolved effective December 6, 2023.

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2023	2022
Cash flows from operating activities:
Net Income	$25,000	$28,783
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(18,267)	(21,638)
Equity in undistributed earnings of CFS Group, Inc.	(124)	(220)
Distributed earnings of Chemung Risk Management, Inc.[1]	301	(250)
Change in dividend receivable	(14)	(5)
Change in other assets	(122)	(211)
Change in other liabilities	(1,085)	(733)
Expense related to restricted stock units directors' deferred compensation plan	20	20
Expense to employee restricted stock awards	1,139	795
Net cash provided by operating activities	6,848	6,541
Cash flow from investing activities:
Proceeds from dissolution of Chemung Risk Management, Inc.[1]	2,634	—
Net cash provided by investing activities	2,634	—
Cash flow from financing activities:
Cash dividends paid	(5,840)	(5,797)
Purchase of treasury stock	(316)	(933)
Sale of treasury stock	601	424
Net cash used in financing activities	(5,555)	(6,306)
Increase (decrease) in cash and cash equivalents	3,927	235
Cash and cash equivalents at beginning of year	2,708	2,473
Cash and cash equivalents at end of year	$6,635	$2,708

1 Chemung Risk Management, Inc. was dissolved effective December 6, 2023.

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
Individually Analyzed Loans: At the time a loan is considered for individual analysis, it is valued at the lower of cost or fair value. Individually analyzed loans carried at fair value have been partially charged-off or receive specific allocations as part of the allowance for credit loss accounting treatment. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, typically resulting in a Level 3 fair value classification. These loans are analyzed on a quarterly basis for additional valuation changes and adjusted accordingly.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2023 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury notes and bonds	$55,332	$55,332	$—	$—
Mortgage-backed securities, residential	403,824	—	403,824	—
Obligations of states and political subdivisions	38,686	—	38,686	—
Corporate bonds and notes	20,669	—	13,139	7,530
SBA loan pools	65,482	—	65,482	—
Total available for sale securities	$583,993	$55,332	$521,131	$7,530

Equity Investments	$2,552	$2,552	$—	$—
Derivative assets	$23,942	$—	$23,942	$—

Financial Liabilities:
Derivative liabilities	$23,981	$—	$23,981	$—

		Fair Value Measurement at December 31, 2022 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury notes and bonds	$55,574	$55,574	$—	$—
Mortgage-backed securities, residential	435,131	—	435,131	—
Obligations of states and political subdivisions	38,892	—	38,892	—
Corporate bonds and notes	21,970	—	21,970	—
SBA loan pools	81,022	—	81,022	—
Total available for sale securities	$632,589	$55,574	$577,015	$—

Equity investments	$2,246	$2,246	$—	$—
Derivative assets	$26,706	$—	$26,706	$—

Financial Liabilities:
Derivative liabilities	$26,761	$—	$26,761	$—

There were no transfers between Level 1 and Level 2 during the twelve month periods ending December 31, 2023 and 2022.

The Corporation transfers assets and liabilities between levels within the hierarchy when the methodology to obtain the fair value changes such that there are either more or fewer unobservable inputs as of the end of the reporting period. The Corporation transferred its investment in six corporate sub-debt issuances from Level 2 to Level 3 in the twelve month period ended December 31, 2023. Illiquidity in new issuances of comparable bonds and the size of issuances led to pricing difficulties, and the transfer to Level 3 within the period. The Corporation utilizes a "beginning of reporting period" timing assumption when recognizing transfers between hierarchy levels, consistent with ASC 820-10-50-2.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022.

Corporate Bonds: Level 3 Financial Assets	2023	2022
Balance of recurring Level 3 assets at January 1	$—	$—
Total gains and losses for the period:
Included in other comprehensive income	(1,096)	—
Transfers into Level 3	9,955	—
Transfers out of Level 3	(1,329)	—
Balance of recurring Level 3 assets at December 31	$7,530	$—

December 31, 2023	Fair Value	Valuation Techniques	Unobservable Input	Range [Weighted Average] at
Corporate bonds and notes	$7,530	Discounted cash flow	Market discount rate	12.50% -12.50% [12.50%]

There were two corporate bonds with a fair value of $1.3 million which were transferred out of Level 3 and into Level 2 during the year ended December 31, 2023 based on the availability of observable market data for these investments.

There were no financial assets measured on a recurring basis that were considered to be Level 3 fair value by the Corporation at December 31, 2022. Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023 and 2022 were considered to be immaterial to the presentation of the consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of other financial instruments, at December 31, 2023 and December 31, 2022, are as follows (in thousands):

		Fair Value Measurements at December 31, 2023 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value [1]
Cash and due from financial institutions	$22,247	$22,247	$—	$—	$22,247
Interest-bearing deposits in other financial institutions	14,600	14,600	—	—	14,600
Equity investments	3,046	3,046	—	—	3,046
Securities available for sale	583,993	55,332	521,131	7,530	583,993
Securities held to maturity	785	—	—	785	785
FHLBNY and FRBNY stock	5,498	—	—	—	N/A
Loans, net and loans held for sale	1,972,664	—	—	1,875,390	1,875,390
Derivative assets	23,942	—	23,942	—	23,942

Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,817,162	$1,817,162	$—	$—	$1,817,162
Time deposits	612,265	—	609,863	—	609,863
FHLBNY overnight advances	31,920	—	31,925	—	31,925
Derivative liabilities	23,981	—	23,981	—	23,981

1 Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

		Fair Value Measurements at December 31, 2022 Using
Financial Assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value [1]
Cash and due from financial institutions	$29,309	$29,309	$—	$—	$29,309
Interest-bearing deposits in other financial institutions	26,560	26,560	—	—	26,560
Equity investments	2,830	2,830	—	—	2,830
Securities available for sale	632,589	55,574	577,015	—	632,589
Securities held to maturity	2,424	—	1,450	952	2,402
FHLBNY and FRBNY stock	8,197	—	—	—	N/A
Loans, net and loans held for sale	1,829,448	—	—	1,757,171	1,757,171
Derivative assets	26,706	—	26,706	—	26,706

Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,924,843	$1,924,843	$—	$—	$1,924,843
Time deposits	402,384	—	403,572	—	403,572
FHLBNY overnight advances	95,810	—	—	—	—
Derivative liabilities	26,761	—	26,761	—	26,761

1 Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(19)    REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under Basel III rules, the Bank must hold a capital conservation buffer of 2.5 % above the adequately capitalized risk-based capital ratios. Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of December 31, 2023, the Bank met all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.
As of December 31, 2023, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  During 2024, the Bank could, without prior approval, declare dividends of approximately $59.4 million plus any 2024 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following tables (in thousands):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$262,864	13.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,783	12.76%	$158,438	8.00%	$207,950	10.50%	$198,048	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$239,429	12.08%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	11.58%	$118,829	6.00%	$168,341	8.50%	$158,438	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$239,429	12.08%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	11.58%	$89,122	4.50%	$138,634	7.00%	$128,731	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$239,429	8.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	8.26%	$111,034	4.00%	N/A	N/A	$138,792	5.00%

	Actual		Minimum Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$239,478	12.57%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$230,560	12.10%	$152,414	8.00%	$200,044	10.50%	$190,518	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$219,820	11.54%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	11.07%	$114,311	6.00%	$161,940	8.50%	$152,414	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$219,820	11.54%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	11.07%	$85,733	4.50%	$133,363	7.00%	$123,837	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$219,820	8.23%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$210,901	7.91%	$106,616	4.00%	N/A	N/A	$133,270	5.00%

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2023	$(71,296)	$(3,961)	$(75,257)
Other comprehensive income (loss) before reclassification	8,506	702	9,208
Amounts reclassified from accumulated other comprehensive income (loss)	(10)	46	36
Net current period other comprehensive income (loss)	8,496	748	9,244
Balance at December 31, 2023	$(62,800)	$(3,213)	$(66,013)

Balance at January 1, 2022	$(2,495)	$(4,035)	$(6,530)
Other comprehensive income (loss) before reclassification	(68,801)	47	(68,754)
Amounts reclassified from accumulated other comprehensive income (loss)	—	27	27
Net current period other comprehensive income (loss)	(68,801)	74	(68,727)
Balance at December 31, 2022	$(71,296)	$(3,961)	$(75,257)

The following is the reclassification out of accumulated other comprehensive income (loss) for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022
Unrealized gains and losses on securities available for sale:
Realized gains (losses) on securities available for sale	$(14)	$—	Net gains (losses) on securities transactions
Tax effect	4	—	Income tax expense
Net of tax	(10)	—

Amortization of defined pension plan and other benefit plan items:
Actuarial losses (a)	63	38	Other components of net periodic pension and postretirement benefits
Tax effect	(16)	(11)	Income tax expense
Net of tax	47	27
Total reclassification for the period, net of tax	$37	$27

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

Year ended December 31, 2023	Core Banking	WMG	Holding Company, CFS and CRM[1]	Consolidated Totals
Interest and dividend income	$112,947	$—	$127	$113,074
Interest expense	38,617	—	—	38,617
Net interest income	74,330	—	127	74,457
Provision for credit losses	3,262	—	—	3,262
Net interest income after provision for credit losses	71,068	—	127	71,195
Non-interest income	13,150	10,460	939	24,549
Legal settlements	—	—	—	—
Non-interest expenses	55,982	7,061	1,200	64,243
Income (loss) before income tax expense	28,236	3,399	(134)	31,501
Income tax expense (benefit)	5,869	730	(98)	6,501
Segment net income (loss)	$22,367	$2,669	$(36)	$25,000

Segment assets	$2,706,373	$2,627	$1,529	$2,710,529
1 Chemung Risk Management, Inc. (CRM) was dissolved December 6, 2023.

Year ended December 31, 2022	Core Banking	WMG	Holding Company, CFS and CRM		Consolidated Totals
Interest and dividend income	$81,425	$—	$50		$81,475
Interest expense	7,296	—	—		7,296
Net interest income	74,129	—	50		74,179
Provision for loan losses	(554)	—	—		(554)
Net interest income after provision for loan losses	74,683	—	50		74,733
Non-interest income	10,225	10,280	931		21,436
Legal settlements	—	—	—	0	—
Non-interest expenses	51,301	6,582	1,397		59,280
Income (loss) before income tax expense	33,607	3,698	(416)		36,889
Income tax expense (benefit)	7,361	851	(106)		8,106
Segment net income (loss)	$26,246	$2,847	$(310)		$28,783

Segment assets	$2,635,043	$2,559	$7,951		$2,645,553

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 13, 2024	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 13, 2024	By: /s/ Dale M. McKim, III
Dale M. McKim, III Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raimundo C. Archibold, Jr.	Director	March 13, 2024
Raimundo C. Archibold, Jr.

/s/ Ronald M. Bentley	Director	March 13, 2024
Ronald M. Bentley

/s/ David M. Buicko	Director	March 13, 2024
David M. Buicko

/s/ David J. Dalrymple	Director and Chairman of the Board of Directors	March 13, 2024
David J. Dalrymple

/s/ Robert H. Dalrymple	Director	March 13, 2024
Robert H. Dalrymple

/s/ Richard E. Forrestel, Jr.	Director	March 13, 2024
Richard E. Forrestel, Jr.

/s/ Denise V. Gonick	Director	March 13, 2024
Denise V. Gonick

/s/ Stephen M. Lounsberry, III	Director	March 13, 2024
Stephen M. Lounsberry, III

/s/ Joseph F. Meade, IV	Director	March 13, 2024
Joseph F. Meade, IV

/s/ Jeffrey B. Streeter	Director	March 13, 2024
Jeffrey B. Streeter
(Signatures, continued)
F-59

Signature	Title	Date

/s/ G. Thomas Tranter, Jr.	Director	March 13, 2024
G. Thomas Tranter, Jr.

/s/ Thomas R. Tyrrell	Director	March 13, 2024
Thomas R. Tyrrell

/s/ Anders M. Tomson	Chief Executive Officer and President	March 13, 2024
Anders M. Tomson

/s/ Dale M. McKim, III	Chief Financial Officer and Treasurer	March 13, 2024
Dale M. McKim, III
F-60

EXHIBIT INDEX

Exhibit	The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
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

10.4	Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Peter K. Cosgrove, Executive Vice President and Chief Credit Officer, filed herewith.*
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

10.7	Chemung Financial Corporation 2021 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 8, 2021 and incorporated herein by reference).
10.8
Consent Order between Chemung Canal Trust Company and the New York State Department of Financial Services dated June 24, 2021 (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 29, 2021 and incorporated herein by reference).

10.9
Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-8 (333-257227) filed with the Commission on June 21, 2021 and incorporated herein by reference).

10.10
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

10.13
Chemung Canal Trust Company Defined Contribution Supplemental Executive Retirement Plan-Amendment Number One, as amended on November 16, 2022 (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on November 21, 2022 and incorporated herein by reference).

10.14
Change of Control Agreement dated June 2, 2023 between Chemung Canal Trust Company and Dale M. McKim, III, Executive Vice President, Chief Financial Officer and Treasurer, (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 2, 2023 and incorporated herein by reference).

10.15
Post-Employment Consulting Agreement between Chemung Canal Trust Company and Karl F. Krebs, former Executive Vice President, Chief Financial Officer and Treasurer, (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 29, 2023 and incorporated herein by reference).

21	Subsidiaries of the Registrant.*
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
97	Policy Relating to Recovery of Erroneously Awarded Compensation, filed herewith.*
101.INS	Instance Document
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*
*	Filed herewith.