Form 10-Q
period 2024-03-31
CHEMUNG FINANCIAL CORP
filed 2024-05-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 3, 2024, there were 4,752,375 shares of Common Stock, $0.01 par value, outstanding.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS

To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Abbreviations

ACL	Allowance for Credit Losses
AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank Owned Life Insurance
BTFP	Bank Term Funding Program
CAM	Common Area Maintenance Charges
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CECL	Current expected credit loss
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
CRM	Chemung Risk Management, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank of New York
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
IFRS	International Financial Reporting Standards
LGD	Loss given default
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
OPEB	Other postemployment benefits
OREO	Other real estate owned

PD	Probability of default
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Tax Act	Tax Cuts and Jobs Act of 2017
WMG	Wealth Management Group

Terms

Allowance for Credit Losses	Replaces the Allowance for Loan and Lease Losses as the contra asset account used to represent the lifetime amount the Corporation anticipates will be unrecoverable from its assets. The ACL conforms to the CECL requirements as outlined in ASU 2016-13, and was implemented by the Corporation on January 1, 2023.
Allowance for credit losses to total loans	Represents period-end allowance for credit losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel I	A set of international banking regulations, which set out the minimum capital requirements of financial institutions with the goal of minimizing credit risk. The primary focus was on credit risk by creating a bank asset classification system.
Basel III
A comprehensive set of reform measures designed to improve the regulation, supervision, and risk management within the banking sector. The reforms require banks to maintain proper leverage ratios and meet certain capital requirements.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
CAM	Expenses associated with shared-space maintenance of leased premises.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany, Saratoga, and Schenectady.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Employee Retention Tax Credit	The Employee Retention Tax Credit is a refundable payroll tax credit available to eligible employers as defined by the CARES Act of 2020, and amended by the Consolidated Appropriations Act of 2021 and American Rescue Plan Act of 2021.

Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprises	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.
RWA	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.

Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from financial institutions	$22,984	$22,247
Interest-earning deposits in other financial institutions	71,878	14,600
Total cash and cash equivalents	94,862	36,847

Equity investments, at estimated fair value	3,093	3,046
Securities available for sale, at estimated fair value (amortized cost of $656,640, at March 31, 2024 and $669,092 at December 31, 2023, net of allowance for credit losses on securities of $0 at March 31, 2024 and December 31, 2023, respectively)	566,028	583,993
Securities held to maturity, (estimated fair value of $785 at March 31, 2024 and December 31, 2023, respectively, net of allowance for credit losses of $0 at March 31, 2024 and December 31, 2023, respectively)	785	785
FHLBNY and FRBNY Stock, at cost	4,071	5,498

Loans, net of deferred loan fees	2,003,610	1,972,664
Allowance for credit losses	(20,471)	(22,517)
Loans, net	1,983,139	1,950,147

Loans held for sale	96	—
Premises and equipment, net	14,183	14,571
Operating lease right-of-use assets	6,018	5,648
Goodwill	21,824	21,824
Bank-owned life insurance	2,923	2,914
Interest rate swap assets	25,806	23,942
Accrued interest receivable and other assets	62,062	61,314

Total assets	$2,784,890	$2,710,529

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$656,330	$653,166
Interest-bearing	1,824,442	1,776,261
Total deposits	2,480,772	2,429,427

FHLBNY overnight advances	—	31,920
FRB term advance	50,000	—
Long term finance lease obligation	2,979	3,050
Operating lease liabilities	6,197	5,827
Dividends payable	1,473	1,469
Interest rate swap liabilities	25,811	23,981
Accrued interest payable and other liabilities	20,530	19,614
Total liabilities	2,587,762	2,515,288

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2024 and December 31, 2023	53	53
Additional paid-in capital	47,794	47,773
Retained earnings	235,506	229,930
Treasury stock, at cost; 559,226 shares at March 31, 2024 and 572,663 shares at December 31, 2023	(16,147)	(16,502)
Accumulated other comprehensive loss	(70,078)	(66,013)
Total shareholders' equity	197,128	195,241

Total liabilities and shareholders' equity	$2,784,890	$2,710,529

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Interest and dividend income:
Loans, including fees	$27,198	$22,289
Taxable securities	3,557	3,583
Tax exempt securities	258	261
Interest-earning deposits	206	97
Total interest and dividend income	31,219	26,230
Interest expense:
Deposits	12,145	5,387
Borrowed funds	985	896
Total interest expense	13,130	6,283
Net interest income	18,089	19,947
Provision (credit) for credit losses	(2,040)	277
Net interest income after provision for credit losses	20,129	19,670

Non-interest income:
WMG fee income	2,703	2,580
Service charges on deposit accounts	949	941
Interchange revenue from debit card transactions	1,063	1,133
Changes in fair value of equity investments	101	72
Net gains (losses) on sales of loans held for sale	32	5
Income from bank-owned life insurance	9	10
Other	800	682
Total non-interest income	5,657	5,423

Non-interest expenses:
Salaries and wages	7,016	6,783
Pension and other employee benefits	2,082	1,680
Other components of net periodic pension and postretirement benefits	(232)	(174)
Net occupancy	1,493	1,465
Furniture and equipment	398	418
Data processing	2,573	2,381
Professional services	559	440
Marketing and advertising	345	332
Other real estate owned	49	38
FDIC insurance	577	497
Loan expense	255	232
Other	1,583	1,744
Total non-interest expenses	16,698	15,836
Income before income tax expense	9,088	9,257
Income tax expense	2,038	1,987
Net income	$7,050	$7,270

Weighted average shares outstanding	4,764	4,721
Basic and diluted earnings per share	$1.48	$1.54
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$7,050	$7,270
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(5,513)	7,825
Tax effect	(1,443)	2,050
Net of tax amount	(4,070)	5,775

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of net actuarial loss	7	12
Total before tax effect	7	12
Tax effect	2	3
Net of tax amount	5	9

Total other comprehensive income (loss)	(4,065)	5,784

Comprehensive income	$2,985	$13,054
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2023	$53	$47,331	$211,859	$(17,598)	$(75,257)	$166,388
Cumulative effect of accounting change (b)	—	—	(1,076)	—	—	(1,076)
Balances at January 1, 2023, as adjusted	53	47,331	210,783	(17,598)	(75,257)	165,312

Net income	—	—	7,270	—	—	7,270
Other comprehensive loss	—	—	—	—	5,784	5,784
Restricted stock awards	—	263	—	—	—	263
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Distribution of 4,577 shares of treasury stock grants for employee restricted stock awards	—	(131)	—	131	—	—
Cash dividends declared ($0.31 per share)	—	—	(1,460)	—	—	(1,460)
Distribution of 8,492 shares of treasury stock for directors' compensation	—	(147)	—	243	—	96
Repurchase of 2,148 shares of common stock	—	—	—	(98)	—	(98)
Sale of 3,554 shares of treasury stock (a)	—	66	—	103	—	169
Balances at March 31, 2023	$53	$47,387	$216,593	$(17,219)	$(69,473)	$177,341

Balances at January 1, 2024	$53	$47,773	$229,930	$(16,502)	$(66,013)	$195,241

Net income	—	—	7,050	—	—	7,050
Other comprehensive loss	—	—	—	—	(4,065)	(4,065)
Restricted stock awards	—	308	—	—	—	308
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Distribution of 4,573 shares of treasury stock grants for employee restricted stock awards	—	(132)	—	132	—	—
Cash dividends declared ($0.31 per share)	—	—	(1,474)	—	—	(1,474)
Distribution of 7,515 shares of treasury stock for directors' compensation	—	(217)	—	217	—	—
Repurchase of 1,707 shares of common stock	—	—	—	(82)	—	(82)
Sale of 3,056 shares of treasury stock (a)	—	57	—	88	—	145
Balances at March 31, 2024	$53	$47,794	$235,506	$(16,147)	$(70,078)	$197,128
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Implementation of ASC 326.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2024	2023
Net income	$7,050	$7,270
Adjustments to reconcile net income to net cash provided by operating activities:
(Increases in) Amortization of right-of-use assets	(370)	199
Provision (credit) for credit losses	(2,040)	277
(Gains) on disposal of fixed assets	(27)	—
Depreciation and amortization of fixed assets	465	533
Amortization of premiums on securities, net	510	656
Gain on sales of loans held for sale, net	(32)	(5)
Proceeds from sales of loans held for sale	1,677	210
Loans originated and held for sale	(1,741)	(205)
Net change in fair value of equity investments	(101)	(72)
Proceeds from sales of trading assets	89	—
Purchase of equity investments	(35)	(47)
Decrease (Increase) in other assets and accrued interest receivable	926	(132)
Increase in accrued interest payable	1,920	636
Expense related to restricted stock units for directors' deferred compensation plan	5	5
Expense related to employee restricted stock awards	308	394
Increases in (payments on) operating lease liabilities	370	(193)
Net (gain) loss on interest rate swaps	(34)	11
(Decrease) increase in other liabilities	(997)	1,159
Income from bank owned life insurance	(9)	(10)
Net cash provided by operating activities	7,934	10,686
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	11,942	15,901
Proceeds from maturities and principal collected on securities held to maturity	—	492
Purchases of securities available for sale	—	(2,199)
Purchase of FHLBNY and FRBNY stock	(10,894)	(16,853)
Redemption of FHLBNY and FRBNY stock	12,321	17,137
Proceeds from sales of fixed assets	31	—
Purchases of premises and equipment	(81)	(287)
Net increase in loans	(31,185)	(44,114)
Net cash used in investing activities	(17,866)	(29,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest-bearing demand, savings, and insured money market deposits	34,250	(44,507)
Net increase in time deposits	17,095	49,709
Net change in FHLB overnight advances	(31,920)	(5,740)
Payments made on finance leases	(71)	(69)
Proceeds from FRB advances	50,000	—
Purchase of treasury stock	(82)	(98)
Sale of treasury stock	145	169
Cash dividends paid	(1,470)	(1,455)
Net cash provided by (used in) financing activities	67,947	(1,991)
Net increase (decrease) in cash and cash equivalents	58,015	(21,228)
Cash and cash equivalents, beginning of period	36,847	55,869
Cash and cash equivalents, end of period	$94,862	$34,641
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2024	2023
Cash paid for:
Interest	$11,210	$5,647
Income taxes	459	431

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	233	—
Dividends declared, not yet paid	1,473	1,460
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Corporation, through its wholly-owned subsidiaries, the Bank and CFS, provides a wide range of banking, financing, fiduciary, and other financial services to its clients.  The Corporation and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The unaudited consolidated financial statements should be read in conjunction with the Corporation's 2023 Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Reclassifications
Amounts in the prior year financial statements are reclassified whenever necessary to conform to the current year's presentation.

Recent Accounting Pronouncements
In March 2024, the U.S. Securities and Exchange Commission ("SEC") issued SEC Release No. 33-11275, adopting its final rule“The Enhancement and Standardization of Climate-Related Disclosures for Investors.” This rule will require registrants to disclose limited climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the implementation of its final rule, pending judicial review. As a smaller reporting company, these disclosure requirements, once issued in the final rule, would apply to the Corporation's filings for the fiscal year beginning January 1, 2027.

Accounting Standards Pending Adoption
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, which modifies the disclosure or presentation requirements of a variety of Topics in the Accounting Standards Codification, in response to SEC Release No. 33-10532, Disclosure Update and Simplifications, issued on August 17, 2018. The SEC identified several disclosure requirements that overlap with U.S. GAAP, but require incremental information to comply with disclosure standards in Regulations S-X and Regulation S-K. ASU 2023-06 codifies specific amendments to align the codification with SEC regulations. The effective date for each amendment is that date on which each disclosure requirement is removed from Regulation S-K or Regulation S-X. The Corporation anticipates that certain amendments will pertain to the Corporation's financial disclosures or presentation, but cannot determine with certainty which amendments are applicable until removal from Regulation S-K or Regulation S-X.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, enhancing disclosure requirements for reportable segments, focusing on significant segment expenses, the identification of a segment's chief decision making officer, and the metrics used by the chief decision making officer in evaluating segment-level operating performance. The ASU is effective for fiscal years beginning after December 15, 2023. The Corporation will begin providing enhanced segment reporting disclosures in accordance with ASU 2023-07 for the fiscal year ending December 31, 2024, and for interim periods thereafter.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require public business entities to disclose annually a tabular rate reconciliation, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% percent of the product of multiplying income from continuing operations by the applicable statutory income tax rate. The ASU is effective for all public business entities for annual periods beginning after December 31, 2024.

Use of Analogous Accounting Standards
Under U.S. GAAP, there is no specific guidance related to government assistance received by a for-profit entity that is not in the form of a loan, income tax credit, or revenue from a contract with a customer. Therefore, the Corporation must rely upon analogous accounting standards to determine appropriate treatment when such circumstances arise. During 2023, the Corporation accounted for the recognition of the Employee Retention Tax Credit (ERTC) using ASC 958-605, Revenue Recognition for Not-for-Profit entities. ASC 958-10-15-1 specifies that certain Subtopics within ASC 958-605 also apply to business entities.
The Corporation considers the recognition of the ERTC to be analogous to the stipulations for "conditional contributions" under ASC 958-605-20. Conditional contributions have at least one barrier needing to be overcome before the recipient is entitled to the assets transferred or promised; there must be a right-of-return to the contributor; and barriers to the condition should be measurable. The Corporation recognized the gross amount of the ERTC through non-interest income during the period in which the barrier was overcome, identified as the period during which amended tax returns were filed. The Corporation incurred and recognized additional income tax expense during 2023 in relation to its amended tax returns.

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

Earnings per share were computed by dividing net income by 4,764 and 4,721 weighted average shares outstanding for the three month periods ended March 31, 2024 and 2023, respectively. There were no common stock equivalents during the three month periods ended March 31, 2024 or 2023.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$59,828	$—	$4,666	$—	$55,162
Mortgage-backed securities, residential	467,125	7	77,425	—	389,707
Obligations of states and political subdivisions	39,415	—	1,270	—	38,145
Corporate bonds and notes	25,750	—	4,818	—	20,932
SBA loan pools	64,522	57	2,497	—	62,082
Total	$656,640	$64	$90,676	$—	$566,028

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$59,812	$—	$4,480	$—	$55,332
Mortgage-backed securities, residential	476,240	6	72,422	—	403,824
Obligations of states and political subdivisions	39,503	—	817	—	38,686
Corporate bonds and notes	25,750	—	5,081	—	20,669
SBA loan pools	67,787	75	2,380	—	65,482
Total	$669,092	$81	$85,180	$—	$583,993

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	March 31, 2024
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Obligations of states and political subdivisions	$785	$—	$—	$785	$—

	December 31, 2023
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Obligations of states and political subdivisions	$785	$—	$—	$785	$—

The amortized cost and estimated fair value of debt securities are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	March 31, 2024
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$8,499	$8,297	$—	$—
After one, but within five years	97,948	90,687	145	145
After five, but within ten years	18,076	14,838	640	640
After ten years	470	417	—	—
	124,993	114,239	785	785
Mortgage-backed securities, residential	467,125	389,707	—	—
Collateralized mortgage obligations	—	—	—	—
SBA loan pools	64,522	62,082	—	—
Total	$656,640	$566,028	$785	$785

There were no proceeds from sales and calls of securities resulting in gains or losses for the three month periods ended March 31, 2024 and 2023.

The following tables summarize the investment securities available for sale with unrealized losses at March 31, 2024 and December 31, 2023 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$—	$—	$55,162	$4,666	$55,162	$4,666
Mortgage-backed securities, residential	—	—	388,878	77,425	388,878	77,425
Obligations of states and political subdivisions	1,154	24	36,991	1,246	38,145	1,270
Corporate bonds and notes	—	—	20,932	4,818	20,932	4,818
SBA loan pools	1,067	2	54,894	2,495	55,961	2,497
Total temporarily impaired securities	$2,221	$26	$556,857	$90,650	$559,078	$90,676

	Less than 12 months		12 months or longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$—	$—	$55,332	$4,480	$55,332	$4,480
Mortgage-backed securities, residential	—	—	402,986	72,422	402,986	72,422
Obligations of states and political subdivisions	17,891	241	20,686	576	38,577	817
Corporate bonds and notes	7,492	2,508	13,177	2,573	20,669	5,081
SBA loan pools	3,914	13	54,468	2,367	58,382	2,380
Total temporarily impaired securities	$29,297	$2,762	$546,649	$82,418	$575,946	$85,180

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying material unrealized losses as of March 31, 2024.

Obligations of U.S. Governmental agencies and sponsored enterprises:
As of March 31, 2024, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Declines in fair value are attributable to changes in interest rates and illiquidity, not credit quality. The Corporation does not have the intent, and it is not likely to be required to, sell these securities prior to their anticipated recovery. Because the Corporation considers these obligations to carry zero loss estimates, no allowance for credit losses has been recorded as of March 31, 2024.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviewed the collectability of these securities, taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. Therefore, the Corporation considers the potential credit risk of these issuers to be immaterial, and has not recorded an allowance for credit losses on its corporate bonds and notes portfolio as of March 31, 2024.

Equity Method Investments
The Corporation holds a non-qualified deferred compensation plan to allow a select group of management and employees the opportunity to defer all or a portion of their annual compensation, and treats assets held under this plan as equity method investments. As of March 31, 2024 and December 31, 2023, the fair value of investments held in relation to the deferred compensation plan was $2.5 million and $2.4 million, respectively. The Corporation also held $0.6 million of marketable securities as equity method investments as of March 31, 2024 and December 31, 2023.

NOTE 4        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Commercial and agricultural:
Commercial and industrial	$279,414	$264,140
Agricultural	221	256
Commercial mortgages:
Construction	141,604	138,887
Commercial mortgages, other	1,004,198	984,038
Residential mortgages	277,246	277,992
Consumer loans:
Home equity lines and loans	87,608	87,056
Indirect consumer loans	204,081	210,423
Direct consumer loans	9,238	9,872
Total loans, net of deferred loan fees and costs	2,003,610	1,972,664
Allowance for credit losses	(20,471)	(22,517)
Loans, net	$1,983,139	$1,950,147

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

Accrued interest receivable on loans totaled $8.1 million as of March 31, 2024 and $7.8 million as of December 31, 2023. Accrued interest receivable on loans is included in the Accrued interest receivable and other assets line item on the Corporation's Consolidated Balance Sheets, and is excluded from the amortized cost basis of loans and estimate of the allowance for credit losses, as presented in this Note.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three month periods ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended March 31, 2024
Allowance for credit losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2024	$5,055	$12,026	$2,194	$3,242	$22,517
Charge-offs	—	—	(16)	(351)	(367)
Recoveries	37	1	22	125	185
Net recoveries (charge-offs)	37	1	6	(226)	(182)
Provision (credit) (1)	(576)	(1,660)	(138)	510	(1,864)
Ending balance, March 31, 2024	$4,516	$10,367	$2,062	$3,526	$20,471
(1)Additional provision related to off-balance sheet exposure was a credit of $176 thousand for the three months ended March 31, 2024.
The Corporation performs an annual update to the loss drivers used in modeling its estimate of the allowance for credit losses. Annual updates for the model in 2024 were completed during the three month period ended March 31, 2024.

	Three Months Ended March 31, 2023
Allowance for credit losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2023	$3,373	$11,576	$1,845	$2,865	$19,659
Cumulative effect adjustment for the adoption of ASC 326	909	(695)	(16)	176	374
Beginning balance after cumulative effect adjustment	4,282	10,881	1,829	3,041	20,033
Charge-offs	(190)	—	—	(193)	(383)
Recoveries	6	—	—	108	114
Net recoveries (charge-offs)	(184)	—	—	(85)	(269)
Provision (credit) (1)	(45)	102	63	191	311
Ending balance, March 31, 2023	$4,053	$10,983	$1,892	$3,147	$20,075
(1)Additional provision related to off-balance sheet exposure was a credit of $34 thousand for the three months ended March 31, 2023.

Unfunded Commitments
The allowance for credit losses on unfunded commitments is recognized as a liability, and included in the Accrued interest payable and other liabilities line item on the Corporation's Consolidated Balance Sheets, with adjustments to the allowance recognized in the Provision for credit losses on the Consolidated Statements of Income. The Corporation established an allowance for credit losses on unfunded commitments in conjunction with its adoption of ASC 326-Financial Instruments-Credit Losses.
The following table presents the activity in the allowance for credit losses on unfunded commitments for the three month periods ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended
Allowance for credit losses on unfunded commitments	March 31, 2024	March 31, 2023
Beginning balance	$919	$—
Impact of ASC 326 adoption	—	1,082
Provision (credit) for credit losses on unfunded commitments	(176)	(34)
Ending balance	$743	$1,048

The following table presents the provision for credit losses on loans and unfunded commitments for the three month periods ended March 31, 2024 and March 31, 2023 (in thousands):

	For the Three Months Ended
Provision (credit) for credit losses	March 31, 2024	March 31, 2023
Provision (credit) for credit losses on loans	$(1,864)	$311
Provision (credit) for credit losses on unfunded commitments	(176)	(34)
Total provision (credit) for credit losses	$(2,040)	$277

The following tables present the balance in the allowance for credit losses by portfolio segment, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
Allowance for credit losses	Commercial and	Commercial	Residential	Consumer
Ending allowance balance attributable to loans:	Agricultural	Mortgages	Mortgages	Loans	Total
Individually analyzed	$1,663	$24	$—	$—	$1,687
Collectively analyzed	2,853	10,343	2,062	3,526	18,784
Total ending allowance balance	$4,516	$10,367	$2,062	$3,526	$20,471

	December 31, 2023
Allowance for credit losses	Commercial and	Commercial	Residential	Consumer
Ending allowance balance attributable to loans:	Agricultural	Mortgages	Mortgages	Loans	Total
Individually analyzed	$1,928	$27	$—	$—	$1,955
Collectively analyzed	3,127	11,999	2,194	3,242	20,562
Total ending allowance balance	$5,055	$12,026	$2,194	$3,242	$22,517

The following tables present the amortized cost basis of loans by portfolio segment, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
Amortized cost basis of loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$1,746	$3,965	$—	$—	$5,711
Collectively analyzed	277,889	1,141,837	277,246	300,927	1,997,899
Total ending loans balance	$279,635	$1,145,802	$277,246	$300,927	$2,003,610

	December 31, 2023
Amortized cost basis of loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$2,067	$5,968	$—	$—	$8,035
Collectively analyzed	262,329	1,116,957	277,992	307,351	1,964,629
Total ending loans balance	$264,396	$1,122,925	$277,992	$307,351	$1,972,664

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

There were no loan modifications to borrowers experiencing financial difficulty, as considered under the requirements of ASU 2022-02, made during the three month period ended March 31, 2024.

The following tables summarize the amortized cost basis of loans modified during the three month period ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial mortgages:
Commercial mortgages, other	$—	$—	$277	$—	$—	$277	0.03%
(1) Represents the amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three month period ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Commercial mortgages:
Commercial mortgages, other	$—	—%	60 months	0

The Corporation had no outstanding commitments to lend additional amounts to borrowers for which modifications subject to ASU 2022-02 were made during the three months ended March 31, 2024 and the year-ended December 31, 2023.

During the three month period ended March 31, 2024, the Corporation had one loan, a commercial and industrial loan which was given a six month term extension during the three month period ended September 30, 2023, which experienced a payment default within twelve months of modification. There were no loans that defaulted during the three month period ended March 31, 2023 for which modifications were made subsequent to the adoption of ASU 2022-02 on January 1, 2023.

The Corporation monitors the performance of loans that have previously been modified under the guidance of ASU 2022-02 in order to gauge the effectiveness of modifications, and to determine the degree to which borrowers continue to demonstrate financial weakness following modification. The following tables present the performance of such loans that have been modified in the twelve month period preceding March 31, 2024 and the three month period preceding March 31, 2023 (in thousands):

	Twelve Months Ended March 31, 2024
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$—	$—	$675	$129	$804
Consumer loans:
Home equity lines and loans	—	—	—	116	116
Total	$—	$—	$675	$245	$920

During the three months ended March 31, 2024, a commercial mortgage that was was granted a payment delay during the three months ended June 30, 2023 executed an early payoff. The amortized basis of the loan prior to the payoff was $1.9 million.

	Three Months Ended March 31, 2023 (1)
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial mortgages, other	$—	$—	$—	$277	$277
(1) Represents loans which were modified during the three month period subsequent to the adoption of ASU 2022-02 on January 1, 2023.

Collateral Dependent Individually Analyzed Loans
As of March 31, 2024, the amortized cost basis of individually analyzed loans totaled $5.7 million, of which $4.2 million were considered collateral dependent. As of December 31, 2023 the amortized basis of individually analyzed loans totaled $8.0 million, of which $6.3 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.
Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage. The Corporation closely monitors trends in real estate values throughout its market area to determine whether collateral values, after appropriate discounting, are likely to be sufficient to extinguish existing borrower indebtedness.
The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost Basis	Related Allowance	Amortized Cost Basis	Related Allowance
Commercial and agricultural:
Commercial and industrial (3)	$282	$200	$353	$214
Agricultural (3)	2	1	26	26
Commercial mortgages:
Construction (1)	2,207	—	2,209	—
Commercial mortgages, other (1) (2) (3)	1,757	24	3,759	27
Total	$4,248	$225	$6,347	$267
(1) Secured by commercial real estate
(2) Secured by residential real estate
(3) Secured by business assets

The following tables present the average amortized cost basis and interest income recognized on loans individually analyzed, by class of loans, for the three month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
With no related allowance recorded:	Average Amortized Cost Basis	Interest Income Recognized (1)	Average Amortized Cost Basis	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$49	$1	$729	$—
Agricultural	—	—	—	—
Commercial mortgages:
Construction	2,208	—	—	—
Commercial mortgages, other	2,733	—	4,053	7
Residential mortgages	—	—	715	9
Consumer loans:
Home equity lines & loans	—	—	254	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,844	3	1,049	2
Agricultural	14	—	—	—
Commercial mortgages:
Commercial mortgages, other	25	—	36	—
Total	$6,873	$4	$6,836	$18

(1) Cash basis interest income approximates interest income recognized.

The following table presents the amortized cost basis in nonaccrual loans without an associated allocation in the allowance for credit losses, total nonaccrual loans, and loans past due greater than 90 days and still accruing, by class of loan as of March 31, 2024 and December 31, 2023 (in thousands):

	Nonaccrual with No Allowance for Credit Losses		Nonaccrual		Loans Past Due 90 Days or More and Still Accruing
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Commercial and agricultural:
Commercial and industrial	$23	$76	$1,615	$1,904	$8	$10
Agricultural	—	—	2	26	—	—
Commercial mortgages:
Construction	2,207	2,209	2,207	2,209	—	—
Commercial mortgages, other	1,734	3,732	1,758	3,760	—	—
Residential mortgages	1,118	1,315	1,118	1,315	—	—
Consumer loans:
Home equity lines and loans	496	508	496	508	—	—
Indirect consumer loans	631	687	631	687	—	—
Direct consumer loans	8	2	8	2	—	—
Total	$6,217	$8,529	$7,835	$10,411	$8	$10

The following tables present the aging of the amortized cost basis of loans as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$181	$238	$683	$1,102	$278,312	$279,414
Agricultural	—	—	—	—	221	221
Commercial mortgages:
Construction	—	—	2,207	2,207	139,397	141,604
Commercial mortgages, other	1,012	2,238	175	3,425	1,000,773	1,004,198
Residential mortgages	1,529	594	589	2,712	274,534	277,246
Consumer loans:
Home equity lines and loans	612	100	282	994	86,614	87,608
Indirect consumer loans	1,063	379	379	1,821	202,260	204,081
Direct consumer loans	18	20	6	44	9,194	9,238
Total	$4,415	$3,569	$4,321	$12,305	$1,991,305	$2,003,610

	December 31, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,196	$31	$10	$1,237	$262,903	$264,140
Agricultural	—	—	—	—	256	256
Commercial mortgages:
Construction	2,164	—	2,207	4,371	134,516	138,887
Commercial mortgages, other	1,022	103	261	1,386	982,652	984,038
Residential mortgages	2,244	201	585	3,030	274,962	277,992
Consumer loans:
Home equity lines and loans	461	87	366	914	86,142	87,056
Indirect consumer loans	2,473	501	426	3,400	207,023	210,423
Direct consumer loans	2	20	—	22	9,850	9,872
Total	$9,562	$943	$3,855	$14,360	$1,958,304	$1,972,664

Credit Quality Indicators

The Corporation establishes a risk rating at origination for all commercial loans. The primary factors considered in assigning risk ratings include, but are not limited to: historic and future debt service coverage, collateral position, operating performance, liquidity, leverage, payment history, management ability, and the customer’s industry. Commercial relationship managers monitor all loans in their respective portfolios for any changes in the borrower’s ability to service its debt and affirm the risk ratings for the loans at least annually.

For retail loans, which include residential mortgages, indirect and direct consumer loans, and home equity lines and loans, once a loan is properly approved and closed, the Corporation evaluates credit quality based upon loan repayment. Retail loans that have been modified subject to ASU 2022-02, but are otherwise performing, are assigned a risk rating of Special Mention, as defined below. Retail loans are not rated until they become 90 days past due, or are modified under ASU 2022-02.

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

Based on the analyses performed as of March 31, 2024, the risk category of the amortized cost basis of loans by class and vintage, as well as gross charge-offs by class and vintage for the period, were as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Commercial & industrial
Pass	$10,885	$39,011	$34,108	$21,370	$12,349	$39,698	$92,497	$1,643	$251,561
Special mention	—	—	9,159	—	4,060	4,586	7,223	453	25,481
Substandard	—	89	221	788	83	205	—	176	1,562
Doubtful	24	—	—	—	—	764	22	—	810
Total	10,909	39,100	43,488	22,158	16,492	45,253	99,742	2,272	279,414
Gross charge-offs	—	—	—	—	—	—	—	—	—
Agricultural
Pass	—	—	14	143	—	—	62	—	219
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2	—	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	2	14	143	—	—	62	—	221
Gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	1,076	48,500	77,995	9,686	—	1,658	482	—	139,397
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,207	—	—	2,207
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,076	48,500	77,995	9,686	—	3,865	482	—	141,604
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial mortgages
Pass	13,784	117,235	258,049	171,090	111,407	296,080	5,127	742	973,514
Special mention	—	—	2,522	8,092	2,590	8,082	2,001	—	23,287
Substandard	—	2,412	1,081	339	1,012	2,432	97	—	7,373
Doubtful	—	—	—	—	—	24	—	—	24
Total	13,784	119,647	261,652	179,521	115,009	306,618	7,225	742	1,004,198
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential mortgages
Not rated	4,014	20,000	57,204	59,311	70,050	65,549	—	—	276,128
Substandard	—	—	75	342	247	454	—	—	1,118
Total	4,014	20,000	57,279	59,653	70,297	66,003	—	—	277,246
Gross charge-offs	—	—	—	—	—	16	—	—	16
Home equity lines and loans
Not rated	3,298	12,904	15,846	5,577	3,009	12,494	32,773	1,095	86,996
Special mention	—	—	116	—	—	—	—	—	116
Substandard	—	—	76	—	—	291	86	43	496
Total	3,298	12,904	16,038	5,577	3,009	12,785	32,859	1,138	87,608
Gross charge-offs	—	—	—	—	—	11	—	—	11
Indirect consumer
Not rated	11,861	67,401	90,413	20,411	7,652	5,712	—	—	203,450
Substandard	—	139	208	141	49	94	—	—	631
Total	11,861	67,540	90,621	20,552	7,701	5,806	—	—	204,081
Gross charge-offs	—	104	127	29	24	54	—	—	338
Direct consumer
Not rated	700	2,622	2,391	607	174	332	2,401	3	9,230
Substandard	—	—	—	5	2	—	1	—	8
Total	700	2,622	2,391	612	176	332	2,402	3	9,238
Gross charge-offs	—	—	—	—	—	—	2	—	2

Total loans	$45,642	$310,315	$549,478	$297,902	$212,684	$440,662	$142,772	$4,155	$2,003,610
Total gross charge-offs	$—	$104	$127	$29	$24	$81	$2	$—	$367

Based on the analyses performed as of December 31, 2023, the risk category of the amortized cost basis of loans by class and vintage, as well as gross charge-offs by class and vintage for the period, were as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
Commercial & industrial
Pass	$41,925	$40,564	$21,742	$13,541	$31,233	$10,523	$77,176	$1,662	$238,366
Special mention	185	4,608	—	4,020	—	4,690	9,137	482	23,122
Substandard	—	24	991	109	23	456	—	161	1,764
Doubtful	—	—	—	—	—	790	75	23	888
Total	42,110	45,196	22,733	17,670	31,256	16,459	86,388	2,328	264,140
Gross charge-offs	—	—	—	—	9	272	—	—	281
Agricultural
Pass	—	15	150	—	—	—	65	—	230
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	26	26
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	15	150	—	—	—	65	26	256
Gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	46,951	68,483	19,066	—	28	1,669	481	—	136,678
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,207	2	—	—	2,209
Doubtful	—	—	—	—	—	—	—	—	—
Total	46,951	68,483	19,066	—	2,235	1,671	481	—	138,887
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial mortgages
Pass	110,864	260,763	161,858	113,198	57,782	244,211	5,197	767	954,640
Special mention	—	2,533	8,189	2,609	—	8,642	—	—	21,973
Substandard	272	1,107	345	1,022	—	4,555	97	—	7,398
Doubtful	—	—	—	—	—	27	—	—	27
Total	111,136	264,403	170,392	116,829	57,782	257,435	5,294	767	984,038
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential mortgages
Not rated	18,653	58,098	60,024	71,369	15,948	52,585	—	—	276,677
Substandard	—	75	346	—	169	725	—	—	1,315
Total	18,653	58,173	60,370	71,369	16,117	53,310	—	—	277,992
Gross charge-offs	—	32	—	—	—	—	—	—	32
Home equity lines and loans
Not rated	13,552	16,384	5,821	3,134	2,867	10,400	33,275	1,115	86,548
Substandard	—	77	—	—	—	293	25	113	508
Total	13,552	16,461	5,821	3,134	2,867	10,693	33,300	1,228	87,056
Gross charge-offs	—	—	—	—	—	—	6	—	6
Indirect consumer
Not rated	72,264	98,008	23,015	9,192	3,870	3,387	—	—	209,736
Substandard	119	246	135	48	36	103	—	—	687
Total	72,383	98,254	23,150	9,240	3,906	3,490	—	—	210,423
Gross charge-offs	184	375	215	121	21	55	—	—	971
Direct consumer
Not rated	3,005	2,745	785	256	53	324	2,697	5	9,870
Substandard	—	—	—	2	—	—	—	—	2
Total	3,005	2,745	785	258	53	324	2,697	5	9,872
Gross charge-offs	4	15	8	6	—	54	6	—	93

Total loans	$307,790	$553,730	$302,467	$218,500	$114,216	$343,382	$128,225	$4,354	$1,972,664
Total gross charge-offs	$188	$422	$223	$127	$30	$381	$12	$—	$1,383

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

Individually Analyzed Loans: At the time a loan is considered individually analyzed, it is valued at the lower of cost or fair value. Individually analyzed loans carried at fair value have been partially charged-off or receive specific allocations as part of the allowance for credit loss accounting. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, typically resulting in a Level 3 fair value classification. Individually analyzed loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Appraisals for both collateral dependent loans and OREO are performed by certified general appraisers (commercial properties) or certified residential appraisers (residential properties) whose qualifications and licenses have been reviewed and verified by the Corporation. Once received, appraisals are reviewed for reasonableness of assumptions, approaches utilized, Uniform Standards of Professional Appraisal Practice and other regulatory compliance, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals are generally completed within the twelve month period prior to a property being placed into OREO. On individually analyzed loans, appraisal values are adjusted based on the age of the appraisal, the position of the lien, the type of the property and its condition.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$55,162	$55,162	$—	$—
Mortgage-backed securities, residential	389,707	—	389,707	—
Obligations of states and political subdivisions	38,145	—	38,145	—
Corporate bonds and notes	20,932	—	13,211	7,721
SBA loan pools	62,082	—	62,082	—
Total available for sale securities	$566,028	$55,162	$503,145	$7,721

Equity investments, at fair value	$2,600	$2,600	$—	$—
Derivative assets	$25,806	$—	$25,806	$—

Financial Liabilities:
Derivative liabilities	$25,811	$—	$25,811	$—

There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2024.

		Fair Value Measurement at December 31, 2023 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$55,332	$55,332	$—	$—
Mortgage-backed securities, residential	403,824	—	403,824	—
Obligations of states and political subdivisions	38,686	—	38,686	—
Corporate bonds and notes	20,669	—	13,139	7,530
SBA loan pools	65,482	—	65,482	—
Total available for sale securities	$583,993	$55,332	$521,131	$7,530

Equity investments, at fair value	$2,552	$2,552	$—	$—
Derivative assets	$23,942	$—	$23,942	$—

Financial Liabilities:
Derivative liabilities	$23,981	$—	$23,981	$—
There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2023.

The Corporation transfers assets and liabilities between Level 2 and Level 3 of the fair value hierarchy when the methodology to obtain fair value changes such that there are either more or fewer unobservable inputs as of the end of the reporting period, compared to the prior reporting period. Illiquidity in new issuances of comparable bonds and the size of issuances may lead to pricing difficulties, particularly for smaller corporate bond issuances and warrant transfer into Level 3 of assets previously measured using Level 2 inputs. The Corporation utilizes a "beginning of reporting period" timing assumption when recognizing transfers between hierarchy levels, consistent with ASC 820-10-50-2.

There were no transfers between Level 2 and Level 3 during the three month period ended March 31, 2024. The Corporation transferred its investment in eight corporate subordinated debt issuances from Level 2 to Level 3 during the three month period ended March 31, 2023.

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

Corporate bonds and notes:	For the Three Months Ended
Level 3 Financial Assets	March 31, 2024	March 31, 2023
Balance of recurring Level 3 assets as of January 1,	$7,530	$—
Total gains or losses for the period:	—	—
Included in Other Comprehensive Income	191	(1,289)
Transfers into Level 3	—	9,955
Transfers out of Level 3	—
Balance of recurring Level 3 assets as of March 31,	$7,721	$8,666

The following table presents quantitative information about recurring Level 3 fair value measurements as of March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024	Fair Value	Valuation Techniques	Unobservable Input	Range [Weighted Average] at March 31, 2024
Corporate bonds and notes	$7,721	Discounted cash flow	Market discount rate	12.50% -12.50% [12.50%]

December 31, 2023	Fair Value	Valuation Techniques	Unobservable Input	Range [Weighted Average] at December 31, 2023
Corporate bonds and notes	$7,530	Discounted cash flow	Market discount rate	12.50% -12.50% [12.50%]

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of other financial instruments, as of March 31, 2024 and December 31, 2023, are as follows (in thousands):

	March 31, 2024
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$22,984	$22,984	$—	$—	$22,984
Interest-earning deposits in other financial institutions	71,878	71,878	—	—	71,878
Equity investments	3,093	3,093	—	—	3,093
Securities available for sale	566,028	55,162	503,145	7,721	566,028
Securities held to maturity	785	—	—	785	785
FHLBNY and FRBNY stock	4,071	—	—	—	N/A
Loans, net and loans held for sale	2,003,706	—	—	1,896,266	1,896,266
Derivative assets	25,806	—	25,806	—	25,806
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,851,412	$1,851,412	$—	$—	$1,851,412
Time deposits	629,360	—	626,423	—	626,423
FHLBNY overnight advances	—	—	—	—	—
FRB term advances	50,000	—	49,828	—	49,828
Derivative liabilities	25,811	—	25,811	—	25,811
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	December 31, 2023
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$22,247	$22,247	$—	$—	$22,247
Interest-earning deposits in other financial institutions	14,600	14,600	—	—	14,600
Equity investments	3,046	3,046	—	—	3,046
Securities available for sale	583,993	55,332	521,131	7,530	583,993
Securities held to maturity	785	—	—	785	785
FHLBNY and FRBNY stock	5,498	—	—	—	N/A
Loans, net and loans held for sale	1,972,664	—	—	1,875,390	1,875,390
Derivative assets	23,942	—	23,942	—	23,942
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,817,162	$1,817,162	$—	$—	$1,817,162
Time deposits	612,265	—	609,863	—	609,863
FHLBNY overnight advances	31,920	—	31,925	—	31,925
Derivative liabilities	23,981	—	23,981	—	23,981
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of March 31, 2024, the weighted average remaining lease term was 7.56 years with a weighted average discount rate of 3.51%. Rent expense was $0.3 million for the three months ended March 31, 2024. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use asset	$5,648	$6,449
Less: accumulated amortization	(200)	(801)
Less: lease termination	—	—
Add: new lease agreement and modifications	570	—
Operating lease right-of-use-assets, net	$6,018	$5,648

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of March 31, 2024 (in thousands):

Year	Amount
2024	$717
2025	959
2026	965
2027	977
2028	845
2029 and thereafter	2,590
Total minimum lease payments	7,053
Less: amount representing interest	(856)
Present value of net minimum lease payments	$6,197

The Corporation had one operating lease that was signed on October 19, 2023, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2036. As of March 31, 2024, the weighted average remaining lease term was 9.10 years with a weighted average discount rate of 3.42%. The Corporation has included these leases in premises and equipment as of March 31, 2024 and December 31, 2023 as follows (in thousands):

	March 31, 2024	December 31, 2023
Buildings	$5,572	$5,572
Less: accumulated depreciation	(2,955)	(2,872)
Net book value	$2,617	$2,700

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of March 31, 2024 (in thousands):

Year	Amount
2024	$293
2025	409
2026	425
2027	428
2028	428
2029 and thereafter	1,560
Total minimum lease payments	3,543
Less: amount representing interest	(564)
Present value of net minimum lease payments	$2,979

As of March 31, 2024, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions
The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $9 thousand per month. Rent and CAM related expenses paid to this Board member totaled $27 thousand and $26 thousand for the three month periods ended March 31, 2024 and 2023, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the three month periods ended March 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance March 31,	$21,824	$21,824

The Corporation had no aggregate amortization expense for the three month periods ended March 31, 2024 and 2023.

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$14,387	$61,128	$23,809	$78,790
Unused lines of credit	$2,249	$327,681	$3,387	$332,439
Standby letters of credit	$—	$18,201	$—	$11,317

Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of March 31, 2024, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 5.63% to 7.38% and maturities ranging from four years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of March 31, 2024, the fixed rate commercial draw commitments have interest rates ranging from 2.79% to 8.17%.
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
In conjunction with the Corporation's adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an allowance for credit losses on unfunded commitments was established as of January 1, 2023. As of March 31, 2024 and December 31, 2023, the allowance for credit losses on unfunded commitments was $0.7 million and $0.9 million, respectively.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2024	$(62,800)	$(3,213)	$(66,013)
Other comprehensive income before reclassification	(4,070)	—	(4,070)
Amounts reclassified from accumulated other comprehensive income	—	5	5
Net current period other comprehensive income (loss)	(4,070)	5	(4,065)
Balance at March 31, 2024	$(66,870)	$(3,208)	$(70,078)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2023	$(71,296)	$(3,961)	$(75,257)
Other comprehensive income before reclassification	5,775	—	5,775
Amounts reclassified from accumulated other comprehensive income	—	9	9
Net current period other comprehensive income	5,775	9	5,784
Balance at March 31, 2023	$(65,521)	$(3,952)	$(69,473)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$—	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	7	12	Other components of net periodic pension and postretirement benefits
Tax effect	(2)	(3)	Income tax expense
Net of tax	5	9
Total reclassification for the period, net of tax	$5	$9
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three months ended March 31, 2024 and 2023 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2024
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company and CFS(b)	Total
Service charges on deposit accounts
Overdraft fees	$710	$—	$—	$710
Other	239	—	—	239
Interchange revenue from debit card transactions	1,063	—	—	1,063
WMG fee income	—	2,703	—	2,703
CFS fee and commission income	—	—	228	228
Net gains on sales of loans(a)	32	—	—	32
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	117	—	(16)	101
Income from bank-owned life insurance(a)	9	—	—	9
Other(a)	536	—	—	536
Total non-interest income (loss)	$2,742	$2,703	$212	$5,657
(a) Not within scope of ASC 606.
(b) The Holding Company, and CFS column above includes amounts to eliminate transactions between segments.

	Three Months Ended March 31, 2023
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)(c)	Total
Service charges on deposit accounts
Overdraft fees	$714	$—	$—	$714
Other	227	—	—	227
Interchange revenue from debit card transactions	1,133	—	—	1,133
WMG fee income	—	2,580	—	2,580
CFS fee and commission income	—	—	241	241
Net gains on sales of loans(a)	5	—	—	5
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	78	—	(6)	72
Income from bank-owned life insurance(a)	10	—	—	10
Other(a)	448	—	(43)	405
Total non-interest income	$2,651	$2,580	$192	$5,423
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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	378	396
Expected return on plan assets	(629)	(596)
Amortization of unrecognized transition obligation	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	—	6
Net periodic pension benefit	$(251)	$(194)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	11	12
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	3	2
Net periodic supplemental pension cost	$14	$14

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	1	1
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	4	5
Net periodic postretirement, medical and life benefit	$5	$6

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

Accounting policies for the segments are the same as those described in Note 1 of the Corporation’s 2023 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2024. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table. Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.

The Holding Company and CFS columns below include amounts to eliminate transactions between segments (in thousands).

	Three months ended March 31, 2024
	Core Banking	WMG	Holding Company, and CFS	Consolidated Totals
Interest and dividend income	$31,211	$—	$8	$31,219
Interest expense	13,130	—	—	13,130
Net interest income	18,081	—	8	18,089
Provision for credit losses	(2,040)	—	—	(2,040)
Net interest income after provision for credit losses	20,121	—	8	20,129
Other non-interest income	2,742	2,703	212	5,657
Other non-interest expenses	14,539	1,895	264	16,698
Income (loss) before income tax expense (benefit)	8,324	808	(44)	9,088
Income tax expense (benefit)	1,870	182	(14)	2,038
Segment net income (loss)	$6,454	$626	$(30)	$7,050

Segment assets	$2,778,785	$2,898	$3,207	$2,784,890

	Three months ended March 31, 2023
	Core Banking	WMG	Holding Company, CFS, and CRM(1)	Consolidated Totals
Interest and dividend income	$26,203	$—	$27	$26,230
Interest expense	6,283	—		6,283
Net interest income	19,920	—	27	19,947
Provision for credit losses	277	—	—	277
Net interest income after provision for credit losses	19,643	—	27	19,670
Other non-interest income	2,651	2,580	192	5,423
Other non-interest expenses	13,696	1,798	342	15,836
Income (loss) before income tax expense (benefit)	8,598	782	(123)	9,257
Income tax expense (benefit)	1,831	177	(21)	1,987
Segment net income (loss)	$6,767	$605	$(102)	$7,270

Segment assets	$2,644,158	$2,538	$1,714	$2,654,183
(1)Chemung Risk Management, Inc. (CRM) was dissolved December 6, 2023.

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

During the three months ended March 31, 2024 and 2023, 12,088 and 13,069 shares, respectively, were re-issued from treasury to fund stock compensation. The expense related to these grants is recognized over a one year or a five year vesting period. Total expense related to the 2021 Plan of $0.3 million and $0.4 million was recognized during each of the three month periods ended March 31, 2024 and 2023, respectively.

A summary of restricted stock activity for the three months ended March 31, 2024 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2024	62,984	$45.87
Granted	12,088	$48.11
Vested	(13,208)	$45.86
Forfeited or cancelled	—	—
Nonvested at March 31, 2024	61,864	$46.31

As of March 31, 2024, there was $2.1 million of total unrecognized compensation cost related to nonvested shares granted under the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 3.81 years. The total fair value of shares vested was $0.6 million for each of the three month periods ended March 31, 2024 and 2023, respectively. Due to the adoption of the 2021 Plan, certain grants were transitioned to a one-year vesting period.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2023 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2024, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors and on pages 20–31 of the Corporation’s 2023 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 63-66 of the Corporation's 2023 Form 10-K, and pages 63-66 in this Form 10-Q.

The Corporation has been a financial holding company since 2000, the Bank was established in 1833 and CFS in 2001. Through the Bank and CFS, the Corporation provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds and brokerage services. The Bank relies substantially on a foundation of locally generated deposits. The Corporation, on a stand-alone basis, has minimal results of operations. The Bank derives its income primarily from interest and fees on loans, interest income on investment securities, WMG fee income, and fees received in connection with deposit and other services. The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans, and general operating expenses.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, inflation, cybersecurity risks, difficulties in managing the Corporation’s growth, recent bank failures, changes in FDIC assessments, public health issues, geopolitical conflicts, competition, changes in law or the regulatory environment, and changes in general business and economic trends.

Information concerning these and other factors, including Risk Factors, can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2023 Annual Report on Form 10-K. These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Estimates
Critical accounting estimates include the areas where the Corporation has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with GAAP. As a result, the Corporation is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. Significant accounting policies followed by the Corporation are presented in Note 1–Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, and in Note 1-Summary of Significant Accounting Policies of this Form 10-Q.

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

As of March 31, 2024 and December 31, 2023, the allowance for credit losses totaled $20.5 million and $22.5 million, respectively. Due to the nature and composition of the Bank's lending activities, a significant portion of the allowance for credit losses is allocated to the commercial portfolio, both commercial real estate and commercial and industrial loans. As of March 31, 2024 and December 31, 2023, the allowance for credit losses allocated to the total commercial portfolio was $14.9 million and $17.1 million respectively, or 72.8% and 75.9%, respectively.

Changes in the FOMC's median forecasted year over year U.S. civilian unemployment rate and the year over year change in U.S GDP could have a material impact on the model's estimation of the allowance. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy, and considers all currently available information. An immediate "shock" or increase of 100 bps in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 50 bps in the FOMC's projected rate of U.S. GDP growth would increase the model's total calculated allowance by $1.3 million, or 6.20%, to $21.7 million, assuming qualitative adjustment are kept at current levels, as of March 31, 2024.

While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity analysis is based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgement of factors as of March 31, 2024, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.

Consolidated Financial Highlights (in thousands, except per share data)	As of or for the Three Months Ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31
RESULTS OF OPERATIONS	2024	2023	2023	2023	2023
Interest and divided income	$31,219	$30,033	$29,015	$27,796	$26,230
Interest expense	13,130	12,135	10,998	9,201	6,283
Net interest income	18,089	17,898	18,017	18,595	19,947
Provision (credit) for credit losses (a)	(2,040)	2,300	449	236	277
Net interest income after provision for credit losses	20,129	15,598	17,568	18,359	19,670
Non-interest income	5,657	5,871	7,808	5,447	5,423
Non-interest expense	16,698	16,826	15,668	15,913	15,836
Income before income tax expense	9,088	4,643	9,708	7,893	9,257
Income tax expense	2,038	841	2,060	1,613	1,987
Net income	$7,050	$3,802	$7,648	$6,280	$7,270
Basic and diluted earnings per share	$1.48	$0.80	$1.61	$1.33	$1.54
Average basic and diluted shares outstanding	4,764	4,743	4,736	4,729	4,721
PERFORMANCE RATIOS - Annualized
Return on average assets	1.04%	0.56%	1.14%	0.95%	1.12%
Return on average equity	14.48%	8.63%	16.89%	13.97%	16.97%
Return on average tangible equity (b)	16.29%	9.86%	19.22%	15.89%	19.40%
Efficiency ratio (unadjusted) (c)	70.32%	70.79%	60.67%	66.19%	62.42%
Efficiency ratio (adjusted) (b)	70.07%	70.42%	66.55%	65.94%	62.18%
Non-interest expense to average assets	2.47%	2.48%	2.33%	2.41%	2.44%
Loans to deposits	80.77%	81.20%	78.05%	79.24%	80.33%
AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.51%	5.31%	5.21%	5.09%	4.90%
Yield on investments	2.35%	2.24%	2.22%	2.22%	2.18%
Yield on interest-earning assets	4.70%	4.50%	4.40%	4.29%	4.12%
Cost of interest-bearing deposits	2.75%	2.59%	2.44%	2.01%	1.34%
Cost of borrowings	5.15%	5.52%	5.25%	5.13%	4.91%
Cost of interest-bearing liabilities	2.85%	2.68%	2.47%	2.11%	1.49%
Interest rate spread	1.85%	1.82%	1.93%	2.18%	2.63%
Net interest margin, fully taxable equivalent (b)	2.73%	2.69%	2.73%	2.87%	3.14%
CAPITAL
Total equity to total assets at end of period	7.08%	7.20%	6.28%	6.63%	6.68%
Tangible equity to tangible assets at end of period (b)	6.34%	6.45%	5.52%	5.87%	5.91%
Book value per share	$41.34	$41.07	$35.90	$37.49	$37.53
Tangible book value per share (b)	36.77	36.48	31.29	32.88	32.91
Period-end market value per share	42.48	49.80	39.61	38.41	41.50
Dividends declared per share	0.31	0.31	0.31	0.31	0.31
AVERAGE BALANCES
Loans and loans held for sale (d)	$1,989,185	$1,956,022	$1,909,100	$1,880,224	$1,849,310
Earning assets	2,681,059	2,654,638	2,627,012	2,609,893	2,592,709
Total assets	2,724,391	2,688,536	2,664,570	2,649,399	2,627,088
Deposits	2,402,215	2,397,663	2,410,931	2,363,847	2,337,476
Total equity	195,860	174,868	179,700	180,357	173,786
Tangible equity (b)	174,036	153,044	157,876	158,533	151,962
ASSET QUALITY
Net charge-offs	$182	$171	$356	$146	$269
Non-performing loans (e)	7,835	10,411	6,826	7,304	7,731
Non-performing assets (f)	8,394	10,738	7,055	7,471	7,927
Allowance for credit losses (a)	20,471	22,517	20,252	20,172	20,075
Annualized net charge-offs to average loans	0.04%	0.03%	0.07%	0.03%	0.06%
Non-performing loans to total loans	0.39%	0.53%	0.35%	0.39%	0.41%
Non-performing assets to total assets	0.30%	0.40%	0.26%	0.28%	0.30%
Allowance for credit losses to total loans (a)	1.02%	1.14%	1.05%	1.07%	1.07%
Allowance for credit losses to non-performing loans (a)	261.28%	216.28%	296.69%	276.17%	259.66%

(a) Corporation adopted CECL as of January 1, 2023.	(d) Does not reflect Allowance for Credit Losses.
(b) See the GAAP to Non-GAAP reconciliations.	(e) Includes nonaccrual loans only.
(e) Non-interest expense divided by total net interest income plus non-interest income.	(f) Includes non-performing loans plus other real estate owned.

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

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2024 and 2023. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see pages 38-39 of this Form 10-Q and page 37 of the Corporation’s 2023 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Net interest income	$18,089	$19,947	$(1,858)	(9.3)%
Non-interest income	5,657	5,423	234	4.3%
Non-interest expense	16,698	15,836	862	5.4%
Pre-provision income	7,048	9,534	(2,486)	(26.1)%
Provision (credit) for credit losses(1)	(2,040)	277	(2,317)	(836.5)%
Income tax expense	2,038	1,987	51	2.6%
Net income	$7,050	$7,270	$(220)	(3.0)%

Basic and diluted earnings per share	$1.48	$1.54	$(0.06)	(3.9)%

(1) Effective January 1, 2023, the allowance calculation is based upon the Current Expected Credit loss methodology.

	Three Months Ended March 31,
Selected financial ratios:	2024	2023
Return on average assets	1.04%	1.12%
Return on average equity	14.48%	16.97%
Net interest margin, fully taxable equivalent (a)	2.73%	3.14%
Efficiency ratio (adjusted) (a)	70.07%	62.18%
Non-interest expenses to average assets	2.47%	2.44%

(a) See the GAAP to Non-GAAP reconciliations.

Net income for the first quarter of 2024 was $7.1 million, or $1.48 per share, compared to $7.3 million, or $1.54 per share, for the same period in the prior year. Return on average equity for the current quarter was 14.48%, compared to 16.97% for the same period in the prior year. The decrease in net income was due primarily to a decrease in net interest income and an increase in non-interest expense, offset by a decrease in the provision for credit losses, and an increase in non-interest income.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,			Percentage
	2024	2023	Change	Change
Interest and dividend income	$31,219	$26,230	$4,989	19.0%
Interest expense	13,130	6,283	6,847	109.0%
Net interest income	$18,089	$19,947	$(1,858)	(9.3)%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the first quarter ended March 31, 2024 decreased $1.9 million, or 9.3%, to $18.1 million compared to the same period in the prior year, due primarily to increases of $6.8 million in interest expense on deposits, and $0.1 million in interest expense on borrowed funds, offset by increases of $4.9 million in interest income on loans, including fees, and $0.1 million in interest-earning deposits. Interest income on taxable securities was comparable between the first quarters of 2023 and 2024.

The increase in interest expense on deposits was due primarily to a 141 basis points increase in the average rates paid on interest-bearing deposits which included brokered deposits, due to the higher interest rate environment and increased competition, and an increase of $134.2 million in the average balance of customer interest-bearing deposits as a result of the increase in average time deposits. The average balance of brokered deposits increased $8.3 million, and the average interest rate paid on brokered deposits increased 50 basis points, compared to the same period in the prior year.

The increase in interest expense on borrowed funds was primarily due to a 24 basis points increase in the average interest rate paid on borrowed funds, and a $2.4 million increase in the average balances of borrowed funds, compared to the same period in the prior year. The composition of borrowed funds reflected the Corporation's shift to the lower cost funding source of the Federal Reserve Bank Term Funding Program (BTFP), related to a $50.0 million advance in the first quarter of 2024, partially replacing relatively higher cost FHLBNY overnight advances. The average balance of FHLBNY overnight advances decreased $35.8 million compared to the same period in the prior year, and the average interest rate paid on FHLBNY overnight advances increased 55 basis points.

Interest income on loans, including fees, increased primarily due to a $145.9 million increase in average commercial loan balances, compared to the same period in the prior year, and an increase of 57 basis points in the average yield on commercial loans between these periods, due to the rising interest rate environment. Average consumer loan balances, supported by growth in the indirect auto portfolio, increased $1.9 million, and the average yield on consumer loans increased 90 basis points, primarily due to originations of higher rate indirect auto loans and interest rate increases on variable rate home equity loans. Average balances of residential mortgage loans decreased $7.9 million compared to the same period in the prior year, due to adverse conditions for borrowers in the residential real estate market, while the average yield on residential mortgage loans increased 23 basis points compared to the same period in the prior year.

Interest and dividend income on taxable securities was comparable between the first quarters of 2023 and 2024. The average yield on taxable securities increased 17 basis points, due to an increase in interest rates on variable rate securities. This increase was offset by $61.8 million decrease in the average balance of securities held in the portfolio between the first quarters of 2023 and 2024, primarily due to paydowns and maturities.

Fully taxable equivalent net interest margin was 2.73% in the first quarter of 2024, compared to 3.14% for the same period in the prior year. Average interest-earning assets increased $88.4 million for the three months ended March 31, 2024 compared to the same period in the prior year. The average yield on interest-earning assets increased 58 basis points to 4.70%, and the average cost of interest-bearing liabilities increased 136 basis points to 2.85%, for the three months ended March 31, 2024, compared to the same period in the prior year, due to the rising rate environment as well as a shift in the overall deposit mix to higher cost deposits.

Average Consolidated Balance Sheets and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three months ended March 31, 2024 and 2023. For the purpose of the table below, nonaccruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
($ in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,406,950	$20,642	5.90%	$1,261,054	$16,584	5.33%
Mortgage loans	277,661	2,597	3.74%	285,588	2,472	3.51%
Consumer loans	304,574	4,016	5.30%	302,668	3,285	4.40%
Taxable securities	633,294	3,560	2.26%	695,079	3,585	2.09%
Tax-exempt securities	40,266	282	2.82%	40,769	305	3.03%
Interest-earning deposits	18,314	206	4.52%	7,551	97	5.21%
Total interest-earning assets	2,681,059	31,303	4.70%	2,592,709	26,328	4.12%

Non-earning assets:
Cash and due from banks	25,255			25,084
Other assets	40,665			29,393
Allowance for credit losses (4)	(22,588)			(20,098)
Total assets	$2,724,391			$2,627,088

Interest-bearing liabilities:
Interest-bearing demand deposits	$307,895	$1,335	1.74%	$291,090	$274	0.38%
Savings and insured money market deposits	865,113	4,266	1.98%	906,947	1,648	0.74%
Time deposits	481,965	4,904	4.09%	322,710	2,092	2.63%
Brokered deposits	121,405	1,640	5.43%	113,074	1,374	4.93%
FHLBNY overnight advances	34,875	487	5.52%	70,699	866	4.97%
FRB advances and other debt	41,465	498	4.83%	3,281	29	3.58%
Total interest-bearing liabilities	1,852,718	13,130	2.85%	1,707,801	6,283	1.49%

Non-interest-bearing liabilities:
Demand deposits	625,837			703,655
Other liabilities	49,976			41,846
Total liabilities	2,528,531			2,453,302
Shareholders' equity	195,860			173,786
Total liabilities and shareholders’ equity	$2,724,391			$2,627,088
Fully taxable equivalent net interest income		18,173			20,045
Net interest rate spread (1)			1.85%			2.63%
Net interest margin, fully taxable equivalent (2)			2.73%			3.14%
Taxable equivalent adjustment		(84)			(98)
Net interest income		$18,089			$19,947
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.
(4) Corporation adopted CECL as of January 1, 2023.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The table below illustrates the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three months ended March 31, 2024 and 2023. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include nonaccrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
Quarter to date:	Three Months Ended Mar. 31, 2024 vs. 2023
(in thousands)	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate

Interest and dividend income on:
Commercial loans	$4,058	$2,109	$1,949
Mortgage loans	125	(60)	185
Consumer loans	731	22	709
Taxable investment securities	(25)	(321)	296
Tax-exempt investment securities	(23)	(3)	(20)
Interest-earning deposits	109	123	(14)
Total interest and dividend income, fully taxable equivalent	4,975	1,870	3,105

Interest expense on:
Interest-bearing demand deposits	1,061	17	1,044
Savings and insured money market deposits	2,618	(80)	2,698
Time deposits	2,812	1,323	1,489
Brokered deposits	266	112	154
FHLBNY overnight advances	(379)	(470)	91
Long-term capital leases	469	455	14
Total interest expense	6,847	1,357	5,490
Net interest income, fully taxable equivalent	$(1,872)	$513	$(2,385)

Provision for credit losses

Management has established and maintains a methodology for determining and adjusting its allowance for credit losses in conformity with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2023. The allowance is based on a combination of quantitative and qualitative analysis and changes in the required allowance are recorded through income as a provision (credit). The quantitative portion of the model is significantly influenced by changes in projected economic conditions, as well as changes in the composition of the numerous loan portfolio segments. Qualitative adjustments reflect the degree to which management anticipates future outcomes could differ from those projected by the quantitative model.

The provision for credit losses decreased $2.3 million for the first quarter of 2024, compared to the first quarter of 2023. The decrease in provision was primarily attributable to the annual review and update of the loss drivers used in the Bank's CECL model, favorable changes in economic forecasts, and a comparatively smaller increase in loan volume during the current period. The Bank's updated loss drivers resulted in lower loss experience over the historical look back period, however the economic factors used did not change as a result of these updates. FOMC forecasts improved substantially between the first quarters of 2023 and 2024. Forecasted year-end 2023 U.S. unemployment was projected at 4.5% as of March 2023, and year-end 2024 unemployment was projected at 4.0% as of March 2024. U.S annual GDP growth was projected at 0.4% for year-end 2023 as of March 2023, and year-end 2024 U.S. annual GDP growth was projected at 2.1% as of March 2024. 2023 FOMC projections reflected uncertainty concerning the impact of interest rate increases in the wake of multiple regional banks being placed into receivership prior to the FOMC's March 2023 meeting. Loan growth in the first quarter of 2024 totaled $30.9 million, compared to $44.3 million in the first quarter of 2023, resulting in lower volume-related provisioning in the current period.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended March 31,			Percentage
	2024	2023	Change	Change
WMG fee income	$2,703	$2,580	$123	4.8%
Service charges on deposit accounts	949	941	8	0.9%
Interchange revenue from debit card transactions	1,063	1,133	(70)	(6.2)%
Changes in fair value of equity investments	101	72	29	40.3%
Net gains on sales of loans held for sale	32	5	27	N/M
Income from bank owned life insurance	9	10	(1)	(10.0)%
CFS fee and commission income	228	241	(13)	(5.4)%
Other	572	441	131	29.7%
Total non-interest income	$5,657	$5,423	$234	4.3%

Total non-interest income for the first quarter of 2024 increased $0.2 million compared to the same period in the prior year primarily due to increases in WMG fee income and other non-interest income. The remaining components of non-interest income in the first quarter of 2024 were relatively consistent compared to the same period in the prior year.

WMG Fee Income
The increase in WMG fee income can primarily be attributed to an increase in assets under management when compared to the same period in the prior year.

Other Non-Interest Income
The increase in other non-interest income was primarily due to gains on the transfer of two properties to OREO in the current period.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended March 31,			Percentage
	2024	2023	Change	Change
Compensation expense:
Salaries and wages	$7,016	$6,783	$233	3.4%
Pension and other employee benefits	2,082	1,680	402	23.9%
Other components of net periodic pension and postretirement benefits	(232)	(174)	(58)	(33.3)%
Total compensation expense	8,866	8,289	577	7.0%

Non-compensation expense:
Net occupancy	1,493	1,465	28	1.9%
Furniture and equipment	398	418	(20)	(4.8)%
Data processing	2,573	2,381	192	8.1%
Professional services	559	440	119	27.0%
Marketing and advertising	345	332	13	3.9%
Other real estate owned expenses	49	38	11	28.9%
FDIC insurance	577	497	80	16.1%
Loan expenses	255	232	23	9.9%
Other	1,583	1,744	(161)	(9.2)%
Total non-compensation expense	7,832	7,547	285	3.8%
Total non-interest expense	$16,698	$15,836	$862	5.4%

Total non-interest expense for the first quarter of 2024 increased $0.9 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For the three months ended March 31, 2024, non-interest expense to average assets was 2.47%, compared to 2.44% for the same period in the prior year.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, can be primarily attributed to increases in pension and other employee benefits, and salaries and wages. The increase in pension and other employee benefits for the current quarter was primarily attributable to an increase in employee healthcare expense, compared to the same period in the prior year. Salaries and wages increased in the current quarter, compared to the same period in the prior year, primarily due to increases in base wages, severance expense, and an increase in the market value of the Corporation's deferred compensation plan.

Non-compensation expense
The increase in non-compensation expense for the current period, compared to the same period in the prior year, can be primarily attributed to increases in data processing expense, and professional services, offset by a decrease in other non-interest expense. The increase in data processing expense in the current quarter was primarily attributable to increases in software related expenses, compared to the same period in the prior year. Professional services increased in the current quarter, compared to the same period in the prior year, primarily due to outsourced services related to the realignment of certain back office functions, new strategic consulting arrangements, and fee increases. The decrease in other non-interest expense was primarily attributable to decreases across a majority of other expense categories in the current quarter, compared to the same period in the prior year.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended March 31,			Percentage
	2024	2023	Change	Change
Income before income tax expense	$9,088	$9,257	$(169)	(1.8)%
Income tax expense	$2,038	$1,987	$51	2.6%
Effective tax rate	22.4%	21.5%

Income tax expense was $2.0 million for each of the three month periods ended March 31, 2024 and 2023. The effective income tax rate for the periods ended March 31, 2024 and 2023 was 22.4% and 21.5%, respectively.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (dollars in thousands):

ASSETS	March 31, 2024	December 31, 2023	Change	Percentage Change
Total cash and cash equivalents	$94,862	$36,847	$58,015	157.4%
Total investment securities, FHLB, and FRB stock	573,977	593,322	(19,345)	(3.3)%

Loans, net of deferred loan fees	2,003,610	1,972,664	30,946	1.6%
Allowance for credit losses	(20,471)	(22,517)	(2,046)	9.1%
Loans, net	1,983,139	1,950,147	32,992	1.7%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	111,088	108,389	2,699	2.5%
Total assets	$2,784,890	$2,710,529	$74,361	2.7%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,480,772	$2,429,427	$51,345	2.1%
Advances and other debt	52,979	34,970	18,009	51.5%
Other liabilities	54,011	50,891	3,120	6.1%
Total liabilities	2,587,762	2,515,288	72,474	2.9%

Total shareholders’ equity	197,128	195,241	1,887	1.0%
Total liabilities and shareholders’ equity	$2,784,890	$2,710,529	$74,361	2.7%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in loans, deposits, borrowings, and securities.

Investment securities
The decrease in investment securities can mostly be attributed to $11.9 million in paydowns and maturities in the securities available for sale portfolio, and a decrease in the fair value of the available for sale portfolio of $5.5 million. FHLB stock decreased $1.4 million due to lower FHLBNY overnight advance borrowing activity.

Loans, net
The increase in loans, net of deferred loan fees, can primarily be attributed to increases of $22.9 million in commercial mortgages, and $15.2 million in commercial and industrial loans, offset by decreases of $6.3 million in indirect consumer loans, and $0.7 million in residential mortgages.

Allowance for Credit Losses
The decrease in the allowance for credit losses can primarily be attributed to the annual review and update of loss drivers used in the Bank's CECL model, paydown activity on individually analyzed loans for which specific reserve allocations had previously been made, and favorable changes in forecasted economic variables. The annual update to the loss drivers used in the Bank's CECL model resulted in baseline loss rates that were lower than previous iterations of the model, however the economic variables used to derive loss rates were unchanged. FOMC forecasted U.S. unemployment for year-end 2024 improved from 4.1% in December 2023 to 4.0% in March 2024, while the forecasted U.S. GDP growth rate for year-end 2024 improved from 1.4% in December 2023 to 2.1% in March 2024. Paydown activity on loans individually analyzed resulted in a decrease of $0.3 million in specific reserve allocations.

Other Assets
The increase in other assets can primarily be attributed to increases of $1.3 million in interest rate swap assets, due to an increase in the market value of swaps, and $1.2 million in accrued interest receivable, primarily on loans.

Deposits
The increase in deposits can primarily be attributed to increases of $24.0 million in interest-bearing demand deposit accounts, and $17.1 million in total time deposits, which include customer time deposits and brokered deposits. Customer time deposits increased $33.9 million, while brokered deposits decreased $16.8 million. Insured money market accounts increased $7.6 million, and and non-interest bearing demand deposits increased $3.2 million, respectively. Savings deposits decreased $0.6 million.

Advances and Other Debt
The increase in advances and other debt can primarily be attributed to a $50.0 million advance from the Federal Reserve, as the Corporation took advantage of lower interest rates offered by the Bank Term Funding Program (BTFP), offset by a decrease of $31.9 million in FHLBNY overnight borrowings.

Other liabilities
The increase in other liabilities can primarily be attributed to an increase of $1.2 million in interest rate swap liabilities, primarily due to an increase in the market value of swaps. and accrued interest payable of $1.9 million, primarily on deposits.

Shareholders’ equity
Shareholders’ equity was $197.1 million at March 31, 2024 compared to $195.2 million at December 31, 2023. The increase can primarily be attributed to an increase of $5.6 million in retained earnings, partially offset by an increase in accumulated other comprehensive loss of $4.1 million. The increase in retained earnings can primarily be attributed to net income of $7.1 million, offset by $1.5 million in dividends declared. The increase in accumulated other comprehensive loss can primarily be attributed to a decrease in the fair market value of the available for sale securities portfolio.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.350 billion at March 31, 2024, including $390.2 million of assets held under management or administration for the Corporation, compared to $2.242 billion at December 31, 2023, including $381.3 million of assets held under management or administration for the Corporation, an increase of $108.0 million, or 4.8%, due to an increase in assets under management, due primarily to improvements in financial markets.

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
The available for sale segment of the securities portfolio totaled $566.0 million at March 31, 2024, a decrease of $18.0 million, or 3.1%, from $584.0 million at December 31, 2023. The decrease can mostly be attributed to $11.9 million in paydowns and maturities, and a decrease in the fair value of the portfolio of $5.5 million. The held to maturity securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $0.8 million each at March 31, 2024 and December 31, 2023, respectively.
Non-marketable equity securities at March 31, 2024 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.9 million and $2.2 million, respectively. At December 31, 2023, non-marketable equity securities include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.9 million and $3.6 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

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

The table below presents the Corporation’s loan composition by segment as of the dates indicated, and the dollar and percent change from December 31, 2023 to March 31, 2024 (in thousands, except percentages):

LOAN COMPOSITION
	March 31, 2024	% of Total Loans	December 31, 2023	% of Total Loans	Dollar Change	% Change
Commercial and agricultural:
Commercial and industrial	$279,414	13.9%	$264,140	13.4%	$15,274	5.8%
Agricultural	221	—%	256	—%	(35)	(13.7)%
Commercial mortgages:
Construction	141,604	7.1%	138,887	7.0%	2,717	2.0%
Commercial mortgages, other	1,004,198	50.1%	984,038	49.9%	20,160	2.0%
Residential mortgages	277,246	13.8%	277,992	14.1%	(746)	(0.3)%
Consumer loans:
Home equity lines and loans	87,608	4.4%	87,056	4.4%	552	0.6%
Indirect consumer loans	204,081	10.2%	210,423	10.7%	(6,342)	(3.0)%
Direct consumer loans	9,238	0.5%	9,872	0.5%	(634)	(6.4)%
Total	$2,003,610	100.0%	$1,972,664	100.0%	$30,946	1.6%

Portfolio loans totaled $2.004 billion as of March 31, 2024, an increase of $30.9 million, or 1.6%, from $1.973 billion as of December 31, 2023. The increase in loans can primarily be attributed to increases of $22.9 million in commercial mortgage loans and $15.2 million in commercial and industrial loans, and offset by a decrease of $6.3 million in indirect consumer loans.

Commercial real estate lending continues to be a primary driver of asset growth for the Corporation, as demand for project financing remains robust across the Corporation's footprint, particularly in the Albany and Buffalo regions. As of March 31, 2024, total commercial real estate loans, inclusive of construction loans, in the Albany and Buffalo regions have grown $20.9 million and $1.1 million from December 31, 2023, respectively. Growth in commercial and industrial loans between March 31, 2024 and December 31, 2023 was also concentrated in the Albany and Buffalo regions, which grew $8.5 million and $6.8 million, respectively.

Residential mortgage loans totaled $277.2 million as of March 31, 2024, a decrease of $0.7 million, or 0.3%, when compared to December 31, 2023. During the three months ended March 31, 2024, $7.1 million of residential mortgages were originated, of which $1.6 million were sold in the secondary market to Freddie Mac. Demand for residential mortgage originations continues to be weak as a result of the higher interest rate environment and low market mobility due to many borrowers securing lower interest rates in prior years. Indirect consumer loans totaled $204.1 million as of March 31, 2024, a decrease of $6.3 million, or 3.0%, from December 31, 2023 as consumer demand for automobiles weakened during the current period, as well as a shift in the composition of auto originations towards lower-cost used vehicles.

The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	March 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Chemung Canal Trust Company*^	$764,932	$766,103	$731,344	$658,468	$576,399
Capital Bank Division	1,238,678	1,206,561	1,098,104	877,995	732,820
Total loans	$2,003,610	$1,972,664	$1,829,448	$1,536,463	$1,309,219

* All loans, excluding those originated by the Capital Bank division.
^ Includes $108.2 million, $100.4 million, $79.8 million and $47.0 million as of March 31, 2024, December 31, 2023, December 31, 2022, and December 31, 2021, respectively, in the Western New York market.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which may cause them to be similarly impacted by economic or other conditions. Industries are identified using NAICS codes, and the Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations of greater than 10.0% of total loans. As of March 31, 2024 and December 31, 2023, commercial loans to borrowers involved in the real estate, and real estate rental and leasing businesses were 50.4% and 49.5% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of March 31, 2024 and December 31, 2023.

Commercial real estate lending represented the largest portion of the Corporation's loan portfolio as of March 31, 2024 and December 31, 2023. Commercial real estate lending is comprised of the Construction and Commercial mortgage, other segments of the loan portfolio, as presented in Note 4 - Loans and Allowance for Credit Losses to the Consolidated Financial Statements. As of March 31, 2024 and December 31, 2023, total commercial real estate loans totaled $1.146 billion and $1.123 billion, respectively. Management evaluates the risk inherent in its portfolio of commercial real estate loans using a variety of metrics, including but not limited to type, geography, collateral, and borrower or sponsor industry.

The table below presents commercial real estate loans by type and percentage as of March 31, 2024 and December 31, 2023 (in thousands, except percentages):

Commercial real estate loans by type:	March 31, 2024	% of Total	December 31, 2023	% of Total	% Change
Construction	$141,604	12.4%	$138,887	12.4%	2.0%
1-4 Family Residential(1)	44,899	3.9%	45,792	4.1%	(1.9)%
Multifamily	359,857	31.4%	349,327	31.1%	3.0%
Owner-Occupied	127,917	11.2%	123,989	11.0%	3.2%
Non-Owner Occupied	471,525	41.1%	464,930	41.4%	1.4%
Total	$1,145,802	100.0%	$1,122,925	100.0%

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

The table below presents commercial real estate loans by regional location of collateral and percentage as of March 31, 2024 and December 31, 2023 (dollars in thousands):

Commercial real estate loans by regional location of collateral:	March 31, 2024	% of Total	December 31, 2023	% of Total	% Change
Capital & Adirondacks	$752,014	65.6%	$736,971	65.6%	2.0%
Southern Tier & Finger Lakes	216,663	18.9%	213,970	19.1%	1.3%
Western New York	126,880	11.1%	123,202	11.0%	3.0%
Other	50,245	4.4%	48,782	4.3%	3.0%
Total	$1,145,802	100.0%	$1,122,925	100.0%

The Corporation closely monitors economic and credit trends for the industries in which its commercial real estate borrowers are involved. Property types are designated based on the purpose of the collateral securing commercial real estate loans. The table below presents commercial real estate loans by borrower industry and percentage as of March 31, 2024 and December 31, 2023 (in thousands, except percentages):

Commercial real estate loans by borrower industry:	March 31, 2024	% of Total	December 31, 2023	% of Total	% Change
Construction & Land Development	$136,393	11.9%	$141,551	12.6%	(3.6)%
Industrial	51,079	4.5%	41,784	3.8%	22.2%
Warehouse & Storage	72,760	6.4%	65,379	5.8%	11.3%
Retail	199,380	17.4%	195,561	17.4%	2.0%
Office	118,978	10.4%	118,344	10.5%	0.5%
Hotel	49,915	4.4%	55,533	4.9%	(10.1)%
1-4 Family Residential Rental	44,899	3.9%	45,792	4.1%	(2.0)%
Multifamily (5+)	387,541	33.7%	372,569	33.2%	4.0%
Medical	32,248	2.8%	32,859	2.9%	(1.9)%
Educational	25,423	2.2%	25,738	2.3%	(1.2)%
Other	27,186	2.4%	27,815	2.5%	(2.3)%
Total	$1,145,802	100.0%	$1,122,925	100.0%

The table below presents the maturity of loans outstanding as of March 31, 2024 (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$93,993	$102,421	$79,273	$3,727	$279,414
Agricultural	—	221	—	—	221
Commercial mortgages:
Construction	31,382	41,206	68,693	323	141,604
Commercial mortgages	59,876	254,103	662,798	27,421	1,004,198
Residential mortgages	3,839	10,307	108,725	154,375	277,246
Consumer loans:
Home equity lines and loans	73	6,286	58,264	22,985	87,608
Indirect consumer loans	1,539	122,085	80,452	5	204,081
Direct consumer loans	316	5,957	1,874	1,091	9,238
Total	$191,018	$542,586	$1,060,079	$209,927	$2,003,610

The tables below present the amounts due after one year, classified according to fixed interest rates and variable interest rates as of March 31, 2024 (in thousands):

Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$62,853	$35,936	$419	$99,208
Agricultural	160	—	—	160
Commercial mortgages:
Construction	8,137	24,675	—	32,812
Commercial mortgages	159,324	155,295	2,557	317,176
Residential mortgages	9,703	104,185	107,579	221,467
Consumer loans:
Home equity lines and loans	5,121	48,019	517	53,657
Indirect consumer loans	122,085	80,452	5	202,542
Direct consumer loans	5,956	859	49	6,864
Total	$373,339	$449,421	$111,126	$933,886

Loans maturing with variable interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and agricultural:
Commercial and industrial	$39,568	$43,337	$3,308	$86,213
Agricultural	61	—	—	61
Commercial mortgages:				—
Construction	33,069	44,018	323	77,410
Commercial mortgages	94,779	507,503	24,864	627,146
Residential mortgages	604	4,540	46,796	51,940
Consumer loans:				—
Home equity lines and loans	1,165	10,245	22,468	33,878
Indirect consumer loans	—	—	—	—
Direct consumer loans	1	1,015	1,042	2,058
Total	$169,247	$610,658	$98,801	$878,706

Non-Performing Assets
Non-performing assets consist of nonaccrual loans and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Effective January 1, 2023, the Corporation adopted ASU 2022-02, which eliminated troubled debt restructuring accounting guidance. Prior to adoption, nonaccrual troubled debt restructurings were considered to be non-performing assets. The Corporation closely monitors loan modifications made to borrowers deemed to be experiencing financial difficulty, in accordance with ASU 2022-02. As of March 31, 2024, there were four loans being monitored under ASU 2022-02 guidance, three of which were accruing, and one of which was nonaccrual and therefore included in non-performing loans.
Past due status on all loans is based on the contractual terms of the loan. It is generally the Corporation's policy that a loan 90 days past due be placed on nonaccrual status unless factors exist that would eliminate the need to classify a loan as such. A loan may also be designated as nonaccrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed into nonaccrual status, the accrual of interest is discontinued and previously accrued interest is reversed. All payments received on nonaccrual loans are applied to principal. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Corporation expects to receive all of its original principal and interest. In the case of nonaccrual loans where a portion of the loan has been charged off, the remaining balance is kept in nonaccrual status until the entire principal balance has been recovered.

The following table summarizes the Corporation's non-performing assets (in thousands, except percentages):

NON-PERFORMING ASSETS
	March 31, 2024	December 31, 2023
Nonaccrual loans	$7,835	$10,411
Total non-performing loans	7,835	10,411
Other real estate owned	559	326
Total non-performing assets	$8,394	$10,737

Ratio of non-performing loans to total loans	0.39%	0.53%
Ratio of non-performing assets to total assets	0.30%	0.40%
Ratio of allowance for credit losses to non-performing loans	261.28%	216.28%

Accruing loans past due 90 days or more (1)	$8	$10

(1) Not included in non-performing assets above.

Non-Performing Loans and Assets
Non-performing loans totaled $7.8 million, or 0.39% of total loans as of March 31, 2024, compared to $10.4 million, or 0.53% of total loans as of December 31, 2023. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $8.4 million, or 0.30% of total assets, as of March 31, 2024, compared to $10.7 million, or 0.40% of total assets, as of December 31, 2023. The decrease in non-performing loans was primarily attributable to the payoff of a nonaccrual commercial real estate loan totaling $1.9 million during the period, as well as $0.5 million in paydown activity on other nonaccrual commercial loans. The decrease in non-performing assets can be attributed to the decrease in non-performing loans.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Corporation works closely with borrowers experiencing financial difficulties to identify viable solutions that minimize the potential for loss. The Corporation monitors modifications made to borrowers experiencing financial difficulty in which contractual cash flows are directly impacted. Modifications included under this guidance include principal reductions, reductions in effective interest rates, term extensions, significant payment delays, or a combination thereof. ASU 2022-02 was implemented on a prospective basis, and as of March 31, 2024, the Corporation had four loans modified under this accounting guidance, which consisted of term extensions on two commercial and industrial loans, one commercial mortgage, and one home equity loan. As of March 31, 2024, one of the aforementioned commercial and industrial loans given an extension of six months was non-performing, while the remainder of the modified loans were considered to be performing. During the three month period ended March 31, 2024, a $1.9 million commercial mortgage previously modified under ASU 2022-02 was paid off.

Individually Analyzed Loans
The Corporation analyzes loans on an individual basis when management determined that a loan no longer exhibited risk characteristics consistent with those existing in its designated pool of loans, in accordance with the Corporation's CECL methodology. The amortized cost basis of individually analyzed loans as of March 31, 2024 totaled $5.7 million, compared to $8.0 million as of December 31, 2023. Included in the amortized cost basis of individually analyzed loans as of March 31, 2024 were loans totaling $1.7 million for which allowances of $1.7 million have been specifically allocated to the allowance for credit losses. As of December 31, 2023, the amortized cost basis of individually analyzed loans included $2.0 million of loans for which allowances of $2.0 million were allocated to the allowance for credit losses.
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

Allowance for Credit Losses
The allowance for credit losses is an amount that management believes will be adequate to absorb the estimated lifetime credit losses inherent in assets exhibiting credit risk as of the measurement date. The allowance is in conformity with the requirements established by ASC 326-Financial Instruments-Credit Losses, and is a departure from the allowance for loan losses (ALLL) that the Corporation previously estimated using an incurred loss methodology. The allowance covers loans, unfunded commitments, and certain debt securities exhibiting credit risk potential, and incorporates both quantitative and qualitative components.
Loans are analyzed on either an individual basis or a pooled basis, determined by risk characteristics. Loans that no longer exhibit risk characteristics substantially consistent with those of loans within a given pool, may necessitate being evaluated individually, based on management discretion. It is the Corporation's policy to analyze all nonaccrual commercial loans on an individual basis, unless specific circumstances warrant that the loan should continue to be analyzed on a pooled basis. Individually analyzed loans are primarily valued based on the collateral method, however, certain loans may be valued using a cash flow analysis. Pooled loans are segmented based on groups of assigned FFIEC call codes, in order to provide enough granularity to meaningfully capture the risk profile of each instrument, yet broad enough to accurately allow for the application of certain pool-level assumptions.

Quantitative analysis is based on an estimated discounted cash flow analysis (DCF) performed at the loan level. The modeled reserve requirement equals the difference between the book balance of the instrument at the measurement date and the present value of assumed cash flows for the life of the loan. The underlying assumptions of the DCF are based on the relationship between a projected value of an economic indicator, and the implied historical loss experience amongst a group of curated peers. The Corporation utilized a regression analysis to determine suitable loss drivers for each pool of loans. Based on these results, a probability of default (PD) and loss given default (LGD), is assigned to each potential value of an economic indicator for each pool of loans, and is then applied to the portfolio to derive the statistical loss implications thereof. A hypothetical loss for each period of the DCF, as well as implied recovery of past losses, is incorporated into the DCF. The Corporation relies on FOMC data as the source for its readily available and reasonable economic forecast. The forecasted values are applied over a four-quarter period, and revert back to the historic mean of a lookback period over an eight-quarter horizon, on a straight-line basis.
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
The allowance for credit losses is adjusted though a provision (credit) for credit losses, which is charged to operations. Separate provision accounts have been established for on-balance sheet credit exposures and off-balance sheet credit exposures, and are combined in the line item "Provision (credit) for credit losses" on the Corporation's Consolidated Statements of Income. Loans are charged against the allowance for credit losses when management believes that the collectability of all or a portion of the principal is unlikely. Management's evaluation of the adequacy of the allowance for credit losses is performed on a periodic basis and takes into consideration such factors as the outcomes of the quantitative analysis, a review of specific individually analyzed loans, and considerations for qualitative adjustments. While management uses available information to recognize losses on credits, future additions to the allowance may be necessary based on changing economic conditions or portfolio composition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for credit losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
The allowance for credit losses was $20.5 million as of March 31, 2024, and $22.5 million as of December 31, 2023. The allowance for credit losses was 261.28% of non-performing loans as of March 31, 2024, compared to 216.28% as of December 31, 2023. The ratio of allowance for credit losses to total loans was 1.02% at March 31, 2024 and 1.14% as of December 31, 2023. Net charge-offs for the three months ended March 31, 2024 and March 31, 2023 were $0.2 million and $0.3 million, respectively. Net charge-off activity for the three months ended March 31, 2024 primarily reflected activity in the indirect auto segment of the consumer loan portfolio, while activity for the three months ended March 31, 2023 primarily reflected a partial charge off on a commercial and industrial loan, as well as charge-off activity in the indirect auto segment of the consumer loan portfolio.
The decrease in the allowance for credit losses was primarily attributable to the annual review and update performed on the loss drivers used as the basis for the Bank's CECL model. Loss drivers are the economic variables used to make forward looking credit loss projections. Recalibration of the loss drivers resulted in a decline in the baseline loss rates used in the CECL model, however, the composition of the economic variables selected as loss drivers did not change as a result of this update. In addition to the impact of the loss driver update, improvements in FOMC forecasted data and paydown activity on individually analyzed loans contributed to the decrease in the allowance for credit losses. The projected year-end 2024 U.S. unemployment rate improved from 4.1% as of December 2023 to 4.0% as of March 2024, while the projected year-end 2024 U.S. annual GDP growth improved from 1.4% as of December 2023 to 2.1% as of March 2024. Paydown activity on individually analyzed loans for which a specific allocation had been made during the three months ended March 31, 2024 was $0.3 million.

The table below summarizes the Corporation’s allowance for credit losses and nonaccrual loans outstanding by loan category as of March 31, 2024 and December 31, 2023 (in thousands, except percentages):

ALLOWANCE BY LOAN CATEGORY
Balance at March 31, 2024	Allowance for credit losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and agricultural	$4,516	1.61%	$1,617	0.58%	279.28%
Commercial mortgages	10,367	0.90%	3,965	0.35%	261.46%
Residential mortgages	2,062	0.74%	1,118	0.40%	184.44%
Consumer loans	3,526	1.17%	1,135	0.38%	310.66%
Total	$20,471	1.02%	$7,835	0.39%	261.28%

Balance at December 31, 2023	Allowance for credit losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans
Commercial and agricultural	$5,055	1.91%	$1,930	0.73%	261.92%
Commercial mortgages	12,026	1.07%	5,969	0.53%	201.47%
Residential mortgages	2,194	0.79%	1,315	0.47%	166.84%
Consumer loans	3,242	1.05%	1,197	0.39%	270.84%
Total	$22,517	1.14%	$10,411	0.53%	216.28%

(1) Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios at March 31, 2024 and December 31, 2023:

Consolidated Ratios	March 31, 2024	December 31, 2023
Non-performing loans to total loans	0.39%	0.53%
Allowance for credit losses to total loans	1.02%	1.14%
Allowance for credit losses to non-performing loans	261.28%	216.28%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the three months ended March 31, 2024 and March 31, 2023:

Credit Ratios[1]	March 31, 2024	March 31, 2023
Commercial and agricultural	(0.01)%	0.07%
Commercial mortgages	—%	—%
Residential mortgages	—%	—%
Consumer loans	0.30%	0.04%
Total	0.04%	0.02%
[1] Current period annualized.

The table below summarizes the Corporation’s credit loss experience for the three months ended March 31, 2024 and 2023 (in thousands):

SUMMARY OF CREDIT LOSS EXPERIENCE
	Three Months Ended March 31,
	2024	2023
Balance of allowance for credit losses at beginning of period	$22,517	$19,659
Impact of ASC 326 Adoption	—	374
Charge-offs:
Commercial and agricultural	—	190
Commercial mortgages	—	—
Residential mortgages	16	—
Consumer loans	351	193
Total charge-offs	$367	$383
Recoveries:
Commercial and agricultural	$37	$6
Commercial mortgages	1	—
Residential mortgages	22	—
Consumer loans	125	108
Total recoveries	$185	$114
Net charge-offs (recoveries)	182	269
Provision (credit) for credit losses on-balance sheet exposure(1)	(1,864)	311
Balance of allowance for credit losses at end of period	$20,471	$20,075

(1) Additional provision related to off-balance sheet exposure was a credit of $176 thousand for the three months ended March 31, 2024 and a credit of $34 thousand for the three months ended March 31, 2023.

Other Real Estate Owned

OREO totaled $0.6 million as of March 31, 2024, and $0.3 million as of December 31, 2023, respectively. There was one residential mortgage property and two home equity loan properties added to other real estate owned in the first three months of 2024.

Deposits

The table below summarizes the Corporation’s deposit composition by segment at March 31, 2024, and December 31, 2023, and the dollar and percent change from December 31, 2023 to March 31, 2024 (in thousands):

DEPOSITS
					March 31, 2024 v. December 31, 2023
	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non-interest-bearing demand deposits	$656,330	26.5%	$653,166	26.9%	$3,164	0.5%
Interest-bearing demand deposits	315,154	12.7%	291,138	12.0%	24,016	8.2%
Money market accounts	631,350	25.4%	623,714	25.7%	7,636	1.2%
Savings deposits	248,578	10.0%	249,144	10.3%	(566)	(0.2)%
Certificates of deposit $250,000 or less	384,722	15.5%	365,058	15.0%	19,664	5.4%
Certificates of deposit greater than $250,000	90,626	3.7%	76,804	3.1%	13,822	18.0%
Brokered deposits	125,988	5.1%	142,776	5.9%	(16,788)	(11.8)%
Other time deposits	28,024	1.1%	27,627	1.1%	397	1.4%
Total	$2,480,772	100.0%	$2,429,427	100.0%	$51,345	2.1%

Deposits totaled $2.481 billion at March 31, 2024 compared to $2.429 billion at December 31, 2023, an increase of $51.3 million, or 2.1%. The increase was primarily attributable to increases of $33.9 million in time deposits excluding brokered deposits, $24.0 million in interest-bearing demand deposits, $7.6 million in insured money market accounts, and $3.2 million in non-interest bearing demand deposits, offset by decreases of $16.8 million in brokered deposits and $0.6 million in savings deposits.

The growth in deposits was due primarily to increases of $37.5 million in public deposits, $18.2 million in ICS deposits, $10.8 million in consumer deposits, and $5.0 million in commercial deposits, offset by decreases of $16.8 million in brokered deposits, and $3.1 million in CDARS deposits. At March 31, 2024, demand deposit and money market accounts comprised 64.6% of total deposits compared to 64.5% at December 31, 2023. The aggregate amount of the Corporation's outstanding uninsured deposits, was 27.8% and 27.0% of total deposits, as of March 31, 2024 and December 31, 2023, respectively.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	March 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Chemung Canal Trust Company*	$2,109,000	$2,048,465	$1,892,020	$1,739,826	$1,686,370
Capital Bank Division	371,772	380,962	435,207	415,607	351,404
Total	$2,480,772	$2,429,427	$2,327,227	$2,155,433	$2,037,774
*All deposits, excluding those originated by the Capital Bank division.

In addition to consumer, commercial, and public deposits, other sources of funds include reciprocal deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Brokered deposits include funds obtained through brokers. Deposits obtained through the CDARS, ICS, and brokered relationship programs were $439.7 million as of March 31, 2024, including $126.0 million of brokered deposits, and $424.6 million as of December 31, 2023, which included $142.8 million of brokered deposits.

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

Borrowings

Borrowings increased $18.0 million to $53.0 million at March 31, 2024 from December 31, 2023, primarily attributable to a $50.0 million advance from the Federal Reserve, as the Corporation took advantage of lower interest rates offered by the Bank Term Funding Program (BTFP), offset by a decrease of $31.9 million in FHLBNY overnight advances when compared to December 31, 2023. There were no outstanding FHLBNY term advances as of and for the three months ended March 31, 2024, and as of and for the year ended December 31, 2023.

Shareholders’ Equity

Total shareholders' equity increased $1.9 million from $195.2 million at December 31, 2023 to $197.1 million at March 31, 2024, primarily due to an increase in retained earnings, offset by an increase in accumulated other comprehensive loss. The increase in retained earnings of $5.6 million was due primarily to earnings of $7.1 million, offset by $1.5 million in dividends declared during the three months ended March 31, 2024. The increase in accumulated other comprehensive loss of $4.1 million can be mostly attributed to a decrease in the fair market value of the available for sale securities portfolio, due to rising interest rates. Treasury stock decreased $0.4 million, primarily due to the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 7.08% at March 31, 2024 compared to 7.20% at December 31, 2023. The tangible equity to tangible assets ratio was 6.34% at March 31, 2024 compared to 6.45% at December 31, 2023. Book value per share increased to $41.34 at March 31, 2024 from $41.07 at December 31, 2023.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of March 31, 2024, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased in the first quarter of 2024. As of March 31, 2024, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares at March 31, 2024.

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
The Corporation has a detailed Funds Management Policy that includes sections on liquidity measurement and management, and a Liquidity Contingency Plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. This policy and plan are established and revised as needed by the management and Board ALCO committees. The ALCO is responsible for measuring liquidity, establishing liquidity targets and implementing strategies to achieve selected targets. The ALCO is responsible for coordinating activities across the Corporation to ensure that prudent levels of contingent or standby liquidity are available at all times. Based on the ongoing assessment of the liquidity considerations, management believes the Corporation’s sources of funding meet anticipated funding needs.
As of March 31, 2024, the Corporation's cash and cash equivalents balance was $94.9 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities, U.S. Gov't Treasury securities, Small Business Administration loan pools, and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of March 31, 2024, the Corporation's investment in securities available for sale was $566.0 million, $240.3 million of which was not pledged as collateral.

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. The Bank has pledged $254.0 million and $254.6 million of residential mortgage loans and home equity loans under a blanket lien arrangement at March 31, 2024 and December 31, 2023, respectively, as collateral for future borrowings. Based on this available collateral, securities held and current advances outstanding, the Corporation was eligible to borrow up to a total of $231.0 million and $193.4 million at March 31, 2024 and December 31, 2023, respectively. The Corporation did not borrow with the FHLBNY as of March 31, 2024, and borrowed FHLBNY overnight advances of $31.9 million as of December 31, 2023. The Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $231.0 million as of March 31, 2024. Borrowings may be used on a short-terms basis for liquidity purposes or on a long-term basis to fund asset growth.
Uninsured deposits totaled $689.4 million as of March 31, 2024, and $655.7 million as of December 31, 2023, which included $190.7 million and $153.2 million of municipal deposits that were collateralized by pledged assets, respectively. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions due to their fluidity.
The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. Brokered deposits were $126.0 million and $142.8 million, as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, brokered deposits carried terms between two and 48 months with staggered maturities. The Corporation also had a total of $60.0 million of unsecured lines of credit with five different financial institutions, all of which was available at March 31, 2024 and December 31, 2023.
On March 12, 2023, the Treasury Department, Federal Reserve, and FDIC jointly announced a new liquidity program, the Bank Term Funding Program (BTFP), in response to the failure of two banks earlier that week. Under the BTFP, institutions could pledge certain securities (i.e., securities eligible for purchase by the Federal Reserve Banks in open market operations) for the par value of the securities at a borrowing rate of ten basis points over the one-year overnight index swap rate. Certain U.S. federally insured depository institutions were eligible to participate in the BTFP. No new borrowings may be made under the BTFP after March 11, 2024. In January 2024, the Corporation utilized the BTFP, with an advance of $50.0 million, at an interest rate of 4.91%, which matures in January 2025, and may be repaid at any time without prepayment penalty. Also available to the Corporation is the Discount Window Lending provided by the Federal Reserve Bank.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$7,934	$10,686
Net cash used in investing activities	(17,866)	(29,923)
Net cash provided (used) by financing activities	67,947	(1,991)
Net increase (decrease) in cash and cash equivalents	$58,015	$(21,228)

Operating activities
The Corporation believes cash flows from operations, available cash balances, and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first three months of 2024 and 2023 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first three months of 2024 and 2023 predominantly resulted from a net increase in loans, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first three months of 2024 predominantly resulted from an increase in deposits, including brokered deposits, and an advance from the Federal Reserve BTFP, offset by a net repayment of overnight advances held at the end of the prior quarter. Cash used by financing activities during the first three months of 2023 predominantly resulted from the net repayment of overnight advances held at the end of the prior quarter, offset by a net increase in deposits.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of March 31, 2024 and December 31, 2023, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of March 31, 2024, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of March 31, 2024 and December 31, 2023 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of March 31, 2024 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$266,595	13.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$257,952	12.76%	$161,762	8.00%	$212,313	10.50%	$202,203	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$245,382	12.13%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$236,739	11.71%	$121,322	6.00%	$171,872	8.50%	$161,762	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$245,382	12.13%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$236,739	11.71%	$90,991	4.50%	$141,542	7.00%	$131,432	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$245,382	8.79%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$236,739	8.49%	$111,572	4.00%	N/A	N/A	$139,466	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2023 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$262,864	13.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,783	12.76%	$158,438	8.00%	$207,950	10.50%	$198,048	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$239,429	12.08%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	11.58%	$118,829	6.00%	$168,341	8.50%	$158,438	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$239,429	12.08%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	11.58%	$89,122	4.50%	$138,634	7.00%	$128,731	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$239,429	8.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	8.26%	$111,034	4.00%	N/A	N/A	$138,792	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. At March 31, 2024, the Bank could, without prior approval, declare dividends of approximately $47.0 million.

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

NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Net interest income (GAAP)	$18,089	$17,898	$18,017	$18,595	$19,947
Fully taxable equivalent adjustment	84	87	87	92	98
Fully taxable equivalent net interest income (non-GAAP)	$18,173	$17,985	$18,104	$18,687	$20,045

Average interest-earning assets (GAAP)	$2,681,059	$2,654,638	$2,627,012	$2,609,893	$2,592,709

Net interest margin - fully taxable equivalent (non-GAAP)	2.73%	2.69%	2.73%	2.87%	3.14%

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

EFFICIENCY RATIO	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Net interest income (GAAP)	$18,089	$17,898	$18,017	$18,595	$19,947
Fully taxable equivalent adjustment	84	87	87	92	98
Fully taxable equivalent net interest income (non-GAAP)	$18,173	$17,985	$18,104	$18,687	$20,045

Non-interest income (GAAP)	$5,657	$5,871	$7,808	$5,447	$5,423
Less: changes in fair value of equity investments	—	39	—	—	—
Less: recognition of employee retention tax credit	—	—	(2,370)	—	—
Adjusted non-interest income (non-GAAP)	$5,657	$5,910	$5,438	$5,447	$5,423

Non-interest expense (GAAP)	$16,698	$16,826	$15,668	$15,913	$15,836
Less: amortization of intangible assets	—	—	—	—	—
Adjusted non-interest expense (non-GAAP)	$16,698	$16,826	$15,668	$15,913	$15,836

Efficiency ratio (unadjusted)	70.32%	70.79%	60.67%	66.19%	62.42%
Efficiency ratio (adjusted)	70.07%	70.42%	66.55%	65.94%	62.18%

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

TANGIBLE EQUITY AND TANGIBLE ASSETS (PERIOD END)	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Total shareholders' equity (GAAP)	$197,128	$195,241	$170,064	$177,426	$177,341
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible equity (non-GAAP)	$175,304	$173,417	$148,240	$155,602	$155,517

Total assets (GAAP)	$2,784,890	$2,710,529	$2,707,834	$2,674,673	$2,654,183
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,763,066	$2,688,705	$2,686,010	$2,652,849	$2,632,359

Total equity to total assets at end of period (GAAP)	7.08%	7.20%	6.28%	6.63%	6.68%
Book value per share (GAAP)	$41.34	$41.07	$35.90	$37.49	$37.53

Tangible equity to tangible assets at end of period (non-GAAP)	6.34%	6.45%	5.52%	5.87%	5.91%
Tangible book value per share (non-GAAP)	$36.77	$36.48	$31.29	$32.88	$32.91

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

TANGIBLE EQUITY (AVERAGE)	As of or for the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Total average shareholders' equity (GAAP)	$195,860	$174,868	$179,700	$180,357	$173,786
Less: average intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Average tangible equity (non-GAAP)	$174,036	$153,044	$157,876	$158,533	$151,962

Return on average equity (GAAP)	14.48%	8.63%	16.89%	13.97%	16.97%
Return on average tangible equity (non-GAAP)	16.29%	9.86%	19.22%	15.89%	19.40%

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

NON-GAAP NET INCOME	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Reported net income (GAAP)	$7,050	$3,802	$7,648	$6,280	$7,270
Net (gains) losses on security transactions (net of tax)	—	29	—	—	—
Recognition of employee retention tax credit	—	—	(1,873)	—	—
Non- GAAP net income	$7,050	$3,831	$5,775	$6,280	$7,270

Average basic and diluted shares outstanding	4,764	4,743	4,736	4,729	4,721

Reported basic and diluted earnings per share (GAAP)	$1.48	$0.80	$1.61	$1.33	$1.54
Reported return on average assets (GAAP)	1.04%	0.56%	1.14%	0.95%	1.12%
Reported return on average equity (GAAP)	14.48%	8.63%	16.89%	13.97%	16.97%

Non-GAAP basic and diluted earnings per share	$1.48	$0.81	$1.21	$1.33	$1.54
Non-GAAP return on average assets	1.04%	0.57%	0.86%	0.95%	1.12%
Non-GAAP return on average equity	14.48%	8.69%	12.75%	13.97%	16.97%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. At March 31, 2024, it is estimated that immediate decreases in interest rates of 100-basis points and 200-basis points would positively impact the next 12 months net interest income by 2.98% and 4.62%, respectively. Immediate increases in interest rates of 100-basis points and 200-basis points would positively impact the next 12 months net interest income by 2.18% and 4.34%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
200 basis points decrease	4.62%
100 basis points decrease	2.98%
100 basis points increase	2.18%
200 basis points increase	4.34%

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. At March 31, 2024, it is estimated that immediate decreases in interest rates of 100-basis points and 200-basis points would positively impact the market value of the Corporation’s capital account by 4.34% and 6.41% respectively. Immediate increases in interest rates of 100-basis points and 200-basis points would positively impact the market value by 0.47% and 0.83% respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
200 basis points decrease	6.41%
100 basis points decrease	4.34%
100 basis points increase	0.47%
200 basis points increase	0.83%

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial and accounting officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2024 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial and accounting officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2024. In addition, there have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of March 31, 2024.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 13, 2024. Additional risks not presently known to us, or that we currently deem immaterial, may adversely affect our business, financial condition or results of operations.

ITEM 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2024	—	—	—	200,816
February 1 - February 29, 2024	—	—	—	200,816
March 1 - March 31, 2024	—	—	—	200,816
Quarter ended March 1, 2024	—	$—	—	200,816
(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of March 31, 2024 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

During the first quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 6.    EXHIBITS

    The following exhibits are either filed with this Form 10-Q or are incorporated herein by reference. The Corporation’s Securities Exchange Act File number is 000-13888.

3.1	Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984 (as incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.2	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988 (as incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.3	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998 (as incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the Commission on March 15, 2006).

3.4	Amended and Restated Bylaws of Chemung Financial Corporation, as amended August 17, 2022 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on August 19, 2022).

31.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATED: May 8, 2024	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: May 8, 2024	By: /s/ Dale M. McKim, III
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended August 17, 2022 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on August 19, 2022).

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