Form 10-Q
period 2024-06-30
CHEMUNG FINANCIAL CORP
filed 2024-08-07
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 4,756,024 shares of Common Stock, $0.01 par value, outstanding.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS

To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Abbreviations

ACL	Allowance for Credit Losses
AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
Board of Directors	Board of Directors of Chemung Financial Corporation
BTFP	Bank Term Funding Program
CAM	Common Area Maintenance Charges
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit loss
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
CRM	Chemung Risk Management, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLBNY	Federal Home Loan Bank of New York
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity securities
IAS	International Accounting Standards
ICS	Insured Cash Sweep Service
LGD	Loss given default
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
OPEB	Other postemployment benefits
OREO	Other real estate owned
PD	Probability of default

ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
WMG	Wealth Management Group

Terms

Allowance for Credit Losses	Replaces the Allowance for Loan and Lease Losses as the contra asset account used to represent the lifetime amount the Corporation anticipates will be unrecoverable from its assets. The ACL conforms to the CECL requirements as outlined in ASU 2016-13, and was implemented by the Corporation on January 1, 2023.
Allowance for credit losses to total loans	Represents period-end allowance for credit losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel I	A set of international banking regulations, which set out the minimum capital requirements of financial institutions with the goal of minimizing credit risk. The primary focus was on credit risk by creating a bank asset classification system.
Basel III
A comprehensive set of reform measures designed to improve the regulation, supervision, and risk management within the banking sector. The reforms require banks to maintain proper leverage ratios and meet certain capital requirements.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Canal Bank	Division of Chemung Canal Trust Company located in the “Western Region” of New York State, including Erie County.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany, Saratoga, and Schenectady.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Common Area Maintenance (CAM)	Expenses associated with shared-space maintenance of leased premises.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Employee Retention Tax Credit	The Employee Retention Tax Credit is a refundable payroll tax credit available to eligible employers as defined by the CARES Act of 2020, and amended by the Consolidated Appropriations Act of 2021 and American Rescue Plan Act of 2021.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.

GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
MasterCard	Payment card services vendor.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprises	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities and investment company-related requirements.
Risk-Weighted Assets (RWA)	Risk-weighted assets consist of on and off balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.

Tax Act	The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from financial institutions	$23,184	$22,247
Interest-earning deposits in other financial institutions	47,033	14,600
Total cash and cash equivalents	70,217	36,847

Equity investments, at estimated fair value	3,090	3,046
Securities available for sale, at estimated fair value (amortized cost of $641,320, at June 30, 2024 and $669,092 at December 31, 2023, net of allowance for credit losses on securities of $0 at June 30, 2024 and December 31, 2023, respectively)	550,927	583,993
Securities held to maturity, (estimated fair value of $657 at June 30, 2024 and $785 at December 31, 2023, net of allowance for credit losses of $0 at June 30, 2024 and December 31, 2023, respectively)	657	785
FHLBNY and FRBNY Stock, at cost	5,506	5,498

Loans, net of deferred loan fees	2,011,472	1,972,664
Allowance for credit losses	(21,031)	(22,517)
Loans, net	1,990,441	1,950,147

Loans held for sale	381	—
Premises and equipment, net	14,731	14,571
Operating lease right-of-use assets	5,827	5,648
Goodwill	21,824	21,824
Bank-owned life insurance	2,933	2,914
Interest rate swap assets	25,424	23,942
Accrued interest receivable and other assets	63,855	61,314

Total assets	$2,755,813	$2,710,529

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$619,192	$653,166
Interest-bearing	1,796,729	1,776,261
Total deposits	2,415,921	2,429,427

Overnight and short-term advances	80,000	31,920
Long term finance lease obligation	3,835	3,050
Operating lease liabilities	6,009	5,827
Dividends payable	1,473	1,469
Interest rate swap liabilities	25,432	23,981
Accrued interest payable and other liabilities	21,921	19,614
Total liabilities	2,554,591	2,515,288

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2024 and December 31, 2023	53	53
Additional paid-in capital	48,102	47,773
Retained earnings	239,021	229,930
Treasury stock, at cost; 555,558 shares at June 30, 2024 and 572,663 shares at December 31, 2023	(16,043)	(16,502)
Accumulated other comprehensive loss	(69,911)	(66,013)
Total shareholders' equity	201,222	195,241

Total liabilities and shareholders' equity	$2,755,813	$2,710,529
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$27,514	$23,791	$54,712	$46,080
Taxable securities	3,251	3,630	6,808	7,213
Tax exempt securities	254	259	512	520
Interest-earning deposits	367	116	573	213
Total interest and dividend income	31,386	27,796	62,605	54,026
Interest expense:
Deposits	12,711	8,469	24,856	13,856
Borrowed funds	914	732	1,899	1,628
Total interest expense	13,625	9,201	26,755	15,484
Net interest income	17,761	18,595	35,850	38,542
Provision (credit) for credit losses	879	236	(1,161)	513
Net interest income after provision for credit losses	16,882	18,359	37,011	38,029

Non-interest income:
WMG fee income	2,860	2,603	5,563	5,183
Service charges on deposit accounts	964	959	1,913	1,900
Interchange revenue from debit card transactions	1,141	1,194	2,204	2,327
Changes in fair value of equity investments	14	(103)	115	(31)
Net gains (losses) on sales of loans held for sale	39	18	71	23
Net gains on sales of other real estate owned	(3)	14	(3)	14
Income from bank-owned life insurance	10	11	19	21
Other	573	751	1,373	1,433
Total non-interest income	5,598	5,447	11,255	10,870

Non-interest expense:
Salaries and wages	6,823	6,704	13,839	13,487
Pension and other employee benefits	2,078	1,808	4,160	3,488
Other components of net periodic pension and postretirement benefits	(232)	(174)	(464)	(348)
Net occupancy	1,445	1,440	2,938	2,905
Furniture and equipment	397	461	795	879
Data processing	2,297	2,473	4,870	4,854
Professional services	558	602	1,117	1,042
Marketing and advertising	388	170	733	502
Other real estate owned	12	1	61	39
FDIC insurance	516	586	1,093	1,083
Loan expense	200	308	455	540
Other	1,737	1,534	3,320	3,278
Total non-interest expense	16,219	15,913	32,917	31,749
Income before income tax expense	6,261	7,893	15,349	17,150
Income tax expense	1,274	1,613	3,312	3,600
Net income	$4,987	$6,280	$12,037	$13,550

Weighted average shares outstanding	4,770	4,729	4,767	4,725
Basic and diluted earnings per share	$1.05	$1.33	$2.53	$2.87
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$4,987	$6,280	$12,037	$13,550
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	218	(7,156)	(5,295)	669
Tax effect	56	(1,874)	(1,387)	176
Net of tax amount	162	(5,282)	(3,908)	493

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of net actuarial loss	7	12	14	24
Total before tax effect	7	12	14	24
Tax effect	2	3	4	6
Net of tax amount	5	9	10	18

Total other comprehensive income (loss)	167	(5,273)	(3,898)	511

Comprehensive income	$5,154	$1,007	$8,139	$14,061
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2023	$53	$47,387	$216,594	$(17,219)	$(69,473)	$177,342

Net income	—	—	6,280	—	—	6,280
Other comprehensive loss	—	—	—	—	(5,273)	(5,273)
Restricted stock awards	—	285	—	—	—	285
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Cash dividends declared ($0.31 per share)	—	—	(1,462)	—	—	(1,462)
Sale of 6,955 shares of treasury stock (a)	—	52	—	198	—	250
Forfeiture of 326 shares of restricted stock awards	—	11	—	(12)	—	(1)
Balances at June 30, 2023	$53	$47,740	$221,412	$(17,033)	$(74,746)	$177,426

Balances at March 31, 2024	$53	$47,794	$235,506	$(16,147)	$(70,078)	$197,128

Net income	—	—	4,987	—	—	4,987
Other comprehensive income	—	—	—	—	167	167
Restricted stock awards	—	305	—	—	—	305
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Distribution of 1,369 shares of treasury stock grants for employee restricted stock awards	—	(39)	—	39	—	—
Cash dividends declared ($0.31 per share)	—	—	(1,472)	—	—	(1,472)
Sale of 2,414 shares of treasury stock (a)	—	32	—	70	—	102
Forfeiture of 115 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at June 30, 2024	$53	$48,102	$239,021	$(16,043)	$(69,911)	$201,222
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2023	$53	$47,331	$211,859	$(17,598)	$(75,257)	$166,388
Cumulative effect of accounting change (b)	—	—	(1,076)	—	—	(1,076)
Balances at January 1, 2023, as adjusted	53	47,331	210,783	(17,598)	(75,257)	165,312
Net income	—	—	13,550	—	—	13,550
Other comprehensive loss	—	—	—	—	511	511
Restricted stock awards	—	548	—	—	—	548
Restricted stock units for directors' deferred compensation plan	—	10	—	—	—	10
Distribution of 4,577 shares of treasury stock grants for employee restricted stock awards	—	(131)	—	131	—	—
Cash dividends declared ($0.62 per share)	—	—	(2,921)	—	—	(2,921)
Distribution of 8,492 shares of treasury stock for directors' compensation	—	(147)	—	243	—	96
Repurchase of 2,148 shares of common stock	—	—	—	(98)	—	(98)
Sale of 10,509 shares of treasury stock (a)	—	118	—	301	—	419
Forfeiture of 326 shares of restricted stock awards	—	11	—	(12)	—	(1)
Balances at June 30, 2023	$53	$47,740	$221,412	$(17,033)	$(74,746)	$177,426

Balances at January 1, 2024	$53	$47,773	$229,930	$(16,502)	$(66,013)	$195,241

Net income	—	—	12,037	—	—	12,037
Other comprehensive loss	—	—	—	—	(3,898)	(3,898)
Restricted stock awards	—	613	—	—	—	613
Restricted stock units for directors' deferred compensation plan	—	10	—	—	—	10
Distribution of 5,942 shares of treasury stock grants for employee restricted stock awards	—	(171)	—	171	—	—
Cash dividends declared ($0.62 per share)	—	—	(2,946)	—	—	(2,946)
Distribution of 7,515 shares of treasury stock for directors' compensation	—	(217)	—	217	—	—
Repurchase of 1,707 shares of common stock	—	—	—	(82)	—	(82)
Sale of 5,470 shares of treasury stock (a)	—	89	—	158	—	247
Forfeiture of 115 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at June 30, 2024	$53	$48,102	$239,021	$(16,043)	$(69,911)	$201,222

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Due to implementation of ASC 326.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2024	2023
Net income	$12,037	$13,550
Adjustments to reconcile net income to net cash provided by operating activities:
(Increases in) Amortization of right-of-use assets	(179)	399
Provision (credit) for credit losses	(1,161)	513
(Gains) Loss on disposal of fixed assets	(40)	3
Depreciation and amortization of fixed assets	936	1,060
Amortization of premiums on securities, net	1,114	1,270
Gain on sales of loans held for sale, net	(71)	(23)
Proceeds from sales of loans held for sale	3,866	1,318
Loans originated and held for sale	(4,176)	(2,080)
Net losses (gains) on sale of other real estate owned	3	(14)
Fair value adjustment on other real estate owned	—	(3)
Net change in fair value of equity investments	(115)	31
Proceeds from sales of equity investments	134	39
Purchase of equity investments	(63)	(81)
(Increase) Decrease in other assets and accrued interest receivable	(938)	1,317
Increase in accrued interest payable	2,718	1,964
Expense related to restricted stock units for directors' deferred compensation plan	10	10
Expense related to employee restricted stock awards	613	548
Increases in (payments on) operating lease liabilities	182	(392)
Net (gain) loss on interest rate swaps	(31)	(55)
Decrease in other liabilities	(398)	(1,488)
Income from bank owned life insurance	(19)	(21)
Net cash provided by operating activities	14,422	17,865
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	26,657	30,883
Proceeds from maturities and principal collected on securities held to maturity	128	619
Purchases of securities available for sale	—	(3,207)
Purchase of FHLBNY and FRBNY stock	(18,165)	(29,969)
Redemption of FHLBNY and FRBNY stock	18,157	31,838
Proceeds from sales of fixed assets	44	—
Purchases of premises and equipment	(1,100)	(446)
Proceeds from sale of other real estate owned	185	154
Net increase in loans	(39,540)	(64,566)
Net cash used in investing activities	(13,634)	(34,694)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest-bearing demand, savings, and insured money market deposits	(7,941)	(80,135)
Net (decrease) increase in time deposits	(5,565)	143,102
Net change in FHLBNY and FRBNY advances	48,080	(45,050)
Increases in (payments on) finance leases	785	(138)
Purchase of treasury stock	(82)	(98)
Sale of treasury stock	247	419
Cash dividends paid	(2,942)	(2,914)
Net cash provided by financing activities	32,582	15,186
Net increase (decrease) in cash and cash equivalents	33,370	(1,643)
Cash and cash equivalents, beginning of period	36,847	55,869
Cash and cash equivalents, end of period	$70,217	$54,226
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2024	2023
Cash paid for:
Interest	$24,037	$13,520
Income taxes	3,284	4,056

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	407	108
Dividends declared, not yet paid	1,473	1,462
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

Recent Accounting Pronouncements
In March 2024, the U.S. Securities and Exchange Commission ("SEC") issued SEC Release No. 33-11275, adopting its final rule “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” This rule will require registrants to disclose limited climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the implementation of its final rule, pending judicial review. As a smaller reporting company, these disclosure requirements, once issued in the final rule, would apply to the Corporation's filings for the fiscal year beginning January 1, 2027.

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

Use of Analogous Accounting Standards
Under U.S. GAAP, there is no specific guidance related to government assistance received by a for-profit entity that is not in the form of a loan, income tax credit, or revenue from a contract with a customer. Therefore, the Corporation must rely upon analogous accounting standards to determine appropriate treatment when such circumstances arise. During 2023, the Corporation accounted for the recognition of the Employee Retention Tax Credit (ERTC) using ASC 958-605, Revenue Recognition for Not-for-Profit entities. ASC 958-10-15-1 specifies that certain Subtopics within ASC 958-605 also apply to business entities. In November 2023, the FASB added a project relating to receipt of government grants by business entities to its technical agenda, and in April 2024 announced that it will pursue an approach modeled on International Accounting Standards (IAS) 20 - Accounting for Government Grants and Disclosure of Government Assistance. The ERTC is within the scope of this project.
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

Earnings per share were computed by dividing net income by 4,770 and 4,729 weighted average shares outstanding for the three month periods ended June 30, 2024 and 2023, respectively. Earnings per share were computed by dividing net income by 4,767 and 4,725 weighted average shares outstanding for the six month periods ended June 30, 2024 and 2023, respectively. There were no common stock equivalents during the three and six month periods ended June 30, 2024 or 2023.

NOTE 3        SECURITIES

The following tables present amortized cost and estimated fair value of securities available for sale as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$59,845	$—	$4,371	$—	$55,474
Mortgage-backed securities, residential	456,788	7	77,046	—	379,749
Obligations of states and political subdivisions	38,063	—	2,283	—	35,780
Corporate bonds and notes	25,750	—	4,342	—	21,408
SBA loan pools	60,874	61	2,419	—	58,516
Total	$641,320	$68	$90,461	$—	$550,927

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$59,812	$—	$4,480	$—	$55,332
Mortgage-backed securities, residential	476,240	6	72,422	—	403,824
Obligations of states and political subdivisions	39,503	—	817	—	38,686
Corporate bonds and notes	25,750	—	5,081	—	20,669
SBA loan pools	67,787	75	2,380	—	65,482
Total	$669,092	$81	$85,180	$—	$583,993

The following tables present amortized cost and estimated fair value of securities held to maturity as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Obligations of states and political subdivisions	$657	$—	$—	$657	$—

	December 31, 2023
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Obligations of states and political subdivisions	$785	$—	$—	$785	$—

The amortized cost and estimated fair value of debt securities are shown below by expected maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2024
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$18,753	$17,863	$—	$—
After one, but within five years	87,593	80,490	97	97
After five, but within ten years	17,162	14,172	560	560
After ten years	150	137	—	—
	123,658	112,662	657	657
Mortgage-backed securities, residential	456,788	379,749	—	—
SBA loan pools	60,874	58,516	—	—
Total	$641,320	$550,927	$657	$657

There were no proceeds from sales and calls of securities resulting in gains or losses for the six month periods ended June 30, 2024 and 2023.

The following tables summarize the investment securities available for sale with unrealized losses as of June 30, 2024 and December 31, 2023 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$—	$—	$55,474	$4,371	$55,474	$4,371
Mortgage-backed securities, residential	—	—	378,735	77,046	378,735	77,046
Obligations of states and political subdivisions	106	4	35,674	2,279	35,780	2,283
Corporate bonds and notes	1,881	119	19,527	4,223	21,408	4,342
SBA loan pools	—	—	52,872	2,419	52,872	2,419
Total temporarily impaired securities	$1,987	$123	$542,282	$90,338	$544,269	$90,461

	Less than 12 months		12 months or longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$—	$—	$55,332	$4,480	$55,332	$4,480
Mortgage-backed securities, residential	—	—	402,986	72,422	402,986	72,422
Obligations of states and political subdivisions	17,891	241	20,686	576	38,577	817
Corporate bonds and notes	7,492	2,508	13,177	2,573	20,669	5,081
SBA loan pools	3,914	13	54,468	2,367	58,382	2,380
Total temporarily impaired securities	$29,297	$2,762	$546,649	$82,418	$575,946	$85,180

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility in earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying material unrealized losses as of June 30, 2024.

Obligations of U.S. Governmental agencies and sponsored enterprises:
As of June 30, 2024, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Declines in fair value were attributable to changes in interest rates and illiquidity, not credit quality. The Corporation does not have the intent, and it is not likely to be required to, sell these securities prior to anticipated recovery. Due to affiliations with U.S. governmental agencies and or enterprises, the Corporation considers these obligations to carry zero loss estimates, and has not recorded an allowance for credit losses as of June 30, 2024.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviewed the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. Therefore, the Corporation considers the potential credit risk of these issuers to be immaterial, and has not recorded an allowance for credit losses as of June 30, 2024. The decrease in market value is attributable to changes in interest rates.

Equity Method Investments
The Corporation holds a non-qualified deferred compensation plan to allow a select group of management and employees the opportunity to defer all or a portion of their annual compensation, and treats assets held under this plan as equity method investments. As of June 30, 2024 and December 31, 2023, the fair value of investments held in relation to the deferred compensation plan was $2.5 million and $2.4 million, respectively. The Corporation also held $0.5 million and $0.6 million of marketable securities as equity method investments as of June 30, 2024 and December 31, 2023, respectively.

NOTE 4        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Commercial and industrial	$290,546	$264,396
Commercial mortgages:
Construction	146,369	138,887
Commercial mortgages, other	1,008,343	984,038
Residential mortgages	271,620	277,992
Consumer loans:
Home equity lines and loans	87,228	87,056
Indirect consumer loans	198,407	210,423
Direct consumer loans	8,959	9,872
Total loans, net of deferred loan fees and costs	2,011,472	1,972,664
Allowance for credit losses	(21,031)	(22,517)
Loans, net	$1,990,441	$1,950,147
The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.
Accrued interest receivable on loans totaled $7.9 million as of June 30, 2024 and $7.8 million as of December 31, 2023. Accrued interest receivable on loans is included in the Accrued interest receivable and other assets line item on the Corporation's Consolidated Balance Sheets, and is excluded from the amortized cost basis of loans and estimate of the allowance for credit losses, as presented in this Note.
Commercial and industrial loans includes agricultural loans which totaled $0.2 million and $0.3 million as of June 30, 2024 and December 31, 2023. Agricultural loans were previously presented as a standalone loan category. Prior period information included in this Note reflects agricultural loans as a component of commercial and industrial loans.
The following tables present the activity in the allowance for credit losses by portfolio segment for the three month periods ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended June 30, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, April 1, 2024	$4,516	$10,367	$2,062	$3,526	$20,471
Charge-offs	—	—	(3)	(446)	(449)
Recoveries	13	1	26	103	143
Net recoveries (charge-offs)	13	1	23	(343)	(306)
Provision (1)	365	162	21	318	866
Ending balance, June 30, 2024	$4,894	$10,530	$2,106	$3,501	$21,031

(1)Additional provision related to off-balance sheet exposure was $13 thousand for the three months ended June 30, 2024.

	Three Months Ended June 30, 2023
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, April 1, 2023	$4,053	$10,983	$1,892	$3,147	$20,075
Charge-offs	(9)	—	—	(242)	(251)
Recoveries	3	1	—	101	105
Net recoveries (charge-offs)	(6)	1	—	(141)	(146)
Provision (1)	74	10	13	146	243
Ending balance, June 30, 2023	$4,121	$10,994	$1,905	$3,152	$20,172

(1)Additional provision related to off-balance sheet exposure was a $7 thousand credit for the three months ended June 30, 2023.

The following tables present the activity in the allowance for credit losses by portfolio segment for the six month periods ended June 30, 2024 and June 30, 2023 (in thousands):

	Six Months Ended June 30, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2024	$5,055	$12,026	$2,194	$3,242	$22,517
Charge-offs	—	—	(19)	(797)	(816)
Recoveries	50	2	49	227	328
Net recoveries (charge-offs)	50	2	30	(570)	(488)
Provision (credit) (1)	(211)	(1,498)	(118)	829	(998)
Ending balance, June 30, 2024	$4,894	$10,530	$2,106	$3,501	$21,031

(1)Additional provision related to off-balance sheet exposure was a $163 thousand credit for the six months ended June 30, 2024.

The Corporation performs an annual update to the loss drivers used in modeling its estimate of the allowance for credit losses. Annual updates for the model in 2024 were completed during the three month period ended March 31, 2024.

	Six Months Ended June 30, 2023
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2023	$3,373	$11,576	$1,845	$2,865	$19,659
Cumulative effect adjustment for the adoption of ASC 326	909	(695)	(16)	176	374
Beginning balance after cumulative effect adjustment, January 1, 2023	4,282	10,881	1,829	3,041	20,033
Charge-offs	(199)	—	—	(437)	(636)
Recoveries	8	1	—	212	221
Net recoveries (charge-offs)	(191)	1	—	(225)	(415)
Provision (1)	30	112	76	336	554
Ending balance, June 30, 2023	$4,121	$10,994	$1,905	$3,152	$20,172

(1)Additional provision related to off-balance sheet exposure was a $41 thousand credit for the six months ended June 30, 2023.

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
The following tables present the activity in the allowance for credit losses on unfunded commitments for the three and six month periods ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended
Allowance for credit losses on unfunded commitments	June 30, 2024	June 30, 2023
Beginning balance	$743	$1,048
Provision (credit) for credit losses on unfunded commitments	13	(7)
Ending balance	$756	$1,041

	For the Six Months Ended
Allowance for credit losses on unfunded commitments	June 30, 2024	June 30, 2023
Beginning balance	$919	$—
Impact of ASC 326 adoption	—	1,082
Provision (credit) for credit losses on unfunded commitments	(163)	(41)
Ending balance	$756	$1,041

The following tables present the provision for credit losses on loans and unfunded commitments for the three and six month periods ended June 30, 2024 and June 30, 2023 (in thousands):

	For the Three Months Ended
Provision (credit) for credit losses	June 30, 2024	June 30, 2023
Provision for credit losses on loans	$866	$243
Provision (credit) for credit losses on unfunded commitments	13	(7)
Total provision (credit) for credit losses	$879	$236

	For the Six Months Ended
Provision for credit losses	June 30, 2024	June 30, 2023
Provision (credit) for credit losses on loans	$(998)	$554
Provision (credit) for credit losses on unfunded commitments	(163)	(41)
Total provision (credit) for credit losses	$(1,161)	$513

The following tables present the balance in the allowance for credit losses by portfolio segment, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$1,860	$21	$—	$—	$1,881
Collectively analyzed	3,034	10,509	2,106	3,501	19,150
Total ending allowance balance	$4,894	$10,530	$2,106	$3,501	$21,031

	December 31, 2023
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Totals
Ending allowance balance attributable to loans:
Individually analyzed	$1,928	$27	$—	$—	$1,955
Collectively analyzed	3,127	11,999	2,194	3,242	20,562
Total ending allowance balance	$5,055	$12,026	$2,194	$3,242	$22,517

The following tables present the amortized cost basis of loans by portfolio segment, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
Amortized cost basis of loans:	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$2,102	$3,947	$—	$—	$6,049
Collectively analyzed	288,444	1,150,765	271,620	294,594	2,005,423
Total ending loans balance	$290,546	$1,154,712	$271,620	$294,594	$2,011,472

	December 31, 2023
Amortized cost basis of loans:	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$2,067	$5,968	$—	$—	$8,035
Collectively analyzed	262,329	1,116,957	277,992	307,351	1,964,629
Total ending loans balance	$264,396	$1,122,925	$277,992	$307,351	$1,972,664

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

The following tables summarize the amortized cost basis of loans modified during the three and six month periods ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended June 30, 2024
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Residential mortgages	$—	$—	$—	$440	$—	$440	0.16%
Total	$—	$—	$—	$440	$—	$440

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	Three Months Ended June 30, 2023
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial mortgages, other	$—	$—	$—	$1,920	$—	$1,920	0.21%
Total	$—	$—	$—	$1,920	$—	$1,920

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	Six Months Ended June 30, 2024
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Residential mortgages	$—	$—	$—	$440	$—	$440	0.16%
Total	$—	$—	$—	$440	$—	$440

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	Six Months Ended June 30, 2023
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial mortgages, other	$—	$—	$275	$1,920	$—	$2,195	0.24%
Total	$—	$—	$275	$1,920	$—	$2,195

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended June 30, 2024
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Residential mortgages	$—	—%	0	6

	Three Months Ended June 30, 2023
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Commercial mortgages, other	$—	—%	0	4

	Six Months Ended June 30, 2024
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Residential mortgages	$—	—%	0	6

	Six Months Ended June 30, 2023
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Commercial mortgages, other	$—	—%	60	4

The Corporation had no outstanding commitments to lend additional amounts to borrowers for which modifications subject to ASU 2022-02 were made during the three and six month periods ended June 30, 2024 and June 30, 2023.

During the six month period ended June 30, 2024, the Corporation had one loan, a commercial and industrial loan which was given a six month term extension during the three month period ended September 30, 2023, which experienced a payment default within twelve months of modification. There were no loans that defaulted during the three or six month periods ended June 30, 2023 for which modifications were made subsequent to the adoption of ASU 2022-02 on January 1, 2023.

The Corporation monitors the performance of loans that have previously been modified under the guidance of ASU 2022-02 in order to gauge the effectiveness of modifications, and to determine the degree to which borrowers continue to demonstrate financial weakness following modification. The following tables present the performance of such loans that have been modified in the twelve month period preceding June 30, 2024 and the six month period preceding June 30, 2023 (in thousands):

	Twelve Months Ended June 30, 2024
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$675	$121	$796
Residential mortgages	—	—	440	—	440
Home equity lines and loans	—	—	—	116	116
Total	$—	$—	$1,115	$237	$1,352

During the six months ended June 30, 2024, a commercial mortgage that was granted a payment delay during the three months ended June 30, 2023 executed an early payoff. The amortized basis of the loan prior to the payoff was $1.9 million.

	Six Months Ended June 30, 2023 (1)
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial mortgages, other	$—	$—	$—	$271	$271

(1) Represents loans modified during the six month period subsequent to the adoption of ASU 2022-02 on January 1, 2023.

Collateral Dependent Individually Analyzed Loans
As of June 30, 2024, the amortized cost basis of individually analyzed loans totaled $6.0 million, of which $4.2 million were considered collateral dependent. As of December 31, 2023 the amortized cost basis of individually analyzed loans totaled $8.0 million, of which $6.3 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.
Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage. The Corporation closely monitors trends in real estate values throughout its market area to determine whether collateral values, after appropriate discounting, are likely to be sufficient to extinguish existing borrower indebtedness.
The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost Basis	Related Allowance	Amortized Cost Basis	Related Allowance
Commercial and industrial (3)	$295	$229	$379	$240
Commercial mortgages:
Construction (1)	2,258	—	2,209	—
Commercial mortgages, other (1) (2) (3)	1,689	21	3,759	27
Total	$4,242	$250	$6,347	$267

(1) Secured by commercial real estate
(2) Secured by residential real estate
(3) Secured by business assets

The following table presents the average amortized cost basis and interest income recognized on loans individually analyzed, by class of loans, for the three and six month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023		Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
With no related allowance recorded:	Average Amortized Basis	Interest Income Recognized (1)	Average Amortized Basis	Interest Income Recognized (1)	Average Amortized Basis	Interest Income Recognized (1)	Average Amortized Basis	Interest Income Recognized (1)
Commercial and industrial	$126	$(1)	$516	$—	$109	$4	$686	$—
Commercial mortgages:
Construction	2,233	—	—	—	2,225	—	2	—
Commercial mortgages, other	1,701	—	3,992	8	2,378	—	4,138	14
Residential mortgages	—	—	358	—	—	—	479	—
Consumer loans:
Home equity lines & loans	—	—	178	—	—	—	165	—
With an allowance recorded:
Commercial and industrial	1,799	3	1,230	2	1,863	6	1,183	4
Commercial mortgages:
Commercial mortgages, other	22	—	34	—	23	—	35	—
Consumer loans:
Home equity lines & loans	—	—	78	3	—	—	63	3
Total	$5,881	$2	$6,386	$13	$6,598	$10	$6,751	$21

(1) Cash basis interest income approximates interest income recognized.

The following table presents the amortized cost basis in nonaccrual loans without an associated allocation in the allowance for credit losses, total nonaccrual loans, and loans past due greater than 90 days and still accruing, by class of loan as of June 30, 2024 and December 31, 2023 (in thousands):

	Nonaccrual with No Allowance for Credit Losses		Nonaccrual		Loans Past Due 90 Days or More and Still Accruing
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Commercial and industrial	$255	$76	$2,007	$1,930	$13	$10
Commercial mortgages:
Construction	2,258	2,209	2,258	2,209	—	—
Commercial mortgages, other	1,668	3,732	1,689	3,760	—	—
Residential mortgages	1,438	1,315	1,438	1,315	—	—
Consumer loans:
Home equity lines and loans	320	508	320	508	—	—
Indirect consumer loans	483	687	483	687	—	—
Direct consumer loans	—	2	—	2	—	—
Total	$6,422	$8,529	$8,195	$10,411	$13	$10

The following tables present the aging of the amortized cost basis of loans as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$138	$271	$886	$1,295	$289,251	$290,546
Commercial mortgages:
Construction	—	—	2,258	2,258	144,111	146,369
Commercial mortgages, other	1,062	94	150	1,306	1,007,037	1,008,343
Residential mortgages	3,203	422	897	4,522	267,098	271,620
Consumer loans:
Home equity lines and loans	298	66	210	574	86,654	87,228
Indirect consumer loans	2,034	202	233	2,469	195,938	198,407
Direct consumer loans	36	5	—	41	8,918	8,959
Total	$6,771	$1,060	$4,634	$12,465	$1,999,007	$2,011,472

	December 31, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$1,196	$31	$10	$1,237	$263,159	$264,396
Commercial mortgages:
Construction	2,164	—	2,207	4,371	134,516	138,887
Commercial mortgages, other	1,022	103	261	1,386	982,652	984,038
Residential mortgages	2,244	201	585	3,030	274,962	277,992
Consumer loans:
Home equity lines and loans	461	87	366	914	86,142	87,056
Indirect consumer loans	2,473	501	426	3,400	207,023	210,423
Direct consumer loans	2	20	—	22	9,850	9,872
Total	$9,562	$943	$3,855	$14,360	$1,958,304	$1,972,664

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

Based on the analyses performed as of June 30, 2024, the risk category of the amortized cost basis of loans by class and vintage, as well as gross charge-offs by class and vintage for the period, were as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Commercial & industrial
Pass	$20,765	$36,797	$32,313	$20,601	$10,682	$37,849	$100,151	$1,528	$260,686
Special mention	50	282	9,609	—	4,557	4,339	7,807	24	26,668
Substandard	—	88	387	780	56	229	553	337	2,430
Doubtful	24	—	—	—	—	738	—	—	762
Total	20,839	37,167	42,309	21,381	15,295	43,155	108,511	1,889	290,546
Gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	2,268	52,798	77,318	9,625	—	1,619	483	—	144,111
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,258	—	—	2,258
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,268	52,798	77,318	9,625	—	3,877	483	—	146,369
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial mortgages
Pass	38,891	123,128	245,207	167,080	107,067	290,391	5,477	727	977,968
Special mention	—	—	2,512	8,106	2,572	7,956	2,000	—	23,146
Substandard	—	2,408	1,055	333	1,007	2,308	97	—	7,208
Doubtful	—	—	—	—	—	21	—	—	21
Total	38,891	125,536	248,774	175,519	110,646	300,676	7,574	727	1,008,343
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential mortgages
Not rated	5,987	19,926	55,840	57,413	68,695	62,190	—	—	270,051
Substandard	—	—	—	778	240	551	—	—	1,569
Total	5,987	19,926	55,840	58,191	68,935	62,741	—	—	271,620
Gross charge-offs	—	—	—	—	—	19	—	—	19
Home equity lines and loans
Not rated	6,505	12,049	15,065	5,310	2,841	11,697	32,182	1,143	86,792
Special mention	—	—	116	—	—	—	—	—	116
Substandard	—	25	—	—	—	286	—	9	320
Total	6,505	12,074	15,181	5,310	2,841	11,983	32,182	1,152	87,228
Gross charge-offs	—	—	1	—	—	11	—	—	12
Indirect consumer
Not rated	24,245	62,465	82,562	17,811	6,387	4,454	—	—	197,924
Substandard	—	113	150	90	63	67	—	—	483
Total	24,245	62,578	82,712	17,901	6,450	4,521	—	—	198,407
Gross charge-offs	—	220	277	134	66	85	—	—	782
Direct consumer
Not rated	1,293	2,280	2,070	475	121	272	2,432	5	8,948
Substandard	—	—	—	—	1	—	10	—	11
Total	1,293	2,280	2,070	475	122	272	2,442	5	8,959
Gross charge-offs	—	—	—	—	—	—	3	—	3

Total loans	$100,028	$312,359	$524,204	$288,402	$204,289	$427,225	$151,192	$3,773	$2,011,472

Total gross charge-offs	$—	$220	$278	$134	$66	$115	$3	$—	$816

Based on the analyses performed as of December 31, 2023, the risk category of the amortized cost basis of loans by class and vintage, as well as gross charge-offs by class and vintage for the period, were as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
Commercial & industrial
Pass	$41,925	$40,579	$21,892	$13,541	$31,233	$10,523	$77,241	$1,662	$238,596
Special mention	185	4,608	—	4,020	—	4,690	9,137	482	23,122
Substandard	—	24	991	109	23	456	—	161	1,764
Doubtful	—	—	—	—	—	790	75	49	914
Total	42,110	45,211	22,883	17,670	31,256	16,459	86,453	2,354	264,396
Gross charge-offs	—	—	—	—	9	272	—	—	281
Construction
Pass	46,951	68,483	19,066	—	28	1,669	481	—	136,678
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,207	2	—	—	2,209
Doubtful	—	—	—	—	—	—	—	—	—
Total	46,951	68,483	19,066	—	2,235	1,671	481	—	138,887
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial mortgages
Pass	110,864	260,763	161,858	113,198	57,782	244,211	5,197	767	954,640
Special mention	—	2,533	8,189	2,609	—	8,642	—	—	21,973
Substandard	272	1,107	345	1,022	—	4,555	97	—	7,398
Doubtful	—	—	—	—	—	27	—	—	27
Total	111,136	264,403	170,392	116,829	57,782	257,435	5,294	767	984,038
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential mortgages
Not rated	18,653	58,098	60,024	71,369	15,948	52,585	—	—	276,677
Substandard	—	75	346	—	169	725	—	—	1,315
Total	18,653	58,173	60,370	71,369	16,117	53,310	—	—	277,992
Gross charge-offs	—	32	—	—	—	—	—	—	32
Home equity lines and loans
Not rated	13,552	16,384	5,821	3,134	2,867	10,400	33,275	1,115	86,548
Substandard	—	77	—	—	—	293	25	113	508
Total	13,552	16,461	5,821	3,134	2,867	10,693	33,300	1,228	87,056
Gross charge-offs	—	—	—	—	—	—	6	—	6
Indirect consumer
Not rated	72,264	98,008	23,015	9,192	3,870	3,387	—	—	209,736
Substandard	119	246	135	48	36	103	—	—	687
Total	72,383	98,254	23,150	9,240	3,906	3,490	—	—	210,423
Gross charge-offs	184	375	215	121	21	55	—	—	971
Direct consumer
Not rated	3,005	2,745	785	256	53	324	2,697	5	9,870
Substandard	—	—	—	2	—	—	—	—	2
Total	3,005	2,745	785	258	53	324	2,697	5	9,872
Gross charge-offs	4	15	8	6	—	54	6	—	93

Total loans	$307,790	$553,730	$302,467	$218,500	$114,216	$343,382	$128,225	$4,354	$1,972,664

Total gross charge-offs	$188	$422	$223	$127	$30	$381	$12	$—	$1,383

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

The Corporation used the following methods and significant assumptions to estimate fair value on a recurring basis:

Available for Sale Securities:  The fair value of securities available for sale are usually determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair value is calculated using discounted cash flows or other market indicators (Level 3 inputs).

Equity Investments: Securities that are held to fund a deferred compensation plan and securities that have a readily determinable fair market value are recorded at fair value with changes in fair value included in earnings. The fair value of equity investments are determined by quoted market prices (Level 1 inputs).

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

Appraisals for both collateral dependent loans and OREO are performed by certified general appraisers (commercial properties) or certified residential appraisers (residential properties) whose qualifications and licenses have been reviewed and verified by the Corporation. Once received, appraisals are reviewed for reasonableness of assumptions, approaches utilized, Uniform Standards of Professional Appraisal Practice and other regulatory compliance, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals are generally completed within the twelve month period prior to a property being placed into OREO. For individually analyzed loans, appraisal values are adjusted based on the age of the appraisal, the position of the lien, the type of the property, and its condition.

Derivatives: The fair value of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2 inputs). Derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair value of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counter-party's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of any applicable credit enhancements, such as collateral postings. Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize credit default rate assumptions (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$55,474	$55,474	$—	$—
Mortgage-backed securities, residential	379,749	—	379,749	—
Obligations of states and political subdivisions	35,780	—	35,780	—
Corporate bonds and notes	21,408	—	15,233	6,175
SBA loan pools	58,516	—	58,516	—
Total available for sale securities	$550,927	$55,474	$489,278	$6,175

Equity investments, at fair value	$2,597	$2,597	$—	$—
Derivative assets	$25,424	$—	$25,424	$—

Financial Liabilities:
Derivative liabilities	$25,432	$—	$25,432	$—

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2024.

		Fair Value Measurement at December 31, 2023 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$55,332	$55,332	$—	$—
Mortgage-backed securities, residential	403,824	—	403,824	—
Obligations of states and political subdivisions	38,686	—	38,686	—
Corporate bonds and notes	20,669	—	13,139	7,530
SBA loan pools	65,482	—	65,482	—
Total available for sale securities	$583,993	$55,332	$521,131	$7,530

Equity investments, at fair value	$2,552	$2,552	$—	$—
Derivative assets	$23,942	$—	$23,942	$—

Financial Liabilities:
Derivative liabilities	$23,981	$—	$23,981	$—
There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2023.

The Corporation transfers assets and liabilities between Level 2 and Level 3 of the fair value hierarchy when the methodology to obtain fair value changes such that there are either more or fewer unobservable inputs as of the end of the reporting period, compared to the prior reporting period. Illiquidity in new issuances of comparable bonds and the size of issuances may lead to pricing difficulties, particularly for smaller corporate bond issuances, and may warrant transfer into Level 3 of assets previously measured using Level 2 inputs. The Corporation utilizes a "beginning of reporting period" timing assumption when recognizing transfers between hierarchy levels, consistent with ASC 820-10-50-2.

One corporate subordinated debt issuance was transferred from Level 3 to Level 2 during the three and six month period ended June 30, 2024, due to availability of market data. There were no transfers between Level 2 and Level 3 during the three month period ended June 30, 2023. The Corporation transferred its investment in eight corporate subordinated debt issuances from Level 2 to Level 3 during the six month period ended June 30, 2023, due to a lack of observable market data relative to the issuance of similarly sized corporate debenture insurances.

The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six month periods ended June 30, 2024 and June 30, 2023 (in thousands):

Level 3 Financial Assets:	For the Three Months Ended
Corporate bonds and notes	June 30, 2024	June 30, 2023
Balance of recurring Level 3 assets as of April 1,	$7,721	$8,666
Total gains or losses for the period:
Included in Other Comprehensive Income	203	(73)
Transfers into Level 3	—	—
Transfers out of Level 3	(1,749)
Balance of recurring Level 3 assets as of June 30,	$6,175	$8,593

Level 3 Financial Assets:	For the Six Months Ended
Corporate bonds and notes	June 30, 2024	June 30, 2023
Balance of recurring Level 3 assets at January 1,	$7,530	$—
Total gains and losses for the period:
Included in other comprehensive income	394	(1,362)
Transfers into Level 3	—	9,955
Transfers out of Level 3	(1,749)	—
Balance of recurring Level 3 assets as of June 30,	$6,175	$8,593

The following tables present quantitative information about recurring Level 3 fair value measurements as of June 30, 2024 and December 31, 2023 (in thousands):

June 30, 2024	Fair Value	Valuation Techniques	Unobservable Input	Range [Weighted Average] at June 30, 2024
Corporate bonds and notes	$6,175	Discounted cash flow	Market discount rate	12.00% -12.00% [12.00%]

December 31, 2023	Fair Value	Valuation Techniques	Unobservable Input	Range [Weighted Average] at December 31, 2023
Corporate bonds and notes	$7,530	Discounted cash flow	Market discount rate	12.50% - 12.50% [12.50%]

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023 are summarized below (in thousands):

		Fair Value Measurement at June 30, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Individually analyzed loans:
Commercial and industrial	$13	$—	$—	$13	$—
Total individually analyzed loans	$13	$—	$—	$13	$—
Other real estate owned:
Residential mortgages	$228	$—	$—	$228	$—
Consumer loans:
Home equity lines and loans	318	—	—	318	—
Total other real estate owned, net	$546	$—	$—	$546	$—

		Fair Value Measurement at December 31, 2023 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Individually analyzed loans:
Commercial and industrial	$64	$—	$—	$64	$—
Total individually analyzed loans	$64	$—	$—	$64	$—
Other real estate owned:
Residential mortgages	$116	$—	$—	$116	$—
Consumer loans:
Home equity lines and loans	211	—	—	211	—
Total other real estate owned, net	$327	$—	$—	$327	$—

The following tables present information related to Level 3 non-recurring fair value measurement as of June 30, 2024 and December 31, 2023 (in thousands):

Description	Fair Value at June 30, 2024	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2024
Individually analyzed loans:
Commercial and industrial	$13	Net present value	Present value of cash flows	42.00% - 42.00% [42.00%]
Total individually analyzed loans	$13

Other real estate owned:
Residential mortgages	$228	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	318	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$546

Description	Fair Value at December 31, 2023	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2023
Individually analyzed loans:
Commercial and industrial	$64	Net present value	Present value of cash flows	47.30% - 56.80% [54.80%]
Total individually analyzed loans	$64

Other real estate owned:
Residential mortgages	$116	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	211	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$327

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments, as of June 30, 2024 and December 31, 2023, are as follows (in thousands):

	June 30, 2024
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$23,184	$23,184	$—	$—	$23,184
Interest-earning deposits in other financial institutions	47,033	47,033	—	—	47,033
Equity investments	3,090	3,090	—	—	3,090
Securities available for sale	550,927	55,474	489,278	6,175	550,927
Securities held to maturity	657	—	—	657	657
FHLBNY and FRBNY stock	5,506	—	—	—	N/A
Loans, net and loans held for sale	2,011,853	—	—	1,913,709	1,913,709
Derivative assets	25,424	—	25,424	—	25,424
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,809,221	$1,809,221	$—	$—	$1,809,221
Time deposits	606,700	—	605,968	—	605,968
FHLBNY and FRB advances	80,000	—	79,844	—	79,844
Derivative liabilities	25,432	—	25,432	—	25,432

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

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of June 30, 2024, the weighted average remaining lease term was 7.33 years with a weighted average discount rate of 3.51%. Rent expense was $0.3 million for the three months ended June 30, 2024. Rent expense was $0.5 million for the six months ended June 30, 2024. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use asset	$5,648	$6,449
Less: accumulated amortization	(391)	(801)
Less: lease termination	—	—
Add: lease modifications	570	—
Operating lease right-of-use-assets, net	$5,827	$5,648

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of June 30, 2024 (in thousands):

Year	Amount
2024	$479
2025	959
2026	965
2027	977
2028	845
2029 and thereafter	2,591
Total minimum lease payments	6,816
Less: amount representing interest	(807)
Present value of net minimum lease payments	$6,009

As of June 30, 2024, the Corporation had no operating leases that were signed but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. In May, 2024, the Corporation added $0.9 million to finance leases. The lease arrangements require monthly payments through 2044. As of June 30, 2024, the weighted average remaining lease term of finance leases was 11.53 years with a weighted average discount rate of 3.94%. The Corporation has included these leases in premises and equipment as of June 30, 2024 and December 31, 2023 as follows (in thousands):

	June 30, 2024	December 31, 2023
Buildings	$6,507	$5,572
Less: accumulated depreciation	(3,046)	(2,872)
Net book value	$3,461	$2,700

The following is a schedule by year of future minimum lease payments under finance leases, together with the present value of net minimum lease payments as of June 30, 2024 (in thousands):

Year	Amount
2024	$134
2025	486
2026	502
2027	505
2028	505
2029 and thereafter	2,948
Total minimum lease payments	5,080
Less: amount representing interest	(1,245)
Present value of net minimum lease payments	$3,835

As of June 30, 2024, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions
The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $9 thousand per month. Rent and CAM related expenses paid to this Board member totaled $27 thousand for each of the three month periods ended June 30, 2024 and 2023. Rent and CAM related expenses paid to this Board member totaled $55 thousand and $53 thousand for the six month periods ended June 30, 2024 and 2023, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the six month periods ended June 30, 2024 and 2023 were as follows (in thousands):

	2024	2023
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance June 30,	$21,824	$21,824

The Corporation had no aggregate amortization expense for the three and six month periods ended June 30, 2024 and 2023.

The amount of goodwill reflected in the Corporation's Unaudited Consolidated Financial statements is required to be tested by management for impairment on at least an annual basis. Goodwill impairment testing is performed annually as of December 31 and no impairment charges were incurred as of the last test on December 31, 2023.

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$18,284	$57,843	$23,809	$78,790
Unused lines of credit	$3,462	$326,473	$3,387	$332,439
Standby letters of credit	$—	$17,691	$—	$11,317
Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of June 30, 2024, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 5.63% to 7.75% and maturities ranging from four years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of June 30, 2024, the fixed rate commercial draw commitments have interest rates ranging from 2.79% to 7.92%.
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
In conjunction with the Corporation's adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an allowance for credit losses on unfunded commitments was established as of January 1, 2023. As of June 30, 2024 and December 31, 2023, the allowance for credit losses on unfunded commitments was $0.8 million and $0.9 million, respectively.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. The Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity.

NOTE 9        BORROWED FUNDS

The following table summarizes the Corporation's borrowed funds outstanding as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Balance	Rate	Balance	Rate
FHLBNY overnight advances	$—	—%	$31,920	5.64%
FHLBNY term advances	30,000	5.53%	—	—%
FRB BTFP advances	50,000	4.91%	—	—%
Total borrowed funds	$80,000	5.14%	$31,920	5.64%

The Corporation’s borrowed funds as of June 30, 2024 were comprised of a $30.0 million FHLB three-month term advance, maturing in September 2024, and a $50.0 million FRB Bank Term Funding Program (BTFP) one year advance, maturing in January 2025. The Corporation’s borrowed funds as of December 31, 2023 were comprised of a $31.9 million FHLBNY overnight advance. Borrowed funds do not include amounts related to finance lease obligations, which include an interest expense component in accordance with ASC 842.

NOTE 10        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2024	$(66,870)	$(3,208)	$(70,078)
Other comprehensive income before reclassification	162	—	162
Amounts reclassified from accumulated other comprehensive income	—	5	5
Net current period other comprehensive income	162	5	167
Balance at June 30, 2024	$(66,708)	$(3,203)	$(69,911)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2023	$(65,521)	$(3,952)	$(69,473)
Other comprehensive income before reclassification	(5,282)	—	(5,282)
Amounts reclassified from accumulated other comprehensive income	—	9	9
Net current period other comprehensive income (loss)	(5,282)	9	(5,273)
Balance at June 30, 2023	$(70,803)	$(3,943)	$(74,746)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2024	$(62,800)	$(3,213)	$(66,013)
Other comprehensive income before reclassification	(3,908)	—	(3,908)
Amounts reclassified from accumulated other comprehensive income	—	10	10
Net current period other comprehensive income (loss)	(3,908)	10	(3,898)
Balance at June 30, 2024	$(66,708)	$(3,203)	$(69,911)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2023	$(71,296)	$(3,961)	$(75,257)
Other comprehensive income before reclassification	493	—	493
Amounts reclassified from accumulated other comprehensive income	—	18	18
Net current period other comprehensive income	493	18	511
Balance at June 30, 2023	$(70,803)	$(3,943)	$(74,746)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$—	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	7	12	Other components of net periodic pension and postretirement benefits
Tax effect	(2)	(3)	Income tax expense
Net of tax	5	9
Total reclassification for the period, net of tax	$5	$9

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

Details about Accumulated Other Comprehensive Income (Loss) Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$—	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	14	24	Other components of net periodic pension and postretirement benefits
Tax effect	(4)	(6)	Income tax expense
Net of tax	10	18
Total reclassification for the period, net of tax	$10	$18

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

NOTE 11    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and six month periods ended June 30, 2024 and 2023 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2024
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company and CFS(b)	Total
Service charges on deposit accounts
Overdraft fees	$718	$—	$—	$718
Other	246	—	—	246
Interchange revenue from debit card transactions	1,141	—	—	1,141
WMG fee income	—	2,860	—	2,860
CFS fee and commission income	—	—	253	253
Net gains (losses) on sales of OREO	(3)	—	—	(3)
Net gains on sales of loans(a)	39	—	—	39
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	23	—	(9)	14
Income from bank-owned life insurance(a)	10	—	—	10
Other(a)	284	—	—	284
Total non-interest income (loss)	$2,494	$2,860	$244	$5,598

(a) Not within scope of ASC 606.
(b) The Holding Company and CFS column above includes amounts to eliminate transactions between segments.

	Three Months Ended June 30, 2023
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)(c)	Total
Service charges on deposit accounts
Overdraft fees	$777	$—	$—	$777
Other	182	—	—	182
Interchange revenue from debit card transactions	1,194	—	—	1,194
WMG fee income	—	2,603	—	2,603
CFS fee and commission income	—	—	265	265
Net gains (losses) on sales of OREO	14	—	—	14
Net gains on sales of loans(a)	18	—	—	18
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	71	—	(174)	(103)
Income from bank-owned life insurance(a)	11	—	—	11
Other(a)	398	—	52	450
Total non-interest income	$2,701	$2,603	$143	$5,447

(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.
(c) Chemung Risk Management, Inc. (CRM) was dissolved December 6, 2023.

	Six Months Ended June 30, 2024
Revenue by Operating Segment:	Core Banking	WMG	Holding Company and CFS(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,428	$—	$—	$1,428
Other	485	—	—	485
Interchange revenue from debit card transactions	2,204	—	—	2,204
WMG fee income	—	5,563	—	5,563
CFS fee and commission income	—	—	481	481
Net gains (losses) on sales of OREO	(3)	—	—	(3)
Net gains on sales of loans(a)	71	—	—	71
Loan servicing fees(a)	72	—	—	72
Changes in fair value of equity investments(a)	140	—	(25)	115
Income from bank-owned life insurance(a)	19	—	—	19
Other(a)	820	—	—	820
Total non-interest income	$5,236	$5,563	$456	$11,255

(a) Not within scope of ASC 606.
(b) The Holding Company and CFS column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2023
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,491	$—	$—	$1,491
Other	409	—	—	409
Interchange revenue from debit card transactions	2,327	—	—	2,327
WMG fee income	—	5,183	—	5,183
CFS fee and commission income	—	—	506	506
Net gains on sales of OREO	14	—	—	14
Net gains on sales of loans(a)	23	—	—	23
Loan servicing fees(a)	72	—	—	72
Change in fair value of equity securities(a)	149	—	(180)	(31)
Income from bank-owned life insurance(a)	21	—	—	21
Other(a)	846	—	9	855
Total non-interest income	$5,352	$5,183	$335	$10,870

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

NOTE 12    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	378	397	756	793
Expected return on plan assets	(629)	(594)	(1,258)	(1,190)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	—	5	—	11
Net periodic pension benefit	$(251)	$(192)	$(502)	$(386)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	11	11	22	23
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	3	2	6	4
Net periodic supplemental pension cost	$14	$13	$28	$27

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	2	2
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	4	4	8	9
Net periodic postretirement, medical and life benefit	$5	$5	$10	$11

NOTE 13    SEGMENT REPORTING

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

The Holding Company and CFS columns below include amounts to eliminate transactions between segments (in thousands).

	Three months ended June 30, 2024
	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$31,377	$—	$9	$31,386
Interest expense	13,625	—	—	13,625
Net interest income	17,752	—	9	17,761
Provision for credit losses	879	—	—	879
Net interest income after provision for credit losses	16,873	—	9	16,882
Other non-interest income	2,494	2,860	244	5,598
Other non-interest expense	14,110	1,737	372	16,219
Income (loss) before income tax expense (benefit)	5,257	1,123	(119)	6,261
Income tax expense (benefit)	1,077	238	(41)	1,274
Segment net income (loss)	$4,180	$885	$(78)	$4,987

	Three months ended June 30, 2023
	Core Banking	WMG	Holding Company, CFS, and CRM(1)	Consolidated Totals
Interest and dividend income	$27,757	$—	$39	$27,796
Interest expense	9,201	—		9,201
Net interest income	18,556	—	39	18,595
Provision for credit losses	236	—		236
Net interest income after provision for credit losses	18,320	—	39	18,359
Other non-interest income	2,701	2,603	143	5,447
Other non-interest expense	13,894	1,699	320	15,913
Income (loss) before income tax expense (benefit)	7,127	904	(138)	7,893
Income tax expense (benefit)	1,476	198	(61)	1,613
Segment net income (loss)	$5,651	$706	$(77)	$6,280

(1)Chemung Risk Management, Inc. (CRM) was dissolved December 6, 2023.

	Six months ended June 30, 2024
	Core Banking	WMG	Holding Company, and CFS	Consolidated Totals
Interest and dividend income	$62,588	$—	$17	$62,605
Interest expense	26,755	—	—	26,755
Net interest income	35,833	—	17	35,850
Provision for credit losses	(1,161)	—	—	(1,161)
Net interest income after provision for credit losses	36,994	—	17	37,011
Other non-interest income	5,236	5,563	456	11,255
Other non-interest expense	28,649	3,632	636	32,917
Income (loss) before income tax expense (benefit)	13,581	1,931	(163)	15,349
Income tax expense (benefit)	2,947	420	(55)	3,312
Segment net income (loss)	$10,634	$1,511	$(108)	$12,037

Segment assets	$2,751,272	$2,873	$1,668	$2,755,813

	Six months ended June 30, 2023
	Core Banking	WMG	Holding Company, CFS, and CRM(1)	Consolidated Totals
Interest and dividend income	$53,960	$—	$66	$54,026
Interest expense	15,484	—	—	15,484
Net interest income	38,476	—	66	38,542
Provision for credit losses	513	—	—	513
Net interest income after provision for credit losses	37,963	—	66	38,029
Other non-interest income	5,352	5,183	335	10,870
Other non-interest expense	27,590	3,497	662	31,749
Income (loss) before income tax expense (benefit)	15,725	1,686	(261)	17,150
Income tax expense (benefit)	3,307	375	(82)	3,600
Segment net income (loss)	$12,418	$1,311	$(179)	$13,550

Segment assets	$2,667,404	$2,584	$4,685	$2,674,673

(1)Chemung Risk Management, Inc. (CRM) was dissolved December 6, 2023.

NOTE 14    STOCK COMPENSATION

Pursuant to the Corporation's 2021 Equity Incentive Plan (the "2021 Plan") the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2021 Plan, the chief executive officer and members of the Board of Directors. Awards are based on the performance, responsibility, and contributions of the individual and are targeted at an average of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2021 Plan may not exceed 170,000, upon which time a new plan may be created. Compensation expense for shares granted will be recognized over the vesting period of the award based upon the closing price of the Corporation's stock on the grant date.

During the six months ended June 30, 2024 and 2023, 13,457 and 13,069 shares, respectively, were re-issued from treasury to fund stock compensation. The expense related to these grants is recognized over a one year or a five year vesting period. Total expense related to the 2021 Plan of $0.3 million was recognized during each of the three month periods ended June 30, 2024 and 2023, respectively. Total expense related to the 2021 Plan of $0.6 million was recognized during each of the six month periods ended June 30, 2024 and 2023, respectively.

A summary of restricted stock activity for the three and six months ended June 30, 2024 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at April 1, 2024	61,864	$46.31
Granted	1,369	$43.83
Vested	—
Forfeited or cancelled	(115)	$47.71
Nonvested at June 30, 2024	63,118	$46.26

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2024	62,984	$45.87
Granted	13,457	$47.67
Vested	(13,208)	$45.86
Forfeited or cancelled	(115)	$47.71
Nonvested at June 30, 2024	63,118	$46.26

As of June 30, 2024, there was $2.3 million of total unrecognized compensation cost related to nonvested shares granted under the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 3.65 years. The total fair value of shares vested was $0.6 million for each of the six month periods ended June 30, 2024 and 2023, respectively. Due to the adoption of the 2021 Plan, certain grants were transitioned to a one-year vesting period.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2023 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2024, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the

Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors, and on pages 20–31 of the Corporation’s 2023 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 63-66 of the Corporation's 2023 Form 10-K, and pages 77-80 in this Form 10-Q.

The Corporation has been a financial holding company since 2000, the Bank was established in 1833 and CFS in 2001. Through the Bank and CFS, the Corporation provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds, and brokerage services. The Bank relies substantially on a foundation of locally generated deposits. The Corporation, on a stand-alone basis, has minimal results of operations. The Bank derives its income primarily from interest and fees on loans, interest income on investment securities, WMG fee income, and fees received in connection with deposit and other services. The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans, and general operating expenses.

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

Critical Accounting Estimates
Critical accounting estimates include the areas where the Corporation has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with GAAP. As a result, the Corporation is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. Significant accounting policies followed by the Corporation are presented in Note 1 – Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, and in Note 1 – Summary of Significant Accounting Policies of this Form 10-Q.

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

Because the Corporation's methodology for maintaining its allowance for credit losses is based on historical experience and trends, current economic information, forecasted data, and management's judgement, a range of estimates for the estimate of the allowance for credit losses may be supportable. Deteriorating economic conditions may lead to further required increases to the allowance; conversely, improvements to economic conditions may warrant further reductions to the allowance. In estimating the allowance for credit losses, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate, including as it relates to qualitative considerations.

As of June 30, 2024 and December 31, 2023, the allowance for credit losses totaled $21.0 million and $22.5 million, respectively. Due to the nature and composition of the Bank's lending activities, a significant portion of the allowance for credit losses is allocated to the commercial portfolio, both commercial real estate and commercial and industrial loans. As of June 30, 2024 and December 31, 2023, the allowance for credit losses allocated to the total commercial portfolio was $15.4 million and $17.1 million respectively, or 73.2% and 75.9%, respectively.

Changes in the FOMC's median forecasted year over year U.S. civilian unemployment rate and the year over year change in U.S GDP could have a material impact on the model's estimation of the allowance. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy, and considers all currently available information. An immediate "shock" or increase of 100 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 50 basis points in the FOMC's projected rate of U.S. GDP growth would increase the model's total calculated allowance by $0.8 million, or 3.64%, to $21.8 million, assuming qualitative adjustment are kept at current levels, as of June 30, 2024.

While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity analysis is based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgement of factors as of June 30, 2024, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.

Consolidated Financial Highlights						As of or for the
(in thousands, except per share data)	As of or for the Three Months Ended					Six Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
RESULTS OF OPERATIONS	2024	2024	2023	2023	2023	2024	2023
Interest and dividend income	$31,386	$31,219	$30,033	$29,015	$27,796	$62,605	$54,026
Interest expense	13,625	13,130	12,135	10,998	9,201	26,755	15,484
Net interest income	17,761	18,089	17,898	18,017	18,595	35,850	38,542
Provision (credit) for credit losses (a)	879	(2,040)	2,300	449	236	(1,161)	513
Net interest income after provision for credit losses	16,882	20,129	15,598	17,568	18,359	37,011	38,029
Non-interest income	5,598	5,657	5,871	7,808	5,447	11,255	10,870
Non-interest expense	16,219	16,698	16,826	15,668	15,913	32,917	31,749
Income before income tax expense	6,261	9,088	4,643	9,708	7,893	15,349	17,150
Income tax expense	1,274	2,038	841	2,060	1,613	3,312	3,600
Net income	$4,987	$7,050	$3,802	$7,648	$6,280	$12,037	$13,550
Basic and diluted earnings per share	$1.05	$1.48	$0.80	$1.61	$1.33	$2.53	$2.87
Average basic and diluted shares outstanding	4,770	4,764	4,743	4,736	4,729	4,767	4,725
PERFORMANCE RATIOS - Annualized
Return on average assets	0.73%	1.04%	0.56%	1.14%	0.95%	0.89%	1.03%
Return on average equity	10.27%	14.48%	8.63%	16.89%	13.97%	12.37%	15.43%
Return on average tangible equity (b)	11.56%	16.29%	9.86%	19.22%	15.89%	13.93%	17.60%
Efficiency ratio (unadjusted) (c)	69.43%	70.32%	70.79%	60.67%	66.19%	69.88%	64.25%
Efficiency ratio (adjusted) (b)	69.19%	70.07%	70.42%	66.55%	65.94%	69.64%	64.01%
Non-interest expense to average assets	2.38%	2.47%	2.48%	2.33%	2.41%	2.42%	2.42%
Loans to deposits	83.26%	80.77%	81.20%	78.05%	79.24%	83.26%	79.24%
AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.52%	5.51%	5.31%	5.21%	5.09%	5.51%	4.99%
Yield on investments	2.27%	2.35%	2.24%	2.22%	2.22%	2.31%	2.20%
Yield on interest-earning assets	4.69%	4.70%	4.50%	4.40%	4.29%	4.69%	4.20%
Cost of interest-bearing deposits	2.86%	2.75%	2.59%	2.44%	2.01%	2.80%	1.68%
Cost of borrowings	5.04%	5.15%	5.52%	5.25%	5.13%	5.10%	5.01%
Cost of interest-bearing liabilities	2.94%	2.85%	2.68%	2.47%	2.11%	2.90%	1.81%
Interest rate spread	1.75%	1.85%	1.82%	1.93%	2.18%	1.79%	2.39%
Net interest margin, fully taxable equivalent (b)	2.66%	2.73%	2.69%	2.73%	2.87%	2.69%	3.00%
CAPITAL
Total equity to total assets at end of period	7.30%	7.08%	7.20%	6.28%	6.63%	7.30%	6.63%
Tangible equity to tangible assets at end of period (b)	6.56%	6.34%	6.45%	5.52%	5.87%	6.56%	5.87%
Book value per share	$42.17	$41.34	$41.07	$35.90	$37.49	$42.17	$37.49
Tangible book value per share (b)	37.59	36.77	36.48	31.29	32.88	37.59	32.88
Period-end market value per share	48.00	42.48	49.80	39.61	38.41	48.00	38.41
Dividends declared per share	0.31	0.31	0.31	0.31	0.31	0.62	0.62
AVERAGE BALANCES
Loans and loans held for sale (d)	$2,009,823	$1,989,185	$1,956,022	$1,909,100	$1,880,224	$1,999,504	$1,864,853
Earning assets	2,699,402	2,681,059	2,654,638	2,627,012	2,609,893	2,690,230	2,601,349
Total assets	2,740,967	2,724,391	2,688,536	2,664,570	2,649,399	2,732,679	2,643,964
Deposits	2,419,169	2,402,215	2,397,663	2,410,931	2,363,847	2,410,692	2,350,734
Total equity	195,375	195,860	174,868	179,700	180,357	195,618	177,089
Tangible equity (b)	173,551	174,036	153,044	157,876	158,553	173,794	155,265
ASSET QUALITY
Net charge-offs	$306	$182	$171	$356	$146	$488	$415
Non-performing loans (e)	8,195	7,835	10,411	6,826	7,304	8,195	7,304
Non-performing assets (f)	8,872	8,394	10,737	7,055	7,471	8,872	7,471
Allowance for credit losses (a)	21,031	20,471	22,517	20,252	20,172	21,031	20,172
Annualized net charge-offs to average loans	0.06%	0.04%	0.03%	0.07%	0.03%	0.05%	0.04%
Non-performing loans to total loans	0.41%	0.39%	0.53%	0.35%	0.39%	0.41%	0.39%
Non-performing assets to total assets	0.32%	0.30%	0.40%	0.26%	0.28%	0.32%	0.28%
Allowance for credit losses to total loans (a)	1.05%	1.02%	1.14%	1.05%	1.07%	1.05%	1.07%
Allowance for credit losses to non-performing loans (a)	256.63%	261.28%	216.28%	296.69%	276.17%	256.63%	276.17%

(a) Corporation adopted CECL as of January 1, 2023.			(d) Does not reflect Allowance for Credit Losses.
(b) See the GAAP to Non-GAAP reconciliations.			(e) Includes nonaccrual loans only.
(c) Non-interest expense divided by total net interest income plus non-interest income.			(f) Includes non-performing loans, other real estate owned, and repossessions.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation, and therefore facilitate a comparison of the Corporation with the performance of other companies. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 77-80 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2024 and 2023. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see pages 38-39 of this Form 10-Q and pages 47-48 of the Corporation’s 2023 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net interest income	$17,761	$18,595	$(834)	(4.5)%	$35,850	$38,542	$(2,692)	(7.0)%
Non-interest income	5,598	5,447	151	2.8%	11,255	10,870	385	3.5%
Non-interest expense	16,219	15,913	306	1.9%	32,917	31,749	1,168	3.7%
Pre-provision income	7,140	8,129	(989)	(12.2)%	14,188	17,663	(3,475)	(19.7)%
Provision (credit) for credit losses(1)	879	236	643	272.5%	(1,161)	513	(1,674)	(326.3)%
Income tax expense	1,274	1,613	(339)	(21.0)%	3,312	3,600	(288)	(8.0)%
Net income	$4,987	$6,280	$(1,293)	(20.6)%	$12,037	$13,550	$(1,513)	(11.2)%

Basic and diluted earnings per share	$1.05	$1.33	$(0.28)	(21.1)%	$2.53	$2.87	$(0.34)	(11.8)%

(1) Effective January 1, 2023, the allowance calculation is based upon the Current Expected Credit loss methodology.

	Three Months Ended June 30,		Six Months Ended June 30,
Selected financial ratios:	2024	2023	2024	2023
Return on average assets (a)	0.73%	0.95%	0.89%	1.03%
Return on average equity (a)	10.27%	13.97%	12.37%	15.43%
Net interest margin, fully taxable equivalent (b)	2.66%	2.87%	2.69%	3.00%
Efficiency ratio (adjusted) (b)	69.19%	65.94%	69.64%	64.01%
Non-interest expense to average assets	2.38%	2.41%	2.42%	2.42%

(a) Annualized.
(b) See the GAAP to Non-GAAP reconciliations.
Net income for the second quarter of 2024 was $5.0 million, or $1.05 per share, compared to $6.3 million, or $1.33 per share, for the same period in the prior year. Return on average equity for the current quarter was 10.27%, compared to 13.97% for the same period in the prior year. The decrease in net income was attributable to a decrease in net interest income and increases in non-interest expense and the provision for credit losses, offset by a decrease in income tax expense, and an increase in non-interest income.
Net income for the six months ended June 30, 2024 was $12.0 million, or $2.53 per share, compared to $13.6 million, or $2.87 per share, for the same period in the prior year. Return on average equity for the six months ended June 30, 2024 was 12.37%, compared to 15.43% for the same period in the prior year. The decrease in net income was attributable to a decrease in net interest income and an increase in non-interest expense, offset by decreases in the provision for credit losses and income tax expense, and an increase in non-interest income.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Interest and dividend income	$31,386	$27,796	$3,590	12.9%
Interest expense	13,625	9,201	4,424	48.1%
Net interest income	$17,761	$18,595	$(834)	(4.5)%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the second quarter of 2024 decreased $0.8 million, or 4.5%, to $17.8 million compared to the same period in the prior year, due primarily to increases of $4.2 million in interest expense on deposits and $0.2 million in interest expense on borrowed funds, and a decrease of $0.4 million in interest and dividend income on taxable securities, offset by increases of $3.7 million in interest income on loans, including fees and $0.3 million in interest income on interest-earning deposits.

The increase in interest expense on deposits was due primarily to a 85 basis points increase in the average interest rate paid on total interest-bearing deposits, which included brokered deposits, due to the higher interest rate environment and increased competition, and an increase of $152.9 million in the average balance of customer interest-bearing deposits, primarily due to an increase in average balances of time deposits. The increase in average balances of customer time deposits was partially due to the continuation of CD campaigns in the current period. The average balance of brokered deposits decreased $55.0 million, and the average interest rate paid on brokered deposits increased 23 basis points, compared to the same period in the prior year.

The increase in interest expense on borrowed funds was primarily due to a $15.4 million increase in the average balances of borrowed funds, partially offset by a decrease of nine basis points in the average interest rate paid on borrowed funds, compared to the same period in the prior year. The composition of borrowed funds reflected the Corporation's shift to the lower cost, short-term funding sources of the Federal Reserve Bank Term Funding Program (BTFP) and FHLBNY term advances, partially replacing relatively higher cost FHLBNY overnight advances in the current period. The average balance of FHLBNY overnight advances decreased $43.1 million, and the average interest rate paid on FHLBNY overnight advances increased 29 basis points compared to the same period in the prior year.

Interest income on loans, including fees, increased primarily due to a $151.0 million increase in average commercial loan balances, compared to the same period in the prior year, and an increase of 33 basis points in the average yield on commercial loans between these periods, due to the rising interest rate environment. Commercial loan growth was primarily concentrated in the Albany region of New York, with additional growth in Western New York. Average consumer loan balances decreased $9.9 million, primarily due to lower indirect auto loan originations in the first half of 2024 compared to the prior year, while the average yield on consumer loans increased 78 basis points, primarily due to originations of higher rate indirect auto loans and interest rate increases on variable rate home equity loans. Average balances of residential mortgage loans decreased $11.4 million compared to the same period in the prior year, due to lower origination activity and an increase in sales of new originations into the secondary market, while the average yield on residential mortgage loans increased 23 basis points compared to the same period in the prior year.

Interest and dividend income on taxable securities decreased primarily due to a $59.8 million decrease in the average balances of taxable securities, primarily due to paydowns and maturities, compared to the same period in the prior year. Interest income on interest-earning deposits increased due to an increase in average balances, compared to the same period in the prior year.

Fully taxable equivalent net interest margin was 2.66% for the second quarter of 2024, compared to 2.87% for the same period in the prior year. Average interest-earning assets increased $89.5 million for the three months ended June 30, 2024 compared to the same period in the prior year. The average yield on interest-earning assets increased 40 basis points to 4.69%, and the average cost of interest-bearing liabilities increased 83 basis points to 2.94%, for the three months ended June 30, 2024, compared to the same period in the prior year, due to the higher rate environment as well as a shift in the overall deposit mix to higher cost deposits.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2024	2023	Change	% Change
Interest and dividend income	$62,605	$54,026	$8,579	15.9%
Interest expense	26,755	15,484	11,271	72.8%
Net interest income	$35,850	$38,542	$(2,692)	(7.0)%

Net interest income for the six months ended June 30, 2024 totaled $35.9 million compared to $38.5 million for the same period in the prior year, a decrease of $2.7 million, or 7.0% due primarily to an increase of $11.3 million in interest expense, partially offset by an increase of $8.6 million in interest and dividend income. The increase in interest expense for the first six months of 2024 was primarily attributed to increases of $11.0 million in interest expense on deposits and $0.3 million in interest expense on borrowed funds. The increase in interest and dividend income for the first six months of 2024 was primarily attributed to increases of $8.6 million in interest income on loans, including fees, and $0.4 million in interest income on interest-earning deposits, offset by a decrease of $0.4 million in interest and dividend income on taxable securities.

The increase in interest expense on deposits was primarily due to an increase in the average balances of $170.9 million of customer time deposits, and a 133 basis points increase in the average interest rates paid on customer time deposits for the first six months of 2024, compared to the same period in the prior year. The increase in average balances of customer time deposits was primarily attributable to the funding of loan growth, as well as a shift in deposit demand towards higher cost account types. The increase in the average interest rates paid on customer time deposits was due primarily to the higher interest rate environment, as well as competitive pressures to attract and retain customer time deposits. The average balances of brokered deposits decreased $23.7 million, and the average interest rates paid on brokered deposits increased 36 basis points, for the first six months of 2024, compared to the same period in the prior year.

Also contributing to the increase in interest expense on deposits was an increase of $3.9 million in interest expense on savings and money market accounts, due to an increase of 96 basis points in the average interest rates paid, despite a decrease of $45.0 million in the average balances on savings and money market accounts, for the six months ended June 30, 2024, compared to the same period in the prior year. Interest expense paid on interest-bearing checking accounts increased $1.7 million, primarily due a 109 basis points increase in the average interest rates paid, for the six months ended June 30, 2024, compared to the same period in the prior year. The increase in interest expense on borrowed funds was due primarily to a nine basis points increase in the average interest rate paid on borrowed funds, and a $9.1 million increase in average balances of borrowed funds for the current six months, when compared to the same period in the prior year, in order to fund loan growth.

The increase in interest income on loans, including fees, was mostly attributable to an increase of $148.4 million in the average balances, and a 45 basis points increase in the average yields, of the commercial loan portfolio, primarily due to increases in average interest rates on new loan originations. Average yields on the residential and consumer loan portfolios also increased by 23 basis points and 83 basis points, respectively, for the six months ended June 30, 2024, due to increases on variable rate loans and originations within the indirect auto portfolio at higher interest rates, compared to the same period in the prior year. The increase in interest income on interest-earning deposits was primarily attributed to a $15.7 million increase in the average balances of interest-earning deposits.

The decrease in interest and dividend income on taxable securities was mostly attributable to a $60.8 million decrease in the average balances of taxable securities for the six months ended June 30, 2024, compared to the same period in the prior year. The decrease in the average balances of taxable securities was mostly attributable to paydowns on securities within the portfolio.

The average yield on interest-earning assets increased 49 basis points, to 4.69%, while the average cost of interest-bearing liabilities increased 109 basis points, to 2.90% for the six months ended June 30, 2024 compared to the same period in the prior year. Average interest-earning assets increased $88.9 million for the six months ended June 30, 2024 compared to the same period in the prior year. Fully taxable equivalent net interest margin was 2.69% for the six months ended June 30, 2024 compared to 3.00% for the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and six months ended June 30, 2024 and 2023. For the purpose of the tables below, nonaccrual loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
($ in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,439,085	$21,005	5.87%	$1,288,113	$17,791	5.54%
Mortgage loans	273,482	2,569	3.76%	284,916	2,509	3.53%
Consumer loans	297,256	3,996	5.41%	307,195	3,545	4.63%
Taxable securities	620,201	3,254	2.11%	680,020	3,633	2.14%
Tax-exempt securities	39,567	276	2.81%	40,541	294	2.91%
Interest-earning deposits	29,811	367	4.95%	9,108	116	5.11%
Total interest-earning assets	2,699,402	31,467	4.69%	2,609,893	27,888	4.29%

Non-interest earning assets:
Cash and due from banks	25,054			25,168
Other assets	37,120			34,478
Allowance for credit losses (4)	(20,609)			(20,140)
Total assets	$2,740,967			$2,649,399

Interest-bearing liabilities:
Interest-bearing demand deposits	$305,620	$1,391	1.83%	$286,573	$723	1.01%
Savings and insured money market deposits	854,456	4,317	2.03%	902,741	3,050	1.36%
Time deposits	529,063	5,643	4.29%	346,953	2,679	3.10%
Brokered deposits	101,182	1,360	5.41%	156,196	2,017	5.18%
FHLBNY overnight advances	10,824	151	5.52%	53,965	703	5.23%
FRB advances and other debt	61,809	763	4.96%	3,213	29	3.62%
Total interest-bearing liabilities	1,862,954	13,625	2.94%	1,749,641	9,201	2.11%

Non-interest-bearing liabilities:
Demand deposits	628,848			671,384
Other liabilities	53,790			48,017
Total liabilities	2,545,592			2,469,042
Shareholders' equity	195,375			180,357
Total liabilities and shareholders’ equity	$2,740,967			$2,649,399
Fully taxable equivalent net interest income		17,842			18,687
Net interest rate spread (1)			1.75%			2.18%
Net interest margin, fully taxable equivalent (2)			2.66%			2.87%
Taxable equivalent adjustment		(81)			(92)
Net interest income		$17,761			$18,595

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.
(4) Corporation adopted CECL as of January 1, 2023.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
($ in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$1,423,018	$41,647	5.89%	$1,274,658	$34,376	5.44%
Mortgage loans	275,571	5,166	3.75%	285,251	4,981	3.52%
Consumer loans	300,915	8,012	5.35%	304,944	6,830	4.52%
Taxable securities	626,747	6,814	2.19%	687,508	7,218	2.12%
Tax-exempt securities	39,916	558	2.81%	40,654	599	2.97%
Interest-earning deposits	24,063	573	4.79%	8,334	213	5.15%
Total interest-earning assets	2,690,230	62,770	4.69%	2,601,349	54,217	4.20%

Non-interest earning assets:
Cash and due from banks	25,154			25,126
Other assets	38,893			37,608
Allowance for credit losses (4)	(21,598)			(20,119)
Total assets	$2,732,679			$2,643,964

Interest-bearing liabilities:
Interest-bearing demand deposits	$306,758	$2,725	1.79%	$288,819	$996	0.70%
Savings and insured money market deposits	859,785	8,583	2.01%	904,832	4,699	1.05%
Time deposits	505,512	10,547	4.20%	334,662	4,771	2.87%
Brokered deposits	111,295	3,001	5.42%	134,991	3,390	5.06%
FHLBNY overnight advances	22,849	639	5.53%	62,286	1,570	5.08%
FRB advances and other debt	51,638	1,260	4.91%	3,247	58	3.60%
Total interest-bearing liabilities	1,857,837	26,755	2.90%	1,728,837	15,484	1.81%

Non-interest-bearing liabilities:
Demand deposits	627,342			687,430
Other liabilities	51,882			50,608
Total liabilities	2,537,061			2,466,875
Shareholders' equity	195,618			177,089
Total liabilities and shareholders’ equity	$2,732,679			$2,643,964
Fully taxable equivalent net interest income		36,015			38,733
Net interest rate spread (1)			1.79%			2.39%
Net interest margin, fully taxable equivalent (2)			2.69%			3.00%
Taxable equivalent adjustment		(165)			(191)
Net interest income		$35,850			$38,542

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.
(4) Corporation adopted CECL as of January 1, 2023.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and six months ended June 30, 2024 and 2023. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include nonaccrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30, 2024 vs. 2023
(in thousands)	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate

Interest and dividend income on:
Commercial loans	$3,214	$2,131	$1,083
Mortgage loans	60	(102)	162
Consumer loans	451	(120)	571
Taxable investment securities	(379)	(327)	(52)
Tax-exempt investment securities	(18)	(7)	(11)
Interest-earning deposits	251	255	(4)
Total interest and dividend income, fully taxable equivalent	3,579	1,830	1,749

Interest expense on:
Interest-bearing demand deposits	668	51	617
Savings and insured money market deposits	1,267	(171)	1,438
Time deposits	2,964	1,712	1,252
Brokered deposits	(657)	(743)	86
FHLBNY overnight advances	(552)	(589)	37
FRB advances and other debt	734	719	15
Total interest expense	4,424	979	3,445
Net interest income, fully taxable equivalent	$(845)	$851	$(1,696)

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Six Months Ended June 30, 2024 vs. 2023
(in thousands)	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate

Interest and dividend income on:
Commercial loans	$7,271	$4,250	$3,021
Mortgage loans	185	(160)	345
Consumer loans	1,182	(90)	1,272
Taxable investment securities	(404)	(644)	240
Tax-exempt investment securities	(41)	(10)	(31)
Interest-earning deposits	360	376	(16)
Total interest and dividend income, fully taxable equivalent	8,553	3,722	4,831

Interest expense on:
Interest-bearing demand deposits	1,729	66	1,663
Savings and insured money market deposits	3,884	(247)	4,131
Time deposits	5,776	3,028	2,748
Brokered deposits	(389)	(622)	233
FHLBNY overnight advances	(931)	(1,062)	131
FRB advances and other debt	1,202	1,173	29
Total interest expense	11,271	2,336	8,935
Net interest income, fully taxable equivalent	$(2,718)	$1,386	$(4,104)

Provision for credit losses

Management has established and maintains a methodology for determining and adjusting its allowance for credit losses in conformity with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2023. The allowance is based on a combination of quantitative and qualitative analysis and changes in the required allowance are recorded through income as a provision (credit). The quantitative portion of the model is significantly influenced by changes in projected economic conditions, as well as changes in the composition of the numerous loan portfolio segments. Qualitative adjustments reflect the degree to which management anticipates future outcomes may differ from those projected by the quantitative model.

The provision for credit losses increased $0.6 million for the second quarter of 2024, compared to the same period in the prior year. The increase was primarily attributable to less favorable changes in FOMC forecasted variables between the first and second quarters of 2024, compared to the favorable changes between the first and second quarters of 2023, a decline in modeled prepayment speeds, and a $0.2 million specific allocation on a commercial and industrial loan. FOMC projections for 2024 year-end U.S. civilian unemployment were unchanged between March and June 2024, while the 2025 year-end projections deteriorated slightly between March and June 2024, from 4.1% to 4.2%. Projections for 2024 and 2025 annual U.S. real GDP growth were unchanged between March and June 2024. 2024 and 2025 projections impacted the model equally for the second quarter of 2024. Total net charge offs increased $0.2 million in the second quarter of 2024, compared to the same period in the prior year.

The provision for credit losses for the six months ended June 30, 2024, was a credit of $1.2 million compared to a provision of $0.5 million for the same period in the prior year. The $1.7 million decrease in the provision for credit losses in the six months ended June 30, 2024, compared to the same period in the prior year, was primarily due to the annual review and update to the loss drivers used in the Bank's CECL model, which was reflected in the Corporation's allowance for credit losses in the first quarter of 2024. Loss drivers are the economic variables used when making forward looking projections to determine correlations between changes in economic variables and changes in historical loss experience. Recalibration of the loss drivers resulted in a decline in baseline loss rates utilized by the model, however the economic variables used were unchanged.

Net charge-offs for the three months ended June 30, 2024 were $0.3 million, compared to $0.1 million for the same period in the prior year. Net charge-offs for each of the three months ended June 30, 2024 and June 30, 2023 were primarily concentrated in the consumer indirect auto portfolio.

Net charge-offs for the six months ended June 30, 2024 were $0.5 million, compared to $0.4 million for the same period in the prior year. Net charge-offs for the six months ended June 30, 2024 were concentrated in the consumer indirect auto portfolio. Net charge-offs for the six months ended June 30, 2023 were primarily attributable to charge-offs in the consumer indirect auto portfolio, and a $0.2 million charge-off of a commercial and industrial loan.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	% Change
WMG fee income	$2,860	$2,603	$257	9.9%
Service charges on deposit accounts	964	959	5	0.5%
Interchange revenue from debit card transactions	1,141	1,194	(53)	(4.4)%
Changes in fair value of equity investments	14	(103)	117	N/M
Net gains on sales of loans held for sale	39	18	21	N/M
Net gains (losses) on sales of other real estate owned	(3)	14	(17)	N/M
Income from bank owned life insurance	10	11	(1)	N/M
CFS fee and commission income	253	265	(12)	(4.5)%
Other	320	486	(166)	(34.2)%
Total non-interest income	$5,598	$5,447	$151	2.8%

Total non-interest income for the second quarter of 2024 increased $0.2 million compared to the same period in the prior year primarily due to an increases in WMG fee income and changes in fair value of equity investments, partially offset by a decrease in other non-interest income.

WMG Fee Income
The increase in WMG fee income can primarily be attributed to an increase in assets under management compared to the same period in the prior year.

Changes in Fair Value Equity Investments
The increase in changes in fair value of equity investments can primarily be attributed to a decline in the market value of a particular asset held by the Corporation during the same period in the prior year.

Other Non-Interest Income
The decrease in other non-interest income can primarily be attributed to a decrease in swap fee income during the current period, compared to the same period in the prior year.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2024	2023	Change	% Change
WMG fee income	$5,563	$5,183	$380	7.3%
Service charges on deposit accounts	1,913	1,900	13	0.7%
Interchange revenue from debit card transactions	2,204	2,327	(123)	(5.3)%
Changes in fair value of equity investments	115	(31)	146	471.0%
Net gains on sales of loans held for sale	71	23	48	208.7%
Net gains (losses) on sales of other real estate owned	(3)	14	(17)	(121.4)%
Income from bank owned life insurance	19	21	(2)	(9.5)%
CFS fee and commission income	481	506	(25)	(4.9)%
Other	892	927	(35)	(3.8)%
Total non-interest income	$11,255	$10,870	$385	3.5%

Total non-interest income for the six months ended June 30, 2024 increased $0.4 million compared to the same period in the prior year. The increase was primarily due to increases in WMG fee income and changes in fair value of equity investments, offset by a decrease in interchange revenue from debit card transactions.

WMG Fee Income
The increase in WMG fee income can primarily be attributed to an increase in assets under management compared to the same period in the prior year.

Changes in Fair Value of Equity Investments
The increase in the changes in fair value of equity investments was primarily due to an increase in the market value of assets held related to the Corporation's deferred compensation plan, relating to improvements in the financial markets compared to the same period in the prior year. This increase was also attributed to decline in the fair value of a particular equity investment held by the Corporation during the same period in the prior year.

Interchange Revenue from Debit Card Transactions
The decrease in interchange revenue from debit card transactions was primarily due to a decrease in client transaction volume compared to the same period in the prior year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Compensation expense:
Salaries and wages	$6,823	$6,704	$119	1.8%
Pension and other employee benefits	2,078	1,808	270	14.9%
Other components of net periodic pension and postretirement benefits	(232)	(174)	(58)	(33.3)%
Total compensation expense	8,669	8,338	331	4.0%

Non-compensation expense:
Net occupancy	1,445	1,440	5	0.3%
Furniture and equipment	397	461	(64)	(13.9)%
Data processing	2,297	2,473	(176)	(7.1)%
Professional services	558	602	(44)	(7.3)%
Marketing and advertising	388	170	218	128.2%
Other real estate owned expenses	12	1	11	N/M
FDIC insurance	516	586	(70)	(11.9)%
Loan expenses	200	308	(108)	(35.1)%
Other	1,737	1,534	203	13.2%
Total non-compensation expense	7,550	7,575	(25)	(0.3)%
Total non-interest expense	$16,219	$15,913	$306	1.9%

Total non-interest expense for the second quarter of 2024 increased $0.3 million compared to the same period in the prior year. The increase was due to an increase in total compensation expense, offset by a decrease in non-compensation expense. For the three months ended June 30, 2024, non-interest expense to average assets was 2.38%, compared to 2.41% for the same period in the prior year.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, can be primarily attributed to increases in pension and other employee benefits and salaries and wages. The increase in pension and other employee benefits for the current quarter was primarily attributable to an increase in employee healthcare expense, compared to the same period in the prior year. Salaries and wages increased in the current period, compared to the same period in the prior year primarily due to increases in base wages and an increase in the market value of the Corporation's deferred compensation plan.

Non-compensation expense
The decrease in non-compensation expense for the current period, compared to the same period in the prior year, can be primarily attributed to decreases in data processing and loan expenses, offset by increases in marketing and advertising and other non-interest expense. The decrease in data processing for the current period compared to the same period in the prior year was primarily due to a decrease in core processing expenses. The decrease in loan expenses was partially attributable to lower collection-related fees and overall lower origination activity in the current period. Marketing and advertising increased during the current period compared to the same period in the prior year primarily due to a deposit account promotion related to the Bank's 190th anniversary, increased advertising activity in the current period, and consulting engagements. Other non-interest expense increased primarily due to an increase in expenses related to community relations and other miscellaneous expenses.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2024	2023	Change	% Change
Compensation expense:
Salaries and wages	$13,839	$13,487	$352	2.6%
Pension and other employee benefits	4,160	3,488	672	19.3%
Other components of net periodic pension and postretirement benefits	(464)	(348)	(116)	(33.3)%
Total compensation expense	17,535	16,627	908	5.5%

Non-compensation expense:
Net occupancy	2,938	2,905	33	1.1%
Furniture and equipment	795	879	(84)	(9.6)%
Data processing	4,870	4,854	16	0.3%
Professional services	1,117	1,042	75	7.2%
Marketing and advertising	733	502	231	46.0%
Other real estate owned expenses	61	39	22	56.4%
FDIC insurance	1,093	1,083	10	0.9%
Loan expenses	455	540	(85)	(15.7)%
Other	3,320	3,278	42	1.3%
Total non-compensation expense	15,382	15,122	260	1.7%
Total non-interest expense	$32,917	$31,749	$1,168	3.7%

Total non-interest expense for the six months ended June 30, 2024 increased $1.2 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For each of the six months ended June 30, 2024 and 2023, non-interest expense to average assets was 2.42%.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, can be primarily attributed to increases in pension and other employee benefits and salaries and wages, offset by a decrease in other components of net periodic pension and postretirement benefits. The increase in pension and other employee benefits was attributable to an increase in healthcare related expenses for the current period, compared to the same period in the prior year. The increase in salaries and wages was primarily due to increases in base salaries and wages, which offset savings realized due to outsourcing, compared to the same period in the prior year. The decrease in other components of net periodic pension and postretirement benefits was primarily due to actuarial adjustments related to the Corporation's pension plans.

Non-compensation expense
The increase in non-compensation expense can primarily be attributed to increases in marketing and advertising and professional services, offset by a decrease in loan expenses. Marketing and advertising increased during the current period compared to the same period in the prior year primarily due to expenditures related to a deposit account promotion related to the Bank's 190th anniversary, and an increase in advertising activity in the current period. Professional services increased in the current period, compared to the same period in the prior year, primarily due to outsourced services related to the realignment of certain back office functions, new strategic consulting arrangements, and fee increases. The decrease in loan expenses was partially attributable to lower collection-related fees and overall lower origination activity.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Income before income tax expense	$6,261	$7,893	$(1,632)	(20.7)%
Income tax expense	$1,274	$1,613	$(339)	(21.0)%
Effective tax rate	20.3%	20.4%

Income tax expense for the three month periods ended June 30, 2024 and 2023 were $1.3 million and $1.6 million, respectively. The decrease in income tax expense was due primarily to a decrease of $1.6 million in income before income tax expense. The effective income tax rate decreased from 20.4% for the three months ended June 30, 2023 to 20.3% for the three months ended June 30, 2024.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2024	2023	Change	% Change
Income before income tax expense	$15,349	$17,150	$(1,801)	(10.5)%
Income tax expense	$3,312	$3,600	$(288)	(8.0)%
Effective tax rate	21.6%	21.0%

Income tax expense for the six month periods ended June 30, 2024 and 2023 were $3.3 million and $3.6 million, respectively. The decrease in income tax expense was due primarily to a decrease of $1.8 million in income before income tax expense. The effective income tax rate increased from 21.0% for the six months ended June 30, 2023 to 21.6% for the six months ended June 30, 2024.

Financial Condition

The following table presents selected financial information as of the dates indicated, and the dollar and percent change (dollars in thousands):

ASSETS	June 30, 2024	December 31, 2023	Change	% Change
Total cash and cash equivalents	$70,217	$36,847	$33,370	90.6%
Total investment securities, FHLB and FRB stock	560,180	593,322	(33,142)	(5.6)%

Loans, net of deferred loan fees	2,011,472	1,972,664	38,808	2.0%
Allowance for credit losses	(21,031)	(22,517)	(1,486)	(6.6)%
Loans, net	1,990,441	1,950,147	40,294	2.1%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	113,151	108,389	4,762	4.4%
Total assets	$2,755,813	$2,710,529	$45,284	1.7%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,415,921	$2,429,427	$(13,506)	(0.6)%
Advances and other debt	83,835	34,970	48,865	139.7%
Other liabilities	54,835	50,891	3,944	7.7%
Total liabilities	2,554,591	2,515,288	39,303	1.6%

Total shareholders’ equity	201,222	195,241	5,981	3.1%
Total liabilities and shareholders’ equity	$2,755,813	$2,710,529	$45,284	1.7%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in loans, deposits, borrowings, and securities.

Investment securities
The decrease in investment securities can mostly be attributed to $26.7 million in paydowns and maturities in the securities available for sale portfolio and a decrease in the fair value of the available for sale securities portfolio of $5.3 million.

Loans, net
The increase in loans, net of deferred loan fees, can primarily be attributed to increases of $31.8 million in commercial mortgages and $26.2 million in commercial and industrial loans, offset by decreases of $12.0 million in indirect consumer loans and $6.4 million in residential mortgages.

Allowance for Credit Losses
The decrease in the allowance for credit losses can primarily be attributed to the annual review and update of loss drivers used in the Bank's CECL model. The annual update to the loss drivers used in the Bank's CECL model resulted in baseline loss rates that were lower than in previous iterations of the model. This decrease was partially offset by lower modeled prepayment speeds and growth in the loan portfolio. FOMC forecasted economic variables used in the Bank's CECL model were stable between December 2023 and June 2024, with a slight deterioration in 2025 year-end U.S. civilian unemployment rate and improvement in both 2024 and 2025 year-end U.S. real GDP growth.

Other Assets
The increase in other assets can primarily be attributed to increases of $1.5 million in interest rate swap assets, due to an increase in the market value of swaps, and $1.5 million in deferred tax assets.

Deposits
The decrease in deposits can primarily be attributed to decreases of $34.0 million in non-interest bearing demand deposits and $10.6 million in insured money market deposits. Total time deposits decreased $5.6 million, primarily due to a $73.3 million decrease in brokered deposits, offset by an increase of $67.7 million in customer time deposits. Additionally, savings deposits decreased $0.6 million. These decreases were partially offset by an increase of $37.2 million in interest bearing demand deposits.

Advances and Other Debt
The increase in advances and other debt can primarily be attributed to a $50.0 million advance from the Federal Reserve Bank Term Funding Program (BTFP), and a $30.0 million short-term advance from the FHLBNY, offset by a decrease of $31.9 million in FHLBNY overnight borrowings.

Other liabilities
The increase in other liabilities can primarily be attributed to increases of $1.2 million in interest payable on borrowed funds,$0.9 million in interest payable on deposits, and $1.5 million in interest rate swap liabilities, which was primarily due to an increase in the market value of swaps.

Shareholders’ equity
Shareholders’ equity was $201.2 million at June 30, 2024 compared to $195.2 million at December 31, 2023. The increase can primarily be attributed to an increase of $9.1 million in retained earnings, partially offset by an increase in accumulated other comprehensive loss of $3.9 million. The increase in retained earnings can primarily be attributed to net income of $12.0 million, offset by $2.9 million in dividends declared, during the six months ended June 30, 2024. The increase in accumulated other comprehensive loss can primarily be attributed to a decrease in the fair market value of the available for sale securities portfolio due to unfavorable changes in market interest rates.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.377 billion as of June 30, 2024, including $412.1 million of assets held under management or administration for the Corporation, compared to $2.242 billion as of December 31, 2023, including $381.3 million of assets held under management or administration for the Corporation, an increase of $134.9 million, or 6.0%, due to an increase in assets under management primarily attributable to improvements in financial markets.

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
The available for sale segment of the securities portfolio totaled $550.9 million as of June 30, 2024, a decrease of $33.1 million, or 5.7%, from $584.0 million as of December 31, 2023. The decrease can mostly be attributed to $26.7 million in paydowns and maturities, and a decrease in the fair value of the portfolio of $5.3 million. The held to maturity securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $0.7 million and $0.8 million as of June 30, 2024 and December 31, 2023, respectively.
Non-marketable equity securities as of June 30, 2024 and December 31, 2023 include shares of FRBNY stock and FHLBNY stock, carried at their cost. For each period, FRBNY stock and FHLBNY stock were $1.9 million and $3.6 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

Loans

The table below presents the Corporation’s loan composition by segment as of the dates indicated, and the dollar and percent change from December 31, 2023 to June 30, 2024 (dollars in thousands):

LOAN PORTFOLIO COMPOSITION
	June 30, 2024	% of Total Loans	December 31, 2023	% of Total Loans	Dollar Change	% Change
Commercial and industrial	$290,546	14.5%	$264,396	13.4%	$26,150	9.9%
Commercial mortgages:
Construction	146,369	7.3%	138,887	7.0%	7,482	5.4%
Commercial mortgages, other	1,008,343	50.1%	984,038	49.9%	24,305	2.5%
Residential mortgages	271,620	13.5%	277,992	14.1%	(6,372)	(2.3)%
Consumer loans:
Home equity lines and loans	87,228	4.3%	87,056	4.4%	172	0.2%
Indirect consumer loans	198,407	9.9%	210,423	10.7%	(12,016)	(5.7)%
Direct consumer loans	8,959	0.4%	9,872	0.5%	(913)	(9.2)%
Total	$2,011,472	100.0%	$1,972,664	100.0%	$38,808	2.0%

Portfolio loans totaled $2.011 billion as of June 30, 2024, an increase of $38.8 million, or 2.0%, from $1.973 billion as of December 31, 2023. The increase in loans can primarily be attributed to increases of $31.8 million in commercial mortgage loans and $26.2 million in commercial and industrial loans, offset by decreases of $12.0 million in indirect consumer loans and $6.4 million in residential mortgages.

Commercial lending continues to be a primary driver of asset growth for the Corporation, as demand for project financing remains robust, particularly in the Albany region. As of June 30, 2024, total commercial real estate loans, inclusive of construction loans, in the Capital region grew by $21.1 million. Commercial real estate loan growth in the Southern Tier of New York and Western New York regions were $5.5 million and $5.1 million, respectively. Growth in commercial and industrial loans between December 31, 2023 and June 30, 2024 was also concentrated in the Capital region, growing by $16.9 million. Commercial and industrial loan growth in the Southern Tier of New York and Western New York regions were $6.3 million and $2.9 million, respectively.

Residential mortgage loans totaled $271.6 million as of June 30, 2024, a decrease of $6.4 million, or 2.3%, compared to December 31, 2023. During the six months ended June 30, 2024, $13.0 million in residential mortgages were originated, of which $4.3 million were sold in the secondary market to Freddie Mac and FHLBNY. Demand for residential mortgage originations continues to be weaker as a result of the higher interest rate environment and low market mobility due to many borrowers securing lower interest rates in prior years. Indirect consumer loans totaled $198.4 million as of June 30, 2024, a decrease of $12.0 million, or 5.7%, from December 31, 2023 as consumer demand for auto originations continued to favor lower-cost used vehicles and turnover in the portfolio exceeded total origination activity.

The table below presents the Corporation’s outstanding loan balances by Bank division (in thousands):

LOANS BY DIVISION
	June 30, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Chemung Canal Trust Company*	$653,569	$665,701	$651,516	$592,172	$658,468
Capital Bank Division	1,244,863	1,206,561	1,098,104	879,105	877,995
Canal Bank Division	113,040	100,402	79,828	46,972	—
Total loans	$2,011,472	$1,972,664	$1,829,448	$1,518,249	$1,536,463

* All loans, excluding those originated by the Capital Bank and Canal Bank divisions.

Commercial real estate lending represented the largest portion of the Corporation's loan portfolio as of June 30, 2024 and December 31, 2023. Commercial real estate lending is comprised of the "Construction" and "Commercial mortgage, other" segments of the loan portfolio, as presented in Note 4 - Loans and Allowance for Credit Losses to the Consolidated Financial Statements. As of June 30, 2024 and December 31, 2023, total commercial real estate loans totaled $1.155 billion and $1.123 billion, respectively. Management evaluates the risk inherent in its portfolio of commercial real estate loans using a variety of metrics, including but not limited to type, geography, collateral, and borrower or sponsor industry.

The table below presents commercial real estate loans by type and percentage as of June 30, 2024 and December 31, 2023 (dollars in thousands):

Commercial real estate loans by type:	June 30, 2024	% of Total	December 31, 2023	% of Total	% Change
Construction	$146,369	12.7%	$138,887	12.4%	5.4%
1-4 Family Residential(1)	45,946	4.0%	45,792	4.1%	0.3%
Multifamily	346,524	30.0%	349,327	31.1%	(0.8)%
Owner-Occupied	128,981	11.2%	123,989	11.0%	4.0%
Non-Owner Occupied	486,892	42.1%	464,930	41.4%	4.7%
Total	$1,154,712	100.0%	$1,122,925	100.0%

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

The table below presents commercial real estate loans by regional location of collateral and percentage as of June 30, 2024 and December 31, 2023 (dollars in thousands):

Commercial real estate loans by regional location of collateral:	June 30, 2024	% of Total	December 31, 2023	% of Total	% Change
Capital & Adirondacks	$743,281	64.4%	$736,971	65.6%	0.9%
Southern Tier & Finger Lakes	227,178	19.7%	213,970	19.1%	6.2%
Western New York	132,806	11.5%	123,202	11.0%	7.8%
Other	51,447	4.4%	48,782	4.3%	5.5%
Total	$1,154,712	100.0%	$1,122,925	100.0%

The Corporation closely monitors economic and credit trends for the industries in which its commercial real estate borrowers are involved. Property types are designated based on the purpose of the collateral securing commercial real estate loans. The table below presents commercial real estate loans by borrower industry and percentage as of June 30, 2024 and December 31, 2023 (dollars in thousands):

Commercial real estate loans by borrower industry:	June 30, 2024	% of Total	December 31, 2023	% of Total	% Change
Construction & Land Development	$146,369	12.7%	$141,551	12.6%	3.4%
Industrial	46,198	4.0%	41,784	3.8%	10.6%
Warehouse & Storage	81,461	7.1%	65,379	5.8%	24.6%
Retail	202,402	17.5%	195,561	17.4%	3.5%
Office	120,852	10.5%	118,344	10.5%	2.1%
Hotel	49,540	4.2%	55,533	4.9%	(10.8)%
1-4 Family Residential Rental	47,305	4.1%	45,792	4.1%	3.3%
Multifamily (5+)	373,997	32.3%	372,569	33.2%	0.4%
Medical	35,295	3.1%	32,859	2.9%	7.4%
Educational	22,653	2.0%	25,738	2.3%	(12.0)%
Other	28,640	2.5%	27,815	2.5%	3.0%
Total	$1,154,712	100.0%	$1,122,925	100.0%
Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which may cause them to be similarly impacted by economic or other conditions. Industries are identified using NAICS codes, and the Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations of greater than 10.0% of total loans. As of June 30, 2024 and December 31, 2023, commercial loans to borrowers involved in the real estate and real estate rental and leasing businesses were 50.6% and 49.5% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of June 30, 2024 and December 31, 2023.

The table below presents the maturity of loans outstanding as of June 30, 2024 (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$98,147	$108,872	$79,833	$3,694	$290,546
Commercial mortgages:
Construction	31,515	37,005	77,526	323	146,369
Commercial mortgages	61,703	249,391	671,175	26,074	1,008,343
Residential mortgages	3,677	10,088	105,452	152,403	271,620
Consumer loans:
Home equity lines and loans	57	6,832	57,692	22,647	87,228
Indirect consumer loans	1,545	122,432	74,424	6	198,407
Direct consumer loans	308	5,742	1,772	1,137	8,959
Total	$196,952	$540,362	$1,067,874	$206,284	$2,011,472

The tables below present the amounts due after one year, classified according to fixed interest rates and variable interest rates as of June 30, 2024 (in thousands):

Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$64,446	$34,047	$417	$98,910
Commercial mortgages:
Construction	6,346	26,679	—	33,025
Commercial mortgages	160,818	150,670	2,618	314,106
Residential mortgages	9,576	101,322	106,548	217,446
Consumer loans:
Home equity lines and loans	5,628	47,861	512	54,001
Indirect consumer loans	122,432	74,424	6	196,862
Direct consumer loans	5,709	718	53	6,480
Total	$374,955	$435,721	$110,154	$920,830

Loans maturing with variable interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$44,387	$45,839	$3,278	$93,504
Commercial mortgages:				—
Construction	30,800	50,682	323	81,805
Commercial mortgages	88,374	520,627	23,516	632,517
Residential mortgages	605	4,134	45,752	50,491
Consumer loans:				—
Home equity lines and loans	1,207	9,785	22,177	33,169
Indirect consumer loans	—	—	—	—
Direct consumer loans	34	1,086	1,084	2,204
Total	$165,407	$632,153	$96,130	$893,690

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, certain loans made with modifications to borrowers experiencing financial difficulty, other real estate owned, and repossessed vehicles (iv) loans analyzed on an individual basis for credit risk, and (v) potential problem loans. Management reviews these systems on a regular basis.

Non-Performing Assets
Non-performing assets consist of nonaccrual loans, other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure, and repossessed vehicles. Effective January 1, 2023, the Corporation adopted ASU 2022-02, which eliminated troubled debt restructuring accounting guidance. Prior to adoption, nonaccrual troubled debt restructurings were considered to be non-performing assets. The Corporation closely monitors loan modifications made to borrowers deemed to be experiencing financial difficulty in accordance with ASU 2022-02. As of June 30, 2024, there were five loans being monitored under ASU 2022-02 guidance, three of which were accruing, and two of which were nonaccrual and therefore included in non-performing loans.

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

The following table summarizes the Corporation's non-performing assets (dollars in thousands):

NON-PERFORMING ASSETS
	June 30, 2024	December 31, 2023
Total non-performing loans	$8,195	$10,411
Other real estate owned and repossessed vehicles	677	326
Total non-performing assets	$8,872	$10,737

Ratio of non-performing loans to total loans	0.41%	0.53%
Ratio of non-performing assets to total assets	0.32%	0.40%
Ratio of allowance for credit losses to non-performing loans	256.63%	216.28%
Accruing loans past due 90 days or more (1)	$13	$10

(1) Not included in non-performing assets above.

Non-Performing Loans and Assets
Non-performing loans totaled $8.2 million, or 0.41% of total loans as of June 30, 2024, compared to $10.4 million, or 0.53% of total loans as of December 31, 2023. Non-performing assets, which are comprised of non-performing loans, other real estate owned, and repossessed vehicles were $8.9 million, or 0.32% of total assets as of June 30, 2024, compared to $10.7 million, or 0.40% of total assets as of December 31, 2023. The decrease in non-performing loans was primarily attributable to the payoff of a nonaccrual commercial real estate loan totaling $1.9 million during the six month period ended June 30, 2024, as well as $1.8 million in paydown activity on other nonaccrual loans, partially offset by $2.4 million in newly designated nonaccrual loans. The decrease in non-performing assets can be attributed to the decrease in non-performing loans.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Corporation works closely with borrowers experiencing financial difficulties to identify viable solutions that minimize the potential for loss. The Corporation monitors modifications made to borrowers experiencing financial difficulty in which contractual cash flows are directly impacted. Modifications included under this guidance include principal reductions, reductions in effective interest rates, term extensions, significant payment delays, or a combination thereof. ASU 2022-02 was implemented on January 1, 2023 on a prospective basis, and as of June 30, 2024, the Corporation had five loans modified under this accounting guidance, which consisted of term extensions on two commercial and industrial loans, one commercial mortgage, and one home equity loan, and a payment delay on one residential mortgage. As of June 30, 2024, one of the aforementioned commercial and industrial loans given an extension of six months and the residential mortgage given a payment delay were non-performing, while the remainder of the modified loans were considered to be performing. During the six month period ended June 30, 2024, a $1.9 million commercial mortgage previously modified under ASU 2022-02 was paid off.

Individually Analyzed Loans
The Corporation analyzes loans on an individual basis when management determines that a loan no longer exhibits risk characteristics consistent with those in its designated pool of loans, in accordance with the Corporation's CECL methodology. The amortized cost basis of individually analyzed loans as of June 30, 2024 totaled $6.0 million, compared to $8.0 million as of December 31, 2023.
The majority of the Corporation's individually analyzed loans are secured and measured for credit loss based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals by independent third parties on loans secured by real estate at the time a loan is determined to require individual analysis. A measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. Upon receipt and review of updated appraisals, an additional measurement is performed to determine if any adjustments are necessary to reflect proper provisioning or charge-offs. Individually analyzed loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. Real estate values in each of the Corporation's market areas have remained stable in recent periods. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business.

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
Loans are analyzed on either an individual basis or a pooled basis, determined by risk characteristics. It is the Corporation's policy to analyze all nonaccrual commercial loans on an individual basis, unless specific circumstances warrant that the loan should continue to be analyzed on a pooled basis. Management may also individually analyze accruing loans based on specific risk characteristics or fact patterns. Individually analyzed loans are primarily valued based on the collateral method, however, certain loans may be valued using a cash flow analysis. Pooled loans are segmented based on groups of assigned FFIEC call codes, in order to provide enough granularity to meaningfully capture the risk profile of each instrument, yet broad enough to accurately allow for the application of certain pool-level assumptions.
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
Qualitative adjustments represent management's expectation of certain risks not being captured entirely in the quantitative portion of the model. Qualitative adjustment rates are applied to each instrument within a pool on a consistent basis. Factors considered as part of the qualitative adjustment analysis include economic considerations not captured by the model, changes in conditions within the Bank such as lending standards, personnel, and concentrations of credit, among others, as well as other external factors such as change in the regulatory and competitive landscape.

The allowance for credit losses is adjusted though a provision (credit) for credit losses, which is charged to operations. Separate provision accounts have been established for on-balance sheet credit exposures and off-balance sheet credit exposures, and are combined in the line item Provision (credit) for credit losses on the Corporation's Consolidated Statements of Income. Loans are charged against the allowance for credit losses when management believes that the collectability of all or a portion of the principal is unlikely. Management's evaluation of the adequacy of the allowance for credit losses is performed on a periodic basis and takes into consideration such factors as the outcomes of the quantitative analysis, a review of specific individually analyzed loans, and relevant qualitative adjustments. While management uses available information to recognize losses on credits, future additions to the allowance may be necessary based on changing economic conditions or portfolio composition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for credit losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
The allowance for credit losses was $21.0 million as of June 30, 2024, and $22.5 million as of December 31, 2023. The allowance for credit losses was 256.63% of non-performing loans as of June 30, 2024, compared to 216.28% as of December 31, 2023. The ratio of allowance for credit losses to total loans was 1.05% as of June 30, 2024 and 1.14% as of December 31, 2023. Net charge-offs for the six months ended June 30, 2024 and June 30, 2023 were $0.5 million and $0.4 million, respectively. Net charge-off activity for the six months ended June 30, 2024 primarily reflected activity in the indirect auto segment of the consumer loan portfolio, while activity for the six months ended June 30, 2023 primarily reflected a partial charge off on a commercial and industrial loan, as well as charge-off activity in the indirect auto segment of the consumer loan portfolio.
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

The table below summarizes the Corporation’s allowance for credit losses and non-performing loans outstanding by loan category as of June 30, 2024 and December 31, 2023 (dollars in thousands):

ALLOWANCE BY LOAN CATEGORY
Balance as of June 30, 2024	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,894	1.68%	$2,007	0.69%	243.85%
Commercial mortgages	10,530	0.91%	3,947	0.34%	266.78%
Residential mortgages	2,106	0.78%	1,438	0.53%	146.45%
Consumer loans	3,501	1.19%	803	0.27%	435.99%
Total	$21,031	1.05%	$8,195	0.41%	256.63%

Balance as of December 31, 2023	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$5,055	1.91%	$1,930	0.73%	261.92%
Commercial mortgages	12,026	1.07%	5,969	0.53%	201.47%
Residential mortgages	2,194	0.79%	1,315	0.47%	166.84%
Consumer loans	3,242	1.05%	1,197	0.39%	270.84%
Total	$22,517	1.14%	$10,411	0.53%	216.28%

(1) Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios at June 30, 2024 and December 31, 2023:

Consolidated Ratios	June 30, 2024	December 31, 2023
Non-performing loans to total loans	0.41%	0.53%
Allowance for credit losses to total loans	1.05%	1.14%
Allowance for credit losses to non-performing loans	256.63%	216.28%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the six months ended June 30, 2024 and June 30, 2023:

Credit Ratios (1)	June 30, 2024	June 30, 2023
Commercial and industrial	(0.02)%	0.08%
Commercial mortgages	—%	—%
Residential mortgages	(0.01)%	—%
Consumer loans	0.78%	0.07%
Total	0.05%	0.04%

(1) Current period annualized.

The table below summarizes the Corporation’s credit loss experience for the six months ended June 30, 2024 and 2023 (in thousands):

SUMMARY OF CREDIT LOSS EXPERIENCE
	Six Months Ended June 30,
	2024	2023
Balance of allowance for credit losses at beginning of period	$22,517	$19,659
Impact of ASC 326 Adoption	—	374
Charge-offs:
Commercial and industrial	—	199
Commercial mortgages	—	—
Residential mortgages	19	—
Consumer loans	797	437
Total charge-offs	$816	$636
Recoveries:
Commercial and industrial	$50	$8
Commercial mortgages	2	1
Residential mortgages	49	—
Consumer loans	227	212
Total recoveries	$328	$221
Net charge-offs (recoveries)	488	415
Provision (credit) for credit losses on-balance sheet exposure (1)	(998)	554
Balance of allowance for credit losses at end of period	$21,031	$20,172

(1) Additional provision related to off-balance sheet exposure was a credit of $163 thousand for the six months ended June 30, 2024 and a $41 thousand credit for the six months ended June 30, 2023.

Other Real Estate Owned and Repossessed Vehicles

OREO totaled $0.5 million as of June 30, 2024, and $0.3 million as of December 31, 2023, respectively. There were two residential mortgage properties and two home equity loan properties added to other real estate owned in the first six months of 2024. There was one residential mortgage property and two home equity properties sold from other real estate owned in the first six months of 2024, resulting in a net loss on sales of $3.0 thousand. The Corporation had $0.1 million in repossessed vehicles as of June 30, 2024, which is included in other assets on the Consolidated Balance Sheets, and is a component of nonperforming assets.

Deposits

The table below summarizes the Corporation’s deposit composition by segment as of June 30, 2024, and December 31, 2023, and the dollar and percent change from December 31, 2023 to June 30, 2024 (in thousands):

DEPOSITS
					June 30, 2024 v. December 31, 2023
	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non-interest-bearing demand deposits	$619,192	25.6%	$653,166	26.9%	$(33,974)	(5.2)%
Interest-bearing demand deposits	328,370	13.6%	291,138	12.0%	37,232	12.8%
Money market deposits	613,131	25.4%	623,714	25.7%	(10,583)	(1.7)%
Savings deposits	248,528	10.3%	249,144	10.3%	(616)	(0.2)%
Certificates of deposit $250,000 or less	426,788	17.7%	365,058	15.0%	61,730	16.9%
Certificates of deposit greater than $250,000	80,307	3.3%	76,804	3.1%	3,503	4.6%
Brokered deposits	69,500	2.9%	142,776	5.9%	(73,276)	(51.3)%
Other time deposits	30,105	1.2%	27,627	1.1%	2,478	9.0%
Total	$2,415,921	100.0%	$2,429,427	100.0%	$(13,506)	(0.6)%
Deposits totaled $2.416 billion as of June 30, 2024 compared to $2.429 billion as of December 31, 2023, a decrease of $13.5 million, or 0.6%. The decrease was primarily attributable to decreases of $73.3 million in brokered deposits, $34.0 million in non-interest bearing demand deposits, $10.6 million in insured money market deposits, and $0.6 million in savings deposits, offset by increases of $37.2 million in interest-bearing demand deposits and $67.7 million in customer time deposits.
The growth in customer deposits was due primarily to increases of $35.5 million in public deposits, $33.7 million in consumer deposits, $20.7 million in ICS deposits, and $11.8 million in CDARS deposits, offset by a decrease of $42.0 million in commercial deposits. As of June 30, 2024, demand deposit and money market deposits comprised 64.6% of total deposits compared to 64.5% as of December 31, 2023. The aggregate amount of the Corporation's outstanding uninsured deposits was 26.3% and 27.0% of total deposits, as of June 30, 2024 and December 31, 2023, respectively.

The table below presents the Corporation's deposits balances by Bank division (in thousands):

DEPOSITS BY DIVISION
	June 30, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Chemung Canal Trust Company*	$2,045,565	$2,042,679	$1,888,991	$1,738,000	$1,686,270
Capital Bank Division	363,985	380,962	435,207	415,607	351,404
Canal Bank Division	6,371	5,786	3,002	1,811	—
Total	$2,415,921	$2,429,427	$2,327,200	$2,155,418	$2,037,674

*All deposits, excluding those originated by the Capital Bank and Canal Bank divisions.

In addition to consumer, commercial, and public deposits, other sources of funds include reciprocal deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. The CDARS and ICS reciprocal program uses a sophisticated matching system, where funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Additionally, the CDARS and ICS One-Way Buy programs allow the Corporation to obtain wholesale brokered deposits through the system. Deposits obtained through the CDARS and ICS reciprocal programs were $458.0 million and $425.5 million as of June 30, 2024, and December 31, 2023, respectively. Brokered deposits, which include funds obtained through brokers or the CDARS and ICS One-Way Buy program, were $69.5 million and $142.8 million as of June 30, 2024, and December 31, 2023, respectively.

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

Borrowings
Borrowings increased by $48.9 million to $83.8 million as of June 30, 2024 from December 31, 2023, primarily attributable to a $50.0 million advance from the Federal Reserve, as the Corporation took advantage of lower interest rates offered by the Bank Term Funding Program (BTFP), and a $30.0 million three-month advance from the FHLBNY, offset by a decrease of $31.9 million in FHLBNY overnight advances compared to December 31, 2023. There were no outstanding FHLBNY or FRBNY term advances as of December 31, 2023.

Shareholders’ Equity
Total shareholders' equity increased by $6.0 million from $195.2 million as of December 31, 2023 to $201.2 million as of June 30, 2024, primarily due to an increase in retained earnings, offset by an increase in accumulated other comprehensive loss. The increase in retained earnings of $9.1 million was due primarily to earnings of $12.0 million, offset by $2.9 million in dividends declared during the six months ended June 30, 2024. The increase in accumulated other comprehensive loss of $3.9 million can be mostly attributed to a decrease in the fair market value of the available for sale securities portfolio, due to higher interest rates. Treasury stock decreased by $0.5 million, primarily due to the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 7.30% as of June 30, 2024 compared to 7.20% as of December 31, 2023. The tangible equity to tangible assets ratio was 6.56% as of June 30, 2024 compared to 6.45% as of December 31, 2023. Book value per share increased to $42.17 as of June 30, 2024 from $41.07 as of December 31, 2023.

The Bank is subject to the capital adequacy guidelines of the Federal Reserve, which establishes a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of June 30, 2024, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased in the second quarter of 2024. As of June 30, 2024, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares as of June 30, 2024.

Liquidity
Liquidity management involves the ability to meet the cash flow requirements of deposit clients and borrowers, as well as the operating, investing, and financing activities of the Corporation. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $250,000 or more, brokered deposits, FHLBNY and FRB advances, and securities sold under agreements to repurchase.
The Corporation has a detailed Funds Management Policy that includes sections on liquidity measurement and management, and a Liquidity Contingency Plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. This policy and plan are established and revised as needed by the management and Board ALCO committees. The ALCO is responsible for measuring liquidity, establishing liquidity targets and implementing strategies to achieve selected targets. The ALCO is responsible for coordinating activities across the Corporation to ensure that prudent levels of contingent or standby liquidity are available at all times. Based upon this ongoing assessment of liquidity considerations, management believes the Corporation’s sources of funding meet anticipated funding needs.
As of June 30, 2024, the Corporation's cash and cash equivalents balance was $70.2 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities, U.S. Gov't Treasury securities, Small Business Administration loan pools, and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of June 30, 2024, the Corporation's investment in securities available for sale was $550.9 million, $206.4 million of which was not pledged as collateral.

The Corporation is a member of the FHLBNY, which allows it to access borrowings to enhance management's ability to satisfy future liquidity needs. The Bank had pledged a total of $247.7 million and $254.6 million of residential mortgage loans and home equity loans under a blanket lien arrangement, as of June 30, 2024 and December 31, 2023, respectively, as collateral for future borrowings. Based on this available collateral and securities also held as collateral, the Corporation was eligible to borrow up to a total of $221.4 million and $225.3 million as of June 30, 2024 and December 31, 2023, respectively. The Bank had outstanding FHLBNY borrowings of $30.0 million and $31.9 million as of June 30, 2024, and December 31, 2023, respectively. The Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $191.4 million as of June 30, 2024. Borrowings may be used on a short-terms basis for liquidity purposes or on a long-term basis to fund asset growth.
Uninsured deposits totaled $635.2 million as of June 30, 2024, and $655.7 million as of December 31, 2023, which included $188.8 million and $153.2 million of municipal deposits that were collateralized by pledged assets, respectively. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions due to their fluidity.
The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it may continue utilizing brokered deposits as a secondary source of funding to support growth. Brokered deposits may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. Brokered deposits were $69.5 million and $142.8 million, as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, brokered deposits carried terms between three and 48 months with staggered maturities. The Corporation also had a total of $60.0 million of unsecured lines of credit with five different financial institutions, all of which were available as of June 30, 2024 and December 31, 2023.
On March 12, 2023, the Treasury Department, Federal Reserve, and FDIC jointly announced a new liquidity program, the Bank Term Funding Program (BTFP), in response to the failure of two banks earlier that week. Under the BTFP, institutions could pledge certain securities (i.e., securities eligible for purchase by the Federal Reserve Banks in open market operations) for the par value of the securities at a borrowing rate of ten basis points over the one-year overnight index swap rate. Certain U.S. federally insured depository institutions were eligible to participate in the BTFP. In January 2024, the Corporation utilized the BTFP, with an advance of $50.0 million, at an interest rate of 4.91%, which matures in January 2025, and may be repaid at any time without prepayment penalty. No new borrowings could be made under the BTFP after March 11, 2024. Also available to the Corporation is the Discount Window Lending provided by the Federal Reserve Bank.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$14,422	$17,865
Net cash used in investing activities	(13,634)	(34,694)
Net cash provided (used) by financing activities	32,582	15,186
Net increase (decrease) in cash and cash equivalents	$33,370	$(1,643)

Operating activities
The Corporation believes cash flows from operations, available cash balances, and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first six months of 2024 and 2023 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first six months of 2024 and 2023 predominantly resulted from a net increase in loans, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first six months of 2024 predominantly resulted from term advances from the Federal Reserve BTFP and FHLB, offset by a decrease in deposits. Cash provided by financing activities during the first six months of 2023 predominantly resulted from the net repayment of overnight advances, offset by a net increase in deposits.

Capital Resources

The Bank is subject to regulatory capital requirements administered by federal banking agencies. As a result of the Regulatory Relief Act, the FRB amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3.0 billion that are (i) not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are not subject to regulatory capital requirements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in calculating regulatory capital.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of June 30, 2024 and December 31, 2023, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of June 30, 2024, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of June 30, 2024 and December 31, 2023 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of June 30, 2024 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$271,095	13.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$263,902	13.01%	$162,328	8.00%	$213,055	10.50%	$202,909	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$249,309	12.28%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$242,116	11.93%	$121,746	6.00%	$172,473	8.50%	$162,328	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$249,309	12.28%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$242,116	11.93%	$91,309	4.50%	$142,037	7.00%	$131,891	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$249,309	8.85%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$242,116	8.61%	$112,540	4.00%	N/A	N/A	$140,675	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2023 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$262,864	13.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,783	12.76%	$158,438	8.00%	$207,950	10.50%	$198,048	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$239,429	12.08%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	11.58%	$118,829	6.00%	$168,341	8.50%	$158,438	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$239,429	12.08%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	11.58%	$89,122	4.50%	$138,634	7.00%	$128,731	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$239,429	8.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	8.26%	$111,034	4.00%	N/A	N/A	$138,792	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. As of June 30, 2024, the Bank could, without prior approval, declare dividends of approximately $52.1 million.

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

						As of or for the
(in thousands, except ratio data)	As of or for the Three Months Ended					Six Months Ended
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2024	2024	2023	2023	2023	2024	2023
Net interest income (GAAP)	$17,761	$18,089	$17,898	$18,017	$18,595	$35,850	$38,542
Fully taxable equivalent adjustment	81	84	87	87	92	165	191
Fully taxable equivalent net interest income (non-GAAP)	$17,842	$18,173	$17,985	$18,104	$18,687	$36,015	$38,733

Average interest-earning assets (GAAP)	$2,699,402	$2,681,059	$2,654,638	$2,627,012	$2,609,893	$2,690,230	$2,601,349

Net interest margin - fully taxable equivalent (non-GAAP)	2.66%	2.73%	2.69%	2.73%	2.87%	2.69%	3.00%

Efficiency Ratio

The unadjusted efficiency ratio is calculated as non-interest expense divided by total revenue (net interest income and non-interest income). The adjusted efficiency ratio is a non-GAAP financial measure which represents the Corporation’s ability to turn resources into revenue and is calculated as non-interest expense divided by total revenue (fully taxable equivalent net interest income and non-interest income), adjusted for one-time occurrences and amortization. This measure is meaningful to the Corporation, as well as to investors and analysts, in assessing the Corporation’s productivity measured by the amount of revenue generated for each dollar spent.

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
EFFICIENCY RATIO	2024	2024	2023	2023	2023	2024	2023
Net interest income (GAAP)	$17,761	$18,089	$17,898	$18,017	$18,595	$35,850	$38,542
Fully taxable equivalent adjustment	81	84	87	87	92	165	191
Fully taxable equivalent net interest income (non-GAAP)	$17,842	$18,173	$17,985	$18,104	$18,687	$36,015	$38,733

Non-interest income (GAAP)	$5,598	$5,657	$5,871	$7,808	$5,447	$11,255	$10,870
Less: recognition of employee retention tax credit	—	—	—	(2,370)	—	—	—
Less: net (gains) losses on security transactions	—	—	39	—	—	—	—
Adjusted non-interest income (non-GAAP)	$5,598	$5,657	$5,910	$5,438	$5,447	$11,255	$10,870

Non-interest expense (GAAP)	$16,219	$16,698	$16,826	$15,668	$15,913	$32,917	$31,749

Efficiency ratio (unadjusted)	69.43%	70.32%	70.79%	60.67%	66.19%	69.88%	64.25%
Efficiency ratio (adjusted)	69.19%	70.07%	70.42%	66.55%	65.94%	69.64%	64.01%

Tangible Equity and Tangible Assets (Period-End)

Tangible equity, tangible assets, and tangible book value per share are each non-GAAP financial measures. Tangible equity represents the Corporation’s stockholders’ equity, less goodwill and intangible assets. Tangible assets represents the Corporation’s total assets, less goodwill and other intangible assets. Tangible book value per share represents the Corporation’s tangible equity divided by common shares at period-end. These measures are meaningful to the Corporation, as well as to investors and analysts, in assessing the Corporation’s use of equity.

						As of or for the
(in thousands, except per share and ratio data)	As of or for the Three Months Ended					Six Months Ended
TANGIBLE EQUITY AND TANGIBLE ASSETS (PERIOD END)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2024	2024	2023	2023	2023	2024	2023
Total shareholders' equity (GAAP)	$201,222	$197,128	$195,241	$170,064	$177,426	$201,222	$177,426
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible equity (non-GAAP)	$179,398	$175,304	$173,417	$148,240	$155,602	$179,398	$155,602

Total assets (GAAP)	$2,755,813	$2,784,890	$2,710,529	$2,707,834	$2,674,673	$2,755,813	$2,674,673
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,733,989	$2,763,066	$2,688,705	$2,686,010	$2,652,849	$2,733,989	$2,652,849

Total equity to total assets at end of period (GAAP)	7.30%	7.08%	7.20%	6.28%	6.63%	7.30%	6.63%
Book value per share (GAAP)	$42.17	$41.34	$41.07	$35.90	$37.49	$42.17	$37.49

Tangible equity to tangible assets at end of period (non-GAAP)	6.56%	6.34%	6.45%	5.52%	5.87%	6.56%	5.87%
Tangible book value per share (non-GAAP)	$37.59	$36.77	$36.48	$31.29	$32.88	$37.59	$32.88

Tangible Equity (Average)

Average tangible equity and return on average tangible equity are each non-GAAP financial measures. Average tangible equity represents the Corporation’s average stockholders’ equity, less average goodwill and intangible assets for the period. Return on average tangible equity measures the Corporation’s earnings as a percentage of average tangible equity. These measures are meaningful to the Corporation, as well as to investors and analysts, in assessing the Corporation’s use of equity.

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
TANGIBLE EQUITY (AVERAGE)	2024	2024	2023	2023	2023	2024	2023
Total average shareholders' equity (GAAP)	$195,375	$195,860	$174,868	$179,700	$180,357	$195,618	$177,089
Less: average intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Average tangible equity (non-GAAP)	$173,551	$174,036	$153,044	$157,876	$158,533	$173,794	$155,265

Return on average equity (GAAP)	10.27%	14.48%	8.63%	16.89%	13.97%	12.37%	15.43%
Return on average tangible equity (non-GAAP)	11.56%	16.29%	9.86%	19.22%	15.89%	13.93%	17.60%

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

						As of or for the
(in thousands, except per share and ratio data)	As of or for the Three Months Ended					Six Months Ended
NON-GAAP NET INCOME	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2024	2024	2023	2023	2023	2024	2023
Reported net income (GAAP)	$4,987	$7,050	$3,802	$7,648	$6,280	$12,037	$13,550
Net (gains) losses on security transactions (net of tax)	—	—	29	—	—	—	—
Recognition of employee retention tax credit (net of tax)	—	—	—	(1,873)	—	—	—
Non-GAAP net income	$4,987	$7,050	$3,831	$5,775	$6,280	$12,037	$13,550

Average basic and diluted shares outstanding	4,770	4,764	4,743	4,736	4,729	4,767	4,725

Reported basic and diluted earnings per share (GAAP)	$1.05	$1.48	$0.80	$1.61	$1.33	$2.53	$2.87
Reported return on average assets (GAAP)	0.73%	1.04%	0.56%	1.14%	0.95%	0.89%	1.03%
Reported return on average equity (GAAP)	10.27%	14.48%	8.63%	16.89%	13.97%	12.37%	15.43%

Non-GAAP basic and diluted earnings per share	$1.05	$1.48	$0.81	$1.21	$1.33	$2.53	$2.87
Non-GAAP return on average assets	0.73%	1.04%	0.57%	0.86%	0.95%	0.89%	1.03%
Non-GAAP return on average equity	10.27%	14.48%	8.69%	12.75%	13.97%	12.37%	15.43%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. As of June 30, 2024, it is estimated that immediate decreases in interest rates of 100-basis points and 200-basis points would positively impact the next 12 months net interest income by 3.00% and 4.83%, respectively. Immediate increases in interest rates of 100-basis points and 200-basis points would positively impact the next 12 months net interest income by 2.07% and 4.15%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
200 basis points decrease	4.83%
100 basis points decrease	3.00%
100 basis points increase	2.07%
200 basis points increase	4.15%

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. As of June 30, 2024, it is estimated that immediate decreases in interest rates of 100-basis points and 200-basis points would positively impact the market value of the Corporation’s capital account by 4.57% and 6.52% respectively. Immediate increases in interest rates of 100-basis points and 200-basis points would positively impact the market value by 0.18% and 0.72% respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
200 basis points decrease	6.52%
100 basis points decrease	4.57%
100 basis points increase	0.18%
200 basis points increase	0.72%

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial and accounting officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2024 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial and accounting officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2024. In addition, there have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of June 30, 2024.

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

ITEM 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2024	—	$—	—	200,816
May 1 - May 31, 2024	—	$—	—	200,816
June 1 - June 30, 2024	—	$—	—	200,816
Quarter ended June 30, 2024	—	$—	—	200,816
(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of June 30, 2024 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

During the second quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

CHEMUNG FINANCIAL CORPORATION

DATED: August 7, 2024	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: August 7, 2024	By: /s/ Dale M. McKim, III
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