Form 10-Q
period 2024-09-30
CHEMUNG FINANCIAL CORP
filed 2024-11-07
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 4,758,567 shares of Common Stock, $0.01 par value, outstanding.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Canal Bank	Division of Chemung Canal Trust Company located in the “Western Region” of New York State, including Erie County.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany, Saratoga, and Schenectady.
Captive insurance company	A company that provides risk-mitigation services for its parent company.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Common Area Maintenance (CAM)	Expenses associated with shared-space maintenance of leased premises.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Employee Retention Tax Credit	The Employee Retention Tax Credit is a refundable payroll tax credit available to eligible employers as defined by the CARES Act of 2020, and amended by the Consolidated Appropriations Act of 2021 and American Rescue Plan Act of 2021.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.

GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
MasterCard	Payment card services vendor.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprises	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 and provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities and investment company-related requirements.
Risk-Weighted Assets (RWA)	Risk-weighted assets consist of on and off balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.

Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from financial institutions	$36,247	$22,247
Interest-earning deposits in other financial institutions	44,193	14,600
Total cash and cash equivalents	80,440	36,847

Equity investments, at estimated fair value	3,244	3,046
Securities available for sale, at estimated fair value (amortized cost of $624,955, at September 30, 2024 and $669,092 at December 31, 2023, net of allowance for credit losses of $0 at September 30, 2024 and December 31, 2023, respectively)	554,575	583,993
Securities held to maturity, (estimated fair value of $657 at September 30, 2024 and $785 at December 31, 2023, net of allowance for credit losses of $0 at September 30, 2024 and December 31, 2023, respectively)	657	785
FHLBNY and FRBNY stock, at cost	4,189	5,498

Loans, net of deferred loan fees	2,028,954	1,972,664
Allowance for credit losses	(21,441)	(22,517)
Loans, net	2,007,513	1,950,147

Premises and equipment, net	14,915	14,571
Operating lease right-of-use assets	5,637	5,648
Goodwill	21,824	21,824
Bank-owned life insurance	2,943	2,914
Interest rate swap assets	19,715	23,942
Accrued interest receivable and other assets	58,563	61,314

Total assets	$2,774,215	$2,710,529

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non interest-bearing	$616,126	$653,166
Interest-bearing	1,834,995	1,776,261
Total deposits	2,451,121	2,429,427

Overnight and short-term advances	50,000	31,920
Long term finance lease obligation	3,757	3,050
Operating lease liabilities	5,820	5,827
Dividends payable	—	1,469
Interest rate swap liabilities	19,742	23,981
Accrued interest payable and other liabilities	23,121	19,614
Total liabilities	2,553,561	2,515,288

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2024 and December 31, 2023	53	53
Additional paid-in capital	48,457	47,773
Retained earnings	243,266	229,930
Treasury stock, at cost; 553,499 shares at September 30, 2024 and 572,663 shares at December 31, 2023	(15,987)	(16,502)
Accumulated other comprehensive loss	(55,135)	(66,013)
Total shareholders' equity	220,654	195,241

Total liabilities and shareholders' equity	$2,774,215	$2,710,529
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$28,611	$25,033	$83,323	$71,113
Taxable securities	3,060	3,537	9,868	10,750
Tax exempt securities	250	258	762	778
Interest-earning deposits	441	187	1,014	400
Total interest and dividend income	32,362	29,015	94,967	83,041
Interest expense:
Deposits	13,005	10,721	37,861	24,577
Borrowed funds	969	277	2,868	1,905
Total interest expense	13,974	10,998	40,729	26,482
Net interest income	18,388	18,017	54,238	56,559
Provision (credit) for credit losses	564	449	(597)	962
Net interest income after provision for credit losses	17,824	17,568	54,835	55,597

Non-interest income:
WMG fee income	2,991	2,533	8,554	7,716
Service charges on deposit accounts	1,016	1,018	2,929	2,918
Interchange revenue from debit card transactions	1,123	1,141	3,327	3,468
Changes in fair value of equity investments	118	(68)	233	(99)
Net gains on sales of loans held for sale	91	67	162	90
Net gains (losses) on sales of other real estate owned	(19)	—	(22)	14
Income from bank-owned life insurance	10	11	29	32
Other	589	3,106	1,962	4,539
Total non-interest income	5,919	7,808	17,174	18,678

Non-interest expense:
Salaries and wages	7,168	6,542	21,007	20,029
Pension and other employee benefits	1,627	1,979	5,787	5,467
Other components of net periodic pension and postretirement benefits	(227)	(174)	(691)	(522)
Net occupancy	1,422	1,337	4,360	4,242
Furniture and equipment	402	353	1,197	1,232
Data processing	2,567	2,480	7,437	7,334
Professional services	522	554	1,639	1,596
Marketing and advertising	210	218	943	720
Other real estate owned	55	10	116	49
FDIC insurance	524	525	1,617	1,608
Loan expense	353	249	808	789
Other	1,887	1,595	5,207	4,873
Total non-interest expense	16,510	15,668	49,427	47,417
Income before income tax expense	7,233	9,708	22,582	26,858
Income tax expense	1,513	2,060	4,825	5,660
Net income	$5,720	$7,648	$17,757	$21,198

Weighted average shares outstanding	4,773	4,736	4,769	4,729
Basic and diluted earnings per share	$1.19	$1.61	$3.72	$4.48
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$5,720	$7,648	$17,757	$21,198
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	20,014	(18,893)	14,719	(18,224)
Tax effect	5,243	(4,952)	3,856	(4,776)
Net of tax amount	14,771	(13,941)	10,863	(13,448)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of net actuarial loss	7	12	21	36
Total before tax effect	7	12	21	36
Tax effect	2	4	6	10
Net of tax amount	5	8	15	26

Total other comprehensive income (loss)	14,776	(13,933)	10,878	(13,422)

Comprehensive income (loss)	$20,496	$(6,285)	$28,635	$7,776
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 30, 2023	$53	$47,740	$221,412	$(17,033)	$(74,746)	$177,426
Net income	—	—	7,648	—	—	7,648
Other comprehensive loss	—	—	—	—	(13,933)	(13,933)
Restricted stock awards	—	289	—	—	—	289
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Distribution of 2,981 shares of treasury stock grants for employee restricted stock awards	—	(86)	—	86	—	—
Cash dividends declared ($0.31 per share)	—	—	(1,464)	—	—	(1,464)
Sale of 2,359 shares of treasury stock (a)	—	26	—	67	—	93
Balances at September 30, 2023	$53	$47,974	$227,596	$(16,880)	$(88,679)	$170,064

Balances at June 30, 2024	$53	$48,102	$239,021	$(16,043)	$(69,911)	$201,222
Net income	—	—	5,720	—	—	5,720
Other comprehensive income	—	—	—	—	14,776	14,776
Restricted stock awards	—	309	—	—	—	309
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Cash dividends declared ($0.31 per share)	—	—	(1,475)	—	—	(1,475)
Repurchase of 215 shares of common stock	—	—	—	(10)	—	(10)
Sale of 2,274 shares of treasury stock (a)	—	41	—	66	—	107
Balances at September 30, 2024	$53	$48,457	$243,266	$(15,987)	$(55,135)	$220,654
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2023	$53	$47,331	$211,859	$(17,598)	$(75,257)	$166,388
Cumulative effect of accounting change (b)	—	—	(1,076)	—	—	(1,076)
Balances at January 1, 2023, as adjusted	53	47,331	210,783	(17,598)	(75,257)	165,312
Net income	—	—	21,198	—	—	21,198
Other comprehensive loss	—	—	—	—	(13,422)	(13,422)
Restricted stock awards	—	837	—	—	—	837
Restricted stock units for directors' deferred compensation plan	—	15	—	—	—	15
Distribution of 7,558 shares of treasury stock grants for employee restricted stock awards	—	(217)	—	217	—	—
Cash dividends declared ($0.93 per share)	—	—	(4,385)	—	—	(4,385)
Distribution of 8,492 shares of treasury stock for directors' compensation	—	(147)	—	243	—	96
Repurchase of 2,148 shares of common stock	—	—	—	(98)	—	(98)
Sale of 12,868 shares of treasury stock (a)	—	144	—	368	—	512
Forfeiture of 326 shares of restricted stock awards	—	11	—	(12)	—	(1)
Balances at September 30, 2023	$53	$47,974	$227,596	$(16,880)	$(88,679)	$170,064

Balances at January 1, 2024	$53	$47,773	$229,930	$(16,502)	$(66,013)	$195,241
Net income	—	—	17,757	—	—	17,757
Other comprehensive income	—	—	—	—	10,878	10,878
Restricted stock awards	—	922	—	—	—	922
Restricted stock units for directors' deferred compensation plan	—	15	—	—	—	15
Distribution of 5,942 shares of treasury stock grants for employee restricted stock awards	—	(171)	—	171	—	—
Cash dividends declared ($0.93 per share)	—	—	(4,421)	—	—	(4,421)
Distribution of 7,515 shares of treasury stock for directors' compensation	—	(217)	—	217	—	—
Repurchase of 1,922 shares of common stock	—	—	—	(92)	—	(92)
Sale of 7,744 shares of treasury stock (a)	—	130	—	224	—	354
Forfeiture of 115 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at September 30, 2024	$53	$48,457	$243,266	$(15,987)	$(55,135)	$220,654

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Due to implementation of ASC 326.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2024	2023
Net income	$17,757	$21,198
Adjustments to reconcile net income to net cash provided by operating activities:
(Increases in) amortization of right-of-use assets	11	599
Provision (credit) for credit losses	(597)	962
(Gains) loss on disposal of fixed assets	(40)	3
Depreciation and amortization of fixed assets	1,359	1,533
Amortization of premiums on securities, net	1,789	1,880
Gain on sales of loans held for sale, net	(162)	(90)
Proceeds from sales of loans held for sale	3,957	3,064
Loans originated and held for sale	(3,795)	(2,974)
Net losses (gains) on sale of other real estate owned	22	(14)
Fair value adjustment on other real estate owned	13	(3)
Net change in fair value of equity investments	(233)	99
Proceeds from sales of equity investments	134	39
Purchase of equity investments	(99)	(119)
Increase in other assets and accrued interest receivable	(952)	(1,350)
Increase in accrued interest payable	3,429	3,225
Expense related to restricted stock units for directors' deferred compensation plan	15	15
Expense related to employee restricted stock awards	922	837
Increases in (payments on) operating lease liabilities	(7)	(592)
Net (gain) loss on interest rate swaps	(13)	(55)
Increase (decrease) in other liabilities	99	(964)
Income from bank owned life insurance	(29)	(32)
Net cash provided by operating activities	23,580	27,261
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	42,348	46,687
Proceeds from maturities and principal collected on securities held to maturity	128	619
Purchases of securities available for sale	—	(3,207)
Purchase of FHLBNY and FRBNY stock	(16,848)	(42,878)
Redemption of FHLBNY and FRBNY stock	18,157	47,022
Proceeds from sales of fixed assets	44	—
Purchases of premises and equipment	(1,707)	(459)
Proceeds from sale of other real estate owned	359	154
Net increase in loans	(57,321)	(101,780)
Net cash used in investing activities	(14,840)	(53,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest-bearing demand, savings, and insured money market deposits	22,128	(42,532)
Net (decrease) increase in time deposits	(434)	188,804
Net change in FHLBNY and FRBNY advances	18,080	(95,810)
Increases in (payments on) finance leases	707	(207)
Purchase of treasury stock	(92)	(98)
Sale of treasury stock	354	512
Cash dividends paid	(5,890)	(4,377)
Net cash provided by financing activities	34,853	46,292
Net increase in cash and cash equivalents	43,593	19,711
Cash and cash equivalents, beginning of period	36,847	55,869
Cash and cash equivalents, end of period	$80,440	$75,580
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2024	2023
Cash paid for:
Interest	$37,300	$23,257
Income taxes	4,659	6,038

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	552	171
Dividends declared, not yet paid	—	1,463
Right-of-use assets obtained through finance lease liabilities	935	—
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

Recent Accounting Pronouncements
In March 2024, the U.S. Securities and Exchange Commission ("SEC") issued SEC Release No. 33-11275, adopting its final rule “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” This rule will require registrants to disclose limited climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the implementation of its final rule, and was pending judicial review as of September 30, 2024. As a smaller reporting company, these disclosure requirements, once issued in the final rule, would apply to the Corporation's filings for the fiscal year beginning January 1, 2027.

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

Earnings per share were computed by dividing net income by 4,773 and 4,736 weighted average shares outstanding for the three month periods ended September 30, 2024 and 2023, respectively. Earnings per share were computed by dividing net income by 4,769 and 4,729 weighted average shares outstanding for the nine month periods ended September 30, 2024 and 2023, respectively. There were no common stock equivalents during the three and nine month periods ended September 30, 2024 or 2023.

NOTE 3        SECURITIES

The following tables present amortized cost and estimated fair value of securities available for sale as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$59,863	$—	$2,839	$—	$57,024
Mortgage-backed securities, residential	445,965	23	60,595	—	385,393
Obligations of states and political subdivisions	37,668	—	759	—	36,909
Corporate bonds and notes	25,750	—	4,285	—	21,465
SBA loan pools	55,709	54	1,979	—	53,784
Total	$624,955	$77	$70,457	$—	$554,575

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$59,812	$—	$4,480	$—	$55,332
Mortgage-backed securities, residential	476,240	6	72,422	—	403,824
Obligations of states and political subdivisions	39,503	—	817	—	38,686
Corporate bonds and notes	25,750	—	5,081	—	20,669
SBA loan pools	67,787	75	2,380	—	65,482
Total	$669,092	$81	$85,180	$—	$583,993

The following tables present amortized cost and estimated fair value of securities held to maturity as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
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

	September 30, 2024
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$22,027	$21,732	$—	$—
After one, but within five years	83,325	78,647	97	97
After five, but within ten years	17,779	14,875	560	560
After ten years	150	144	—	—
	123,281	115,398	657	657
Mortgage-backed securities, residential	445,965	385,393	—	—
SBA loan pools	55,709	53,784	—	—
Total	$624,955	$554,575	$657	$657

There were no proceeds from sales and calls of securities resulting in gains or losses for the nine month periods ended September 30, 2024 and 2023.

The following tables summarize the investment securities available for sale with unrealized losses as of September 30, 2024 and December 31, 2023 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$—	$—	$57,024	$2,839	$57,024	$2,839
Mortgage-backed securities, residential	—	—	383,865	60,595	383,865	60,595
Obligations of states and political subdivisions	—	—	36,474	759	36,474	759
Corporate bonds and notes	1,921	79	19,544	4,206	21,465	4,285
SBA loan pools	—	—	48,507	1,979	48,507	1,979
Total	$1,921	$79	$545,414	$70,378	$547,335	$70,457

	Less than 12 months		12 months or longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$—	$—	$55,332	$4,480	$55,332	$4,480
Mortgage-backed securities, residential	—	—	402,986	72,422	402,986	72,422
Obligations of states and political subdivisions	17,891	241	20,686	576	38,577	817
Corporate bonds and notes	7,492	2,508	13,177	2,573	20,669	5,081
SBA loan pools	3,914	13	54,468	2,367	58,382	2,380
Total	$29,297	$2,762	$546,649	$82,418	$575,946	$85,180

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility in earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether potential credit losses exist. The following is a discussion of the credit quality characteristics of portfolio segments carrying material unrealized losses as of September 30, 2024.

Obligations of U.S. Governmental agencies and sponsored enterprises:
As of September 30, 2024, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Declines in fair value were attributable to changes in interest rates and illiquidity, not credit quality. The Corporation does not have the intent, and it is not likely to be required to, sell these securities prior to anticipated recovery. Due to affiliations with U.S. governmental agencies and or enterprises, the Corporation considers these obligations to carry zero loss estimates, and has not recorded an allowance for credit losses as of September 30, 2024.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviewed the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The decrease in market value is attributable to changes in interest rates. Therefore, the Corporation considers the potential credit risk of these issuers to be immaterial, and has not recorded an allowance for credit losses as of September 30, 2024.

Equity Method Investments
The Corporation holds a non-qualified deferred compensation plan to allow a select group of management and employees the opportunity to defer all or a portion of their annual compensation, and treats assets held under this plan as equity method investments. As of September 30, 2024 and December 31, 2023, the fair value of investments held in relation to the deferred compensation plan was $2.6 million and $2.4 million, respectively. The Corporation also held $0.6 million of marketable securities as equity method investments as of both September 30, 2024 and December 31, 2023.

NOTE 4        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Commercial and industrial	$289,266	$264,396
Commercial mortgages:
Construction	138,710	138,887
Commercial mortgages, other	1,036,229	984,038
Residential mortgages	274,099	277,992
Consumer loans:
Home equity lines and loans	92,449	87,056
Indirect consumer loans	189,504	210,423
Direct consumer loans	8,697	9,872
Total loans, net of deferred loan fees and costs	2,028,954	1,972,664
Allowance for credit losses	(21,441)	(22,517)
Loans, net	$2,007,513	$1,950,147
The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit, and commitments to originate new loans generally follow the loan classifications in the table above.
Accrued interest receivable on loans totaled $7.8 million as of September 30, 2024 and December 31, 2023. Accrued interest receivable on loans is included in the accrued interest receivable and other assets line item on the Corporation's Consolidated Balance Sheets, and is excluded from the amortized cost basis of loans and estimate of the allowance for credit losses, as presented in this Note.
Commercial and industrial loans includes agricultural loans which totaled $0.2 million and $0.3 million as of September 30, 2024 and December 31, 2023. Agricultural loans were previously presented as a standalone loan category. Prior period information included in this Note reflects agricultural loans as a component of commercial and industrial loans.
The following tables present the activity in the allowance for credit losses by portfolio segment for the three month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, July 1, 2024	$4,894	$10,530	$2,106	$3,501	$21,031
Charge-offs	(18)	—	(1)	(286)	(305)
Recoveries	68	1	8	150	227
Net recoveries (charge-offs)	50	1	7	(136)	(78)
Provision (1)	(48)	231	105	200	488
Ending balance, September 30, 2024	$4,896	$10,762	$2,218	$3,565	$21,441

(1)Additional provision related to off-balance sheet exposure was $76 thousand for the three months ended September 30, 2024.

	Three Months Ended September 30, 2023
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, July 1, 2023	$4,121	$10,994	$1,905	$3,152	$20,172
Charge-offs	(81)	—	—	(350)	(431)
Recoveries	4	1	—	70	75
Net recoveries (charge-offs)	(77)	1	—	(280)	(356)
Provision (1)	102	30	(37)	341	436
Ending balance, September 30, 2023	$4,146	$11,025	$1,868	$3,213	$20,252

(1)Additional provision related to off-balance sheet exposure was $13 thousand for the three months ended September 30, 2023.

The following tables present the activity in the allowance for credit losses by portfolio segment for the nine month periods ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2024	$5,055	$12,026	$2,194	$3,242	$22,517
Charge-offs	(18)	—	(21)	(1,083)	(1,122)
Recoveries	118	3	57	378	556
Net recoveries (charge-offs)	100	3	36	(705)	(566)
Provision (credit) (1)	(259)	(1,267)	(12)	1,028	(510)
Ending balance, September 30, 2024	$4,896	$10,762	$2,218	$3,565	$21,441

(1)Additional provision related to off-balance sheet exposure was a $87 thousand credit for the nine months ended September 30, 2024.

The Corporation performs an annual update to the loss drivers used in modeling its estimate of the allowance for credit losses. Annual updates for the model in 2024 were completed during the three month period ended March 31, 2024.

	Nine Months Ended September 30, 2023
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

(1)Additional provision related to off-balance sheet exposure was a $28 thousand credit for the nine months ended September 30, 2023.

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
The following tables present the activity in the allowance for credit losses on unfunded commitments for the three and nine month periods ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended
Allowance for credit losses on unfunded commitments	September 30, 2024	September 30, 2023
Beginning balance	$756	$1,041
Provision for credit losses on unfunded commitments	76	13
Ending balance	$832	$1,054

	For the Nine Months Ended
Allowance for credit losses on unfunded commitments	September 30, 2024	September 30, 2023
Beginning balance	$919	$—
Impact of ASC 326 adoption	—	1,082
Provision (credit) for credit losses on unfunded commitments	(87)	(28)
Ending balance	$832	$1,054

The following tables present the provision for credit losses on loans and unfunded commitments for the three and nine month periods ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended
Provision for credit losses	September 30, 2024	September 30, 2023
Provision for credit losses on loans	$488	$436
Provision for credit losses on unfunded commitments	76	13
Total provision for credit losses	$564	$449

	For the Nine Months Ended
Provision (credit) for credit losses	September 30, 2024	September 30, 2023
Provision (credit) for credit losses on loans	$(510)	$990
Provision (credit) for credit losses on unfunded commitments	(87)	(28)
Total provision (credit) for credit losses	$(597)	$962

The following tables present the balance in the allowance for credit losses by portfolio segment, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$1,786	$47	$—	$—	$1,833
Collectively analyzed	3,110	10,715	2,218	3,565	19,608
Total ending allowance balance	$4,896	$10,762	$2,218	$3,565	$21,441

	December 31, 2023
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Totals
Ending allowance balance attributable to loans:
Individually analyzed	$1,928	$27	$—	$—	$1,955
Collectively analyzed	3,127	11,999	2,194	3,242	20,562
Total ending allowance balance	$5,055	$12,026	$2,194	$3,242	$22,517

The following tables present the amortized cost basis of loans by portfolio segment, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
Amortized cost basis of loans:	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$1,848	$6,325	$—	$—	$8,173
Collectively analyzed	287,418	1,168,614	274,099	290,650	2,020,781
Total ending loans balance	$289,266	$1,174,939	$274,099	$290,650	$2,028,954

	December 31, 2023
Amortized cost basis of loans:	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$2,067	$5,968	$—	$—	$8,035
Collectively analyzed	262,329	1,116,957	277,992	307,351	1,964,629
Total ending loans balance	$264,396	$1,122,925	$277,992	$307,351	$1,972,664

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

The following tables summarize the amortized cost basis of loans modified during the three and nine month periods ended September 30, 2024 and 2023 (in thousands):

There were no loan modifications made to borrowers experiencing financial difficulty in the three month period ended September 30, 2024.

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

	Nine Months Ended September 30, 2024
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

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the nine month period ended September 30, 2024 and three and nine month periods ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Commercial mortgages, other	$—	—%	6	0
Home equity lines and loans	$—	—%	180	0

	Nine Months Ended September 30, 2024
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Residential mortgages	$—	—%	0	6

	Nine Months Ended September 30, 2023
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Commercial mortgages, other	$—	—%	19	4
Home equity lines and loans	$—	—%	180	0

The Corporation had no outstanding commitments to lend additional amounts to borrowers for which modifications subject to ASU 2022-02 were made during the three and nine month periods ended September 30, 2024 and September 30, 2023.

There were no loans that experienced a payment default within twelve months of modification during the three month period ended September 30, 2024. During the nine month period ended September 30, 2024, the Corporation had one loan, a commercial and industrial loan which was given a six month term extension which experienced a payment default within twelve months of modification. There were no loans that defaulted during the three or nine month periods ended September 30, 2023 for which modifications were made subsequent to the adoption of ASU 2022-02 on January 1, 2023.

The Corporation monitors the performance of loans that have previously been modified under the guidance of ASU 2022-02 in order to gauge the effectiveness of modifications, and to determine the degree to which borrowers continue to demonstrate financial weakness following modification. The following tables present the performance of such loans that have been modified in the twelve month period preceding September 30, 2024 and the nine month period preceding September 30, 2023 (in thousands):

	Twelve Months Ended September 30, 2024
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$121	$121
Residential mortgages	—	—	440	—	440
Total	$—	$—	$440	$121	$561

During the three month period ended September 30, 2024 a commercial mortgage which was granted a term extension during the three months ended March 31, 2023 executed an early payoff. The amortized basis of the loan prior to the payoff was $0.3 million. Additionally, during the nine month period ended September 30, 2024, a commercial mortgage that was granted a payment delay during the three months ended June 30, 2023 executed an early payoff. The amortized basis of the loan prior to the payoff was $1.9 million.

	Nine Months Ended September 30, 2023 (1)
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$875	$875
Commercial mortgages, other	—	—	—	2,167	2,167
Home equity lines and loans	—	—	—	117	117
Total	$—	$—	$—	$3,159	$3,159

(1) Represents loans modified during the nine month period subsequent to the adoption of ASU 2022-02 on January 1, 2023.

Collateral Dependent Individually Analyzed Loans
As of September 30, 2024, the amortized cost basis of individually analyzed loans totaled $8.2 million, of which $6.6 million were considered collateral dependent. As of December 31, 2023 the amortized cost basis of individually analyzed loans totaled $8.0 million, of which $6.3 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.
Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage. The Corporation closely monitors trends in real estate values throughout its market area to determine whether collateral values, after appropriate discounting, are likely to be sufficient to extinguish existing borrower indebtedness.
The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost Basis	Related Allowance	Amortized Cost Basis	Related Allowance
Commercial and industrial (3)	$244	$183	$379	$240
Commercial mortgages:
Construction (1)	1,432	—	2,209	—
Commercial mortgages, other (1) (2) (3)	4,893	47	3,759	27
Total	$6,569	$230	$6,347	$267

(1) Secured by commercial real estate
(2) Secured by residential real estate
(3) Secured by business assets

The following table presents the average amortized cost basis and interest income recognized on loans individually analyzed, by class of loans, for the three and nine month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
With no related allowance recorded:	Average Amortized Basis	Interest Income Recognized (1)	Average Amortized Basis	Interest Income Recognized (1)	Average Amortized Basis	Interest Income Recognized (1)	Average Amortized Basis	Interest Income Recognized (1)
Commercial and industrial	$139	$—	$163	$—	$119	$4	$520	$—
Commercial mortgages:
Construction	1,845	—	—	—	2,098	—	2	—
Commercial mortgages, other	2,796	—	3,863	3	2,517	—	4,052	12
Residential mortgages	—	—	—	—	—	—	359	—
Consumer loans:
Home equity lines & loans	—	—	51	—	—	—	123	—
With an allowance recorded:
Commercial and industrial	1,836	3	1,282	4	1,854	8	1,175	13
Commercial mortgages:
Commercial mortgages, other	495	—	31	—	181	—	34	—
Consumer loans:
Home equity lines & loans	—	—	78	—	—	—	42	—
Total	$7,111	$3	$5,468	$7	$6,769	$12	$6,307	$25

(1) Cash basis interest income approximates interest income recognized.

The following table presents the amortized cost basis in nonaccrual loans without an associated allocation in the allowance for credit losses, total nonaccrual loans, and loans past due greater than 90 days and still accruing, by class of loan as of September 30, 2024 and December 31, 2023 (in thousands):

	Nonaccrual with No Allowance for Credit Losses		Nonaccrual		Loans Past Due 90 Days or More and Still Accruing
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Commercial and industrial	$72	$76	$1,757	$1,930	$—	$10
Commercial mortgages:
Construction	1,432	2,209	1,432	2,209	—	—
Commercial mortgages, other	3,925	3,732	4,893	3,760	—	—
Residential mortgages	1,387	1,315	1,387	1,315	—	—
Consumer loans:
Home equity lines and loans	517	508	517	508	—	—
Indirect consumer loans	559	687	559	687	—	—
Direct consumer loans	—	2	—	2	—	—
Total	$7,892	$8,529	$10,545	$10,411	$—	$10

The following tables present the aging of the amortized cost basis of loans as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$144	$232	$873	$1,249	$288,017	$289,266
Commercial mortgages:
Construction	—	—	1,432	1,432	137,278	138,710
Commercial mortgages, other	—	1,014	2,136	3,150	1,033,079	1,036,229
Residential mortgages	2,293	341	774	3,408	270,691	274,099
Consumer loans:
Home equity lines and loans	437	192	223	852	91,597	92,449
Indirect consumer loans	1,806	439	330	2,575	186,929	189,504
Direct consumer loans	12	13	—	25	8,672	8,697
Total	$4,692	$2,231	$5,768	$12,691	$2,016,263	$2,028,954

	December 31, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$1,196	$31	$10	$1,237	$263,159	$264,396
Commercial mortgages:
Construction	2,164	—	2,207	4,371	134,516	138,887
Commercial mortgages, other	1,022	103	261	1,386	982,652	984,038
Residential mortgages	2,244	201	585	3,030	274,962	277,992
Consumer loans:
Home equity lines and loans	461	87	366	914	86,142	87,056
Indirect consumer loans	2,473	501	426	3,400	207,023	210,423
Direct consumer loans	2	20	—	22	9,850	9,872
Total	$9,562	$943	$3,855	$14,360	$1,958,304	$1,972,664

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

Based on the analyses performed as of September 30, 2024, the risk category of the amortized cost basis of loans by class and vintage, as well as gross charge-offs by class and vintage for the period, were as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Commercial & industrial
Pass	$26,506	$34,806	$34,631	$19,514	$9,487	$36,500	$101,260	$1,344	$264,048
Special mention	94	272	5,947	—	4,505	4,089	7,292	20	22,219
Substandard	—	84	207	737	57	—	465	715	2,265
Doubtful	22	—	—	—	—	712	—	—	734
Total	26,622	35,162	40,785	20,251	14,049	41,301	109,017	2,079	289,266
Gross charge-offs	—	—	—	6	—	—	12	—	18
Construction
Pass	8,970	54,534	62,146	9,565	—	1,580	483	—	137,278
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,432	—	—	1,432
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,970	54,534	62,146	9,565	—	3,012	483	—	138,710
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial mortgages
Pass	65,328	126,368	261,667	165,105	105,890	273,587	6,141	711	1,004,797
Special mention	—	—	2,497	8,005	2,546	9,783	2,000	—	24,831
Substandard	—	2,136	1,028	327	1,014	2,078	—	—	6,583
Doubtful	—	—	—	—	—	18	—	—	18
Total	65,328	128,504	265,192	173,437	109,450	285,466	8,141	711	1,036,229
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential mortgages
Not rated	14,088	20,166	55,745	56,397	66,740	59,447	—	—	272,583
Substandard	—	—	—	774	232	510	—	—	1,516
Total	14,088	20,166	55,745	57,171	66,972	59,957	—	—	274,099
Gross charge-offs	—	—	—	—	—	21	—	—	21
Home equity lines and loans
Not rated	10,703	11,234	14,490	5,002	2,707	10,951	35,546	1,183	91,816
Special mention	—	—	116	—	—	—	—	—	116
Substandard	—	25	65	—	—	204	—	223	517
Total	10,703	11,259	14,671	5,002	2,707	11,155	35,546	1,406	92,449
Gross charge-offs	—	—	1	—	—	11	1	—	13
Indirect consumer
Not rated	32,903	57,540	74,567	15,404	5,213	3,422	—	—	189,049
Substandard	—	152	178	52	22	51	—	—	455
Total	32,903	57,692	74,745	15,456	5,235	3,473	—	—	189,504
Gross charge-offs	—	308	383	145	82	106	—	—	1,024
Direct consumer
Not rated	1,871	1,960	1,741	362	65	249	2,432	6	8,686
Substandard	—	—	—	—	1	—	10	—	11
Total	1,871	1,960	1,741	362	66	249	2,442	6	8,697
Gross charge-offs	—	9	14	14	—	1	8	—	46

Total loans	$160,485	$309,277	$515,025	$281,244	$198,479	$404,613	$155,629	$4,202	$2,028,954

Total gross charge-offs	$—	$317	$398	$165	$82	$139	$21	$—	$1,122

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

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions market participants would use in pricing an asset or liability.

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

Individually Analyzed Loans: At the time a loan is considered individually analyzed, it is valued at the lower of amortized cost or fair value. Individually analyzed loans carried at fair value have been partially charged-off or receive specific allocations as part of the allowance for credit loss accounting. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, typically resulting in Level 3 fair value inputs. Individually analyzed loans are evaluated on a quarterly basis for additional credit loss and adjusted accordingly.

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

Derivatives: The fair value of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2 inputs). Derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair value of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counter-party's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of any applicable credit enhancements, such as collateral postings. Although the Corporation has determined the majority of inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize credit default rate assumptions (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$57,024	$57,024	$—	$—
Mortgage-backed securities, residential	385,393	—	385,393	—
Obligations of states and political subdivisions	36,909	—	36,909	—
Corporate bonds and notes	21,465	—	15,254	6,211
SBA loan pools	53,784	—	53,784	—
Total available for sale securities	$554,575	$57,024	$491,340	$6,211

Equity investments, at fair value	$2,750	$2,750	$—	$—
Derivative assets	$19,715	$—	$19,715	$—

Financial Liabilities:
Derivative liabilities	$19,742	$—	$19,742	$—

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2024.

		Fair Value Measurement at December 31, 2023 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$55,332	$55,332	$—	$—
Mortgage-backed securities, residential	403,824	—	403,824	—
Obligations of states and political subdivisions	38,686	—	38,686	—
Corporate bonds and notes	20,669	—	13,139	7,530
SBA loan pools	65,482	—	65,482	—
Total available for sale securities	$583,993	$55,332	$521,131	$7,530

Equity investments, at fair value	$2,552	$2,552	$—	$—
Derivative assets	$23,942	$—	$23,942	$—

Financial Liabilities:
Derivative liabilities	$23,981	$—	$23,981	$—
There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2023.

The Corporation transfers assets and liabilities between Level 2 and Level 3 of the fair value hierarchy when the methodology to obtain fair value changes such that there are either more or fewer unobservable inputs as of the end of the measurement date, compared to the prior measurement date. Illiquidity in new issuances of comparable bonds and the size of issuances may lead to pricing difficulties, particularly for smaller corporate bond issuances, and may warrant transfer into Level 3 of assets previously measured using Level 2 inputs. The Corporation utilizes a "beginning of reporting period" timing assumption when recognizing transfers between hierarchy levels, consistent with ASC 820-10-50-2.

There were no subordinated debt issuances transferred between Level 2 and Level 3 during the three month period ended September 30, 2024. One corporate subordinated debt issuance was transferred from Level 3 to Level 2 during the nine month period ended September 30, 2024, due to availability of market data. There were two corporate subordinated debt issuances transferred from Level 3 to Level 2 during the three month period ended September 30, 2023. The Corporation transferred its investment in eight corporate subordinated debt issuances from Level 2 to Level 3 during the nine month period ended September 30, 2023, due to a lack of observable market data relative to the issuance of similarly sized corporate debenture insurances.

The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2024 and September 30, 2023 (in thousands):

Level 3 Financial Assets:	For the Three Months Ended
Corporate bonds and notes	September 30, 2024	September 30, 2023
Balance of recurring Level 3 assets as of July 1,	$6,175	$8,593
Total gains or losses for the period:
Included in Other Comprehensive Income	36	190
Transfers into Level 3	—	—
Transfers out of Level 3	—	(1,323)
Balance of recurring Level 3 assets as of September 30,	$6,211	$7,460

Level 3 Financial Assets:	For the Nine Months Ended
Corporate bonds and notes	September 30, 2024	September 30, 2023
Balance of recurring Level 3 assets as of January 1,	$7,530	$—
Total gains and losses for the period:
Included in other comprehensive income	430	(1,172)
Transfers into Level 3	—	9,955
Transfers out of Level 3	(1,749)	(1,323)
Balance of recurring Level 3 assets as of September 30,	$6,211	$7,460

The following tables present quantitative information regarding Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024	Fair Value	Valuation Techniques	Unobservable Input	Range [Weighted Average] at September 30, 2024
Corporate bonds and notes	$6,211	Discounted cash flow	Market discount rate	12.00% -12.00% [12.00%]

December 31, 2023	Fair Value	Valuation Techniques	Unobservable Input	Range [Weighted Average] at December 31, 2023
Corporate bonds and notes	$7,530	Discounted cash flow	Market discount rate	12.50% - 12.50% [12.50%]

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023 are summarized below (in thousands):

		Fair Value Measurement at September 30, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Individually analyzed loans:
Commercial and industrial	$11	$—	$—	$11	$—
Commercial mortgages, other	923	—	—	923	—
Total individually analyzed loans	$934	$—	$—	$934	$—
Other real estate owned:
Residential mortgages	$317	$—	$—	$317	$—
Consumer loans:
Home equity lines and loans	166	—	—	166	—
Total other real estate owned, net	$483	$—	$—	$483	$—

		Fair Value Measurement at December 31, 2023 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Individually analyzed loans:
Commercial and industrial	$64	$—	$—	$64	$—
Total individually analyzed loans	$64	$—	$—	$64	$—
Other real estate owned:
Residential mortgages	$116	$—	$—	$116	$—
Consumer loans:
Home equity lines and loans	211	—	—	211	—
Total other real estate owned, net	$327	$—	$—	$327	$—

The following tables present quantitative information regarding Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

Description	Fair Value at September 30, 2024	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2024
Individually analyzed loans:
Commercial and industrial	$11	Net present value	Present value of cash flows	42.73% - 42.73% [42.73%]
Commercial mortgages, other	923	Income approach	Discount to appraised value	12.10% - 12.10% [12.10%]
Total individually analyzed loans	$934

Other real estate owned:
Residential mortgages	$317	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	166	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$483

Description	Fair Value at December 31, 2023	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2023
Individually analyzed loans:
Commercial and industrial	$64	Net present value	Present value of cash flows	47.30% - 56.80% [54.80%]
Total individually analyzed loans	$64

Other real estate owned:
Residential mortgages	$116	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	211	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$327

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments, as of September 30, 2024 and December 31, 2023, are as follows (in thousands):

	September 30, 2024
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$36,247	$36,247	$—	$—	$36,247
Interest-earning deposits in other financial institutions	44,193	44,193	—	—	44,193
Equity investments	3,244	3,244	—	—	3,244
Securities available for sale	554,575	57,024	491,340	6,211	554,575
Securities held to maturity	657	—	—	657	657
FHLBNY and FRBNY stock	4,189	—	—	—	N/A
Loans, net and loans held for sale	2,028,954	—	—	1,949,576	1,949,576
Derivative assets	19,715	—	19,715	—	19,715
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,839,290	$1,839,290	$—	$—	$1,839,290
Time deposits	611,831	—	611,575	—	611,575
FHLBNY and FRB advances	50,000	—	50,047	—	50,047
Derivative liabilities	19,742	—	19,742	—	19,742

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

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of September 30, 2024, the weighted average remaining lease term was 7.10 years with a weighted average discount rate of 3.51%. Rent expense was $0.2 million for the three months ended September 30, 2024. Rent expense was $0.8 million for the nine months ended September 30, 2024. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$5,648	$6,449
Less: accumulated amortization	(581)	(801)
Less: lease termination	—	—
Add: lease modifications	570	—
Operating lease right-of-use-assets, net	$5,637	$5,648

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of September 30, 2024 (in thousands):

Year	Amount
2024	$239
2025	959
2026	965
2027	977
2028	845
2029 and thereafter	2,591
Total minimum lease payments	6,576
Less: amount representing interest	(756)
Present value of net minimum lease payments	$5,820

As of September 30, 2024, the Corporation had no operating leases that were signed but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. In May, 2024, the Corporation added $0.9 million in right-of-use assets and finance lease liabilities. The lease arrangements require monthly payments through 2044. As of September 30, 2024, the weighted average remaining lease term of finance leases was 11.34 years with a weighted average discount rate of 3.95%. The Corporation has included these leases in premises and equipment as of September 30, 2024 and December 31, 2023 as follows (in thousands):

	September 30, 2024	December 31, 2023
Buildings	$6,507	$5,572
Less: accumulated depreciation	(3,141)	(2,872)
Net book value	$3,366	$2,700

The following is a schedule by year of future minimum lease payments under finance leases, together with the present value of net minimum lease payments as of September 30, 2024 (in thousands):

Year	Amount
2024	$17
2025	486
2026	502
2027	505
2028	505
2029 and thereafter	2,948
Total minimum lease payments	4,963
Less: amount representing interest	(1,206)
Present value of net minimum lease payments	$3,757

As of September 30, 2024, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions
The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $9 thousand per month. Rent and CAM related expenses paid to this Board member totaled $28 thousand for each of the three month periods ended September 30, 2024 and 2023. Rent and CAM related expenses paid to this Board member totaled $82 thousand and $81 thousand for the nine month periods ended September 30, 2024 and 2023, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the nine month periods ended September 30, 2024 and 2023 were as follows (in thousands):

	2024	2023
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance September 30,	$21,824	$21,824

The Corporation had no aggregate amortization expense for the three and nine month periods ended September 30, 2024 and 2023.

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$9,885	$53,971	$23,809	$78,790
Unused lines of credit	$6,139	$356,708	$3,387	$332,439
Standby letters of credit	$—	$19,674	$—	$11,317
Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of September 30, 2024, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 5.50% to 7.38% and maturities ranging from four years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of September 30, 2024, the fixed rate commercial draw commitments have interest rates ranging from 2.79% to 7.88%.
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
In conjunction with the Corporation's adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an allowance for credit losses on unfunded commitments was established as of January 1, 2023. As of September 30, 2024 and December 31, 2023, the allowance for credit losses on unfunded commitments was $0.8 million and $0.9 million, respectively.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. At September 30, 2024, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity.

NOTE 9        BORROWED FUNDS

The following table summarizes the Corporation's borrowed funds outstanding as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Balance	Rate	Balance	Rate
FHLBNY overnight advances	$—	—%	$31,920	5.64%
FHLBNY term advances	—	—%	—	—%
FRB BTFP advances	50,000	4.91%	—	—%
Total borrowed funds	$50,000	4.91%	$31,920	5.64%

The Corporation’s borrowed funds as of September 30, 2024 were comprised of a $50.0 million FRB Bank Term Funding Program (BTFP) one year advance, maturing in January 2025. The Corporation’s borrowed funds as of December 31, 2023 were comprised of a $31.9 million FHLBNY overnight advance. Borrowed funds do not include amounts related to finance lease obligations, which include an interest expense component in accordance with ASC 842.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2024	$(66,708)	$(3,203)	$(69,911)
Other comprehensive income before reclassification	14,771	—	14,771
Amounts reclassified from accumulated other comprehensive income	—	5	5
Net current period other comprehensive income	14,771	5	14,776
Balance at September 30, 2024	$(51,937)	$(3,198)	$(55,135)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2023	$(70,803)	$(3,943)	$(74,746)
Other comprehensive income before reclassification	(13,941)	—	(13,941)
Amounts reclassified from accumulated other comprehensive income	—	8	8
Net current period other comprehensive income (loss)	(13,941)	8	(13,933)
Balance at September 30, 2023	$(84,744)	$(3,935)	$(88,679)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2024	$(62,800)	$(3,213)	$(66,013)
Other comprehensive income before reclassification	10,863	—	10,863
Amounts reclassified from accumulated other comprehensive income	—	15	15
Net current period other comprehensive income	10,863	15	10,878
Balance at September 30, 2024	$(51,937)	$(3,198)	$(55,135)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2023	$(71,296)	$(3,961)	$(75,257)
Other comprehensive income before reclassification	(13,448)	—	(13,448)
Amounts reclassified from accumulated other comprehensive income	—	26	26
Net current period other comprehensive income (loss)	(13,448)	26	(13,422)
Balance at September 30, 2023	$(84,744)	$(3,935)	$(88,679)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$—	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	7	12	Other components of net periodic pension and postretirement benefits
Tax effect	(2)	(4)	Income tax expense
Net of tax	5	8
Total reclassification for the period, net of tax	$5	$8

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

Details about Accumulated Other Comprehensive Income (Loss) Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$—	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	20	36	Other components of net periodic pension and postretirement benefits
Tax effect	(5)	10	Income tax expense
Net of tax	15	26
Total reclassification for the period, net of tax	$15	$26

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

NOTE 11    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and nine month periods ended September 30, 2024 and 2023 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2024
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company and CFS(b)	Total
Service charges on deposit accounts
Overdraft fees	$768	$—	$—	$768
Other	248	—	—	248
Interchange revenue from debit card transactions	1,123	—	—	1,123
WMG fee income	—	2,991	—	2,991
CFS fee and commission income	—	—	306	306
Net gains (losses) on sales of OREO	(19)	—	—	(19)
Net gains on sales of loans(a)	91	—	—	91
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	119	—	(1)	118
Income from bank-owned life insurance(a)	10	—	—	10
Other(a)	247	—	—	247
Total non-interest income (loss)	$2,623	$2,991	$305	$5,919

(a) Not within scope of ASC 606.
(b) The Holding Company and CFS column above includes amounts to eliminate transactions between segments.

	Three Months Ended September 30, 2023
Revenue by Operating Segment: Non-interest income	Core Banking	WMG	Holding Company, CFS, and CRM(b)(c)	Total
Service charges on deposit accounts
Overdraft fees	$817	$—	$—	$817
Other	201	—	—	201
Interchange revenue from debit card transactions	1,141	—	—	1,141
WMG fee income	—	2,533	—	2,533
CFS fee and commission income	—	—	243	243
Net gains on sales of loans(a)	67	—	—	67
Loan servicing fees(a)	35	—	—	35
Changes in fair value of equity investments(a)	(82)	—	14	(68)
Income from bank-owned life insurance(a)	11	—	—	11
Other(a)	2,812	—	16	2,828
Total non-interest income	$5,002	$2,533	$273	$7,808

(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.
(c) Chemung Risk Management, Inc. (CRM) was dissolved December 6, 2023.

	Nine Months Ended September 30, 2024
Revenue by Operating Segment:	Core Banking	WMG	Holding Company and CFS(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,196	$—	$—	$2,196
Other	733	—	—	733
Interchange revenue from debit card transactions	3,327	—	—	3,327
WMG fee income	—	8,554	—	8,554
CFS fee and commission income	—	—	787	787
Net gains (losses) on sales of OREO	(22)	—	—	(22)
Net gains on sales of loans(a)	162	—	—	162
Loan servicing fees(a)	108	—	—	108
Changes in fair value of equity investments(a)	259	—	(26)	233
Income from bank-owned life insurance(a)	29	—	—	29
Other(a)	1,067	—	—	1,067
Total non-interest income	$7,859	$8,554	$761	$17,174

(a) Not within scope of ASC 606.
(b) The Holding Company and CFS column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2023
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,308	$—	$—	$2,308
Other	610	—	—	610
Interchange revenue from debit card transactions	3,468	—	—	3,468
WMG fee income	—	7,716	—	7,716
CFS fee and commission income	—	—	749	749
Net gains on sales of OREO	14	—	—	14
Net gains on sales of loans(a)	90	—	—	90
Loan servicing fees(a)	107	—	—	107
Change in fair value of equity securities(a)	67	—	(166)	(99)
Income from bank-owned life insurance(a)	32	—	—	32
Other(a)	3,658	—	25	3,683
Total non-interest income	$10,354	$7,716	$608	$18,678

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

NOTE 12    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	383	396	1,139	1,189
Expected return on plan assets	(629)	(596)	(1,887)	(1,786)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	—	6	—	17
Net periodic pension benefit	$(246)	$(194)	$(748)	$(580)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	11	12	33	35
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	3	2	9	6
Net periodic supplemental pension cost	$14	$14	$42	$41

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	3	3
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	4	5	12	14
Net periodic postretirement, medical and life cost	$5	$6	$15	$17

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

The Holding Company and CFS columns below include amounts to eliminate transactions between segments (in thousands).

	Three months ended September 30, 2024
	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$32,353	$—	$9	$32,362
Interest expense	13,974	—	—	13,974
Net interest income	18,379	—	9	18,388
Provision for credit losses	564	—	—	564
Net interest income after provision for credit losses	17,815	—	9	17,824
Other non-interest income	2,623	2,991	305	5,919
Other non-interest expense	14,304	1,897	309	16,510
Income (loss) before income tax expense (benefit)	6,134	1,094	5	7,233
Income tax expense (benefit)	1,277	227	9	1,513
Segment net income (loss)	$4,857	$867	$(4)	$5,720

	Three months ended September 30, 2023
	Core Banking	WMG	Holding Company, CFS, and CRM(1)	Consolidated Totals
Interest and dividend income	$28,979	$—	$36	$29,015
Interest expense	10,998	—	—	10,998
Net interest income	17,981	—	36	18,017
Provision for credit losses	449	—	—	449
Net interest income after provision for credit losses	17,532	—	36	17,568
Other non-interest income	5,002	2,533	273	7,808
Other non-interest expense	13,597	1,796	275	15,668
Income (loss) before income tax expense (benefit)	8,937	737	34	9,708
Income tax expense (benefit)	1,908	161	(9)	2,060
Segment net income (loss)	$7,029	$576	$43	$7,648

(1)Chemung Risk Management, Inc. (CRM) was dissolved December 6, 2023.

	Nine months ended September 30, 2024
	Core Banking	WMG	Holding Company, and CFS	Consolidated Totals
Interest and dividend income	$94,941	$—	$26	$94,967
Interest expense	40,729	—	—	40,729
Net interest income	54,212	—	26	54,238
Provision for credit losses	(597)	—	—	(597)
Net interest income after provision for credit losses	54,809	—	26	54,835
Other non-interest income	7,859	8,554	761	17,174
Other non-interest expense	42,953	5,529	945	49,427
Income (loss) before income tax expense (benefit)	19,715	3,025	(158)	22,582
Income tax expense (benefit)	4,224	647	(46)	4,825
Segment net income (loss)	$15,491	$2,378	$(112)	$17,757

Segment assets	$2,769,437	$2,961	$1,817	$2,774,215

	Nine months ended September 30, 2023
	Core Banking	WMG	Holding Company, CFS, and CRM(1)	Consolidated Totals
Interest and dividend income	$82,939	$—	$102	$83,041
Interest expense	26,482	—	—	26,482
Net interest income	56,457	—	102	56,559
Provision for credit losses	962	—	—	962
Net interest income after provision for credit losses	55,495	—	102	55,597
Other non-interest income	10,354	7,716	608	18,678
Other non-interest expense	41,187	5,293	937	47,417
Income (loss) before income tax expense (benefit)	24,662	2,423	(227)	26,858
Income tax expense (benefit)	5,215	536	(91)	5,660
Segment net income (loss)	$19,447	$1,887	$(136)	$21,198

Segment assets	$2,701,959	$2,596	$3,279	$2,707,834

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

During the nine months ended September 30, 2024 and 2023, 13,457 and 16,050 shares, respectively, were re-issued from treasury to fund stock compensation. The expense related to these grants is recognized over a one year or a five year vesting period. Total expense related to the 2021 Plan of $0.3 million was recognized during each of the three month periods ended September 30, 2024 and 2023, respectively. Total expense related to the 2021 Plan of $0.9 million was recognized during each of the nine month periods ended September 30, 2024 and 2023, respectively.

A summary of restricted stock activity for the three and nine months ended September 30, 2024 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at July 1, 2024	63,118	$46.26
Granted	—
Vested	(595)	$38.59
Forfeited or cancelled	—
Nonvested at September 30, 2024	62,523	$46.33

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2024	62,984	$45.87
Granted	13,457	$47.67
Vested	(13,803)	$45.55
Forfeited or cancelled	(115)	$47.71
Nonvested at September 30, 2024	62,523	$46.33

As of September 30, 2024, there was $2.0 million of total unrecognized compensation cost related to nonvested shares granted under the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 3.44 years. The total fair value of shares vested was $0.7 million for each of the nine month periods ended September 30, 2024 and 2023, respectively. Due to the adoption of the 2021 Plan, certain grants were transitioned to a one-year vesting period.

NOTE 15    SUBSEQUENT EVENTS

On October 11, 2024, the Corporation opened a full-service branch and regional banking center at 5529 Main Street in Williamsville, New York, under the Canal Bank, a division of Chemung Canal Trust Company, name. The Bank has received regulatory approval to convert its previous branch location in Clarence, New York into an administrative office in support of the Bank's Western New York operations.

In addition, the Corporation will consolidate its office located at 806 West Buffalo Street, Ithaca, New York into its 304 Elmira Road office, Ithaca, New York, effective November 15, 2024.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2023 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2024, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors, and on pages 20–31 of the Corporation’s 2023 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 63-66 of the Corporation's 2023 Form 10-K, and pages 78-81 in this Form 10-Q.

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

As of September 30, 2024 and December 31, 2023, the allowance for credit losses totaled $21.4 million and $22.5 million, respectively. Due to the nature and composition of the Bank's lending activities, a significant portion of the allowance for credit losses is allocated to the commercial portfolio, both commercial real estate and commercial and industrial loans. As of September 30, 2024 and December 31, 2023, the allowance for credit losses allocated to the total commercial portfolio was $15.7 million and $17.1 million respectively, or 73.2% and 75.9%, respectively.

Changes in the FOMC's median forecasted year over year U.S. civilian unemployment rate and the year over year change in U.S. GDP could have a material impact on the model's estimation of the allowance. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy, and considers all currently available information. An immediate "shock" or increase of 100 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 50 basis points in the FOMC's projected rate of U.S. GDP growth would increase the model's total calculated allowance by $1.3 million, or 6.2%, to $22.8 million as of September 30, 2024, assuming qualitative adjustments are kept at current levels.

While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity analysis is based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgement of factors as of September 30, 2024, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.

Consolidated Financial Highlights						As of or for the
(in thousands, except per share data)	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
RESULTS OF OPERATIONS	2024	2024	2024	2023	2023	2024	2023
Interest and dividend income	$32,362	$31,386	$31,219	$30,033	$29,015	$94,967	$83,041
Interest expense	13,974	13,625	13,130	12,135	10,998	40,729	26,482
Net interest income	18,388	17,761	18,089	17,898	18,017	54,238	56,559
Provision (credit) for credit losses (a)	564	879	(2,040)	2,300	449	(597)	962
Net interest income after provision for credit losses	17,824	16,882	20,129	15,598	17,568	54,835	55,597
Non-interest income	5,919	5,598	5,657	5,871	7,808	17,174	18,678
Non-interest expense	16,510	16,219	16,698	16,826	15,668	49,427	47,417
Income before income tax expense	7,233	6,261	9,088	4,643	9,708	22,582	26,858
Income tax expense	1,513	1,274	2,038	841	2,060	4,825	5,660
Net income	$5,720	$4,987	$7,050	$3,802	$7,648	$17,757	$21,198
Basic and diluted earnings per share	$1.19	$1.05	$1.48	$0.80	$1.61	$3.72	$4.48
Average basic and diluted shares outstanding	4,773	4,770	4,764	4,743	4,736	4,769	4,729
PERFORMANCE RATIOS - Annualized
Return on average assets	0.83%	0.73%	1.04%	0.56%	1.14%	0.87%	1.07%
Return on average equity	10.81%	10.27%	14.48%	8.63%	16.89%	11.82%	15.93%
Return on average tangible equity (b)	12.07%	11.56%	16.29%	9.86%	19.22%	13.27%	18.15%
Efficiency ratio (unadjusted) (c)	67.92%	69.43%	70.32%	70.79%	60.67%	69.21%	63.02%
Efficiency ratio (adjusted) (b)	67.69%	69.19%	70.07%	70.42%	66.55%	68.97%	64.83%
Non-interest expense to average assets	2.39%	2.38%	2.47%	2.48%	2.33%	2.41%	2.39%
Loans to deposits	82.78%	83.26%	80.77%	81.20%	78.05%	82.78%	78.05%
AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.65%	5.52%	5.51%	5.31%	5.21%	5.56%	5.07%
Yield on investments	2.21%	2.27%	2.35%	2.24%	2.22%	2.28%	2.21%
Yield on interest-earning assets	4.78%	4.69%	4.70%	4.50%	4.40%	4.72%	4.27%
Cost of interest-bearing deposits	2.88%	2.86%	2.75%	2.59%	2.44%	2.83%	1.94%
Cost of borrowings	5.08%	5.04%	5.15%	5.52%	5.25%	5.09%	5.04%
Cost of interest-bearing liabilities	2.97%	2.94%	2.85%	2.68%	2.47%	2.92%	2.03%
Interest rate spread	1.81%	1.75%	1.85%	1.82%	1.93%	1.80%	2.24%
Net interest margin, fully taxable equivalent (b)	2.72%	2.66%	2.73%	2.69%	2.73%	2.70%	2.91%
CAPITAL
Total equity to total assets at end of period	7.95%	7.30%	7.08%	7.20%	6.28%	7.95%	6.28%
Tangible equity to tangible assets at end of period (b)	7.22%	6.56%	6.34%	6.45%	5.52%	7.22%	5.52%
Book value per share	$46.22	$42.17	$41.34	$41.07	$35.90	$46.22	$35.90
Tangible book value per share (b)	41.65	37.59	36.77	36.48	31.29	41.65	31.29
Period-end market value per share	48.02	48.00	42.48	49.80	39.61	48.02	39.61
Dividends declared per share	0.31	0.31	0.31	0.31	0.31	0.93	0.93
AVERAGE BALANCES
Loans and loans held for sale (d)	$2,020,280	$2,009,823	$1,989,185	$1,956,022	$1,909,100	$2,006,479	$1,879,765
Earning assets	2,699,968	2,699,402	2,681,059	2,654,638	2,627,012	2,693,499	2,609,999
Total assets	2,751,392	2,740,967	2,724,391	2,688,536	2,664,570	2,738,962	2,650,908
Deposits	2,410,735	2,419,169	2,402,215	2,397,663	2,410,931	2,410,706	2,371,021
Total equity	210,421	195,375	195,860	174,868	179,700	200,588	177,969
Tangible equity (b)	188,597	173,551	174,036	153,044	157,876	178,764	156,145
ASSET QUALITY
Net charge-offs	$78	$306	$182	$171	$356	$566	$771
Non-performing loans (e)	10,545	8,195	7,835	10,411	6,826	10,545	6,826
Non-performing assets (f)	11,134	8,872	8,394	10,737	7,055	11,134	7,055
Allowance for credit losses (a)	21,441	21,031	20,471	22,517	20,252	21,441	20,252
Annualized net charge-offs to average loans	0.02%	0.06%	0.04%	0.03%	0.07%	0.04%	0.05%
Non-performing loans to total loans	0.52%	0.41%	0.39%	0.53%	0.35%	0.52%	0.35%
Non-performing assets to total assets	0.40%	0.32%	0.30%	0.40%	0.26%	0.40%	0.26%
Allowance for credit losses to total loans (a)	1.06%	1.05%	1.02%	1.14%	1.05%	1.06%	1.05%
Allowance for credit losses to non-performing loans (a)	203.33%	256.63%	261.28%	216.28%	296.69%	203.33%	296.69%

(a) Corporation adopted CECL as of January 1, 2023.			(d) Does not reflect Allowance for Credit Losses.
(b) See the GAAP to Non-GAAP reconciliations.			(e) Includes nonaccrual loans only.
(c) Non-interest expense divided by total net interest income plus non-interest income.			(f) Includes non-performing loans, other real estate owned, and repossessions.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation, and therefore facilitate a comparison of the Corporation with the performance of other companies. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 78-81 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2024 and 2023. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see pages 47-48 of this Form 10-Q and page 37 of the Corporation’s 2023 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net interest income	$18,388	$18,017	$371	2.1%	$54,238	$56,559	$(2,321)	(4.1)%
Non-interest income	5,919	7,808	(1,889)	(24.2)%	17,174	18,678	(1,504)	(8.1)%
Non-interest expense	16,510	15,668	842	5.4%	49,427	47,417	2,010	4.2%
Pre-provision income	7,797	10,157	(2,360)	(23.2)%	21,985	27,820	(5,835)	(21.0)%
Provision (credit) for credit losses(1)	564	449	115	25.6%	(597)	962	(1,559)	(162.1)%
Income tax expense	1,513	2,060	(547)	(26.6)%	4,825	5,660	(835)	(14.8)%
Net income	$5,720	$7,648	$(1,928)	(25.2)%	$17,757	$21,198	$(3,441)	(16.2)%

Basic and diluted earnings per share	$1.19	$1.61	$(0.42)	(26.1)%	$3.72	$4.48	$(0.76)	(17.0)%

(1) Effective January 1, 2023, the allowance calculation is based upon the Current Expected Credit Loss methodology.

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected financial ratios:	2024	2023	2024	2023
Return on average assets (a)	0.83%	1.14%	0.87%	1.07%
Return on average equity (a)	10.81%	16.89%	11.82%	15.93%
Net interest margin, fully taxable equivalent (b)	2.72%	2.73%	2.70%	2.91%
Efficiency ratio (adjusted) (b)	67.69%	66.55%	68.97%	64.83%
Non-interest expense to average assets	2.39%	2.33%	2.41%	2.39%

(a) Annualized.
(b) See the GAAP to Non-GAAP reconciliations.
Net income for the third quarter of 2024 was $5.7 million, or $1.19 per share, compared to $7.6 million, or $1.61 per share, for the same period in the prior year. Return on average equity for the current quarter was 10.81%, compared to 16.89% for the same period in the prior year. The decrease in net income was attributable to a decrease in non-interest income, an increase in non-interest expense, and an increase in the provision for credit losses, offset by an increase in net interest income and a decrease in income tax expense.
Net income for the nine months ended September 30, 2024 was $17.8 million, or $3.72 per share, compared to $21.2 million, or $4.48 per share, for the same period in the prior year. Return on average equity for the nine months ended September 30, 2024 was 11.82%, compared to 15.93% for the same period in the prior year. The decrease in net income was attributable to decreases in net interest income and non-interest income, and an increase in non-interest expense, offset by decreases in the provision for credit losses and income tax expense.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2024	2023	Change	% Change
Interest and dividend income	$32,362	$29,015	$3,347	11.5%
Interest expense	13,974	10,998	2,976	27.1%
Net interest income	$18,388	$18,017	$371	2.1%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the third quarter of 2024 increased $0.4 million, or 2.1%, to $18.4 million compared to the same period in the prior year, due primarily to increases of $3.6 million in interest income on loans, including fees and $0.3 million in interest income on interest-earning deposits, partially offset by increases of $2.3 million in interest expense on deposits and $0.7 million in interest expense on borrowed funds, and a decrease of $0.5 million in interest and dividend income on taxable securities.

Interest income on loans, including fees, increased to $28.6 million for the three months ended September 30, 2024 from $25.0 million for the same period in the prior year. Interest income on loans, including fees, increased primarily due to a $134.3 million increase in average commercial loan balances, compared to the same period in the prior year, and an increase of 36 basis points in the average yield on commercial loans between these periods. The increase in the average balances of commercial loans was primarily due to year over year growth in both commercial and industrial and commercial real estate loan balances, while the increase in the average yield was primarily due to higher origination yields in 2024. Average balances of residential mortgage loans decreased $9.2 million for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to an increase in sales of new originations into the secondary market, while the average yield on residential mortgage loans increased 36 basis points for the three months ended September 30, 2024, compared to the same period in the prior year due to the higher interest rate environment. Average consumer loan balances decreased $13.9 million for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to lower indirect auto loan origination activity during 2024, while the average yield on consumer loans increased 60 basis points, primarily due to runoff of older vintage indirect auto loans, replaced by higher yielding new originations. Interest income on interest-earning deposits increased primarily due to a $21.2 million increase in the average balances of interest-earning deposits for the three months ended September 30, 2024 compared to the same period in the prior year.

Interest expense on deposits increased to $13.0 million for the three months ended September 30, 2024 from $10.7 million for the same period in the prior year. The increase in interest expense on deposits was due primarily to a 44 basis points increase in the average interest rate paid on total interest-bearing deposits, which included brokered deposits, due to the higher interest rate environment and increased competition, and an increase of $175.6 million in the average balance of customer interest-bearing deposits, primarily due to an increase in average balances of customer time deposits. Both the increase in the average interest rate paid and the average balances of customer interest-bearing deposits were primarily attributable to CD campaigns throughout 2024, as well as a general shift in the deposit mix towards higher cost accounts. The average balances of brokered deposits decreased $123.7 million, while the average interest rate paid on brokered deposits increased nine basis points, compared to the same period in the prior year. The average balances of brokered deposits decreased primarily due to the utilization of the Bank Term Funding Program (BTFP) and FHLBNY term advances in the current quarter, which were not utilized in the same period in the prior year, as well as lower loan growth during the current quarter, compared to the same period in the prior year.

Interest expense on borrowed funds increased to $1.0 million for the three months ended September 30, 2024 from $0.3 million for the same period in the prior year. The increase in interest expense on borrowed funds was primarily due to a $54.8 million increase in the average balances of borrowed funds, partially offset by a decrease of 17 basis points in the average interest rate paid on borrowed funds for the three months ended September 30, 2024, compared to the same period in the prior year. The composition of borrowed funds reflected the Corporation's shift to the lower cost, short-term funding sources of the BTFP and FHLBNY term advances, partially replacing relatively higher cost FHLBNY overnight advances in the current period. The average balance of FHLBNY overnight advances decreased $17.3 million, and the average interest rate paid on FHLBNY overnight advances decreased 47 basis points for the three months ended September 30, 2024, compared to the same period in the prior year.

Interest and dividend income on taxable securities decreased to $3.1 million for the three months ended September 30, 2024 from $3.5 million for the same period in the prior year. Interest and dividend income on taxable securities decreased primarily due to a $57.6 million decrease in the average balances of taxable securities for the three months ended September 30, 2024, primarily due to paydowns and maturities, compared to the same period in the prior year.

Fully taxable equivalent net interest margin was 2.72% for the third quarter of 2024, compared to 2.73% for the same period in the prior year. Average interest-earning assets increased $73.0 million for the three months ended September 30, 2024 compared to the same period in the prior year. The average yield on interest-earning assets increased 38 basis points to 4.78%, and the average cost of interest-bearing liabilities increased 50 basis points to 2.97%, for the three months ended September 30, 2024, compared to the same period in the prior year, due to the higher rate environment as well as a shift in the overall deposit mix to higher cost deposits.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Interest and dividend income	$94,967	$83,041	$11,926	14.4%
Interest expense	40,729	26,482	14,247	53.8%
Net interest income	$54,238	$56,559	$(2,321)	(4.1)%

Net interest income for the nine months ended September 30, 2024 totaled $54.2 million compared to $56.6 million for the same period in the prior year, a decrease of $2.3 million, or 4.1% due primarily to an increase of $14.2 million in interest expense, partially offset by an increase of $11.9 million in interest and dividend income. The increase in interest expense for the first nine months of 2024 was primarily attributed to increases of $13.3 million in interest expense on deposits and $1.0 million in interest expense on borrowed funds. The increase in interest and dividend income for the first nine months of 2024 was primarily attributed to increases of $12.2 million in interest income on loans, including fees, and $0.6 million in interest income on interest-earning deposits, offset by a decrease of $0.9 million in interest and dividend income on taxable securities.

Interest expense on deposits increased to $37.9 million for the first nine months of 2024 from $24.6 million for the same period in the prior year. The increase in interest expense on deposits was primarily due to an increase in the average balances of $171.2 million in customer time deposits, and a 119 basis points increase in the average interest rates paid on customer time deposits for the first nine months of 2024, compared to the same period in the prior year. The increase in average balances of customer time deposits was primarily attributable to CD campaigns throughout 2024, as well as a shift in deposit demand towards higher cost account types. The increase in the average interest rates paid on customer time deposits was due primarily to the higher interest rate environment, as well as competitive pressures to attract and retain customer time deposits. The average balances of brokered deposits decreased $57.7 million, while the average interest rates paid on brokered deposits increased 26 basis points, for the first nine months of 2024, compared to the same period in the prior year.

Also contributing to the increase in interest expense on deposits was an increase of $4.5 million in interest expense on savings and money market accounts, due to an increase of 77 basis points in the average interest rates paid, despite a decrease of $38.5 million in the average balances of savings and money market accounts, for the nine months ended September 30, 2024, compared to the same period in the prior year. Interest expense paid on interest-bearing demand deposits increased $2.2 million, primarily due to an 89 basis points increase in the average interest rates paid, for the nine months ended September 30, 2024, compared to the same period in the prior year. Interest expense on borrowed funds increased to $2.9 million for the first nine months of 2024 from $1.9 million for the same period in the prior year. The increase in interest expense on borrowed funds was due primarily to a five basis points increase in the average interest rate paid on borrowed funds, and a $24.4 million increase in the average balances of borrowed funds for the current nine months, when compared to the same period in the prior year, to fund loan growth.

Interest income on loans, including fees, increased to $83.3 million for the first nine months of 2024 from $71.1 million for the same period in the prior year. The increase in interest income on loans, including fees, was mostly attributable to an increase of $143.6 million in the average balances of commercial loans, and a 42 basis points increase in the average yield of the commercial loan portfolio, primarily due to increases in average interest rates on new loan originations. Average yields on the residential mortgage and consumer loan portfolios also increased by 27 basis points and 75 basis points, respectively, for the nine months ended September 30, 2024, The increase in average yield on the residential mortgage loan portfolio was primarily due to higher origination yields during 2024, while the increase in average yield on the consumer loan portfolio was primarily attributable to rate increases on variable rate home equity products, and the relatively fast turnover rate within the indirect auto portfolio and higher originations yields during 2024. The increase in interest income on interest-earning deposits was primarily attributed to a $17.6 million increase in the average balances of interest-earning deposits.

Interest and dividend income on taxable securities decreased to $9.9 million for the first nine months of 2024 from $10.8 million for the same period in the prior year. The decrease in interest and dividend income on taxable securities was mostly attributable to a $59.7 million decrease in the average balances of taxable securities for the nine months ended September 30, 2024, compared to the same period in the prior year. The decrease in the average balances of taxable securities was mostly attributable to paydowns on securities within the available for sale portfolio.

Fully taxable equivalent net interest margin was 2.70% for the nine months ended September 30, 2024 compared to 2.91% for the same period in the prior year. Average interest-earning assets increased $83.5 million for the nine months ended September 30, 2024 compared to the same period in the prior year. The average yield on interest-earning assets increased 45 basis points, to 4.72%, while the average cost of interest-bearing liabilities increased 89 basis points, to 2.92% for the nine months ended September 30, 2024 compared to the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and nine months ended September 30, 2024 and 2023. For the purpose of the tables below, nonaccrual loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
($ in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,453,418	$21,854	5.98%	$1,319,110	$18,672	5.62%
Mortgage loans	273,374	2,713	3.97%	282,578	2,572	3.61%
Consumer loans	293,488	4,102	5.56%	307,412	3,843	4.96%
Taxable securities	605,631	3,063	2.01%	663,240	3,540	2.12%
Tax-exempt securities	38,537	272	2.81%	40,380	288	2.83%
Interest-earning deposits	35,520	441	4.94%	14,292	187	5.19%
Total interest-earning assets	2,699,968	32,445	4.78%	2,627,012	29,102	4.40%

Non interest-earning assets:
Cash and due from banks	25,086			26,272
Other assets	47,571			31,496
Allowance for credit losses (4)	(21,233)			(20,210)
Total assets	$2,751,392			$2,664,570

Interest-bearing liabilities:
Interest-bearing demand deposits	$311,406	$1,445	1.85%	$281,106	$963	1.36%
Savings and insured money market deposits	864,541	4,607	2.12%	890,109	3,945	1.76%
Time deposits	554,605	6,056	4.34%	383,786	3,269	3.38%
Brokered deposits	65,913	897	5.41%	189,628	2,543	5.32%
FHLBNY overnight advances	541	7	5.06%	17,879	249	5.53%
FRB advances and other debt	75,305	962	5.08%	3,144	29	3.66%
Total interest-bearing liabilities	1,872,311	13,974	2.97%	1,765,652	10,998	2.47%

Non interest-bearing liabilities:
Demand deposits	614,270			666,302
Other liabilities	54,390			52,916
Total liabilities	2,540,971			2,484,870
Shareholders' equity	210,421			179,700
Total liabilities and shareholders’ equity	$2,751,392			$2,664,570
Fully taxable equivalent net interest income		18,471			18,104
Net interest rate spread (1)			1.81%			1.93%
Net interest margin, fully taxable equivalent (2)			2.72%			2.73%
Taxable equivalent adjustment		(83)			(87)
Net interest income		$18,388			$18,017

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.
(4) Corporation adopted CECL as of January 1, 2023.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
($ in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$1,433,224	$63,501	5.92%	$1,289,638	$53,047	5.50%
Mortgage loans	274,834	7,879	3.82%	284,351	7,553	3.55%
Consumer loans	298,421	12,114	5.42%	305,776	10,673	4.67%
Taxable securities	619,657	9,877	2.13%	679,330	10,758	2.12%
Tax-exempt securities	39,453	830	2.81%	40,562	887	2.92%
Interest-earning deposits	27,910	1,014	4.85%	10,342	400	5.17%
Total interest-earning assets	2,693,499	95,215	4.72%	2,609,999	83,318	4.27%

Non interest-earning assets:
Cash and due from banks	25,131			25,512
Other assets	41,807			35,547
Allowance for credit losses (4)	(21,475)			(20,150)
Total assets	$2,738,962			$2,650,908

Interest-bearing liabilities:
Interest-bearing demand deposits	$308,318	$4,170	1.81%	$286,220	$1,959	0.92%
Savings and insured money market deposits	861,382	13,190	2.05%	899,871	8,645	1.28%
Time deposits	521,997	16,603	4.25%	350,846	8,041	3.06%
Brokered deposits	96,056	3,898	5.42%	153,774	5,932	5.16%
FHLBNY overnight advances	15,359	646	5.53%	47,321	1,819	5.14%
FRB advances and other debt	59,584	2,222	4.98%	3,212	86	3.58%
Total interest-bearing liabilities	1,862,696	40,729	2.92%	1,741,244	26,482	2.03%

Non interest-bearing liabilities:
Demand deposits	622,953			680,310
Other liabilities	52,725			51,385
Total liabilities	2,538,374			2,472,939
Shareholders' equity	200,588			177,969
Total liabilities and shareholders’ equity	$2,738,962			$2,650,908
Fully taxable equivalent net interest income		54,486			56,836
Net interest rate spread (1)			1.80%			2.24%
Net interest margin, fully taxable equivalent (2)			2.70%			2.91%
Taxable equivalent adjustment		(248)			(277)
Net interest income		$54,238			$56,559

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.
(4) Corporation adopted CECL as of January 1, 2023.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and nine months ended September 30, 2024 and 2023. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include nonaccrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30, 2024 vs. 2023
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$3,182	$1,953	$1,229
Mortgage loans	141	(92)	233
Consumer loans	259	(183)	442
Taxable investment securities	(477)	(299)	(178)
Tax-exempt investment securities	(16)	(14)	(2)
Interest-earning deposits	254	263	(9)
Total interest and dividend income, fully taxable equivalent	3,343	1,628	1,715

Interest expense on:
Interest-bearing demand deposits	482	111	371
Savings and insured money market deposits	662	(117)	779
Time deposits	2,787	1,701	1,086
Brokered deposits	(1,646)	(1,688)	42
FHLBNY overnight advances	(242)	(223)	(19)
FRB advances and other debt	933	918	15
Total interest expense	2,976	702	2,274
Net interest income, fully taxable equivalent	$367	$926	$(559)

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Nine Months Ended September 30, 2024 vs. 2023
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$10,454	$6,201	$4,253
Mortgage loans	326	(253)	579
Consumer loans	1,441	(261)	1,702
Taxable investment securities	(881)	(933)	52
Tax-exempt investment securities	(57)	(24)	(33)
Interest-earning deposits	614	641	(27)
Total interest and dividend income, fully taxable equivalent	11,897	5,371	6,526

Interest expense on:
Interest-bearing demand deposits	2,211	164	2,047
Savings and insured money market deposits	4,545	(389)	4,934
Time deposits	8,562	4,764	3,798
Brokered deposits	(2,034)	(2,322)	288
FHLBNY overnight advances	(1,173)	(1,304)	131
FRB advances and other debt	2,136	2,089	47
Total interest expense	14,247	3,002	11,245
Net interest income, fully taxable equivalent	$(2,350)	$2,369	$(4,719)

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

The provision for credit losses increased $0.1 million for the third quarter of 2024, compared to the same period in the prior year. The increase was primarily attributable to unfavorable changes in FOMC forecasted variables in the third quarter of 2024, compared to favorable changes to forecasts in the third quarter of 2023, as well as a decline in modeled prepayment speeds. This increase was partially offset by a decrease of $0.3 million in net charge offs in the third quarter of 2024, compared to the third quarter of 2023.

The provision for credit losses for the nine months ended September 30, 2024 was a credit of $0.6 million, compared to a provision of $1.0 million for the same period in the prior year. The $1.6 million decrease in the provision for credit losses in the nine months ended September 30, 2024, compared to the same period in the prior year, was primarily due to the annual review and update to the loss drivers used in the Bank's CECL model, which was reflected in the Corporation's allowance for credit losses in the first quarter of 2024, partially offset by unfavorable changes in economic forecasts and declines in modeled prepayment speeds. Loss drivers are the economic variables used when making forward looking projections to determine correlations between changes in economic variables and changes in historical loss experience. Recalibration of the loss drivers resulted in a decline in baseline loss rates utilized by the model, however the economic variables used were unchanged.

Net charge-offs for the three months ended September 30, 2024 were $0.1 million, compared to $0.4 million for the same period in the prior year. Net charge-offs for each of the three months ended September 30, 2024 and 2023 were primarily concentrated in the consumer indirect auto portfolio.

Net charge-offs for the nine months ended September 30, 2024 were $0.6 million, compared to $0.8 million for the same period in the prior year. Net charge-offs for the nine months ended September 30, 2024 were concentrated in the consumer indirect auto portfolio. Net charge-offs for the nine months ended September 30, 2023 were primarily attributable to charge-offs in the consumer indirect auto portfolio, and a $0.2 million charge-off of a commercial and industrial loan.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Change	% Change
WMG fee income	$2,991	$2,533	$458	18.1%
Service charges on deposit accounts	1,016	1,018	(2)	(0.2)%
Interchange revenue from debit card transactions	1,123	1,141	(18)	(1.6)%
Changes in fair value of equity investments	118	(68)	186	273.5%
Net gains on sales of loans held for sale	91	67	24	35.8%
Net gains (losses) on sales of other real estate owned	(19)	—	(19)	N/M
Income from bank owned life insurance	10	11	(1)	(9.1)%
CFS fee and commission income	306	243	63	25.9%
Other	283	2,863	(2,580)	(90.1)%
Total non-interest income	$5,919	$7,808	$(1,889)	(24.2)%

Total non-interest income for the third quarter of 2024 decreased $1.9 million compared to the same period in the prior year, primarily due to a decrease in other non-interest income, partially offset by increases in WMG fee income and changes in fair value of equity investments.

Other Non-Interest Income
The decrease in other non-interest income can primarily be attributed to the recognition of the employee retention tax credit (ERTC) in the third quarter of 2023.

WMG Fee Income
The increase in WMG fee income can primarily be attributed to an increase in the market value of total assets under management or administration and fee rate increases effective in the third quarter of 2024.

Changes in Fair Value Equity Investments
The increase in changes in fair value of equity investments can primarily be attributed to an increase in the market value of assets held for the Corporation's deferred compensation plan.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change	% Change
WMG fee income	$8,554	$7,716	$838	10.9%
Service charges on deposit accounts	2,929	2,918	11	0.4%
Interchange revenue from debit card transactions	3,327	3,468	(141)	(4.1)%
Changes in fair value of equity investments	233	(99)	332	335.4%
Net gains on sales of loans held for sale	162	90	72	80.0%
Net gains (losses) on sales of other real estate owned	(22)	14	(36)	(257.1)%
Income from bank owned life insurance	29	32	(3)	(9.4)%
CFS fee and commission income	787	749	38	5.1%
Other	1,175	3,790	(2,615)	(69.0)%
Total non-interest income	$17,174	$18,678	$(1,504)	(8.1)%

Total non-interest income for the nine months ended September 30, 2024 decreased $1.5 million compared to the same period in the prior year. The decrease was primarily due to decreases in other non-interest income and interchange revenue from debit card transactions, partially offset by increases in WMG fee income and changes in fair value of equity investments.

Other Non-Interest Income
The decrease in other non-interest income can primarily be attributed to the recognition of the employee retention tax credit (ERTC) in the third quarter of 2023.

Interchange Revenue from Debit Card Transactions
The decrease in interchange revenue from debit card transactions was primarily due to a decrease in client transaction volume during the nine months ended September 30, 2024, compared to the same period in the prior year.

WMG Fee Income
The increase in WMG fee income can primarily be attributed to an increase in the market value of total assets under management or administration and fee rate increases effective in the third quarter of 2024.

Changes in Fair Value of Equity Investments
The increase in the changes in fair value of equity investments was primarily due to an increase in the market value of assets held related to the Corporation's deferred compensation plan, related to improvements in the financial markets during the nine months ended September 30, 2024, compared to the same period in the prior year. The increase was also partially due to a decline in the fair value of a particular equity investment held by the Corporation during the same period in the prior year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Change	% Change
Compensation expense:
Salaries and wages	$7,168	$6,542	$626	9.6%
Pension and other employee benefits	1,627	1,979	(352)	(17.8)%
Other components of net periodic pension and postretirement benefits	(227)	(174)	(53)	(30.5)%
Total compensation expense	8,568	8,347	221	2.6%

Non-compensation expense:
Net occupancy	1,422	1,337	85	6.4%
Furniture and equipment	402	353	49	13.9%
Data processing	2,567	2,480	87	3.5%
Professional services	522	554	(32)	(5.8)%
Marketing and advertising	210	218	(8)	(3.7)%
Other real estate owned expenses	55	10	45	N/M
FDIC insurance	524	525	(1)	(0.2)%
Loan expenses	353	249	104	41.8%
Other	1,887	1,595	292	18.3%
Total non-compensation expense	7,942	7,321	621	8.5%
Total non-interest expense	$16,510	$15,668	$842	5.4%

Total non-interest expense for the third quarter of 2024 increased $0.8 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and non-compensation expense. For the three months ended September 30, 2024, non-interest expense to average assets was 2.39%, compared to 2.33% for the same period in the prior year.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, was primarily due to an increase in salaries and wages, partially offset by a decrease in pension and other employee benefits. The increase in salaries and wages can be primarily attributed to an increase in base salaries, including additional staffing for the Corporation's newly opened Western New York regional banking center, as well as an increase in the market value of the assets held for the Corporation's deferred compensation plan. The decrease in pension and other employee benefits can be primarily attributed to a decrease in employee healthcare expenses in the current quarter.

Non-compensation expense
The increase in non-compensation expense for the current period, compared to the same period in the prior year, was primarily due to increases in other non-interest expense and loan expenses. The increase in other non-interest expense was primarily due to an increase in supplies and postage expenses, and losses recognized on the sale of repossessed vehicles in the current quarter. The increase in loan expenses can be primarily attributed to legal expenses related to various loan transactions.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Compensation expense:
Salaries and wages	$21,007	$20,029	$978	4.9%
Pension and other employee benefits	5,787	5,467	320	5.9%
Other components of net periodic pension and postretirement benefits	(691)	(522)	(169)	(32.4)%
Total compensation expense	26,103	24,974	1,129	4.5%

Non-compensation expense:
Net occupancy	4,360	4,242	118	2.8%
Furniture and equipment	1,197	1,232	(35)	(2.8)%
Data processing	7,437	7,334	103	1.4%
Professional services	1,639	1,596	43	2.7%
Marketing and advertising	943	720	223	31.0%
Other real estate owned expenses	116	49	67	136.7%
FDIC insurance	1,617	1,608	9	0.6%
Loan expenses	808	789	19	2.4%
Other	5,207	4,873	334	6.9%
Total non-compensation expense	23,324	22,443	881	3.9%
Total non-interest expense	$49,427	$47,417	$2,010	4.2%

Total non-interest expense for the nine months ended September 30, 2024 increased $2.0 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For the nine months ended September 30, 2024 and 2023, non-interest expense to average assets was 2.41% and 2.39%, respectively.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, was primarily due to increases in salaries and wages and pension and other employee benefits, offset by a decrease in other components of net periodic pension and postretirement benefits. The increase in salaries and wages included additional staffing for the Corporation's newly opened Western New York regional banking center, as well as an increase in the market value of the assets held for the Corporation's deferred compensation plan, which offset savings realized due to outsourcing, compared to the same period in the prior year. The increase in pension and other employee benefits was primarily attributable to an increase in employee healthcare expenses for the current period, compared to the same period in the prior year. The decrease in other components of net periodic pension and postretirement benefits was primarily due to actuarial adjustments related to the Corporation's pension plans.

Non-compensation expense
The increase in non-compensation expense was primarily due to increases in other non-interest expense, marketing and advertising, net occupancy expense, and data processing expense. The increase in other non-interest expense was due to modest increases amongst most expense categories, including supplies and postage expense, charitable donations and corporate travel, when compared to the same period in the prior year. Marketing and advertising expenses increased during the current period compared to the same period in the prior year primarily due to expenditures related to a deposit account promotion related to the Bank's 190th anniversary, CD campaigns, and an increase in advertising activity in the current period. The increase in net occupancy expense was primarily due to an increase in building maintenance and property insurance expenses, when compared to the same period in the prior year. The increase in data processing expenses was primarily due to the addition of various new contracts and an increase in cybersecurity software expense, offset by a decrease in certain software maintenance and processing expenses, when compared to the same period in the prior year.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Change	% Change
Income before income tax expense	$7,233	$9,708	$(2,475)	(25.5)%
Income tax expense	$1,513	$2,060	$(547)	(26.6)%
Effective tax rate	20.9%	21.2%

Income tax expense for the three month periods ended September 30, 2024 and 2023 were $1.5 million and $2.1 million, respectively. The decrease in income tax expense was due primarily to a decrease of $2.5 million in income before income tax expense. The effective income tax rate decreased from 21.2% for the three months ended September 30, 2023 to 20.9% for the three months ended September 30, 2024.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Income before income tax expense	$22,582	$26,858	$(4,276)	(15.9)%
Income tax expense	$4,825	$5,660	$(835)	(14.8)%
Effective tax rate	21.4%	21.1%

Income tax expense for the nine month periods ended September 30, 2024 and 2023 were $4.8 million and $5.7 million, respectively. The decrease in income tax expense was due primarily to a decrease of $4.3 million in income before income tax expense. The effective income tax rate increased from 21.1% for the nine months ended September 30, 2023 to 21.4% for the nine months ended September 30, 2024.

Financial Condition

The following table presents selected financial information as of the dates indicated, and the dollar and percent change (dollars in thousands):

ASSETS	September 30, 2024	December 31, 2023	Change	% Change
Total cash and cash equivalents	$80,440	$36,847	$43,593	118.3%
Total investment securities, FHLB and FRB stock	562,665	593,322	(30,657)	(5.2)%

Loans, net of deferred loan fees	2,028,954	1,972,664	56,290	2.9%
Allowance for credit losses	(21,441)	(22,517)	(1,076)	(4.8)%
Loans, net	2,007,513	1,950,147	57,366	2.9%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	101,773	108,389	(6,616)	(6.1)%
Total assets	$2,774,215	$2,710,529	$63,686	2.3%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,451,121	$2,429,427	$21,694	0.9%
Advances and other debt	53,757	34,970	18,787	53.7%
Other liabilities	48,683	50,891	(2,208)	(4.3)%
Total liabilities	2,553,561	2,515,288	38,273	1.5%

Total shareholders’ equity	220,654	195,241	25,413	13.0%
Total liabilities and shareholders’ equity	$2,774,215	$2,710,529	$63,686	2.3%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in loans, deposits, borrowings, and securities.

Investment securities
The decrease in investment securities can mostly be attributed to $42.3 million in paydowns and maturities in the securities available for sale portfolio, primarily attributable to paydowns on mortgage-backed securities and SBA pooled-loan securities, and an increase in the fair value of the available for sale securities portfolio of $14.7 million, due to favorable changes in interest rates.

Loans, net
The increase in loans, net of deferred loan fees, can primarily be attributed to increases of $52.0 million in commercial mortgages and $24.9 million in commercial and industrial loans, offset by decreases of $20.9 million in indirect consumer loans and $3.9 million in residential mortgages.

Allowance for Credit Losses
The decrease in the allowance for credit losses can primarily be attributed to the annual review and update of loss drivers used in the Bank's CECL model. The annual update to the loss drivers, which were applied beginning in the first quarter of 2024, resulted in a decline in baseline loss rates. Partially offsetting these declines were comparatively weaker FOMC projections for economic variables used in the Bank's CECL model as of September 30, 2024 compared to December 31, 2023, declines in prepayment speeds between December 31, 2023 and September 30, 2024, and loan growth during 2024.

Other Assets
The decrease in other assets can primarily be attributed to decreases of $4.2 million in interest rate swap assets, due to a decrease in the market value of swaps, and $3.8 million in deferred tax assets, due to improvements in the market value of the available for sale securities portfolio.

Deposits
The increase in deposits can primarily be attributed to increases of $102.8 million in customer time deposits and $58.2 million in interest-bearing demand deposits, offset by decreases of $103.3 million in brokered deposits and $37.0 million in non interest-bearing demand deposits. In addition, insured money market deposits increased $7.2 million and savings deposits decreased $6.2 million.

Advances and Other Debt
The increase in advances and other debt can primarily be attributed to a $50.0 million advance from the Federal Reserve Bank Term Funding Program (BTFP), and an increase of $0.7 million in finance lease obligations, offset by a decrease of $31.9 million in FHLBNY overnight advances.

Other liabilities
The decrease in other liabilities can primarily be attributed to a decrease of $4.2 million in interest rate swap liabilities, primarily due to a decrease in the market value of swaps, partially offset by increases in interest payable on borrowed funds of $1.7 million and interest payable on deposits of $1.2 million.

Shareholders’ equity
Shareholders’ equity was $220.7 million at September 30, 2024 compared to $195.2 million at December 31, 2023. The increase can primarily be attributed to an increase of $13.3 million in retained earnings, and a decrease of $10.9 million in accumulated other comprehensive loss. The increase in retained earnings can primarily be attributed to net income of $17.8 million, offset by $4.4 million in dividends declared, during the nine months ended September 30, 2024. The decrease in accumulated other comprehensive loss can primarily be attributed to an increase in the fair market value of the available for sale securities portfolio due to favorable changes in market interest rates.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.316 billion as of September 30, 2024, including $367.8 million of assets held under management or administration for the Corporation, compared to $2.242 billion as of December 31, 2023, including $381.3 million of assets held under management or administration for the Corporation, an increase of $73.2 million, or 3.3%, primarily attributable to market improvements during 2024.

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
The available for sale segment of the securities portfolio totaled $554.6 million as of September 30, 2024, a decrease of $29.4 million, or 5.0%, from $584.0 million as of December 31, 2023. The decrease can mostly be attributed to $42.3 million in paydowns and maturities. The fair value of the portfolio increased $14.7 million, due to favorable changes in interest rates during the current period. The held to maturity securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $0.7 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively.
Non-marketable equity securities as of September 30, 2024 and December 31, 2023 include shares of FRBNY stock and FHLBNY stock, carried at their cost. FRBNY stock and FHLBNY stock were $1.9 million and $2.3 million respectively as of September 30, 2024, and $1.9 million and $3.6 million respectively as of December 31, 2023. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

Loans

The table below presents the Corporation’s loan composition by segment as of the dates indicated, and the dollar and percent change from December 31, 2023 to September 30, 2024 (dollars in thousands):

LOAN PORTFOLIO COMPOSITION
	September 30, 2024	% of Total Loans	December 31, 2023	% of Total Loans	Dollar Change	% Change
Commercial and industrial	$289,266	14.3%	$264,396	13.4%	$24,870	9.4%
Commercial mortgages:
Construction	138,710	6.8%	138,887	7.0%	(177)	(0.1)%
Commercial mortgages, other	1,036,229	51.1%	984,038	49.9%	52,191	5.3%
Residential mortgages	274,099	13.5%	277,992	14.1%	(3,893)	(1.4)%
Consumer loans:
Home equity lines and loans	92,449	4.6%	87,056	4.4%	5,393	6.2%
Indirect consumer loans	189,504	9.3%	210,423	10.7%	(20,919)	(9.9)%
Direct consumer loans	8,697	0.4%	9,872	0.5%	(1,175)	(11.9)%
Total	$2,028,954	100.0%	$1,972,664	100.0%	$56,290	2.9%

Portfolio loans totaled $2.029 billion as of September 30, 2024, an increase of $56.3 million, or 2.9%, from $1.973 billion as of December 31, 2023. The increase in loans can primarily be attributed to increases of $52.0 million in commercial mortgage loans and $24.9 million in commercial and industrial loans, offset by decreases of $20.9 million in indirect consumer loans and $3.9 million in residential mortgages.

Commercial lending continues to be a primary driver of asset growth for the Corporation, as demand for project financing remains robust, particularly in the Capital Bank division. As of September 30, 2024, total commercial real estate loans, inclusive of construction loans, in the Capital Bank division grew by $46.7 million. Commercial real estate loan growth in the Canal Bank division was $6.8 million, while commercial real estate balances contracted by $1.4 million in the Chemung Canal division. Growth in commercial and industrial loans between December 31, 2023 and September 30, 2024 was also concentrated in the Capital Bank division, increasing by $19.6 million. Commercial and industrial loan growth in the Canal Bank and Chemung Canal divisions were $5.2 million and $0.1 million, respectively.

Residential mortgage loans totaled $274.1 million as of September 30, 2024, a decrease of $3.9 million, or 1.4%, compared to December 31, 2023. During the nine months ended September 30, 2024, $26.3 million in residential mortgages were originated, of which $8.5 million were sold in the secondary market to Freddie Mac and FHLBNY. Demand for residential mortgage originations continues to be weaker as a result of the higher interest rate environment and lower market mobility due to many borrowers securing lower interest rates in prior years. Indirect consumer loans totaled $189.5 million as of September 30, 2024, a decrease of $20.9 million, or 9.9%, from December 31, 2023 as portfolio turnover exceeded total origination activity.

The table below presents the Corporation’s outstanding loan balances by Bank division (in thousands):

LOANS BY DIVISION
	September 30, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Chemung Canal Trust Company*	$638,407	$665,701	$651,516	$592,172	$658,468
Capital Bank Division	1,278,107	1,206,561	1,098,104	879,105	877,995
Canal Bank Division	112,440	100,402	79,828	46,972	—
Total loans	$2,028,954	$1,972,664	$1,829,448	$1,518,249	$1,536,463

* All loans, excluding those originated by the Capital Bank and Canal Bank divisions.

Commercial real estate lending represented the largest portion of the Corporation's loan portfolio as of September 30, 2024 and December 31, 2023. Commercial real estate lending is comprised of the "Construction" and "Commercial mortgage, other" segments of the loan portfolio, as presented in Note 4 - Loans and Allowance for Credit Losses to the Consolidated Financial Statements. As of September 30, 2024 and December 31, 2023, total commercial real estate loans totaled $1.175 billion and $1.123 billion, respectively. Management evaluates the risk inherent in its portfolio of commercial real estate loans using a variety of metrics, including but not limited to type, geography, collateral, and borrower or sponsor industry.

The table below presents commercial real estate loans by type and percentage as of September 30, 2024 and December 31, 2023 (dollars in thousands):

Commercial real estate loans by type:	September 30, 2024	% of Total	December 31, 2023	% of Total	% Change
Construction	$138,710	11.8%	$138,887	12.4%	(0.1)%
1-4 Family Residential(1)	45,209	3.8%	45,792	4.1%	(1.3)%
Multifamily	357,211	30.4%	349,327	31.1%	2.3%
Owner-Occupied	128,890	11.0%	123,989	11.0%	4.0%
Non-Owner Occupied	504,919	43.0%	464,930	41.4%	8.6%
Total	$1,174,939	100.0%	$1,122,925	100.0%

(1) 1-4 Family residential loans included in the commercial real estate portfolio segment are comprised of properties whose primary purpose is to generate rental income for the borrower, but are not considered multifamily properties within the FFIEC's Call Report definition of a multifamily property. This may include single family residences, duplexes, triplexes, and quadplexes.

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

The table below presents commercial real estate loans by regional location of collateral and percentage as of September 30, 2024 and December 31, 2023 (dollars in thousands):

Commercial real estate loans by regional location of collateral:	September 30, 2024	% of Total	December 31, 2023	% of Total	% Change
Capital Region	$758,576	64.6%	$736,971	65.6%	2.9%
Southern Tier & Finger Lakes	230,922	19.7%	213,970	19.1%	7.9%
Western New York	130,907	11.1%	123,202	11.0%	6.3%
Other	54,534	4.6%	48,782	4.3%	11.8%
Total	$1,174,939	100.0%	$1,122,925	100.0%

The Corporation closely monitors economic and credit trends for the industries in which its commercial real estate borrowers are involved. Property types are designated based on the purpose of the collateral securing commercial real estate loans. The table below presents commercial real estate loans by borrower industry and percentage as of September 30, 2024 and December 31, 2023 (dollars in thousands):

Commercial real estate loans by borrower industry:	September 30, 2024	% of Total	December 31, 2023	% of Total	% Change
Construction & Land Development	$138,710	11.8%	$141,551	12.6%	(2.0)%
Industrial	54,348	4.6%	41,784	3.8%	30.1%
Warehouse & Storage	85,885	7.3%	65,379	5.8%	31.4%
Retail	196,850	16.8%	195,561	17.4%	0.7%
Office	116,576	9.9%	118,344	10.5%	(1.5)%
Hotel	49,127	4.2%	55,533	4.9%	(11.5)%
1-4 Family Residential Rental	46,984	4.0%	45,792	4.1%	2.6%
Multifamily (5+)	384,489	32.7%	372,569	33.2%	3.2%
Medical	45,930	3.9%	32,859	2.9%	39.8%
Educational	22,393	1.9%	25,738	2.3%	(13.0)%
Other	33,647	2.9%	27,815	2.5%	21.0%
Total	$1,174,939	100.0%	$1,122,925	100.0%
Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which may cause them to be similarly impacted by economic or other conditions. Industries are identified using NAICS codes, and the Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations of greater than 10.0% of total loans. As of September 30, 2024 and December 31, 2023, commercial loans to borrowers involved in the real estate and real estate rental and leasing businesses were 51.0% and 49.5% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of September 30, 2024 and December 31, 2023.

The table below presents the maturity of loans outstanding as of September 30, 2024 (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$95,922	$110,802	$79,204	$3,338	$289,266
Commercial mortgages:
Construction	24,568	38,783	75,359	—	138,710
Commercial mortgages, other	60,354	266,644	679,671	29,560	1,036,229
Residential mortgages	6,153	10,831	101,291	155,824	274,099
Consumer loans:
Home equity lines and loans	99	6,543	59,153	26,654	92,449
Indirect consumer loans	1,583	124,474	63,447	—	189,504
Direct consumer loans	304	5,704	1,562	1,127	8,697
Total	$188,983	$563,781	$1,059,687	$216,503	$2,028,954

The tables below present the amounts due after one year, classified according to fixed interest rates and variable interest rates as of September 30, 2024 (in thousands):

Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$68,439	$32,574	$468	$101,481
Commercial mortgages:
Construction	5,083	30,544	—	35,627
Commercial mortgages, other	175,420	140,597	6,074	322,091
Residential mortgages	10,809	96,645	110,034	217,488
Consumer loans:
Home equity lines and loans	5,199	50,123	431	55,753
Indirect consumer loans	124,474	63,447	—	187,921
Direct consumer loans	5,704	533	50	6,287
Total	$395,128	$414,463	$117,057	$926,648

Loans maturing with variable interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$42,363	$46,630	$2,870	$91,863
Commercial mortgages:				—
Construction	33,700	44,815	—	78,515
Commercial mortgages, other	91,224	539,074	23,486	653,784
Residential mortgages	22	4,646	45,790	50,458
Consumer loans:				—
Home equity lines and loans	1,344	9,030	26,223	36,597
Indirect consumer loans	—	—	—	—
Direct consumer loans	—	1,029	1,077	2,106
Total	$168,653	$645,224	$99,446	$913,323

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

Non-Performing Assets

Non-performing assets consist of nonaccrual loans, other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure, and repossessed vehicles. Effective January 1, 2023, the Corporation adopted ASU 2022-02, which eliminated troubled debt restructuring accounting guidance. Prior to adoption, nonaccrual troubled debt restructurings were considered to be non-performing assets. The Corporation closely monitors loan modifications made to borrowers deemed to be experiencing financial difficulty in accordance with ASU 2022-02. As of September 30, 2024, there were four loans being monitored under ASU 2022-02 guidance, two of which were accruing, and two of which were nonaccrual.

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

The following table summarizes the Corporation's non-performing assets (dollars in thousands):

NON-PERFORMING ASSETS
	September 30, 2024	December 31, 2023
Total non-performing loans	$10,545	$10,411
Other real estate owned and repossessed vehicles	589	326
Total non-performing assets	$11,134	$10,737

Ratio of non-performing loans to total loans	0.52%	0.53%
Ratio of non-performing assets to total assets	0.40%	0.40%
Ratio of allowance for credit losses to non-performing loans	203.33%	216.28%
Accruing loans past due 90 days or more (1)	$—	$10

(1) Not included in non-performing assets above.

Non-Performing Loans and Assets
Non-performing loans totaled $10.5 million, or 0.52% of total loans as of September 30, 2024, compared to $10.4 million, or 0.53% of total loans as of December 31, 2023. Non-performing assets, which are comprised of non-performing loans, other real estate owned, and repossessed vehicles were $11.1 million, or 0.40% of total assets as of September 30, 2024, compared to $10.7 million, or 0.40% of total assets as of December 31, 2023. The increase in non-performing loans was primarily attributable to the addition of four commercial real estate loans added to nonaccrual during the nine month period ended September 30, 2024, totaling $3.4 million, primarily offset by the payoff of a nonaccrual commercial real estate loan totaling $1.9 million during the nine month period ended September 30, 2024, as well as net paydown activity on other nonaccrual loans. The increase in non-performing assets can primarily be attributed to the increases in non-performing loans and other real estate owned.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Corporation works closely with borrowers experiencing financial difficulties to identify viable solutions that minimize the potential for loss. The Corporation monitors modifications made to borrowers experiencing financial difficulty in which contractual cash flows are directly impacted. Modifications included under this guidance include principal reductions, reductions in effective interest rates, term extensions, significant payment delays, or a combination thereof. ASU 2022-02 was implemented on January 1, 2023 on a prospective basis, and as of September 30, 2024, the Corporation had four loans modified under this accounting guidance, which consisted of term extensions on two commercial and industrial loans and one home equity loan, and a payment delay on one residential mortgage. As of September 30, 2024, one of the aforementioned commercial and industrial loans given an extension of six months experienced a payment default, while the remainder of the modified loans were performing under their modified terms. During the nine month period ended September 30, 2024, two commercial mortgages previously modified under ASU 2022-02, with total balances of $2.2 million, were paid off.

Individually Analyzed Loans
The Corporation analyzes loans on an individual basis when management determines that a loan no longer exhibits risk characteristics consistent with those in its designated pool of loans, in accordance with the Corporation's CECL methodology. The amortized cost basis of individually analyzed loans as of September 30, 2024 totaled $8.2 million, compared to $8.0 million as of December 31, 2023.
The majority of the Corporation's individually analyzed loans are secured and measured for credit loss based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals by independent third parties on loans secured by real estate at the time a loan is determined to require individual analysis. A measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. Upon receipt and review of updated appraisals, an additional measurement is performed to determine if any adjustments are necessary to reflect proper provisioning or charge-offs. Individually analyzed loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require additional specific allocations or recognition of additional charge-offs. Real estate values in each of the Corporation's market areas have remained stable in recent periods. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business.

Allowance for Credit Losses
The allowance for credit losses is an amount management believes will be adequate to absorb the estimated lifetime credit losses inherent in assets exhibiting credit risk as of the measurement date. The allowance is in conformity with the requirements established by ASC 326-Financial Instruments-Credit Losses, and is a departure from the allowance for loan losses (ALLL) that the Corporation previously estimated using an incurred loss methodology. The allowance covers loans, unfunded commitments, and certain debt securities exhibiting credit risk potential, and incorporates both quantitative and qualitative components.
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
Quantitative analysis is based on an estimated discounted cash flow analysis (DCF) performed at the loan level. The modeled reserve requirement equals the difference between the book balance of the instrument at the measurement date and the present value of assumed cash flows for the life of the loan. The underlying assumptions of the DCF are based on the relationship between a projected value of an economic indicator, and the implied historical loss experience amongst a group of curated peers. The Corporation utilized a regression analysis to determine suitable loss drivers for each pool of loans. Based on these results, a probability of default (PD) and loss given default (LGD), is assigned to each potential value of an economic indicator for each pool of loans, and is then applied to the portfolio to derive the statistical loss implications thereof. A hypothetical loss for each period of the DCF, as well as implied recovery of past losses, is incorporated into the DCF. The Corporation relies on FOMC data as the source for its readily available and reasonable economic forecast. The forecasted values are applied over a four-quarter period, and revert back to the historic mean of a lookback period over an eight-quarter period, on a straight-line basis.
Qualitative adjustments represent management's expectation of certain risks not being captured entirely in the quantitative portion of the model. Qualitative adjustment rates are applied to each instrument within a pool on a consistent basis. Factors considered as part of the qualitative adjustment analysis include economic considerations not captured by the model, changes in conditions within the Bank such as lending standards, personnel, and concentrations of credit, among others, as well as other external factors such as changes in the regulatory and competitive landscape.

The allowance for credit losses is adjusted though a provision (credit) for credit losses, which is charged to operations. Separate provision accounts have been established for on-balance sheet credit exposures and off-balance sheet credit exposures, and are combined in the line item provision (credit) for credit losses on the Corporation's Consolidated Statements of Income. Loans are charged against the allowance for credit losses when management believes the collectability of all or a portion of the principal is unlikely. Management's evaluation of the adequacy of the allowance for credit losses is performed on a periodic basis and takes into consideration such factors as the outcomes of quantitative analysis, a review of specific individually analyzed loans, and relevant qualitative adjustments. While management uses available information to recognize losses on credits, future additions to the allowance may be necessary based on changing economic conditions or portfolio composition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for credit losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
The allowance for credit losses was $21.4 million as of September 30, 2024, and $22.5 million as of December 31, 2023. The allowance for credit losses was 203.33% of non-performing loans as of September 30, 2024, compared to 216.28% as of December 31, 2023. The ratio of allowance for credit losses to total loans was 1.06% as of September 30, 2024 and 1.14% as of December 31, 2023. Net charge-offs for the nine months ended September 30, 2024 and September 30, 2023 were $0.6 million and $0.8 million, respectively. Net charge-off activity for the nine months ended September 30, 2024 primarily reflected activity in the indirect auto segment of the consumer loan portfolio, while activity for the nine months ended September 30, 2023 primarily reflected a partial charge off on a commercial and industrial loan, as well as charge-off activity in the indirect auto segment of the consumer loan portfolio.
The decrease in the allowance for credit losses was primarily attributable to the annual review and update performed on the loss drivers used as the basis for the Bank's CECL model. Loss drivers are the economic variables used to make forward looking credit loss projections. Recalibration of the loss drivers resulted in a decline in the baseline loss rates used in the CECL model, however, the composition of economic variables selected as loss drivers did not change as a result of this update. Partially offsetting decreases related to the annual update were comparatively weaker FOMC economic forecasts in the current year period, a decline in modeled prepayment speeds, and loan growth during 2024.

The table below summarizes the Corporation’s allowance for credit losses and non-performing loans outstanding by loan category as of September 30, 2024 and December 31, 2023 (dollars in thousands):

ALLOWANCE BY LOAN CATEGORY
Balance as of September 30, 2024	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,896	1.69%	$1,757	0.61%	278.66%
Commercial mortgages	10,762	0.92%	6,325	0.54%	170.15%
Residential mortgages	2,218	0.81%	1,387	0.51%	159.91%
Consumer loans	3,565	1.23%	1,076	0.37%	331.32%
Total	$21,441	1.06%	$10,545	0.52%	203.33%

Balance as of December 31, 2023	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$5,055	1.91%	$1,930	0.73%	261.92%
Commercial mortgages	12,026	1.07%	5,969	0.53%	201.47%
Residential mortgages	2,194	0.79%	1,315	0.47%	166.84%
Consumer loans	3,242	1.05%	1,197	0.39%	270.84%
Total	$22,517	1.14%	$10,411	0.53%	216.28%

(1) Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios as of September 30, 2024 and December 31, 2023:

Consolidated Ratios	September 30, 2024	December 31, 2023
Non-performing loans to total loans	0.52%	0.53%
Allowance for credit losses to total loans	1.06%	1.14%
Allowance for credit losses to non-performing loans	203.33%	216.28%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the nine months ended September 30, 2024 and September 30, 2023:

Credit Ratios (1)	September 30, 2024	September 30, 2023
Commercial and industrial	(0.05)%	0.11%
Commercial mortgages	—%	—%
Residential mortgages	(0.02)%	—%
Consumer loans	0.31%	0.16%
Total	0.04%	0.04%

(1) Current period annualized.

The table below summarizes the Corporation’s credit loss experience for the nine months ended September 30, 2024 and 2023 (in thousands):

SUMMARY OF CREDIT LOSS EXPERIENCE
	Nine Months Ended September 30,
	2024	2023
Balance of allowance for credit losses at beginning of period	$22,517	$19,659
Impact of ASC 326 Adoption	—	374
Charge-offs:
Commercial and industrial	18	281
Commercial mortgages	—	—
Residential mortgages	21	—
Consumer loans	1,083	785
Total charge-offs	$1,122	$1,066
Recoveries:
Commercial and industrial	$118	$13
Commercial mortgages	3	1
Residential mortgages	57	—
Consumer loans	378	281
Total recoveries	$556	$295
Net charge-offs (recoveries)	566	771
Provision (credit) for credit losses on-balance sheet exposure (1)	(510)	990
Balance of allowance for credit losses at end of period	$21,441	$20,252

(1) Additional provision related to off-balance sheet exposure was a credit of $87 thousand for the nine months ended September 30, 2024 and a credit of $28 thousand for the nine months ended September 30, 2023.

Other Real Estate Owned and Repossessed Vehicles

OREO totaled $0.5 million as of September 30, 2024, and $0.3 million as of December 31, 2023, respectively. There were three residential mortgage properties and four home equity loan properties added to other real estate owned in the first nine months of 2024. There were two residential mortgage properties and three home equity properties sold from other real estate owned in the first nine months of 2024, resulting in a net loss on sales of $23 thousand. The Corporation had $0.1 million in repossessed vehicles as of September 30, 2024, which is included in other assets on the Consolidated Balance Sheets, and is a component of non-performing assets.

Deposits

The table below summarizes the Corporation’s deposit composition by segment as of September 30, 2024, and December 31, 2023, and the dollar and percent change from December 31, 2023 to September 30, 2024 (in thousands):

DEPOSITS
					September 30, 2024 v. December 31, 2023
	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non interest-bearing demand deposits	$616,126	25.1%	$653,166	26.9%	$(37,040)	(5.7)%
Interest-bearing demand deposits	349,383	14.3%	291,138	12.0%	58,245	20.0%
Money market deposits	630,870	25.7%	623,714	25.7%	7,156	1.1%
Savings deposits	242,911	9.9%	249,144	10.3%	(6,233)	(2.5)%
Certificates of deposit $250,000 or less	444,861	18.1%	365,058	15.0%	79,803	21.9%
Certificates of deposit greater than $250,000	96,481	4.0%	76,804	3.1%	19,677	25.6%
Brokered deposits	39,500	1.6%	142,776	5.9%	(103,276)	(72.3)%
Other time deposits	30,989	1.3%	27,627	1.1%	3,362	12.2%
Total	$2,451,121	100.0%	$2,429,427	100.0%	$21,694	0.9%
Deposits totaled $2.451 billion as of September 30, 2024 compared to $2.429 billion as of December 31, 2023, an increase of $21.7 million, or 0.9%. The increase was primarily attributable to increases of $102.8 million in customer time deposits and $58.2 million in interest-bearing demand deposits, partially offset by decreases of $103.3 million in brokered deposits and $37.0 million in non interest-bearing demand deposits. Additionally, insured money market deposits increased $7.2 million, and savings deposits decreased $6.2 million.
The growth in customer deposits was due primarily to increases of $56.1 million in public deposits, $40.6 million in consumer deposits, $10.3 million in ICS deposits, $12.8 million in CDARS deposits, and $5.2 million in commercial deposits. As of September 30, 2024, demand deposit and money market deposits comprised 65.1% of total deposits compared to 64.5% as of December 31, 2023. The aggregate amount of the Corporation's outstanding uninsured deposits was 28.9% and 27.0% of total deposits, as of September 30, 2024 and December 31, 2023, respectively.

The table below presents the Corporation's deposits balances by Bank division (in thousands):

DEPOSITS BY DIVISION
	September 30, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Chemung Canal Trust Company*	$2,055,761	$2,042,679	$1,889,018	$1,738,015	$1,686,370
Capital Bank Division	385,834	380,962	435,207	415,607	351,404
Canal Bank Division	9,526	5,786	3,002	1,811	—
Total	$2,451,121	$2,429,427	$2,327,227	$2,155,433	$2,037,774

*All deposits, excluding those originated by the Capital Bank and Canal Bank divisions.

In addition to consumer, commercial, and public deposits, other sources of funds include reciprocal deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. The CDARS and ICS reciprocal program uses a sophisticated matching system, where funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Additionally, the CDARS and ICS One-Way Buy programs allow the Corporation to obtain wholesale brokered deposits through the system. Deposits obtained through the CDARS and ICS reciprocal programs were $448.5 million and $425.5 million as of September 30, 2024, and December 31, 2023, respectively. Brokered deposits, which include funds obtained through brokers or the CDARS and ICS One-Way Buy program, were $39.5 million and $142.8 million as of September 30, 2024, and December 31, 2023, respectively.

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

Borrowings
Borrowings increased $18.8 million to $53.8 million as of September 30, 2024 from December 31, 2023, primarily attributable to a $50.0 million advance from the Federal Reserve, as the Corporation took advantage of lower interest rates offered by the Bank Term Funding Program (BTFP), offset by a decrease of $31.9 million in FHLBNY overnight advances compared to December 31, 2023. A $30.0 million FHLBNY short-term advance matured in September 2024. There were no outstanding FHLBNY or FRBNY term advances as of December 31, 2023.

Shareholders’ Equity
Total shareholders' equity increased by $25.4 million from $195.2 million as of December 31, 2023 to $220.7 million as of September 30, 2024, primarily due to an increase in retained earnings and a decrease in accumulated other comprehensive loss. The increase in retained earnings of $13.3 million was due primarily to earnings of $17.8 million, offset by $4.4 million in dividends declared during the nine months ended September 30, 2024. The decrease in accumulated other comprehensive loss of $10.9 million can be mostly attributed to an increase in the fair market value of the available for sale securities portfolio, primarily due to favorable changes in interest rates. Treasury stock decreased by $0.5 million, primarily due to the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 7.95% as of September 30, 2024 compared to 7.20% as of December 31, 2023. The tangible equity to tangible assets ratio was 7.22% as of September 30, 2024 compared to 6.45% as of December 31, 2023. Book value per share increased to $46.22 as of September 30, 2024 from $41.07 as of December 31, 2023.
The Bank is subject to the capital adequacy guidelines of the Federal Reserve, which establishes a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of September 30, 2024, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased in the third quarter of 2024. As of September 30, 2024, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares as of September 30, 2024.

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
As of September 30, 2024, the Corporation's cash and cash equivalents balance was $80.4 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities, U.S. Gov't Treasury securities, Small Business Administration loan pools, and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of September 30, 2024, the Corporation's investment in securities available for sale was $554.6 million, $256.1 million of which was not pledged as collateral.

The Corporation is a member of the FHLBNY, which allows it to access borrowings to enhance management's ability to satisfy future liquidity needs. The Bank had pledged a total of $248.3 million and $254.6 million of residential mortgage loans and home equity loans under a blanket lien arrangement, as of September 30, 2024 and December 31, 2023, respectively, as collateral for future borrowings. Based on this available collateral and securities also held as collateral, the Corporation was eligible to borrow up to a total of $224.2 million and $225.3 million as of September 30, 2024 and December 31, 2023, respectively. The Bank had no outstanding FHLBNY borrowings as of September 30, 2024, and $31.9 million as of December 31, 2023. The Bank's unused borrowing capacity at the Federal Home Loan Bank of New York was $224.2 million as of September 30, 2024. Borrowings may be used on a short-terms basis for liquidity purposes or on a long-term basis to fund asset growth.
Uninsured deposits totaled $708.9 million as of September 30, 2024, and $655.7 million as of December 31, 2023, which included $216.2 million and $153.2 million of municipal deposits that were collateralized by pledged assets when appropriate, respectively. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions due to their fluidity.
The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it may continue utilizing brokered deposits as a secondary source of funding to support growth. Brokered deposits may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. Brokered deposits were $39.5 million and $142.8 million, as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, brokered deposits carried terms between 2 and 48 months. The Corporation also had a total of $75.0 million of unsecured lines of credit with five different financial institutions, all of which were available as of September 30, 2024 and December 31, 2023. Also available to the Corporation is the Discount Window Lending provided by the Federal Reserve Bank.
On March 12, 2023, the Treasury Department, Federal Reserve, and FDIC jointly announced a new liquidity program, the Bank Term Funding Program (BTFP), in response to the failure of two banks earlier that week. Under the BTFP, institutions could pledge certain securities (i.e., securities eligible for purchase by the Federal Reserve Banks in open market operations) for the par value of the securities at a borrowing rate of ten basis points over the one-year overnight index swap rate. Certain U.S. federally insured depository institutions were eligible to participate in the BTFP. In January 2024, the Corporation utilized the BTFP, with an advance of $50.0 million, at an interest rate of 4.91%. No new borrowings could be made under the BTFP after March 11, 2024. This advance was repaid by the Corporation in the fourth quarter of 2024 without prepayment penalty.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$23,580	$27,261
Net cash used in investing activities	(14,840)	(53,842)
Net cash provided by financing activities	34,853	46,292
Net increase in cash and cash equivalents	$43,593	$19,711

Operating activities
The Corporation believes cash flows from operations, available cash balances, and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first nine months of 2024 and 2023 primarily resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first nine months of 2024 and 2023 primarily resulted from a net increase in loans, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first nine months of 2024 primarily resulted from a term advance from the Federal Reserve BTFP and a net increase in deposits. Cash provided by financing activities during the first nine months of 2023 primarily resulted from a net increase in deposits, including brokered deposits, offset by net payments of overnight advances held at the end of the period.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of September 30, 2024 and December 31, 2023, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of September 30, 2024, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of September 30, 2024 and December 31, 2023 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of September 30, 2024 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$276,237	13.31%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$270,426	13.04%	$165,906	8.00%	$217,752	10.50%	$207,383	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$253,964	12.24%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$248,153	11.97%	$124,430	6.00%	$176,275	8.50%	$165,906	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$253,964	12.24%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$248,153	11.97%	$93,322	4.50%	$145,168	7.00%	$134,799	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$253,964	9.03%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$248,153	8.83%	$112,413	4.00%	N/A	N/A	$140,516	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2023 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$262,864	13.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,783	12.76%	$158,438	8.00%	$207,950	10.50%	$198,048	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$239,429	12.08%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	11.58%	$118,829	6.00%	$168,341	8.50%	$158,438	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$239,429	12.08%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	11.58%	$89,122	4.50%	$138,634	7.00%	$128,731	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$239,429	8.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	8.26%	$111,034	4.00%	N/A	N/A	$138,792	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. As of September 30, 2024, the Bank could, without prior approval, declare dividends of approximately $54.8 million.

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

						As of or for the
(in thousands, except ratio data)	As of or for the Three Months Ended					Nine Months Ended
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2024	2024	2024	2023	2023	2024	2023
Net interest income (GAAP)	$18,388	$17,761	$18,089	$17,898	$18,017	$54,238	$56,559
Fully taxable equivalent adjustment	83	81	84	87	87	248	277
Fully taxable equivalent net interest income (non-GAAP)	$18,471	$17,842	$18,173	$17,985	$18,104	$54,486	$56,836

Average interest-earning assets (GAAP)	$2,699,968	$2,699,402	$2,681,059	$2,654,638	$2,627,012	$2,693,499	$2,609,999

Net interest margin - fully taxable equivalent (non-GAAP)	2.72%	2.66%	2.73%	2.69%	2.73%	2.70%	2.91%

Efficiency Ratio

The unadjusted efficiency ratio is calculated as non-interest expense divided by total revenue (net interest income and non-interest income). The adjusted efficiency ratio is a non-GAAP financial measure which represents the Corporation’s ability to turn resources into revenue and is calculated as non-interest expense divided by total revenue (fully taxable equivalent net interest income and non-interest income), adjusted for one-time occurrences and amortization of intangible assets. This measure is meaningful to the Corporation, as well as to investors and analysts, in assessing the Corporation’s productivity measured by the amount of revenue generated for each dollar spent.

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
EFFICIENCY RATIO	2024	2024	2024	2023	2023	2024	2023
Net interest income (GAAP)	$18,388	$17,761	$18,089	$17,898	$18,017	$54,238	$56,559
Fully taxable equivalent adjustment	83	81	84	87	87	248	277
Fully taxable equivalent net interest income (non-GAAP)	$18,471	$17,842	$18,173	$17,985	$18,104	$54,486	$56,836

Non-interest income (GAAP)	$5,919	$5,598	$5,657	$5,871	$7,808	$17,174	$18,678
Less: recognition of employee retention tax credit	—	—	—	—	(2,370)	—	(2,370)
Less: net (gains) losses on security transactions	—	—	—	39	—	—	—
Adjusted non-interest income (non-GAAP)	$5,919	$5,598	$5,657	$5,910	$5,438	$17,174	$16,308

Non-interest expense (GAAP)	$16,510	$16,219	$16,698	$16,826	$15,668	$49,427	$47,417

Efficiency ratio (unadjusted)	67.92%	69.43%	70.32%	70.79%	60.67%	69.21%	63.02%
Efficiency ratio (adjusted)	67.69%	69.19%	70.07%	70.42%	66.55%	68.97%	64.83%

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

						As of or for the
(in thousands, except per share and ratio data)	As of or for the Three Months Ended					Nine Months Ended
TANGIBLE EQUITY AND TANGIBLE ASSETS (PERIOD END)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2024	2024	2024	2023	2023	2024	2023
Total shareholders' equity (GAAP)	$220,654	$201,222	$197,128	$195,241	$170,064	$220,654	$170,064
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible equity (non-GAAP)	$198,830	$179,398	$175,304	$173,417	$148,240	$198,830	$148,240

Total assets (GAAP)	$2,774,215	$2,755,813	$2,784,890	$2,710,529	$2,707,834	$2,774,215	$2,707,834
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,752,391	$2,733,989	$2,763,066	$2,688,705	$2,686,010	$2,752,391	$2,686,010

Total equity to total assets at end of period (GAAP)	7.95%	7.30%	7.08%	7.20%	6.28%	7.95%	6.28%
Book value per share (GAAP)	$46.22	$42.17	$41.34	$41.07	$35.90	$46.22	$35.90

Tangible equity to tangible assets at end of period (non-GAAP)	7.22%	6.56%	6.34%	6.45%	5.52%	7.22%	5.52%
Tangible book value per share (non-GAAP)	$41.65	$37.59	$36.77	$36.48	$31.29	$41.65	$31.29

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
TANGIBLE EQUITY (AVERAGE)	2024	2024	2024	2023	2023	2024	2023
Total average shareholders' equity (GAAP)	$210,421	$195,375	$195,860	$174,868	$179,700	$200,588	$177,969
Less: average intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Average tangible equity (non-GAAP)	$188,597	$173,551	$174,036	$153,044	$157,876	$178,764	$156,145

Return on average equity (GAAP)	10.81%	10.27%	14.48%	8.63%	16.89%	11.82%	15.93%
Return on average tangible equity (non-GAAP)	12.07%	11.56%	16.29%	9.86%	19.22%	13.27%	18.15%

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

						As of or for the
(in thousands, except per share and ratio data)	As of or for the Three Months Ended					Nine Months Ended
NON-GAAP NET INCOME	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2024	2024	2024	2023	2023	2024	2023
Reported net income (GAAP)	$5,720	$4,987	$7,050	$3,802	$7,648	$17,757	$21,198
Net (gains) losses on security transactions (net of tax)	—	—	—	29	—	—	—
Recognition of employee retention tax credit (net of tax)	—	—	—	—	(1,873)	—	(1,873)
Non-GAAP net income	$5,720	$4,987	$7,050	$3,831	$5,775	$17,757	$19,325

Average basic and diluted shares outstanding	4,773	4,770	4,764	4,743	4,736	4,769	4,729

Reported basic and diluted earnings per share (GAAP)	$1.19	$1.05	$1.48	$0.80	$1.61	$3.72	$4.48
Reported return on average assets (GAAP)	0.83%	0.73%	1.04%	0.56%	1.14%	0.87%	1.07%
Reported return on average equity (GAAP)	10.81%	10.27%	14.48%	8.63%	16.89%	11.82%	15.93%

Non-GAAP basic and diluted earnings per share	$1.19	$1.05	$1.48	$0.81	$1.21	$3.72	$4.08
Non-GAAP return on average assets	0.83%	0.73%	1.04%	0.57%	0.86%	0.87%	0.97%
Non-GAAP return on average equity	10.81%	10.27%	14.48%	8.69%	12.75%	11.82%	14.52%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. As of September 30, 2024, it is estimated that immediate decreases in interest rates of 100 basis points and 200 basis points would positively impact the next 12 months net interest income by 2.75% and 4.55%, respectively. Immediate increases in interest rates of 100 basis points and 200 basis points would positively impact the next 12 months net interest income by 2.16% and 4.22%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
200 basis points decrease	4.55%
100 basis points decrease	2.75%
100 basis points increase	2.16%
200 basis points increase	4.22%

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. As of September 30, 2024, it is estimated that immediate decreases in interest rates of 100 basis points and 200 basis points would positively impact the market value of the Corporation’s capital account by 3.10% and 4.31% respectively. Immediate increases in interest rates of 100 basis points and 200 basis points would positively impact the market value by 0.92% and 1.37% respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
200 basis points decrease	4.31%
100 basis points decrease	3.10%
100 basis points increase	0.92%
200 basis points increase	1.37%

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial and accounting officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2024 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial and accounting officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2024. In addition, there have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of September 30, 2024.

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

ITEM 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2024	—	$—	—	200,816
August 1 - August 31, 2024	—	$—	—	200,816
September 1 -September 30, 2024	—	$—	—	200,816
Quarter ended September 30, 2024	—	$—	—	200,816
(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of September 30, 2024 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

During the third quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

CHEMUNG FINANCIAL CORPORATION

DATED: November 7, 2024	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: November 7, 2024	By: /s/ Dale M. McKim, III
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