Form 10-K
period 2024-12-31
CHEMUNG FINANCIAL CORP
filed 2025-03-14
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 OR

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

Based upon the closing price of the registrant's Common Stock as of June 30, 2024, the aggregate market value of the voting stock held by non-affiliates of the registrant was $228,216,864.

As of March 1, 2025, there were 4,788,879 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2025 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources.  Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

To assist the reader, the Corporation has provided the following list of commonly used abbreviations and terms included in Parts I through IV.

Abbreviations

ACL	Allowance for credit losses
AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank owned life insurance
BTFP	Bank Term Funding Program
CAM	Common area maintenance charges
CAPM	Capital asset pricing model
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit loss
CFPB	Consumer Financial Protection Bureau
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
CRA	Community Reinvestment Act
CRM	Chemung Risk Management, Inc.
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institution Examination Council
FHLBNY	Federal Home Loan Bank of New York
FINRA	Financial Industry Regulatory Authority
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
FTC	Federal Trade Commission
GAAP	U.S. Generally Accepted Accounting Principles

GLB Act	Gramm-Leach-Bliley Act
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
IPS	Investment Policy Statement
LGD	Loss given default
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NYSDFS	New York State Department of Financial Services
OPEB	Other postemployment benefits
OREO	Other real estate owned
PD	Probability of default
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
RESPA	Real Estate Settlement Procedures Act
Riegle-Neal Act	Riegle-Neal Interstate Banking and Branching Efficiency Act
ROAA	Return on average assets
ROAE	Return on average equity
RWA	Risk-weighted assets
SOFR	Secured Overnight Financing Rate
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Security Guidelines	Interagency Guidelines Establishing Information Security Standards
Securities Act	Securities Act of 1933
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
Tax Act	Tax Cuts and Jobs Act of 2017
TDRs	Troubled debt restructurings
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

Terms

Accumulated benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the pension plan is to be terminated immediately and does not consider any future salary increases.
Allowance for credit losses	Contra asset account estimating the lifetime amount the Corporation anticipates will be unrecoverable from assets with credit risk in conformity with CECL requirements outlined in ASC 326.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel III
A comprehensive set of reform measures designed to improve the regulation, supervision, and risk management within the banking sector. The reforms require banks to maintain proper leverage ratios and meet certain capital requirements.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Canal Bank	Division of Chemung Canal Trust Company located in the “Western Region” of New York State, including Erie County.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany, Saratoga, & Schenectady.
Captive insurance company	A company that provides risk-mitigation services for its parent company.

CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Corporate loan committees	Senior Loan Committee and Director Loan Committee
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Economic Growth, Regulatory Relief, and Consumer Protection Act	The Economic Growth, Regulatory Relief, and Consumer Protection Act was signed on May, 24 2018 and repeals or modifies certain provisions to the Dodd-Frank Act and will ease certain regulations on all but the largest banks.
Employee Retention Tax Credit	The Employee Retention Tax Credit is a refundable payroll tax credit available to eligible employers as defined by the CARES Act of 2020, and amended by the Consolidated Appropriations Act of 2021 and American Rescue Plan Act of 2021.
Executive Management Team	Senior leadership of Chemung Financial Corporation responsible for the Corporation's strategic direction and operations.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a finance lease that is considered to have the economic characteristics of asset ownership.
MasterCard	Payment card services vendor.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Data is not meaningful in the context presented.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes, and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.

Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Projected benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the plan will not terminate in the near future and that employees will continue to work and receive future salary increases.
Risk-weighted assets	Risk-weighted assets, which is used to calculate regulatory capital ratios, consist of on- and off-balance sheet exposures that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet exposures such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
TDR	A TDR was deemed to have occurred when the Corporation modified original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty. TDR accounting guidance was superseded by ASU 2022-02, effective January 1, 2023.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

PART I

ITEM 1.  BUSINESS

General
The Corporation was incorporated on January 2, 1985 under the laws of the State of New York and is headquartered in Elmira, New York. The Corporation was organized for the purpose of acquiring the Bank. The Bank was established in 1833 under the name Chemung Canal Bank, and was subsequently granted a New York State bank charter in 1895. In 1902, the Bank was reorganized as a New York State trust company under the name Elmira Trust Company, and its name was changed to Chemung Canal Trust Company in 1903.
The Corporation became a financial holding company in June 2000. Financial holding company status provided the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services, which provide additional sources of fee-based income and allows the Corporation to better serve its customers. The Corporation established a financial services subsidiary, CFS, in September 2001 which offers non-banking financial services such as mutual funds, annuities, brokerage services, insurance and tax preparation services. CRM, a wholly-owned subsidiary of the Corporation, was formed and began operations on May 31, 2016 as a Nevada-based captive insurance company. During the fourth quarter of 2023, CRM was dissolved by the Corporation effective December 6, 2023. The dissolution of CRM did not have a significant impact to financial results for the year ended December 31, 2023.
The Corporation’s Board of Directors has concluded that expansion of the franchise’s geographic footprint, an increase in the Bank’s interest-earning assets, and the generation of new sources of non-interest income are important components of its strategic plan. Over the past two decades, the Corporation has completed two whole bank acquisitions, including of Canton, Pennsylvania based Canton Bancorp, Inc. in 2009 and Albany, New York based Fort Orange Financial Corp., in 2011, as well as branch acquisitions involving offices in Broome, Cayuga, Cortland, Seneca, Tioga, and Tompkins counties of New York. Additionally, in 2021 the Corporation expanded its geographic footprint into Western New York with the opening of a de novo branch office in Erie County, and established the “Canal Bank, a division of Chemung Canal Trust Company” brand in 2024, concurrent with the opening of a new regional banking center in Erie County, located in Williamsville, New York. As a result of these transactions and organic growth, the Corporation had $2.776 billion in consolidated assets, $2.071 billion in loans, $2.397 billion in deposits, and $215.3 million in shareholders’ equity as of December 31, 2024.

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

Description of Business
The Corporation, through the Bank and CFS, provides a wide range of financial services, including demand, savings and time deposits, commercial, residential, and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds, and brokerage services. The Bank derives its income primarily from interest and fees on loans, interest on investment securities, WMG fee income, and fees received in connection with deposit and other services. The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans, and general operating expenses.
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
For additional information, including information concerning the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. Other than as described above, there were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2024.

Lending Activities

Lending Strategy
The Corporation’s objective is to channel deposits gathered locally into high-quality, market-yielding loans without taking unacceptable credit and/or interest rate risk. The Corporation seeks to have a diversified loan portfolio consisting of commercial and industrial loans, commercial mortgages, residential mortgages, home equity lines of credit and home equity term loans, direct consumer loans, and indirect automobile loans. The Bank operates with a traditional community bank model where the relationship manager possesses credit skills and is significantly involved in the credit decisions. This creates value since clients and prospects know they are dealing with a decision maker.

Lending Authority
The Board of Directors establishes the lending policies, underwriting standards, and loan approval limits of the Bank. In accordance with those policies, the Board of Directors has designated certain officers to consider and approve loans within their designated authority. These officers exercise substantial authority over credit and pricing decisions, subject to Corporate loan committee approval for larger credits. The Bank recognizes that exceptions to the lending policies may occasionally occur and has established procedures for approving exceptions to these policies.
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
Commercial and industrial loans primarily consist of loans to small and mid-sized businesses in the Bank's market areas in a diverse range of industries. These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, and they, therefore, pose higher potential losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties and/or the businesses occupying the properties, as well as on the collateral securing the loan. Economic events or conditions in real estate markets could have an adverse impact on the cash flows generated by properties securing the Bank’s commercial real estate loans and on the value of such properties.
The Bank offers interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Bank to originate a mortgage based on short-term SOFR rates and allow the borrower to swap into a longer term fixed rate. The Bank enters into mirroring swaps with a Domestic Systemically Important Bank (D-SIBs) to manage it's interest rate risk. The swap agreements are free-standing derivatives and are recorded at fair value in the Bank's Consolidated Balance Sheets.
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

Funding Activities

Funding Strategy
The Corporation’s deposit strategy is to fund the Bank, subject to market conditions, with stable, low-cost deposits, primarily checking account deposits and low interest-bearing deposit accounts. In the current environment, the Corporation supplemented this strategy with certificate of deposit campaigns. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue the use of brokered deposits as a secondary source of funding to support growth. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

Funding Sources
The Corporation’s primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings, and funds generated from operations of the Bank. The Bank also has access to advances from the FHLBNY, other financial institutions, and the FRBNY. Contractual loan and securities payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions.
The Corporation considers core deposits, consisting of non interest-bearing and interest-bearing checking accounts, savings accounts, and insured money market deposits, to be a significant component of its deposits. The Corporation monitors the activity on these core deposits and, based on historical experience and pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is currently not limited with respect to the rates that it may offer on deposit products. The Bank believes it is competitive in the types of accounts and interest rates it has offered on its deposit products. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity, and executes rate changes when necessary as part of its asset/liability management, profitability and growth strategies.
The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its retail offices are located. The Bank relies primarily on customer service, digital product offerings, long-standing relationships and other banking services, including loans and wealth management services, to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions affect the Bank’s ability to attract and retain deposits. The Bank utilizes a combination of digital and traditional media, including print, television, and radio, when advertising its deposit and lending products.

Investment Activities

The general objective of the Bank's investment portfolio is to provide liquidity when loan demand is high, and to absorb excess funds when demand is low. The securities portfolio also provides a medium for certain interest rate risk measures intended to maintain an appropriate balance between interest income from loans and total interest income. The Bank only invests in high-quality investment-grade securities such as mortgage-backed securities and obligations of states and political subdivisions. Investment decisions are made in accordance with the Bank's investment policy and include consideration of risk, return, duration, and portfolio concentrations. The Bank utilizes its investment portfolio as the main source of collateral for its municipal depositors, allowing for excess liquidity to fund loans.

Derivative Financial Instruments
The Bank offers interest rate swaps to commercial loan customers who wish to fix the interest rates on their loans, and the Bank matches these swaps using offsetting swaps with Domestic Systemically Important Banks (D-SIBs). These swaps are considered free standing derivatives and are carried at fair value on the Consolidated Balance Sheets, with gains and losses recorded through other non-interest income. The swaps are not designated as hedging derivatives. Additionally, the Bank participates in risk participation agreements with lead banks on commercial loans in which it participates. The Bank may receive an upfront fee for participating in the credit exposure of the interest rate swap associated with the commercial loan in which it is a participant and the fee received is recognized immediately in other non-interest income. The Bank is exposed to its share of the credit loss equal to the fair value of the interest rate swap in the event of nonperformance by the counterparty of the interest rate swap.
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

Wealth Management Strategy
With $2.212 billion of assets under management or administration as of December 31, 2024, including $301.9 million of assets held under management or administration for the Corporation, WMG is responsible for the largest component of the Corporation's non-interest income. Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee, and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning, and employee benefit administrative services. The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

Market Area and Competition
The Bank operates 30 branch offices located in 13 counties in New York and Bradford County in Pennsylvania. Bank branch offices operating under the “Chemung Canal Trust Company” brand are located in the following New York counties: Chemung, Broome, Cayuga, Cortland, Schuyler, Seneca, Steuben, Tioga and Tompkins, as well as in Bradford County, Pennsylvania. The Bank also operates under the names “Capital Bank, a division of Chemung Canal Trust Company,” with branch offices in Albany, Saratoga, and Schenectady counties in New York, and “Canal Bank, a division of Chemung Canal Trust Company,” with a branch office in Erie County, New York.
According to the FDIC's annual Summary of Deposits – Market Share Report as of June 30, 2024, the Bank held a majority of market deposits in Chemung County, where it is headquartered, with 61.22% of total market deposits, which included the Bank’s $69.5 million in brokered deposits. Overall, the Bank's legacy market, consisting of the counties operating under the Chemung Canal Trust Company brand as described in the preceding paragraph, comprised 13.0% of the market's $14.7 billion in total deposits. The Bank's Capital Bank division and newly-established Canal Bank divisions comprised 1.97% and 0.01% of their respective markets total deposits of $26.3 billion and $58.0 billion.
Albany, Saratoga, and Schenectady counties rely heavily on business related to New York State government activities, the nanotechnology industry, and colleges located within these counties. The Capital region of New York has become a hub for both private and public investment in semiconductor-related activity, recently highlighted by the announcement of a $10 billion partnership to establish the only publicly-owned EUV lithography research facility in North America. Major partners in the initiative include Applied Materials, Micron, IBM, and Tokyo Electron, and the facility aims to compliment the existing semiconductor supply chain presence of companies such as ASML and GlobalFoundries, as well as enhance the research capabilities of local universities such as Rensselaer Polytechnic Institute and SUNY Polytechnic. Regeneron announced the purchase of a 1.1 million square foot site in Saratoga Springs, New York for its warehouse and production support activities with the potential for other operations. Tompkins County is dominated by the presence of Cornell University and Ithaca College. The world headquarters of Corning Incorporated, the region’s largest employer, is located in Steuben County. The remaining New York counties have a combination of service, small manufacturing and tourism-related businesses, with colleges located in Broome, Chemung, and Cortland counties. Bradford County's largest employers are a combination of service and small manufacturing businesses, along with the natural gas industry.
During 2021, the Corporation entered a new market in the Buffalo Metropolitan Area. After New York City, this region is the second largest population center in New York State. Erie County has a diverse mix of industrial, light manufacturing, high technology and service-oriented private sector companies. The region also has reliance on higher education with the University at Buffalo, Buffalo State University, as well as several private colleges. The region's largest employers are affiliated with the healthcare industry, primarily located in the medical corridor, as well as financial institutions.

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

Employee Profile
As of December 31, 2024 we employed 343 full-time equivalent employees in 30 locations in New York and Pennsylvania. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We believe our relationship with our employees to be good. As of December 31, 2024 our workforce was 71% female and 29% male, and our average tenure was 8.0 years. Our Executive Management Team had an average tenure of 12.5 years with the Corporation. We believe having a workforce that reflects the unique communities in which we operate is crucial for our ongoing success.

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

Talent
We believe investing in our employees not only helps with retention, but also keeps employees engaged and focused. We encourage all employees to join career circles, find a mentor, apply for our leadership program, job shadow, participate in moderated employee discussions, and attend other trainings offered. The success of our company depends on the success of our employees.

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

Supervision, Regulation, and Evaluation

The Corporation and the Bank are subject to comprehensive regulation, supervision, and examination by regulatory authorities. Numerous statutes and regulations apply to the Corporation’s and, to a greater extent, the Bank’s operations, including required reserves, investments, loans, deposits, issuances of securities, payments of dividends, and establishment of branches. Set forth below is a brief description of some of these laws and regulations. The description does not purport to be complete, and is qualified in its entirety by reference to the text of the applicable laws and regulations.

The Corporation

Bank Holding Company Act
The Corporation is a bank holding company registered with, and subject to regulation and evaluation by, the FRB pursuant to the BHCA, as amended. The FRB regulates and requires the filing of reports describing the activities of bank holding companies, and conducts periodic examinations to test compliance with applicable regulatory requirements. The FRB has enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to require a bank holding company to divest subsidiaries.
The Corporation generally may engage in the activities permissible for a bank holding company, which includes banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto, as set forth in FRB Regulation Y. As the Corporation has elected financial holding company status, it may also engage in a broader range of activities that are determined by the FRB and the Secretary of the Treasury to be financial in nature or incidental to financial activities or, with the prior approval of the FRB, activities that are determined by the FRB to be complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.
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
In April 2008, banking regulators in the states of New Jersey, New York, and Pennsylvania entered into a Memorandum of Understanding (the "Interstate MOU") to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU established the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state-chartered banks branching within the region by elimination of duplicative host state compliance exams.
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
The FRB has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Under applicable laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the FRB has issued guidance which requires consultation with the agency prior to a bank holding company’s payment of dividends or repurchase or redemption of its stock under certain circumstances. These regulatory policies could affect the ability of the Corporation to pay dividends, repurchase its stock, or otherwise engage in capital distributions.

The Bank

General
The Bank is a commercial bank chartered under the laws of New York State and is supervised by the NYSDFS. The Bank also is a member bank of the FRB and, therefore, the FRBNY serves as its primary federal regulator. The FDIC insures the Bank’s deposit accounts up to applicable limits. The Bank must file reports with the FFIEC, the FRB and the FDIC concerning its activities and financial condition and must obtain regulatory approval before commencing certain activities or engaging in transactions such as mergers and other business combinations or the establishment, closing, purchase, or sale of branch offices. This structure gives the regulatory authorities extensive discretion in the enforcement of laws and regulations and the supervision of the Bank.

Loans to One Borrower
The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by certain readily marketable collateral. As of December 31, 2024, the Bank’s legal lending limit on loans to one borrower was $41.2 million for loans not fully secured by readily marketable collateral and $45.3 million for loans secured by readily marketable collateral. The Bank’s internal limit on loans is set at $15.0 million. As of December 31, 2024, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Payment of Dividends
The Bank is subject to substantial regulatory restrictions affecting its ability to pay dividends to the Corporation. Under FRB and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the FRB and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2024, approximately $62.2 million was available for the payment of dividends by the Bank to the Corporation without prior approval. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. As of December 31, 2024, the Bank was in compliance with these requirements.

Standards for Safety and Soundness
The FRB has adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital adequacy, asset quality, management, earnings performance, liquidity levels and funds management practices, sensitivity to market risk, and overall risk management practices. In evaluating these safety and soundness standards, the FRB considers internal controls and information systems, internal audit systems, loan documentation, credit underwriting, exposure to changes in interest rates, asset growth, compensation, fees, and benefits, cybersecurity practices and compliance with applicable rules and regulations. In general, the guidelines require appropriate systems and practices to identify, measure, manage, and monitor the risks and exposures specified in the guidelines. The FRB may order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan, and if an institution fails to do so, the FRB must issue an order directing action to correct the deficiency and may issue an order directing other action. If an institution fails to comply with such an order, the FRB may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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
For institutions of the Bank’s asset size, the FDIC operates a risk-based premium system that determines assessment rates from financial modeling designed to estimate the probability of the bank’s failure over a three-year period. The FDIC has authority to increase insurance assessments. As of December 31, 2024, assessment rates for institutions of the Bank’s size ranged from 3.5 to 32 basis points. The FDIC may also issue special assessments.
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

Regulatory Capital Requirements
Federal regulations require banks to meet certain minimum capital standards. The minimum capital standards consist of a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets, a uniform leverage ratio of 4%, a Tier 1 capital ratio of 6% of risk-weighted assets, and a total capital ratio of 8% of risk-weighted assets. In order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5%, a Tier 1 ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%. The regulatory standards require unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Bank has exercised this one-time opt-out and therefore excluded unrealized gains and losses on certain “available-for-sale” securities holdings for purposes of calculating regulatory capital. Additional restraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests.
Common equity Tier 1 capital is generally defined as common stockholders’ equity, including retained earnings but excluding accumulated other comprehensive income. Tier 1 capital is generally defined as Common equity Tier 1 capital and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specific requirements, and may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions like the Bank that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (AOCI), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Additionally, a bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the bank. In assessing an institution’s capital adequacy, the federal regulators, including the FRB with respect to a state member bank such as the Bank, take into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.
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
In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile. As of December 31, 2024, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.
On October 29, 2019, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporations (collectively, the "Federal Agencies") adopted a final rule (the "Final Rule") to simplify the regulatory capital requirements for eligible community banks and holding companies that opt into the Community Bank Leverage Ratio ("CBLR") framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018. Under the Final Rule, a depository institution or holding company that satisfies certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%, would be considered a "qualifying community banking organization" and may elect (but is not required) to use the CBLR framework. If this election is made, the qualifying community banking organization would be considered to have satisfied the Federal Agencies' generally applicable risk-weighted and leverage capital requirements (the "Basel III capital framework") and would be considered to be well-capitalized under the Federal Agencies' prompt corrective action ("PCA") rules. Under the CBLR framework, a qualifying community banking organization would satisfy the regulatory capital requirements by calculating and reporting a single leverage ratio, i.e., the CBLR, which would require significantly less data than needed to calculate the capital ratios, under the Basel III capital framework and eliminate the time consuming need to risk-weight assets. The Final Rule took effect on January 1, 2020. As of December 31, 2024, the Bank has not elected to use the community bank leverage ratio.

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

Federal Home Loan Bank
The Bank is a member of the FHLBNY, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLBNY, including the requirement for the Bank to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with the rules and requirements of the FHLBNY as of December 31, 2024.

Community Reinvestment Act
Under the federal CRA, the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods. The FRBNY and NYSDFS periodically assess the Bank's compliance with CRA requirements. The Bank received a “satisfactory” rating for CRA on its last performance evaluations which were conducted by the NYSDFS as of March 31, 2023, and the FRB as of September 25, 2023. On October 24, 2023, the FRB issued a final rule to strengthen and modernize the federal CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The FRB will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. As of March, 2024, a preliminary injunction was granted by a federal court, effectively staying the implementation of the CRA Final Rule due to a lawsuit filed by several banking and trade associations.

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

CFS
CFS is subject to supervision by other regulatory authorities as determined by the activities in which it is engaged. Insurance activities are supervised by the NYSDFS and Pennsylvania Insurance Department, and brokerage activities are subject to supervision by the SEC and FINRA.

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

The Dodd-Frank Act
The Dodd-Frank Act, enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. Among other things, the Dodd-Frank Act (i) created the Consumer Financial Protection Bureau as an independent bureau to assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators; (although institutions of less than $10 billion in assets continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of their primary federal bank regulator rather than the Consumer Financial Protection Bureau); (ii) directed changes in the way that institutions are assessed for deposit insurance; (iii) as discussed under “Regulatory Capital Requirements,” mandated the revision of regulatory capital requirements; (iv) codified the FRB’s long-standing policy that a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks; (v) required regulations requiring originators of certain securitized loans to retain a percentage of the risk for the transferred loans; (vi) stipulated regulatory rate-setting for certain debit card interchange fees; (vii) repealed restrictions on the payment of interest on commercial demand deposits; (viii) enacted the so-called Volcker Rule, which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge funds; (ix) contained a number of reforms related to mortgage originations; and (x) as discussed under “Federal Securities Law,” enacted certain proxy disclosures regarding executive compensation and corporate governance.

Cybersecurity
The NYSDFS requires New York chartered banks to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of the bank. NYSDFS requires regulated financial institutions to establish a cybersecurity program; designed to protect the confidentiality, integrity and availability of its Information Systems; implement and maintain a written policy or policies setting forth its policies and procedures for the protection of its systems and Nonpublic Information stored on those systems; designate a Chief Information Security Officer responsible for implementing, overseeing, and enforcing its program and policy; and have policies and procedures designed to ensure the security of information systems and nonpublic information accessible to, or held by Third Party Service Providers.
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

Banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that arises to the level of a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Bank service providers are also required to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.
Gramm-Leach-Bliley Act
Under the privacy and data security provisions of the Financial Modernization Act of 1999, also known as the GLB Act, and rules promulgated thereunder, all financial institutions, including the Corporation, the Bank and CFS are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request and to protect customer data from unauthorized access. In addition, the FCRA, as amended by the FACT Act, includes many provisions affecting the Corporation, Bank, and/or CFS including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions. For instance, the FCRA requires persons subject to the FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The FRB and the FTC have extensive rulemaking authority under the FACT Act, and the Corporation and the Bank are subject to the rules that have been promulgated by the FRB and FTC thereunder, including recent rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate the risk of identity theft through red flags. The GLB Act and the FCRA also impose requirements regarding data security and the safeguarding of customer information. The Bank is subject to the Security Guidelines, which implement section 501(b) of the GLB Act and section 216 of the FACT Act. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of customer information.
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
The Corporation's businesses and results of operation are affected by the financial markets and general economic conditions in the United States, and particularly to adverse conditions in New York and Pennsylvania. Key economic factors affecting the Corporation include the level and volatility of short-term and long-term interest rates, inflation, tariffs, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the financial markets, the availability and the cost of capital and credit, investor sentiment, confidence in the financial markets, and the sustainability of economic growth. The deterioration of any of these conditions could adversely affect the Corporation's consumer and commercial businesses, its securities and derivatives portfolios, its level of charge-offs and provision for credit losses, the carrying value of the Corporation's deferred tax assets, its capital levels and liquidity, and the Corporation's results of operations.

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
Additionally, in light of economic conditions, the Corporation’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches that it uses to select, manage, and underwrite loans become less predictive of future behaviors. Further, competition in the Corporation’s industry may intensify as a result of consolidation of financial services companies in response to adverse market conditions and the Corporation may face increased regulatory scrutiny, which may increase its costs and limit its ability to pursue business opportunities.

Imposition of limits by bank regulators on commercial real estate lending activities could curtail the Corporation’s growth and adversely affect our earnings.
In 2006, the Office of the Comptroller of the Currency, the FDIC, and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and outstanding balances of such loans has increased by 50% or more during the preceding 36 months. Non-owner occupied commercial real estate loans represented 399.4% of Bank risk-based capital as of December 31, 2024 and outstanding balances of non-owner occupied commercial real estate loans increased by 53.2% during the 36 months preceding December 31, 2024.
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
As of December 31, 2024, the Corporation’s portfolio of commercial real estate and commercial and industrial loans totaled $1.517 billion or 73.2% of total loans. The Corporation plans to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and commercial and industrial loans often depends on the successful operation and income stream of the borrower’s business. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans. Also, some of the Corporation’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans. In some instances, the Corporation has originated unsecured commercial loans to certain high net worth individuals who are personally liable. This type of commercial loan has an increased risk of loss if the Corporation is unable to collect repayment through legal action due to personal bankruptcy or other financial limitations of the borrower. The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected. Changes in occupancy trends resulting from shifts in macroeconomic conditions could adversely impact our commercial borrowers, particularly in relation to borrowers with substantial office or retail-specific exposures.

Loan participations may have a higher risk of loss than loans the Bank originates because the Bank is not the lead bank and has limited control over credit monitoring.
The Corporation occasionally purchases commercial real estate and commercial and industrial loan participations secured by properties outside its market areas in which the Bank is not the lead bank. The Corporation has purchased loan participations secured by various types of collateral such as real estate, equipment, and other business assets located primarily in New York and Pennsylvania. Loan participations may have a higher risk of loss than loans the Bank originates because we rely on the lead bank to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and credit loss provisions associated with a loan participation are made in part based upon information provided by the lead bank. A lead bank also may not monitor a participation loan in the same manner as we would for loans that the Bank originates. As of December 31, 2024, loan participation balances where the Bank is not the lead bank totaled $168.2 million, or 8.1% of our loan portfolio. As of December 31, 2024, commercial and industrial loan participations outside our market areas totaled $11.3 million, or 3.8% of the commercial and industrial loan portfolio, and commercial real estate loan participations outside our market areas totaled $2.1 million, or 0.2% of the commercial real estate portfolio. If the Bank’s underwriting of these participation loans is not sufficient, our non-performing loans may increase, negatively effecting our results of operations.

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
As of December 31, 2024, $178.1 million, or 8.5% of our total loan portfolio, consisted of automobile loans, primarily originated through automobile dealers for the purchase of new or used automobiles. The Corporation serves customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower's continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

The allowance for credit losses may prove to be insufficient to absorb losses in the loan portfolio.
The Corporation’s customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, the Corporation may experience significant credit losses, which could have a material adverse effect on the Corporation's operating results. Management makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, management relies on its CECL methodology, loan quality reviews, past experience, and an evaluation of forward-looking economic forecasts, among other factors. If these assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover future losses in the Corporation’s loan portfolio, resulting in required additions to the allowance for credit losses. Material additions to the allowance would materially decrease earnings.
The Corporation’s emphasis on the origination of commercial loans is one of the more significant factors in determining its allowance for credit losses. As the Corporation continues to increase the amount of these loans, additional or increased provisions for credit losses may be necessary, which may result in a decrease in earnings.

Effective January 1, 2023, the Corporation adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Corporation to estimate the lifetime expected credit losses in the loan portfolio as of the measurement date. This methodology is dependent on the relationship between economic variables and historic default, and there is no guarantee that these factors will be similarly correlated in the future. A departure or decoupling in correlation may increase the risk of allowance for credit losses being inadequate to absorb anticipated lifetime credit losses, and may require changes in the Corporation's methodology, which may result in increased provision requirements, materially adversely impacting the results of operations and financial condition.
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
The Bank owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. On April 23, 2020 the Corporation received payment of $0.5 million from the lead bank related to its obligation under the participation agreements. The Bank continues to pursue recovery of the remaining $3.7 million, interest, and accumulated expenses as a result of purchasing the participation interest. While the Corporation believes this incident was an isolated occurrence, there can be no assurance that such losses will not occur again or that such acts will be detected in a timely manner. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition, and results of operations.

Use of appraisals when underwriting loans secured by real property may not accurately represent the net value of collateral the Bank can realize at a future date.
When evaluating decisions to extend credit that is to be secured by real property, it is generally the requirement of the Bank to obtain an appraisal on the property being collateralized. Appraisals are only an estimate of the value of the property as of the time of the appraisal, and real estate values may fluctuate over short periods of time, whether on a market basis, or in relation to a specific property. Therefore, appraised estimates may not accurately represent the net value of collateral in periods after loan closing. If an appraisal does not reflect the amount that may be realized on the sale of real property, we may not be able to realize an amount which is equal to the indebtedness secured by the property. Additionally, appraisals are relied upon to establish the fair value of other real estate owned, and to determine specific allocations to the allowance for credit losses on collateral-dependent individually analyzed loans. Inaccuracies in these valuations due to appraisals may result in representation in the consolidated financial statements that is not reflective of current conditions existing as of or subsequent to the measurement date, and could materially adversely impact our results of operation and financial condition.

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
Market conditions may impact the competitive landscape for deposits in the banking industry. The elevated interest rate environment and future actions of the FRB may impact pricing and demand for deposits in the banking industry. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments, and general economic conditions. As of December 31, 2024, the Bank had $1.8 billion of deposit liabilities, representing 74.0% of total deposits, that had no maturity and, therefore, may be withdrawn by the depositor at any time without penalty. The withdrawal of more deposits than the Corporation anticipates could have an adverse impact on profitability as the Corporation may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include advances from the Federal Home Loan Bank and the Federal Reserve, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits which could cause the Corporation’s overall cost of funding to increase. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Corporation continues to grow and experience increasing loan demand. The Corporation may be required to slow or discontinue loan growth, capital expenditures or other investments, or liquidate assets should such sources not be adequate.

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
In recent years, the FRB implemented significant monetary tightening policies, increasing the federal funds rate by 525 basis points during 2022 and 2023, resulting in the upper bound of the federal funds rate peaking at 5.50% as of the end of 2023. These increases also represented the fastest pace of tightening by the FRB since the 1970s. In 2024 the FRB decreased the federal funds rate by 100 basis points, based on its perceived progress towards a dual mandate to maximize employment and maintain stable price levels. Should the FRB determine in the future that insufficient progress has been made towards this dual mandate, they may choose to further increase interest rates. If interest rates paid on deposits and other borrowings change at a faster rate than interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely impacted.

Risks Related to Competition
Strong competition within the Corporation's industry and market areas could limit its growth and profitability.
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
As part of the Corporation's strategy for continued growth, it may open additional branches. In 2021, the Corporation entered the Buffalo Metropolitan Area, opening a then full service branch in Clarence, New York. In 2024, the Corporation opened a full-service branch and regional banking center in Williamsville, New York and converted its Clarence branch into administrative offices. The Corporation anticipates it will open additional branches in Western New York. New branches do not initially contribute to operating profits due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that additional branches are opened, the Corporation may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on the Corporation's levels of net income, return on average equity, and return on average assets.
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
The business strategy of the Corporation has included and may continue to include growth through acquisition from time to time. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things: its ability to realize anticipated cost savings, the difficulty of integrating operations and personnel, conversion of core systems, the loss of key employees, the potential disruption of its or the acquired company’s ongoing business in such a way that could result in decreased revenues, the inability of its management to maximize its financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.

Risks Related to Laws and Regulations
The Corporation operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.
Currently, the Corporation and its subsidiaries are subject to extensive regulation, supervision, and examination by regulatory authorities. For example, the FRB regulates the Corporation, and the FRB, the FDIC, and the NYSDFS regulate the Bank. Such regulators govern the activities in which the Corporation and its subsidiaries may engage. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Corporation and its operations. The Corporation believes that it is in substantial compliance with applicable federal, state and local laws, rules and regulations. As the Corporation's business is highly regulated, the laws, rules, and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other law, rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Corporation's business, financial condition or prospects.
Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition, and results of operations.
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
The monetary policies of the FRB may be affected by certain policy initiatives of the new Administration, which has announced tariffs on certain U.S. trading partners (and has indicated additional tariffs and retaliatory tariffs against U.S. trading partners may be announced in the future) and has implemented stricter immigration policies. Although forecasts have varied, many economists are projecting that such policy initiatives may halt productivity growth and reduce available labor, creating inflationary pressures. Under such a scenario, the FRB may decide to maintain the federal funds rate at a relatively elevated level for a prolonged period of time. The extent and timing of the new Administration’s policy changes and their impact on the policies of the FRB, as well as the Corporation’s business and financial results, are uncertain at this time.
The monetary policies and regulations of the FRB have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition, and results of operations cannot be predicted.
We are subject to the Community Reinvestment Act and fair lending laws, and alleged failure to comply with fair lending laws has led to material penalties.
The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. On June 24, 2021, the Bank and the New York State Department of Financial Services agreed to the settlement provisions set forth in a Consent Order pertaining to alleged violations of New York’s Fair Lending Law and the federal Equal Credit Opportunity Act relating to the Bank’s indirect automobile lending program. The Bank has been informed by the NYSDFS that the Bank has satisfied all of its obligations under the 2021 Consent Order related to the Bank's indirect automobile lending program. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, and results of operations.
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
Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. In addition, the spring 2023 failures of Silicon Valley Bank, Signature Bank, and First Republic Bank resulted in decreased confidence in banks among depositors and other investors. Accordingly, if we are unable to fully anticipate or manage these risks, we could incur losses, impacting our results of operations and financial condition.
We face significant operational risks because the financial services business involves a high volume of transactions, and these operational risks may be magnified through the use of automated processing.
We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. The Corporation uses automated processing enhance operational efficiencies by decreasing the level of manual inputs required to perform routine processes. Automated processes are initially programmed by employees who predefine the rules and logic for each task. Any errors in initial programming may lead to rapid propagation of errors in the dependent automated processes. Insurance coverage may not be available for certain operational losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems, or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.
The Corporation continually encounters technological change and the failure to understand and adapt to these changes could adversely affect its business.
The banking industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services, most recently including the proliferation of artificial intelligence based solutions. Technology has lowered barriers to entry and made it possible for "non-banks" to offer traditional bank products and services using innovative technological platforms such as those developed by fintech and blockchain companies. These "non-banks" may be able to achieve economies of scale and offer better pricing for banking products and services than the Corporation can. The Corporation's future success will depend, in part, on the ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in operations. Many competitors may have substantially greater resources to invest in technological improvements, including those related to artificial intelligence. Although the Corporation has made investments related to automated processing, as described above, other emerging technologies, there can be no assurance that the Corporation will be able to effectively implement new technology-driven products and services, be successful in marketing such products and services to customers, or realize operational efficiencies from such efforts. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation's business and, in turn, its financial condition and results of operations.

Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure, or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing, and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.
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
The potential for operational risk exposure exists throughout the Corporation's business and, as a result of the Corporation's interactions with and reliance on third parties, is not limited to the Corporation’s own internal operational functions. The Corporation relies on numerous third-party vendors and service providers to conduct aspects of its business operations and faces operational risks relating to them. The Corporation's vendors, service providers, and other third parties may expose the Corporation to risk as a result of human error, misconduct, malfeasance, or a failure or breach of systems, networks, and infrastructure. We expect third-party vendors, or a subcontractor thereof, to increasingly incorporate artificial intelligence embedded solutions into their product offerings and operational workflows. Biased, inaccurate, or misleading outputs from artificial intelligence based solutions used by third parties may not be easily detectable by the Corporation, and may compromise our ability to rely on the products or services of contracted third parties. As a result, the Corporation’s ability to conduct business may be adversely affected by any significant disruptions to third parties with whom the Corporation interacts or relies upon.
Risks Related to Accounting Matters
The Corporation's accounting policies and estimates are critical to how the Corporation reports its financial condition and results of operations, and any changes to such accounting policies and estimates could materially affect how the Corporation reports its financial condition and results of operations.
Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. The Corporation has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, these policies and procedures are intended to ensure the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding its judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, management cannot provide any assurance that the Bank will not significantly increase its allowance for credit losses if actual losses are more than the amount reserved. Any increase in its allowance for credit losses or loan charge-offs could have a material adverse effect on the Corporation's financial condition and results of operations. In addition, the Corporation cannot guarantee that it will not be required to adjust accounting policies or restate prior financial statements.
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
The Corporation's use of derivative financial instruments, primarily interest rate swaps, exposes it to financial and contractual risks with counterparty banks. The Corporation maintains correspondent bank relationships, manages certain loan participations, engages in securities transactions, and engages in other activities with financial counterparties that are customary to its industry. Financial risks are inherent in these counterparty relationships.

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
The Corporation's main office and its branch offices can be affected by natural disasters such as severe storms and flooding. These kinds of events could interrupt the Corporation's operations, particularly its ability to deliver deposit and other retail banking services to its customers and as a result, the Corporation's business could suffer serious harm. While the Corporation maintains adequate insurance against property and casualty losses arising from most natural disasters, and it has successfully overcome the challenges caused by past flooding in Central New York, there can be no assurance that it will be as successful if and when future disasters occur.
Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber-attacks or campaigns, military conflict, terrorism, or other geopolitical events. Global market disruptions may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

Inflation can have an adverse impact on our business and on our customers.
The national economy continues to experience elevated levels of inflation. As of December 31, 2024, the year over year consumer price index (CPI) increase was 2.9%, primarily driven by housing and transportation costs. The FOMC of the FRB, which sets the federal funds rate, has a preferred measure of inflation, the year over year change in personal consumption expenditures index (PCE), excluding food and energy, referred to as core PCE, which increased 2.8%. Levels of inflation remain above the FRB long term target of 2.0%, which may result in the FOMC keeping the federal funds rate elevated. Tariffs, federal government trade policy and fiscal initiatives, and labor market pressures may continue to adversely impact inflation levels. Higher inflation, if sustained, could have an adverse effect on our business. Increases in interest rates in response to elevated levels of inflation has decreased the fair value of our available for sale securities portfolio, resulting in an increase in unrealized losses recorded in accumulated other comprehensive income. In addition, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. Higher inflation and an elevated interest rate environment may also cause increased volatility in the business environment, which could adversely affect loan demand and borrowers’ ability to make repayments.
The geographic concentration of the Corporation's markets in upstate New York makes it more sensitive to adverse changes in regional conditions than larger or more geographically diversified competitors.
The Corporation's physical branch network, and by extension its lending footprint, is significantly concentrated in the upstate region of New York State. A deterioration in local economic conditions or in the residential or commercial real estate markets within our footprint could have an adverse effect on the quality of our loan portfolios, demand for our products and services, the ability of borrowers to make timely loan repayments, and the value of the collateral securing loans. If demographic, employment, or other growth factors in our market areas deteriorate for an extended period, subsequent income levels, deposits, and real estate development could be adversely impacted. Some of our larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets.
The Corporation may not be able to attract and retain skilled people.
The Corporation's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities in which the Corporation engages can be intense and it may not be able to hire people or retain them. A key component of employee retention is providing a fair compensation base combined with the opportunity for additional compensation for above average performance. In this regard, the Corporation uses a stock-based compensation program that aligns the interest of the Corporation's executives and senior managers with the interests of the Corporation, and its shareholders.
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
The risks from cybersecurity threats, including any previous cybersecurity incidents, have not materially affected the Corporation to date, including our business strategy, operations, or financial condition. Cybersecurity is an evolving threat, and the increasing sophistication of threat actors is supported by new technologies, including artificial intelligence and machine learning, which does have the potential to materially affect the Corporation, including our business strategy, operations, or financial condition. However, with our system of internal controls, cyber defense mechanisms in place and the tenure and experience of our Chief Information Security Officer (“CISO”) and Information Security Analysts, we have sought to reduce the residual risk that is inherent of cybersecurity.

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
The CISO has over 27 years of experience with information technology management, information security, compliance, audit, and process improvement. Our Information Security Analysts have a combined 23 years of experience with information security, information technology servers and information technology networks. The CISO and Information Security Analysts are active members of the following management level committees at the Bank: Information Technology Steering Committee and the Change Control Committee.
The Program is led by our CISO, who reports directly to the Chief Risk Officer. Additionally, the CISO meets regularly and works in tandem with the Chief Information Officer and various members of Information Technology. The Information Security Department meets regularly with employees through hosted educational sessions, all-employee call presentations, Officers’ meeting presentations and individual branch network visits. Line of business leaders regularly reach out to the CISO with regards to cybersecurity risk prevention, questions, and training. The CISO has a standing agenda item for the Information Technology Steering Committee meeting as well as ERC in order to inform the committees about prevention, detection, mitigation and remediation of cybersecurity incidents. If there are any incidents that require information to be presented to the Executive Management Team or the Board, the Chief Risk Officer presents that information.

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
*5529 Main Street, Williamsville, NY 14221

Full-Service Branches - Pennsylvania (Bradford County)
5 West Main St., Canton, PA 17724	159 Canton St., Troy, PA 16947

CFS Group
One Chemung Canal Plaza, Elmira, NY 14901
Available by appointment at all bank locations

Western New York Administrative Office
*9159 Main Street, Clarence, NY 14031[1]

Leased Off-Site ATM Location
Albany Capital Center	Albany, NY

* Leased facilities and/or property
[1] Office to be closed effective March 31, 2025.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity as of December 31, 2024.

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

As of March 1, 2025, there were 423 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2024:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/01/24	-	10/31/24	—	$—	—	200,816
11/01/24	-	11/30/24	—	$—	—	200,816
12/01/24	-	12/31/24	—	$—	—	200,816
Quarter ended 12/31/2024			—	$—	—	200,816

On January 8, 2021 the Corporation announced that the Board of Directors approved a new stock repurchase program whereby the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of March 1, 2025, a total of 49,184 shares were repurchased at an average cost of $40.42 per share.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Composite Index, KBW NASDAQ Bank Index, and S&P U.S. SmallCap Banks Index for the period of five years commencing December 31, 2019.

		Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Chemung Financial Corporation	100.00	82.89	116.51	118.34	132.20	133.17
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2019.

The Total Returns Index for NASDAQ Composite, KBW NASDAQ Bank Index, and S&P SmallCap Bank Indices were obtained from S&P Global Market Intelligence, New York, NY.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following is the MD&A of the Corporation as of and for the years ended December 31, 2024 and 2023. The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation. Reference should be made to the accompanying audited consolidated financial statements and footnotes for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 2-5.
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
The Corporation has been a financial holding company since 2000, and the Bank was established in 1833, CFS in 2001, and Chemung Risk Management, Inc. (CRM) in 2016. Through the Bank and CFS, the Corporation provides a wide range of financial services, including demand, savings and time deposits, commercial, residential, and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds and brokerage services. The Bank relies substantially on a foundation of locally generated deposits. The Corporation, on a stand-alone basis, has minimal results of operations. The Bank derives its income primarily from interest and fees on loans, interest on investment securities, WMG fee income, and fees received in connection with deposit and other services. The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans, and general operating expenses.
CRM, a wholly-owned subsidiary of the Corporation, was formed and began operations on May 31, 2016 as a Nevada-based captive insurance company. Effective December 6, 2023, the State of Nevada, Department of Business and Industry, and the Division of Insurance, acknowledged the dissolution of Chemung Risk Management, Inc.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, inflation, tariffs, cybersecurity risks, changes in FDIC assessments, bank failures, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” of this annual report on Form 10-K. The Corporation's quarterly filings are available publicly on the SEC’s website at http://www.sec.gov, on the Corporation's website at http://www.chemungcanal.com or by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Financial Corporation, One Chemung Canal Plaza, Elmira, NY 14901. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Estimates
Critical accounting estimates include the areas where the Corporation has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with GAAP. As a result, the Corporation is required to make certain estimates, judgments, and assumptions that it believes to be reasonable based upon the information available at that time. These estimates, judgments, and assumptions affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the years presented. Actual results could differ from these estimates.
Allowance for Credit Losses
Management considers the allowance for credit losses to be a critical accounting estimate, given the uncertainty in estimating lifetime credit losses attributable to its portfolios of assets exhibiting credit risk, particularly in its loan portfolio, and the material effect that such judgments may have on the Corporation's results of operations. Determining the amount requires significant judgement on the part of management, is multi-faceted, and can be imprecise. The level of the allowance for credit losses on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions, and expectations of the future based on reasonable and supportable forecasts.
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
Because the Corporation's methodology for maintaining its allowance for credit losses is based on historical experience and trends, current economic information, forecasted data, and management's judgement, a range of estimates for the estimate of the allowance for credit losses may be supportable. Deteriorating conditions may lead to further required increases to the allowance; conversely, improvements to conditions may warrant reductions to the allowance. In estimating the allowance for credit losses, management considers the sensitivity of the model to significant judgments and assumptions that could result in an amount that is materially different from management’s estimate, including as it relates to qualitative considerations.
As of December 31, 2024, the allowance for credit losses on loans totaled $21.4 million, compared to $22.5 million as of December 31, 2023. A significant portion of the allowance for credit losses is allocated to the commercial portfolio, both commercial real estate and commercial and industrial loans. As of December 31, 2024 and December 31, 2023, the allowance for credit losses allocated to the total commercial portfolio was $15.7 million and $17.1 million respectively, or 73.6% and 75.9%. For comparison, total commercial loans represented 73.2% and 70.3% of total loan balances, respectively, as of December 31, 2024 and 2023. Given the concentration of the allowance for credit losses allocated to the commercial portfolio, and the significant judgments made by management to derive its estimates, management analyzes risks distinctive to commercial lending with a high degree of scrutiny.
Changes in the FOMC's median forecasted year over year U.S. civilian unemployment rate and year over year change in U.S GDP could have a material impact on the model's estimation of the allowance. Currently, all pools, with the exception of the consumer loans pool, as defined in Note 1 to the Consolidated Financial Statements, utilize the FOMC's projections for unemployment as a loss driver, while the consumer pool utilizes the FOMC's projections for GDP growth. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy, and considering all currently available information. An immediate "shock" or increase of 100 bps in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 50 bps in the FOMC's projected rate of U.S. GDP growth, would increase the model's total calculated allowance by $1.3 million, or 6.2%, to $22.7 million, assuming qualitative adjustments are kept at current levels.
While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity analysis is based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgement of factors as of December 31, 2024, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.
Management’s methodology and policy in determining the allowance for credit losses can be found in Note 1 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The activity in the allowance for credit losses can be found in supporting tables in Note 4 to the Consolidated Financial Statements included Part IV, Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Highlights (in thousands, except per share data)	As of or for the Years Ended
	December 31,	December 31,
RESULTS OF OPERATIONS	2024	2023
Interest and dividend income	$127,564	$113,074
Interest expense	53,505	38,617
Net interest income	74,059	74,457
Provision (credit) for credit losses	(46)	3,262
Net interest income after provision for credit losses	74,105	71,195
Non-interest income	23,230	24,549
Non-interest expenses	67,250	64,243
Income before income tax expense	30,085	31,501
Income tax expense	6,414	6,501
Net income	$23,671	$25,000
Basic and diluted earnings per share	$4.96	$5.28
Average basic and diluted shares outstanding	4,770	4,732
PERFORMANCE RATIOS
Return on average assets	0.86%	0.94%
Return on average equity	11.53%	14.11%
Return on average tangible equity (a)	12.90%	16.09%
Efficiency ratio (unadjusted) (b)	69.12%	64.89%
Efficiency ratio (adjusted) (a)	68.89%	66.20%
Non-interest expense to average assets	2.45%	2.41%
Loans to deposits	86.42%	81.20%
AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.57%	5.13%
Yield on investments	2.28%	2.21%
Yield on interest-earning assets	4.74%	4.33%
Cost of interest-bearing deposits	2.79%	2.11%
Cost of borrowings	5.03%	5.17%
Cost of interest-bearing liabilities	2.87%	2.20%
Interest rate spread	1.87%	2.13%
Net interest margin, fully taxable equivalent (a)	2.76%	2.85%
CAPITAL
Total equity to total assets at end of year	7.76%	7.20%
Tangible equity to tangible assets at end of year (a)	7.02%	6.45%
Book value per share	$45.13	$41.07
Tangible book value per share (a)	40.55	36.48
Year-end market value per share	48.81	49.80
Dividends declared per share	1.24	1.24
AVERAGE BALANCES
Loans and loans held for sale (c)	$2,016,481	$1,898,986
Interest-earning assets	2,698,148	2,621,251
Total assets	2,744,721	2,660,329
Deposits	2,419,744	2,377,736
Total equity	205,280	177,187
Tangible equity (a)	183,456	155,363
ASSET QUALITY
Net charge-offs (recoveries)	$1,160	$941
Non-performing loans (d)	8,954	10,411
Non-performing assets (e)	9,606	10,737
Allowance for credit losses	21,388	22,517
Annualized net charge-offs (recoveries) to average loans	0.06%	0.05%
Non-performing loans to total loans	0.43%	0.53%
Non-performing assets to total assets	0.35%	0.40%
Allowance for credit losses to total loans	1.03%	1.14%
Allowance for credit losses to non-performing loans	238.87%	216.28%

(a) See the GAAP to Non-GAAP reconciliations on pages 65-68.	(d) Includes non-accrual loans only.
(b) Non-interest expense divided by total of net interest income plus	(e) Includes non-performing loans plus other real estate owned and
non-interest income.	repossessions
(c) Does not reflect allowance for credit losses.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the years ended December 31, 2024 and 2023. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see page 38.

Net Income

The following table presents selected financial information for the years indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,			Percentage Change
	2024	2023	Change
Net interest income	$74,059	$74,457	$(398)	(0.5)%
Non-interest income	23,230	24,549	(1,319)	(5.4)%
Non-interest expenses	67,250	64,243	3,007	4.7%
Pre-provision income	30,039	34,763	(4,724)	(13.6)%
Provision for credit losses	(46)	3,262	(3,308)	(101.4)%
Income tax expense	6,414	6,501	(87)	(1.3)%
Net income	$23,671	$25,000	$(1,329)	(5.3)%

Basic and diluted earnings per share	$4.96	$5.28	$(0.32)	(6.1)%

Selected financial ratios
Return on average assets	0.86%	0.94%
Return on average equity	11.53%	14.11%
Net interest margin, fully taxable equivalent	2.76%	2.85%
Efficiency ratio (adjusted) (a)	68.89%	66.20%
Non-interest expense to average assets	2.45%	2.41%

(a) See the GAAP to Non-GAAP reconciliations on pages 65-68.

Net income for the year ended December 31, 2024 was $23.7 million, or $4.96 per share, compared with net income of $25.0 million, or $5.28 per share, for the prior year. Return on average equity for the year ended December 31, 2024 was 11.53%, compared with 14.11% for the prior year. The decrease in net income for the year ended December 31, 2024, compared to the prior year, was due to an increase in non-interest expense, decreases in non-interest income and net interest income, offset by decreases in the provision for credit losses and income tax expense.

Net Interest Income

The following table presents net interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,			Percentage Change
	2024	2023	Change
Interest and dividend income	$127,564	$113,074	$14,490	12.8%
Interest expense	53,505	38,617	14,888	38.6%
Net interest income	$74,059	$74,457	$(398)	(0.5)%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense recognized on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the year ended December 31, 2024 totaled $74.1 million, a decrease of $0.4 million, or 0.5%, compared with $74.5 million for the prior year. Fully taxable equivalent net interest margin was 2.76% for the year ended December 31, 2024 compared with 2.85% for the prior year. The decrease in net interest income was primarily due to increases of $14.1 million in interest expense on deposits and $0.8 million in interest expense on borrowed funds, and a decrease of $1.3 million in interest and dividend income on taxable securities, offset by increases of $14.9 million in interest income on loans including fees, and $0.9 million in interest income on interest-earning deposits.
The increase in interest expense on deposits was due primarily to a 68 basis points increase in the average rate paid on interest-bearing deposits, which included brokered deposits, and deposit campaigns primarily related to time deposits. The increase in interest expense on borrowed funds was due primarily to a $16.2 million increase in average balances of borrowed funds, compared to the prior year, partially offset by a 14 basis points decrease in the average interest paid on total borrowings, compared to the prior year. Average balances of borrowed funds in the current year consisted of FHLBNY overnight and term advances and a Federal Reserve Bank Term Funding Program Advance (BTFP), while borrowed funds in the prior year consisted primarily of FHLBNY overnight advances. The decrease in interest and dividend income on taxable securities was primarily due to a decrease of $58.0 million in average balances of taxable securities, primarily due to paydowns on mortgage-backed and SBA pooled loan securities. The average yield on taxable securities was comparable between 2023 and 2024.
The increase in interest income on loans, including fees was due primarily to an increase of $117.5 million in average total loan balances and an increase of 44 basis points increase in the average yield on loans. The increase in average balances was concentrated in the commercial loan portfolio, which increased $136.8 million compared to the prior year. Average balances of consumer loans and residential mortgage loans decreased $11.0 million and $8.3 million respectively, compared to the prior year. The average yield on commercial loans increased 37 basis points, while the average yields on consumer loans and residential mortgage loans increased 69 and 30 basis points respectively, compared to the prior year. The increase in interest income on interest-earning deposits was mainly due to an increase of $18.8 million in average balances of interest-earning deposits, due to an increase in deposits at the FRBNY.
Average interest-earning assets increased $76.9 million while average interest-bearing liabilities increased $108.1 million during 2024, compared to the prior year. The average yield on interest-earning assets increased 41 basis points to 4.74%, while the average cost of interest-bearing liabilities increased 67 basis points to 2.87% during 2024, compared to the prior year, both primarily due to the lagging effects of interest rate increases during 2022 and 2023.

Average Consolidated Balance Sheet and Interest Analysis

The following table presents certain information related to the Corporation’s average Consolidated Balance Sheets and its Consolidated Statements of Income for the years ended December 31, 2024, and 2023. It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the years ended December 31, 2024, and 2023. For the purpose of the table below, nonaccrual loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2024			2023
(in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$1,446,493	$85,570	5.92%	$1,309,692	$72,698	5.55%
Mortgage loans	274,801	10,618	3.86%	283,093	10,084	3.56%
Consumer loans	295,187	16,165	5.48%	306,201	14,664	4.79%
Taxable securities	613,375	13,046	2.13%	671,345	14,295	2.13%
Tax-exempt securities	39,032	1,103	2.83%	40,506	1,171	2.89%
Interest-earning deposits	29,260	1,398	4.78%	10,414	528	5.07%
Total interest-earning assets	2,698,148	127,900	4.74%	2,621,251	113,440	4.33%

Non interest-earning assets:
Cash and due from banks	25,112			25,419
Premises and equipment, net	14,766			15,514
Other assets	114,540			115,954
Allowance for credit losses	(21,489)			(20,212)
AFS valuation allowance	(86,356)			(97,597)
Total assets	$2,744,721			$2,660,329

Interest-bearing liabilities:
Interest-bearing demand deposits	$313,070	$5,561	1.78%	$286,097	$3,136	1.10%
Savings and insured money market deposits	863,849	17,468	2.02%	899,996	13,027	1.45%
Time deposits	526,727	22,221	4.22%	375,545	12,414	3.31%
Brokered deposits	90,729	4,802	5.29%	140,845	7,349	5.22%
FHLBNY overnight advances	21,907	1,151	5.17%	48,851	2,577	5.28%
FRBNY advances and other debt	46,363	2,302	4.97%	3,177	114	3.59%
Total interest-bearing liabilities	1,862,645	53,505	2.87%	1,754,511	38,617	2.20%

Non interest-bearing liabilities:
Demand deposits	625,369			675,253
Other liabilities	51,427			53,378
Total liabilities	2,539,441			2,483,142
Shareholders' equity	205,280			177,187
Total liabilities and shareholders’ equity	$2,744,721			$2,660,329
Fully taxable equivalent net interest income		74,395			74,823
Net interest rate spread (1)			1.87%			2.13%
Net interest margin, fully taxable equivalent (2)			2.76%			2.85%
Taxable equivalent adjustment		(336)			(366)
Net interest income		$74,059			$74,457

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

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	2024 vs. 2023
	Increase/(Decrease)
(in thousands)	Total Change	Due to Volume	Due to Rate
Interest income
Commercial loans	$12,872	$7,857	$5,015
Mortgage loans	534	(302)	836
Consumer loans	1,501	(547)	2,048
Taxable securities	(1,249)	(1,249)	—
Tax-exempt securities	(68)	(44)	(24)
Interest-earning deposits	870	902	(32)
Total interest income	14,460	6,617	7,843

Interest expense
Interest-bearing demand deposits	2,425	321	2,104
Savings and insured money market deposits	4,441	(542)	4,983
Time deposits	9,807	5,827	3,980
Brokered deposits	(2,547)	(2,645)	98
FHLBNY overnight advances	(1,426)	(1,374)	(52)
FRBNY advances and other debt	2,188	2,128	60
Total interest expense	14,888	3,715	11,173
Fully taxable equivalent net interest income	$(428)	$2,902	$(3,330)

Provision for credit losses

Management's methodology for establishing and maintaining an allowance for credit losses conforms with ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was adopted by the Corporation effective January 1, 2023. Based on a combination of quantitative and qualitative analysis, changes to the allowance are recorded through income as a provision (credit). The quantitative portion of the analysis is significantly influenced by changes in projected economic conditions and the composition of the numerous portfolio segments, while qualitative adjustments reflect the degree to which management anticipates actual credit risk may differ from the results projected by the quantitative analysis.

The provision for credit losses decreased $3.3 million, from a provision of $3.3 million for the year ended December 31, 2023 to a credit of $46 thousand for the year ended December 31, 2024. The decrease was largely due to the annual review and update of the loss drivers used in the Bank's CECL model. Updated loss drivers were applied to the CECL model in the first quarter of 2024, resulting in a credit (provision recapture) of $2.0 million for the three months ended March 31, 2024. Additionally, provisioning during 2023 included a $0.9 million specific allocation on a nonaccrual commercial real estate relationship, and higher growth-related provisioning compared to 2024. Partially offsetting these decreases were a decline in modeled prepayment speeds, which results in higher estimated credit losses, and an increase of $0.2 million in net charge-offs for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Non-interest income

The following table presents non-interest income for the years ended December 31, 2024 and 2023, and the dollar and percent change (in thousands, except percentages):

NON-INTEREST INCOME
	2024		2023		2024 v. 2023
	Amount	% to Total	Amount	% to Total	$ Change	% Change
Wealth management group fee income	$11,573	49.8%	$10,460	42.6%	$1,113	10.6%
Service charges on deposit accounts	4,042	17.4%	3,919	16.0%	123	3.1%
Interchange revenue from debit card transactions	4,426	19.1%	4,606	18.8%	(180)	(3.9)%
Net (losses) on securities transactions	—	—%	(39)	(0.2)%	39	N/M
Change in fair value of equity investments	179	0.8%	103	0.4%	76	73.8%
Net gains on sales of loans held for sale	214	0.9%	144	0.6%	70	48.6%
Net gains (losses) on sales of other real estate owned	(18)	(0.1)%	37	0.2%	(55)	(148.6)%
Income from bank owned life insurance	38	0.2%	43	0.2%	(5)	(11.6)%
CFS fee and commission income	1,054	4.5%	994	4.0%	60	6.0%
Other	1,722	7.4%	4,282	17.4%	(2,560)	(59.8)%
Total non-interest income	$23,230	100.0%	$24,549	100.0%	$(1,319)	(5.4)%

Non-interest income for the year ended December 31, 2024 was $23.2 million compared with $24.5 million for the prior year, a decrease of $1.3 million, or 5.4%. The decrease was due primarily to decreases of $2.5 million in other non-interest income and $0.2 million in interchange revenue from debit card transactions, offset by an increase of $1.1 million in wealth management group fee income.

Other non-interest income
Other non-interest income decreased compared to the prior year primarily due to the $2.4 million recognition of an employee retention tax credit in the third quarter of 2023.

Interchange Revenue from Debit Card Transactions
The decrease in interchange revenue from debit card transactions was primarily attributable to a decrease in consumer debit card usage when compared to the prior year.

Wealth Management Group Fee Income
The increase in wealth management group fee income was primarily due to improved equity market conditions during 2024.

Non-interest expenses

The following table presents non-interest expenses for the years ended December 31, 2024 and 2023, and the dollar and percent change (in thousands, except percentages):

NON-INTEREST EXPENSE
	2024		2023		2024 v. 2023
	Amount	% to Total	Amount	% to Total	$ Change	% Change
Compensation expenses:
Salaries and wages	$28,457	42.3%	$26,832	41.8%	$1,625	6.1%
Pension and other employee benefits	8,083	12.0%	7,368	11.5%	715	9.7%
Other components of net periodic pension cost (benefits)	(909)	(1.4)%	(676)	(1.1)%	(233)	(34.5)%
Total compensation expenses	35,631	52.9%	33,524	52.2%	2,107	6.3%

Non-compensation expenses:
Net occupancy	5,832	8.7%	5,637	8.8%	195	3.5%
Furniture and equipment	1,659	2.5%	1,728	2.7%	(69)	(4.0)%
Data processing	10,093	15.0%	9,840	15.3%	253	2.6%
Professional services	2,353	3.5%	2,293	3.6%	60	2.6%
Marketing and advertising	1,182	1.8%	923	1.4%	259	28.1%
Other real estate owned expense	157	0.2%	(20)	—%	177	N/M
FDIC insurance	2,120	3.2%	2,128	3.3%	(8)	(0.4)%
Loan expense	1,182	1.8%	1,047	1.6%	135	12.9%
Other	7,041	10.4%	7,143	11.1%	(102)	(1.4)%
Total non-compensation expenses	31,619	47.1%	30,719	47.8%	900	2.9%
Total non-interest expenses	$67,250	100.0%	$64,243	100.0%	$3,007	4.7%

Non-interest expense increased $3.0 million, or 4.7%, in 2024. The increase was due primarily to increases of $2.1 million in total compensation expenses and $0.9 million in total non-compensation expenses.

Compensation expenses
Compensation expenses increased $2.1 million, or 6.3%, when compared to the prior year, primarily due to increases of $1.6 million in salaries and wages and $0.7 million in pension and other employee benefits, offset by a decrease of $0.2 million in other components of net periodic pension benefits.

The increase in salaries and wages was primarily attributable to additional staffing in the Bank's new Western New York market, merit-based wage increases, and promotions, which was partially offset by savings from the outsourcing of certain back office functions during 2024. The increase in pension and other employee benefits was largely due to an increase in employee healthcare-related expenses, compared to the prior year. The decrease in other components of net periodic pension benefits was primarily due to a change in annual actuarial estimates.

Non-compensation expenses
Non-compensation expenses increased $0.9 million, or 2.9%, primarily due to increases of $0.3 million in marketing and advertising, $0.3 million in data processing expense, and $0.2 million in net occupancy expense.

The increase in marketing and advertising expense was primarily attributable to expenditures related to the Bank's 190th anniversary checking account promotion and ongoing certificate of deposit campaigns, the launch of the Bank's new Western New York "Canal Bank" brand, and a general increase in advertising efforts during the current year. The increase in data processing expense was primarily due to the addition of new contracts, an increase in debit card procurement expenses, and an increase in cybersecurity software expense. The increase in net occupancy expense was primarily due to an increase in building maintenance expenses including cleaning, lawn care, utilities, and property insurance.

Income tax expense
The following table presents income tax expense and the effective tax rate for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,			Percentage Change
	2024	2023	Change
Income before income tax expense	$30,085	$31,501	$(1,416)	(4.5)%
Income tax expense	$6,414	$6,501	$(87)	(1.3)%
Effective tax rate	21.3%	20.6%

The effective tax rate increased to 21.3% for the year ended December 31, 2024 compared with 20.6% for the prior year. The decrease in income tax expense can be primarily attributed to a decrease in pre-tax income.

Financial Condition

The following table presents selected financial information as of December 31, 2024 and 2023, and the dollar and percent change (in thousands):

	December 31, 2024	December 31, 2023	Change	Percentage Change
Assets
Total cash and cash equivalents	$47,035	$36,847	$10,188	27.6%
Total investment securities, FHLB, and FRB stock	544,602	593,322	(48,720)	(8.2)%

Loans, net of deferred loan fees	2,071,419	1,972,664	98,755	5.0%
Allowance for credit losses	(21,388)	(22,517)	(1,129)	(5.0)%
Loans, net	2,050,031	1,950,147	99,884	5.1%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	112,655	108,389	4,266	3.9%
Total assets	$2,776,147	$2,710,529	$65,618	2.4%

Liabilities and Shareholders’ Equity
Total deposits	$2,396,883	$2,429,427	$(32,544)	(1.3)%
Finance lease obligations and FHLBNY advances	112,889	34,970	77,919	222.8%
Other liabilities	51,066	50,891	175	0.3%
Total liabilities	2,560,838	2,515,288	45,550	1.8%

Total shareholders’ equity	215,309	195,241	20,068	10.3%
Total liabilities and shareholders’ equity	$2,776,147	$2,710,529	$65,618	2.4%

Cash and cash equivalents
The increase in cash and cash equivalents can be mostly attributed to changes in securities, loans, deposits, borrowings, and net income.

Investment securities
The decrease in investment securities was primarily due to a decrease of $52.6 million in securities available for sale, compared to the prior year. Net paydowns and maturities of securities available for sale for the current year totaled $49.6 million, mainly due to paydowns on mortgage-backed securities and SBA pooled loan securities, and partially offset by purchases of $5.0 million. The market value of securities available for sale decreased $0.7 million, due to unfavorable changes in market interest rates during the current year. Partially offsetting the decrease in total investment securities was an increase of $3.6 million in FHLB and FRB stock, at cost, mainly due to an increase in FHLBNY overnight advances as of December 31, 2024, compared to the prior year end.

Loans, net
Loans, net of deferred origination fees and costs increased primarily due to growth concentrated in the commercial loan portfolio, which increased $129.2 million, or 9.3%, compared to the prior year end. Growth in commercial loans during the current year consisted of $35.1 million in commercial and industrial balances and $94.1 million in commercial real estate balances. Consumer loans decreased $27.4 million, or 8.9%, compared to the prior year end, largely due to lower indirect auto loan origination activity during the current year, and a relatively fast turnover rate in the portfolio. Residential mortgages decreased $3.0 million, or 1.1%, compared to the prior year end, as the Corporation continued to elect to sell a portion of originations into the secondary market and demand remained weakened in the current elevated interest rate environment.

Allowance for credit losses
The allowance for credit losses on loans decreased $1.1 million, or 5.0%, from $22.5 million as of December 31, 2023 to $21.4 million as of December 31, 2024. The decrease was mainly due to the annual review and update of loss drivers used in the Bank's CECL model. The results of the annual update were applied in the first quarter of 2024 and resulted in a decline in the baseline loss rates used for modeling. Partially offsetting these declines were a decline in modeled prepayment speeds during 2024 and loan growth, concentrated in the commercial portfolio, during 2024.

Goodwill and other intangible assets, net
There were no impairments of goodwill or other intangible assets during the years ended December 31, 2024 and 2023.

Other Assets
The increase in other assets can be mostly attributed to increases in prepaid expenses and interest receivable on interest rate swaps.

Deposits
Total deposits decreased by $32.5 million or 1.3%, compared to the prior year end, primarily due to decreases of $50.6 million in brokered deposits, $28.6 million in money market deposits, and $27.4 million in non interest-bearing demand deposits. These decreases were partially offset by increases of $62.3 million in customer time deposits and $15.4 million in interest-bearing demand deposits. Additionally, savings deposits decreased $3.6 million. Non interest-bearing deposits comprised 26.1% and 26.9% of total deposits as of December 31, 2024 and December 31, 2023, respectively.

Finance Lease Obligations and FHLBNY Advances
The increase in finance lease obligations and FHLBNY advances can be mostly attributed to an increase of $77.2 million in FHLBNY overnight advances and an increase of $0.7 million in finance lease obligations.

Other Liabilities
The increase in other liabilities can be mostly attributed to an increase in interest payable on deposits of $0.6 million.

Shareholders’ equity
The increase in shareholders' equity was due primarily to an increase of $17.8 million in retained earnings and a decrease of $0.9 million in accumulated other comprehensive loss. The increase in retained earnings was due primarily to net income of $23.7 million, offset by $5.9 million in dividends declared for the year ended December 31, 2024. The improvement in accumulated other comprehensive loss was primarily due to revised actuarial assumptions related to the Corporation's pension plans, offset by the unfavorable impact of interest rates on available for sale securities during the current year. Treasury stock decreased $0.3 million primarily due to the impact of the issuance of shares related to the Corporation's employee benefit plans.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.212 billion, including $301.9 million of assets held under management or administration for the Corporation, as of December 31, 2024 compared to $2.242 billion, including $381.3 million of assets held under management or administration for the Corporation as of December 31, 2023, a decrease of $30.4 million, or 1.4%. Excluding assets under management or administration for the Corporation, total Wealth Management Group assets increased $49.0 million, or 2.6%, primarily due to market improvements during the year.

Balance Sheet Comparisons

The table below contains selected year-end and average balance sheet information at and for the years ended December 31, 2024 and 2023 (in millions):

SELECTED BALANCE SHEET INFORMATION

	YEAR-END BALANCE SHEET			AVERAGE BALANCE SHEET
	2024	2023	% Change	2024	2023	% Change
Total assets	$2,776.1	$2,710.5	2.4%	$2,744.7	$2,660.3	3.2%
Interest-earning assets (1)	2,636.8	2,580.6	2.2%	2,698.1	2,621.3	2.9%
Loans (2)	2,071.4	1,972.7	5.0%	2,016.5	1,899.0	6.2%
Investments (3)	565.4	607.9	(7.0)%	681.7	722.3	(5.6)%
Deposits	2,396.9	2,429.4	(1.3)%	2,419.7	2,377.7	1.8%
Borrowings (4)	112.9	35.0	222.6%	68.3	52.0	31.3%
Allowance for credit losses	21.4	22.5	(4.9)%	21.5	20.2	6.4%
Shareholders’ equity	215.3	195.2	10.3%	205.3	177.2	15.9%

(1)    Interest-earning assets include: securities available for sale and securities held to maturity at amortized cost, loans and loans held for sale net of deferred loan fees, interest-earning deposits, FHLBNY stock, FRBNY stock, equity investments, and federal funds sold.
(2) Loans and loans held for sale, net of deferred loan fees.
(3) Investments include securities available for sale at estimated fair value, securities held to maturity, at amortized cost, equity investments, FHLBNY stock, FRBNY stock, federal funds sold and interest-earning deposits.
(4)    Borrowings include overnight advances, term advances, and finance lease obligations.

Cash and Cash Equivalents

Total cash and cash equivalents increased $10.2 million compared to December 31, 2023, due to increases of $6.2 million in interest-earning deposits at other financial institutions, and $4.0 million in cash and due from financial institutions.

Securities

The Corporation’s Funds Management Policy includes an investment policy that generally requires debt securities purchased for the bond portfolio to carry a minimum agency rating of "Baa." After an independent credit analysis is performed, the policy also allows the Corporation to purchase local municipal obligations that are not rated. The Corporation intends to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public deposits, repurchase agreements, and other types of transactions. Fluctuations in the fair value of the Corporation’s securities relate primarily to changes in interest rates. Marketable securities are generally classified as Available for Sale, while certain investments in local municipal obligations are classified as Held to Maturity.

The available for sale segment of the securities portfolio totaled $531.4 million as of December 31, 2024, a decrease of $52.6 million, or 9.0%, from $584.0 million as of December 31, 2023. The decrease was primarily due to net paydowns and maturities of $49.6 million, mainly due to paydowns on mortgage-backed securities and SBA pooled loan securities. The market value of securities available for sale decreased $0.7 million, due to unfavorable changes in market interest rates during the current year. Partially offsetting the decrease in total investment securities was an increase of $3.6 million in FHLB and FRB stock, at cost, primarily due to an increase in FHLBNY overnight advances as of December 31, 2024, compared to the prior year. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $0.8 million as of December 31, 2024, and December 31, 2023. Non-marketable equity securities as of December 31, 2024 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.9 million and $7.2 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions. The yield on the Corporation's investment portfolio, inclusive of interest-earnings deposits, as of December 31, 2024 and 2023 was 2.28% and 2.21% respectively, while the duration for the securities portfolio as of December 31, 2024 and 2023 was 4.0 years and 4.6 years, respectively.

The table below presents the composition of the Corporation's available for sale portfolio as of December 31, 2024 and 2023 (in thousands, except percentages):

	2024		2023
	Estimated Fair Value	% to Total Portfolio	Estimated Fair Value	% to Total Portfolio
U.S. treasury notes and bonds	$56,906	10.7%	$55,332	9.5%
Mortgage-backed securities, residential	365,934	68.9%	403,824	69.1%
Obligations of states and political subdivisions	35,505	6.6%	38,686	6.6%
Other securities	73,097	13.8%	86,151	14.8%
Total securities available for sale	$531,442	100.0%	$583,993	100.0%

The table below sets forth the carrying amounts and maturities of held to maturity debt securities as of December 31, 2024 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security (in thousands, except percentages):

MATURITIES AND YIELDS OF HELD TO MATURITY SECURITIES

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$200	7.59%	$48	3.79%	$560	3.92%	$—	N/A
Total	$200	7.59%	$48	3.79%	$560	3.92%	$—	N/A

The weighted-average yield on the Corporation's held to maturity debt securities as of December 31, 2024 was 4.83%, related to obligations of states and political subdivisions. Management evaluates securities for credit loss exposure on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For the years ended December 31, 2024 and 2023, the Corporation had no provisions for credit losses relating to its investment securities.

Loans

The table below presents the Corporation’s loan composition by type and percentage of total loans for the years ended December 31, 2024 and December 31, 2023 (dollars in thousands):

LOAN COMPOSITION

	December 31,				2024 v. 2023
	2024	% of Total	2023	% of Total	$ Change	% Change
Commercial and industrial	$299,521	14.5%	$264,396	13.4%	$35,125	13.3%
Commercial mortgages:
Construction	94,943	4.6%	138,887	7.0%	(43,944)	(31.6)%
Commercial mortgages, other	1,122,061	54.2%	984,038	49.9%	138,023	14.0%
Residential mortgages	274,979	13.3%	277,992	14.1%	(3,013)	(1.1)%
Consumer loans:
Home equity lines and loans	93,220	4.5%	87,056	4.4%	6,164	7.1%
Indirect consumer loans	178,118	8.5%	210,423	10.7%	(32,305)	(15.4)%
Direct consumer loans	8,577	0.4%	9,872	0.5%	(1,295)	(13.1)%
Total	$2,071,419	100.0%	$1,972,664	100.0%	$98,755

Portfolio loans totaled $2.071 billion as of December 31, 2024 and $1.973 billion as of December 31, 2023, an increase of $98.8 million, or 5.0%. The increase was driven by increases of $94.1 million in commercial real estate loans, or 8.4%, and $35.1 million, or 13.3%, in commercial and industrial loans, partially offset by decreases of $32.3 million in indirect consumer loans, or 15.4%, and $3.0 million, or 1.1%, in residential mortgages.

Commercial real estate lending continues to be a primary driver of asset growth for the Corporation, with persistent demand across the Corporation's footprint, particularly in the Capital and Western New York regions. The increase in total commercial real estate loans was the result of a $138.0 million increase in commercial mortgages, other, primarily driven by increases in non-owner occupied and multifamily properties, partially offset by a $43.9 million decrease in construction loans, which reflect the conversion of a number of projects to permanent financing. Commercial real estate growth in the Capital Bank division between December 31, 2023 and December 31, 2024 totaled $65.9 million, while growth in the Canal Bank division totaled $28.8 million, Commercial real estate balances in the legacy Chemung Canal Trust Company market decreased by $0.6 million. Growth in commercial and industrial balances was also primarily concentrated in the Capital and Western New York regions.

The decrease in indirect consumer loans was primarily due to turnover in the Corporation's auto lending portfolio during the year, as runoff of existing loans exceeded originations. The decrease in residential mortgage loans was primarily due to an increase in residential mortgage originated and sold into the secondary market. Residential mortgage originations held for investment on the balance sheet totaled $25.1 million and $20.8 million, respectively, for the years ended December 31, 2024 and 2023, an increase of $4.2 million, while mortgage loans originated and sold into the secondary market totaled $11.5 million and $6.4 million, respectively, for the years ended December 31, 2024 and 2023, an increase of $5.1 million. Additionally, residential mortgage origination activity remained weaker in 2024 due to the elevated interest rate environment and lower market mobility in the current environment.

The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	December 31,
	2024	2023	2022	2021	2020
Chemung Canal Trust Company(1)	$626,903	$665,701	$651,516	$592,172	$658,468
Capital Bank Division	1,302,593	1,206,561	1,098,104	879,105	877,995
Canal Bank Division	141,923	100,402	79,828	46,972	—
Total Loans	$2,071,419	$1,972,664	$1,829,448	$1,518,249	$1,536,463

(1) All loans, excluding those originated by the Capital Bank and Canal Bank Divisions.
Commercial real estate lending represented the largest portion of the Corporation's loan portfolio as of December 31, 2024 and 2023. Commercial real estate lending is comprised of the Construction and Commercial mortgage, other segments of the loan portfolio, as presented in Note 4 to the Corporation's Consolidated Financial Statements. As of December 31, 2024 and 2023, total commercial real estate loans totaled $1.217 billion and $1.123 billion, respectively. As the largest component of the Corporation's loan portfolio, quantitative and qualitative attributes of commercial real estate such as maturity and repricing schedules may have a significant impact on management's strategic initiatives, and understanding such attributes is critical in understanding the Corporation's anticipated future liquidity needs and sensitivity to changes in interest rates.
The following table presents commercial real estate loans by maturity and repricing date as of December 31, 2024 (dollars in thousands):

Commercial real estate loans:	2025	2026	2027	2028	2029	After 2029 (1)	Total
Maturing in:	$83,690	$63,091	$81,968	$83,130	$102,882	$802,243	$1,217,004
Percentage of total	6.9%	5.2%	6.7%	6.8%	8.5%	65.9%	100.0%

Repricing in:	$419,049	$85,249	$96,990	$104,433	$116,248	$395,035	$1,217,004
Percentage of total	34.4%	7.0%	8.0%	8.6%	9.6%	32.4%	100.0%

(1) Includes fixed rate loans

Management evaluates the risk inherent in its portfolio of commercial real estate loans using a variety of metrics, including but not limited to type, geography, collateral, and borrower or sponsor industry. The Corporation also monitors its level of non-owner occupied commercial real estate loans in relation to regulatory capital, as defined by the Bank's regulators. As of December 31, 2024 and 2023, total non-owner occupied commercial real estate loans divided by total Bank risk-based capital was 399.4% and 403.6%, respectively.
The table below presents the amortized basis of commercial real estate loans by type and percentage as of December 31, 2024 and 2023 (dollars in thousands):

Commercial real estate loans by type:	2024	% of Total	2023	% of Total	% Change
Construction	$94,943	7.8%	$138,887	12.4%	(31.6)%
1-4 Family Residential (1)	44,374	3.6%	45,792	4.1%	(3.1)%
Multifamily	398,728	32.8%	349,327	31.1%	14.1%
Owner Occupied	142,279	11.7%	123,989	11.0%	14.8%
Non-Owner Occupied	536,680	44.1%	464,930	41.4%	15.4%
Total	$1,217,004	100.0%	$1,122,925	100.0%

(1) 1-4 Family Residential loans included in the commercial real estate segment are comprised of properties whose primary purpose is to generate rental income for the borrower, but are not considered multifamily properties within the FFIEC's Call Report definition of a multifamily property. This may include single family residences, duplexes, triplexes, and quadplexes.

Commercial real estate loans are primarily made within the counties comprising the geographic footprint of the Corporation's physical branch network, as well as to borrowers whose business interests include projects that may be located in counties geographically contiguous with the Corporation's physical footprint. The location of collateral securing commercial real estate loans typically mirrors the location of the properties being financed. However, certain commercial real estate loans are secured by property other than the property being financed, and therefore the geographic location of collateral may differ from that of the financed property.
The table below presents the amortized basis of commercial real estate loans by regional location of collateral and percentage as of December 31, 2024 and 2023 (dollars in thousands):

Commercial real estate loans by regional location of collateral:	2024	% of Total	2023	% of Total	% Change
Capital Region	$783,342	64.3%	$736,971	65.6%	6.3%
Southern Tier & Finger Lakes	221,078	18.2%	213,970	19.1%	3.3%
Western New York	155,527	12.8%	123,202	11.0%	26.2%
Other	57,057	4.7%	48,782	4.3%	17.0%
Total	$1,217,004	100.0%	$1,122,925	100.0%

The Corporation closely monitors economic and credit trends for the industries in which its commercial real estate borrowers are involved. Property types are designated based on the purpose of the collateral securing commercial real estate loans. The table below presents the amortized basis of commercial real estate loans by borrower industry and percentage as of December 31, 2024 and 2023 (dollars in thousands):

Commercial real estate loans by borrower industry:	2024	% of Total	2023	% of Total	% Change
Construction & Land Development	$94,943	7.8%	$138,887	12.4%	(31.6)%
Industrial	62,817	5.3%	41,784	3.8%	50.3%
Warehouse & Storage	91,357	7.5%	65,379	5.8%	39.7%
Retail	212,938	17.5%	195,561	17.4%	8.9%
Office	122,248	10.0%	118,344	10.5%	3.3%
Hotel	53,960	4.4%	55,533	4.9%	(2.8)%
1-4 Family Residential Rental	44,374	3.6%	45,792	4.1%	(3.1)%
Multifamily (5+)	427,257	35.1%	373,569	33.3%	14.4%
Medical	45,480	3.7%	32,859	2.9%	38.4%
Educational	22,129	1.8%	25,738	2.3%	(14.0)%
Other	39,501	3.3%	29,479	2.6%	34.0%
Total	$1,217,004	100.0%	$1,122,925	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which may cause them to be similarly impacted by changes in economic or other conditions. Industries are identified using NAICS codes, and the Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans. As of December 31, 2024 and 2023, commercial loans to borrowers involved in the real estate, and real estate rental and leasing businesses, were 50.9% and 49.5% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2024 and 2023.

The table below shows the maturity of loans outstanding as of December 31, 2024. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$103,116	$114,251	$79,602	$2,552	$299,521
Commercial mortgages:
Construction	13,644	25,895	55,404	—	94,943
Commercial mortgages, other	70,046	303,031	719,443	29,541	1,122,061
Residential mortgages	7,841	11,002	95,840	160,296	274,979
Consumer loans:
Home equity lines and loans	151	7,174	59,078	26,817	93,220
Indirect consumer loans	1,495	124,933	51,688	2	178,118
Direct consumer loans	307	5,488	1,526	1,256	8,577
Total	$196,600	$591,774	$1,062,581	$220,464	$2,071,419

	LOAN AMOUNTS CONTRACTUALLY DUE AFTER DECEMBER 31, 2025
Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$66,817	$32,740	$439	$99,996
Commercial mortgages:
Construction	5,313	2,772	—	8,085
Commercial mortgages, other	190,280	151,750	6,955	348,985
Residential mortgages	10,981	91,299	112,367	214,647
Consumer loans:
Home equity lines and loans	5,978	50,261	419	56,658
Indirect consumer loans	124,933	51,688	2	176,623
Direct consumer loans	5,480	532	125	6,137
Total	$409,782	$381,042	$120,307	$911,131

Loans maturing with variable interest rates:
Commercial and industrial	$47,434	$46,862	$2,113	$96,409
Commercial mortgages:
Construction	20,582	52,632	—	73,214
Commercial mortgages, other	112,751	567,693	22,586	703,030
Residential mortgages	21	4,541	47,929	52,491
Consumer loans:
Home equity lines and loans	1,196	8,817	26,398	36,411
Indirect consumer loans	—	—	—	—
Direct consumer loans	8	994	1,131	2,133
Total	$181,992	$681,539	$100,157	$963,688

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

Non-Performing Loans and Non-Performing Assets

Non-performing assets consist of non-performing loans, other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure, and vehicles that have been repossessed. Non-performing loans is comprised of nonaccrual loans. Past due status on all loans is based on the contractual terms of the loan. It is generally the Corporation's policy that a loan 90 days past due be placed on nonaccrual status unless factors exist that would eliminate the need to classify a loan as such. A loan may also be designated as nonaccrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed into nonaccrual status, the accrual of interest is discontinued and previously accrued interest is reversed. Payments received on nonaccrual loans are generally applied to principal using the cost recovery method. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Corporation expects to receive all of its original principal and interest. In the case of nonaccrual loans where a portion of the loan has been charged off, the remaining balance is kept in nonaccrual status until the entire principal balance has been recovered.

The following table summarizes the Corporation's non-performing assets as of December 31, (in thousands):

NON-PERFORMING ASSETS

	2024	2023	2022	2021	2020
Non-performing loans	$8,954	$10,411	$8,178	$8,114	$9,952
Other real estate owned and repossessions	652	326	195	113	237
Total non-performing assets	$9,606	$10,737	$8,373	$8,227	$10,189

Ratio of non-performing loans to total loans	0.43%	0.53%	0.45%	0.54%	0.65%
Ratio of non-performing assets to total assets	0.35%	0.40%	0.32%	0.34%	0.45%
Ratio of allowance for credit losses to non-performing loans	238.87%	216.28%	240.39%	259.17%	210.25%

Accruing loans past due 90 days or more (1)	$23	$10	$1	$4	$2

(1) Not included in non-performing assets above.

Non-performing loans totaled $9.0 million as of December 31, 2024, or 0.43% of total loans, compared with $10.4 million as of December 31, 2023, or 0.53% of total loans. The decrease in non-performing loans as of December 31, 2024 compared to December 31, 2023 was primarily due to the payoff of two larger nonaccrual commercial real estate loans during 2024, comprised of a $2.2 million construction loan and a $1.9 million non-owner occupied loan. There was $3.9 million in commercial loan balances added to non-performing loans during 2024, and $1.2 million in paydowns of existing non-performing commercial loans during 2024. Non-performing assets, which are comprised of non-performing loans, other real estate owned, and repossessed vehicles, was $9.6 million, or 0.35% of total assets, as of December 31, 2024, compared with $10.7 million, or 0.40% of total assets, as of December 31, 2023. The amortized basis of accruing loans past due 90 days or more was less than $0.1 million as of December 31, 2024 and December 31, 2023, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Corporation works closely with borrowers experiencing financial difficulties to identify viable solutions that minimize the potential for loss. The Corporation monitors modifications made to borrowers experiencing financial difficulty in which contractual cash flows are directly impacted. Modifications included under this guidance include principal reductions, reductions in effective interest rates, term extensions, significant payment delays, or a combination thereof. ASU 2022-02 was implemented on January 1, 2023 on a prospective basis. As of December 31, 2024, the Corporation had nine total loans modified under this accounting guidance, totaling $2.1 million, including four loans which were modified during the current year, compared with five loans as of December 31, 2023, totaling $3.3 million, all of which were modified during the year of initial adoption. The loans modified during the current year included two term extensions on commercial and industrial loans, one payment delay on a commercial real estate loan, and one payment delay on a residential mortgage. During the year ended December 31, 2024 one commercial and industrial loan given a payment extension of six months during 2023 experienced a payment default, while the remaining modified loans were performing under their modified terms. During the year ended December 31, 2024, two commercial mortgages previously modified under ASU 2022-02 were paid off, with a combined amortized basis at payoff of $2.2 million.

Allowance for Credit Losses

The allowance for credit losses is an amount that management believes will be adequate to absorb the estimated lifetime credit losses inherent in assets exhibiting credit risk as of the measurement date. The allowance is in conformity with the requirements established by ASC 326-Financial Instruments-Credit Losses, which was adopted effective January 1, 2023. The allowance for credit losses covers a broad range of assets including loans, unfunded commitments, and debt securities, incorporating both quantitative and qualitative components. As of December 31, 2024 and December 31, 2023, the Corporation did not allocate any allowance for credit losses to its portfolios of available for sale or held to maturity debt securities, due to either the explicit or implicit U.S. Government guarantee as to principal and interest payments on the majority of the portfolio, and the immateriality of credit risk on remaining unguaranteed securities.

Loans are analyzed for credit loss on either an individual basis or a pooled (collective) basis, determined by risk characteristics. The Corporation begins analyzing loans on an individual basis when management determines a loan no longer exhibited risk characteristics consistent with the risk characteristics in its designated pool under the Corporation's CECL methodology. The amortized cost basis of individually analyzed loans as of December 31, 2024 totaled $6.5 million, compared to $8.0 million as of December 31, 2023. Remaining loans are analyzed on a pooled basis and are segmented based on groups of assigned FFIEC Call Report codes. Management seeks to disaggregate its loan portfolio in a granular enough manner to capture the risk profile of each loan, yet broad enough to accurately allow for the application of certain pool-level assumptions.
A majority of the Corporation's individually analyzed loans are secured and measured for credit loss based on collateral evaluations, using the collateral-dependent practical expedient prescribed by ASC 326.  It is the Corporation's policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to require individual analysis. A measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation to the allowance for credit losses or charge-off. In determining the amount of any specific allocation or charge-off, the Corporation makes adjustments to reflect the estimated costs to sell the property. Upon receipt and review of updated appraisals, an additional measurement is performed to determine if any adjustments are necessary to reflect proper provisioning or charge-offs. Individually analyzed loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require additional allocations to the allowance for credit losses or recognition of additional charge-offs. Real estate values in each of the Corporation's market areas have remained stable. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral. Certain individually analyzed loans determined not to be collateral-dependent are analyzed using a cash flow analysis.
For pooled loans, quantitative analysis is based on an estimated discounted cash flow analysis (DCF) performed at the loan level. The modeled reserve requirement equals the difference between the book balance of the loan as of the measurement date and the present value of assumed cash flows for the life of the loan. The underlying assumptions of the DCF are based on the relationship between a projected value of an economic indicator, and the implied historical loss experience amongst a group of curated peers. The Corporation utilizes a regression analysis to determine suitable loss drivers for each pool of loans. Based on these results, a probability of default (PD) and loss given default (LGD), is assigned to each potential value of a chosen economic indicator for each pool of loans, and is then applied to the portfolio to derive the statistical loss implications thereof. An estimated loss for each period of the DCF, as well as implied recovery of past losses, is incorporated into the DCF. The Corporation relies on FOMC data, including its projections for U.S. civilian unemployment and U.S. GDP growth, as the source for its readily available and reasonable economic forecast. The forecasted values are applied over a rolling four quarter period, and revert to the historic mean of the economic variable over an eight quarter period, on a straight-line basis.
Qualitative adjustments represent management's expectation of certain risks not being fully captured in the quantitative portion of the model. Qualitative adjustment rates are applied to each loan within a pool on a consistent basis. Factors considered as part of the qualitative adjustment analysis primarily include economic considerations not captured by the model, changes in conditions within the Bank such as lending standards, personnel, and concentrations of credit, among others, as well as external factors such as change in the regulatory and competitive landscape.
The allowance for credit losses is increased through a provision for credit losses, which is charged to operations. Separate provision accounts have been established for on-balance sheet credit exposures and off-balance sheet credit exposures, and are combined in the line item provision for credit losses on the Corporation's Consolidated Statements of Income. Loans are charged against the allowance for credit losses when management believes the collectability of all or a portion of the principal is unlikely. Management's evaluation of the adequacy of the allowance for credit losses is performed on a periodic basis and takes into consideration such factors as the outcomes of the quantitative analysis, a review of individually analyzed loans, and determinations concerning qualitative adjustments. While management uses available information to recognize estimated credit losses, future additions to the allowance may be necessary based on changing economic conditions or portfolio composition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for credit losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The allowance for credit losses was $21.4 million as of December 31, 2024, compared to $22.5 million as of December 31, 2023. The allowance for credit losses was 238.87% of non-performing loans as of December 31, 2024, compared to 216.28% as of December 31, 2023. The ratio of allowance for credit losses on loans to total loans was 1.03% as of December 31, 2024, compared to 1.14% as of December 31, 2023, respectively. Including the allowance for credit losses allocated to unfunded commitments, the ratio of the allowance for credit losses to total loans was 1.07% as of December 31, 2024, compared to 1.19% as of December 31, 2023. The allowance for credit losses on unfunded commitments is included in the line item accrued interest payable and other liabilities in the Consolidated Balance Sheets. The decrease in the allowance for credit losses during the current year was primarily due to the annual review and update of loss drivers used in the CECL model. Recalibration of loss drivers are applied in the first quarter of each year, and for 2024 resulted in a decline in baseline loss rates used in the model. The loss drivers used in each of the Corporation's pools of loans, either U.S. civilian unemployment or U.S. GDP growth, did not change as a result of these updates. Modeled economic conditions were relatively consistent between December 31, 2023 and December 31, 2024.
Net charge-offs for the year ended December 31, 2024 were $1.2 million compared with net charge-offs of $0.9 million for the year ended December 31, 2023. The ratio of net charge-offs to average loans outstanding was 0.06% for 2024 and 0.05% for 2023. Net charge-offs for the year ended December 31, 2024 were primarily due to $0.2 million in net charge-offs on commercial and industrial loans, comprised of $0.3 million in charge-offs on two loans in the fourth quarter of 2024 and $0.1 million in recoveries of previously charged-off loans throughout the year, and $1.0 million in net charge-offs of consumer loans, primarily relating to the indirect auto lending portfolio. Similarly, net charge-offs for the year ended December 31, 2023 were primarily due to the $0.3 million charge-off of a commercial and industrial loan and consumer charge-offs related to the indirect auto lending portfolio.

The table below summarizes the Corporation’s allowance for credit losses, nonaccrual loans, and ratio of net charge-offs and recoveries to average loans outstanding by loan category at or for the years ended December 31, 2024 and 2023 (in thousands):

ALLOWANCE AND LOAN CREDIT RATIOS BY LOAN CATEGORY

Balance as of December 31, 2024	Allowance for credit losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans	Net charge-offs (recoveries) to average loans
Commercial and industrial	$4,520	1.51%	$1,534	0.51%	294.65%	0.06%
Commercial mortgages	11,214	0.92%	4,959	0.41%	226.13%	—%
Residential mortgages	2,259	0.82%	1,372	0.50%	164.65%	(0.01)%
Consumer loans	3,395	1.21%	1,089	0.39%	311.75%	0.35%
Total	$21,388	1.03%	$8,954	0.43%	238.87%	0.06%

(1) Ratio represents a percentage of year end loan balances.
Balance as of December 31, 2023	Allowance for credit losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans	Net charge-offs (recoveries) to average loans
Commercial and industrial	$5,055	1.91%	$1,930	0.73%	261.92%	0.10%
Commercial mortgages	12,026	1.07%	5,969	0.53%	201.47%	—%
Residential mortgages	2,194	0.79%	1,315	0.47%	166.84%	0.01%
Consumer loans	3,242	1.05%	1,197	0.39%	270.84%	0.21%
Total	$22,517	1.14%	$10,411	0.53%	216.28%	0.05%

(1) Ratio represents a percentage of year end loan balances.

Consolidated Ratios as of December 31,				2024	2023
Non-performing loans to total loans				0.43%	0.53%
Allowance for credit losses on loans to total loans				1.03%	1.14%
Allowance for credit losses on loans and unfunded commitments to total loans				1.07%	1.19%
Allowance for credit losses to non-performing loans				238.87%	216.28%

The increase in the allowance to nonaccrual loans was primarily due to a 14.0% decrease in nonaccrual loans between December 31, 2023 and December 31, 2024, or $1.5 million, which was only partially offset by a 5.0% decrease in the allowance for credit losses, or $1.1 million. The majority of loan balances removed from nonaccrual loan balances during 2024 either due to payoff or return to accrual status did not have an associated specific allocation in the allowance for credit losses, primarily due to being well collateralized by real estate. Similarly, a majority of loan balances added to nonaccrual status during 2024 did not have an associated specific allocation in the allowance for credit losses as of December 31, 2024, due to being well collateralized by real estate. Of the loans added to nonaccrual during 2024 only one loan, a $1.0 million commercial real estate loan secured by 1-4 family residential properties, had a specifc allocation in the allowance for credit losses as of December 31, 2024, which was $0.1 million.

The table below summarizes the Corporation's credit loss experience for the years ended December 31, 2024 and 2023 (in thousands, except ratio data):

SUMMARY OF CREDIT LOSS EXPERIENCE
	2024	2023
Allowance for credit losses at beginning of year	$22,517	$19,659
Impact of ASC 326 Adoption	—	374

Charge-offs:
Commercial and industrial	302	281
Commercial mortgages	—	—
Residential mortgages	21	32
Consumer loans	1,550	1,070
Total Charge-Offs	1,873	1,383

Recoveries:
Commercial and industrial	128	22
Commercial mortgages	4	4
Residential mortgages	62	—
Consumer loans	519	416
Total Recoveries	713	442

Net charge-offs	1,160	941
Provision (credit) for credit losses on-balance sheet exposure(1)	31	3,425
Allowance for credit losses at end of year	$21,388	$22,517

(1) Additional provision related to off-balance sheet exposure was a credit of $77 thousand for the year ended December 31, 2024 and a credit of $163 thousand for the year ended December 31, 2023.

Other Real Estate Owned and Repossessed Vehicles

As of December 31, 2024, OREO totaled $0.4 million compared to $0.3 million as of December 31, 2023. There were four properties relating to residential mortgages and four properties relating to residential home equity loans added to OREO in 2024. Three properties relating to residential mortgages and three properties relating to home equity loans were sold from OREO during 2024, resulting in a net loss on sale of OREO of $18 thousand for the year ended December 31, 2024. The Corporation had $0.2 million in repossessed vehicles as of December 31, 2024, which is included in other assets on the Consolidated Balance Sheet, and is a component of non-performing assets.

Deposits

The table below summarizes the Corporation’s deposit composition by segment as of December 31, 2024, and 2023, and the dollar and percent change from December 31, 2023 to December 31, 2024 (in thousands, except percentages):

DEPOSITS

	2024		2023		2024 v. 2023
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non interest-bearing demand deposits	$625,762	26.1%	$653,166	26.8%	$(27,404)	(4.2)%
Interest-bearing demand deposits	306,536	12.8%	291,138	12.0%	15,398	5.3%
Insured money market deposits	595,123	24.8%	623,714	25.7%	(28,591)	(4.6)%
Savings deposits	245,550	10.2%	249,144	10.3%	(3,594)	(1.4)%
Certificates of deposit $250,000 or less	401,563	16.8%	365,058	15.0%	36,505	10.0%
Certificates of deposit greater than $250,000	101,125	4.3%	76,804	3.2%	24,321	31.7%
Brokered deposits	92,159	3.8%	142,776	5.9%	(50,617)	(35.5)%
Other time deposits	29,065	1.2%	27,627	1.1%	1,438	5.2%
Total deposits	$2,396,883	100.0%	$2,429,427	100.0%	$(32,544)	(1.3)%

Deposits totaled $2.397 billion as of December 31, 2024, compared with $2.429 billion as of December 31, 2023, a decrease of $32.5 million, or 1.3%. As of December 31, 2024, demand deposit and insured money market deposits comprised 63.7% of total deposits compared with 64.5% as of December 31, 2023.
The decrease in deposits was attributable to decreases of $50.6 million in brokered deposits, $28.6 million in insured money market deposits, $27.4 million in non interest-bearing demand deposits, and $3.6 million in savings deposits. These decreases were partially offset by increases of $62.3 million in customer time deposits and $15.4 million in interest-bearing demand deposits, primarily due the higher interest rate environment and a a shift in the mix of deposits towards higher cost interest-bearing accounts such as time deposits, when compared to the prior year. Excluding brokered deposits, total deposits increased $18.1 million compared to December 31, 2023.
The table below summarizes the Corporation’s deposit composition by customer as of December 31, 2024, and 2023 (in thousands, except percentages):

	2024		2023
	Amount	% of Total	Amount	% of Total
Consumer	$1,076,371	44.9%	$1,023,866	42.1%
Commercial	695,505	29.0%	684,057	28.2%
Public	145,573	6.1%	153,241	6.3%
Brokered	92,159	3.8%	142,776	5.9%
ICS/CDARs	387,275	16.2%	425,487	17.5%
Total deposits	$2,396,883	100.0%	$2,429,427	100.0%

As of December 31, 2024, public funds deposits totaled $266.3 million, compared with $293.1 million as of December 31, 2023. The Corporation has developed a program for the retention and management of public funds deposits. These deposits are from public entities, such as school districts and municipalities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds deposits generally increase at the end of the first and third quarters. Public funds deposit accounts above the FDIC insured limit are collateralized by municipal bonds and eligible government and government agency securities such as those issued by the FHLB, Fannie Mae, and Freddie Mac.

The table below summarizes the Corporation’s public funds deposit composition by segment (in thousands, except percentages) as of December 31, 2024 and 2023:

Public Funds:	2024	2023
Non interest-bearing demand deposits	$14,673	$13,595
Interest-bearing demand deposits	58,187	63,370
Insured money market deposits	175,064	186,192
Savings deposits	11,263	7,708
Time deposits	7,131	22,196
Total public funds	$266,318	$293,061
Total deposits	$2,396,883	$2,429,427
Percentage of public funds to total deposits	11.1%	12.1%

The aggregate amount of the Corporation's outstanding uninsured deposits was $652.3 million, or 27.2% of total deposits, and $655.7 million, or 27.0% of total deposits, as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the aggregate amount of the Corporation's outstanding certificates of deposit in amounts greater than $250,000 was $101.1 million. The table below presents the Corporation's scheduled maturity of those certificates as of December 31, 2024 (in thousands):

Maturities
3 months or less	$60,936
Over 3 through 6 months	31,795
Over 6 through 12 months	5,863
Over 12 months	2,531
Total	$101,125

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	December 31,
	2024	2023	2022	2021	2020
Chemung Canal Trust Company*	$1,984,387	$2,042,679	$1,889,018	$1,738,015	$1,686,370
Capital Bank Division	399,411	380,962	435,207	415,607	351,404
Canal Bank Division	13,085	5,786	3,002	1,811	—
Total deposits	$2,396,883	$2,429,427	$2,327,227	$2,155,433	$2,037,774

*All deposits, excluding those originated by the Capital Bank and Canal Bank Divisions, and including brokered deposits.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. The CDARS and ICS reciprocal program uses a sophisticated matching system, where funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Additionally, the CDARS and ICS One-Way Buy Program allows the Corporation to obtain wholesale brokered deposits through the system. Deposits placed in the CDARS and ICS programs were $507.8 million and $424.6 million as of December 31, 2024 and 2023, respectively. Brokered deposits, which include funds obtained through brokers or the CDARS and ICS one-way buy programs, were $92.2 million and $142.8 million as of December 31, 2024 and 2023.

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

Information regarding deposits is included in Note 8 to the audited Consolidated Financial Statements appearing elsewhere in this report.

Borrowings

FHLBNY overnight advances were $109.1 million and $31.9 million as of December 31, 2024 and 2023, respectively, an increase of $77.2 million as of December 31, 2024, compared to December 31, 2023. For each year ended December 31, 2024, and 2023 respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity. There were no FHLBNY or FRB term advances as of December 31, 2024, and 2023.
Information regarding FHLBNY advances is included in Note 9 of the audited Consolidated Financial Statements appearing elsewhere in this report. There were no securities sold under agreements to repurchase as of and for the years ended December 31, 2024, or 2023.

Derivatives

The Corporation offers interest rate swap agreements to qualified commercial lending customers, which allow customers to effectively fix the interest rate on variable rate loans by entering into a separate agreement. Simultaneous with the execution of such an agreement with a customer, the Corporation enters into a mirroring agreement with an unrelated counterparty, a Domestic Systemically Important Bank (D-SIB), which allows the Corporation to continue receiving the variable rate under its loan agreement with the customer. Agreements with the unrelated counterparty are not designated as hedge contracts. Additionally, the agreements, as free-standing derivatives, are recorded at fair value in the Corporation's Consolidated Balance Sheets, which typically involves a day one gain. Since the terms of mirroring interest rate swap agreements are identical, the income statement impact to the Corporation is limited to the day one gain and a valuation allowance for potential credit loss exposure, in the event of nonperformance. The Corporation recognized $0.3 million in swap income for each of the years ended December 31, 2024 and 2023, respectively.
The Corporation also participates in the credit exposure of certain interest rate swaps of lead banks in which it is a participant in the related commercial loan. The Corporation receives an upfront fee for participating in the credit exposure of these interest rate swaps and immediately recognizes the fee as other non-interest income. The Corporation is exposed to its share of the credit loss equal to the fair value of the derivatives in the event of nonperformance by the counterparty to the lead bank's interest rate swap. The Corporation determines the fair value of the credit loss exposure using historical loss experience for the loan category associated with the exposure.
Information regarding derivatives is included in Note 11 to the audited Consolidated Financial Statements appearing elsewhere in this report.

Shareholders’ Equity

Total shareholders’ equity was $215.3 million as of December 31, 2024, compared with $195.2 million as of December 31, 2023, an increase of $20.1 million, or 10.3%. The increase in shareholders' equity was due primarily to an increase of $17.8 million in retained earnings and a decrease of $0.9 million in accumulated other comprehensive loss. The increase in retained earnings was due primarily to net income of $23.7 million, offset by $5.9 million in dividends declared during the year ended December 31, 2024. The decrease in accumulated other comprehensive loss was primarily due to revised actuarial assumptions related to the Corporation's pension plans, offset by the unfavorable impact of interest rates on available for sale securities during the current year.

Treasury stock decreased $0.3 million primarily due to the Corporation's issuance of shares related to the Corporation's employee benefit plans. Total shareholders’ equity to total assets ratio was 7.76% as of December 31, 2024 compared with 7.20% as of December 31, 2023. Tangible equity to tangible assets ratio was 7.02% as of December 31, 2024, compared with 6.45% as of December 31, 2023. See the GAAP to Non-GAAP reconciliation on pages 65-68.
The Bank is subject to the capital adequacy guidelines of the Federal Reserve, which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2024, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines. A comparison of the Bank’s actual capital ratios to the ratios required to be adequately or well-capitalized as of December 31, 2024 and 2023, is included in Footnote 19 of the audited Consolidated Financial Statements. For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”
Cash dividends declared during 2024 and 2023 each totaled $5.9 million, or $1.24 per share. Dividends declared during 2024 amounted to 24.91% of net income compared to 23.41% of net income for 2023. Management seeks to continue generating sufficient capital internally, while continuing to pay dividends to the Corporation’s shareholders.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2024, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program at the weighted average cost of $40.42 per share. The remaining buyback authority under the share repurchase program was 200,816 shares as of December 31, 2024.
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

Liquidity
Liquidity management involves the ability to meet the cash flow requirements of deposit clients, borrowers, and the operating, investing, and financing activities of the Corporation. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $250,000 or more, brokered deposits, FHLBNY overnight and term advances, FRB advances, and securities sold under agreements to repurchase. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.
Uninsured deposits totaled $652.3 million as of December 31, 2024, or 27.2% of total deposits, including $145.6 million of municipal deposits collateralized by pledged assets, when required. As of December 31, 2023, uninsured deposits totaled $655.7 million, or 27.0% of total deposits, including $153.2 million of municipal deposits collateralized by pledged assets when required. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions due to their fluidity.
As of December 31, 2024, the Corporation's cash and cash equivalents balance was $47.0 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities, U.S. Government Treasury securities, Small Business Administration loan pools, and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of December 31, 2024, the Corporation's investment in securities available for sale was $531.4 million, $349.9 million of which was not pledged as collateral.

The Corporation is a member of the FHLBNY, which allows it to access borrowings to enhance management's ability to satisfy future liquidity needs. The Bank has pledged $244.6 million and $254.6 million of residential mortgage loans and home equity loans under a blanket lien arrangement as collateral for future borrowings, as of December 31, 2024 and 2023, respectively. Borrowings may be used on a short-term basis for liquidity or on a long-term basis to fund asset growth.
The below table summarizes the Corporation's total sources of liquidity as of December 31, 2024 and 2023 (in millions):

	2024			2023
	Total Available	Outstanding	Remaining Available	Total Available	Outstanding	Remaining Available
FHLB advances	$221.1	$109.1	$112.0	$225.3	$31.9	$193.4
Correspondent bank line of credit	75.0	—	75.0	60.0	—	60.0
Brokered deposits (1)	277.6	92.1	185.5	271.1	142.8	128.3
Unencumbered securities	349.9	—	349.9	329.0	—	329.0
Total sources of liquidity	$923.6	$201.2	$722.4	$885.4	$174.7	$710.7

(1) Total available based on the Corporation's internal limit.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows on a direct basis, for the years indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$29,815	$30,881
Net cash used by investing activities	(57,723)	(82,381)
Net cash provided by financing activities	38,096	32,478
Net increase (decrease) in cash and cash equivalents	$10,188	$(19,022)

Operating activities
The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the years ended December 31, 2024 and 2023 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the years ended December 31, 2024 and 2023 predominantly resulted from a net increase in loans, offset by maturities, and principal collected on securities available for sale.

Financing activities
Cash provided by financing activities during the years ended December 31, 2024 and 2023 resulted primarily from an increase in certificate of deposits, brokered deposits, and FHLBNY overnight advances, offset by the payment of dividends to shareholders.

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

The table below shows the Corporation’s off-balance sheet arrangements as of December 31, 2024 (in thousands):

COMMITMENT MATURITY BY PERIOD

	Total	2025	2026-2027	2028-2029	2030 and thereafter
Standby letters of credit	$19,180	$15,262	$777	$3,121	$20
Unused portions of lines of credit (1)	269,910	269,910	—	—	—
Commitments to fund new loans (2)	79,526	79,526	—	—	—
Total	$368,616	$364,698	$777	$3,121	$20

(1) Not included in this total are unused portions of home equity lines of credit, credit card lines, and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans. Commitments to outside parties under these lines of credit were $69.4 million, $13.7 million and $7.3 million, respectively, as of December 31, 2024.

(2) Includes commercial construction draw notes which may include draw periods scheduled to extend beyond December 31, 2025.

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
Pursuant to the Regulatory Relief Act, the FRB finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. As of December 31, 2024 the Bank has not elected to use the community bank leverage ratio.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of December 31, 2024 and December 31, 2023 the Corporation and Bank met all capital adequacy requirements to which they were subject. As of December 31, 2024, the Corporation is not subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.
As of December 31, 2024, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios. There have been no conditions or events since that notification that management believes have changed the Bank's capital category. Additionally, the Bank exceeded the capital conservation buffer above the adequately capitalized risk-based capital ratios, as of December 31, 2024.
The regulatory capital ratios as of December 31, 2024 and 2023 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies. Refer to Note 19 of the audited Consolidated Financial Statements appearing elsewhere in this report for a table summarizing the Corporation's and the Bank's actual and required regulatory capital ratios. For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years. As of December 31, 2024, the Bank could, without prior approval, declare dividends of approximately $62.2 million.

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

(in thousands, except ratio data)	As of or for the Years Ended December 31,
Net Interest Margin - Fully Taxable Equivalent	2024	2023
Net interest income (GAAP)	$74,059	$74,457
Fully taxable equivalent adjustment	336	366
Fully taxable equivalent net interest income (non-GAAP)	$74,395	$74,823

Average interest-earning assets (GAAP)	$2,698,148	$2,621,251

Net interest margin - fully taxable equivalent (non-GAAP)	2.76%	2.85%

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

(in thousands, except ratio data)	As of or for the Years Ended December 31,
Efficiency Ratio	2024	2023
Net interest income (GAAP)	$74,059	$74,457
Fully taxable equivalent adjustment	336	366
Fully taxable equivalent net interest income (non-GAAP)	$74,395	$74,823

Non-interest income (GAAP)	$23,230	$24,549
Less: net (gains) losses on security transactions	—	39
Less: recognition of employee retention tax credit	—	(2,370)
Adjusted non-interest income (non-GAAP)	$23,230	$22,218

Non-interest expense (GAAP)	$67,250	$64,243

Efficiency ratio (unadjusted)	69.12%	64.89%
Efficiency ratio (adjusted)	68.89%	66.20%

Tangible Equity and Tangible Assets (Year-End)
Tangible equity, tangible assets, and tangible book value per share are each non-GAAP financial measures. Tangible equity represents the Corporation’s stockholders’ equity, less goodwill and intangible assets. Tangible assets represents the Corporation’s total assets, less goodwill and other intangible assets. Tangible book value per share represents the Corporation’s tangible equity divided by common shares at year-end. These measures are meaningful to the Corporation, as well as investors and analysts, in assessing the Corporation’s use of equity.

(in thousands, except per share and ratio data)	As of or for the Years Ended December 31,
Tangible Equity and Tangible Assets (Year End)	2024	2023
Total shareholders' equity (GAAP)	$215,309	$195,241
Less: intangible assets	(21,824)	(21,824)
Tangible equity (non-GAAP)	$193,485	$173,417

Total assets (GAAP)	$2,776,147	$2,710,529
Less: intangible assets	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,754,323	$2,688,705

Total equity to total assets at end of year (GAAP)	7.76%	7.20%
Book value per share (GAAP)	$45.13	$41.07

Tangible equity to tangible assets at end of year (non-GAAP)	7.02%	6.45%
Tangible book value per share (non-GAAP)	$40.55	$36.48

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

(in thousands, except ratio data)	As of or for the Years Ended December 31,
Tangible Equity (Average)	2024	2023
Total average shareholders' equity (GAAP)	$205,280	$177,187
Less: average intangible assets	(21,824)	(21,824)
Average tangible equity (non-GAAP)	$183,456	$155,363

Return on average equity (GAAP)	11.53%	14.11%
Return on average tangible equity (non-GAAP)	12.90%	16.09%

Adjustments for Certain Items of Income or Expense
In addition to disclosures of certain GAAP financial measures, including net income, EPS, ROAA, and ROAE, we may also provide comparative disclosures that adjust these GAAP financial measures for a particular year by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the year, including certain nonrecurring items. The Corporation believes that the resulting non-GAAP financial measures may improve an understanding of its results of operations by separating out any such transactions or items that may have had a disproportionate positive or negative impact on the Corporation’s financial results during the particular year in question. In the Corporation’s presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, the Corporation supplies the supplemental financial information and explanations required under Regulation G.

(in thousands, except per share and ratio data)	As of or for the Years Ended December 31,
Non-GAAP Net Income	2024	2023
Reported net income (GAAP)	$23,671	$25,000
Net (gains) losses on security transactions (net of tax)	—	29
Recognition of employee retention tax credit	—	(1,873)
Net income (non-GAAP)	$23,671	$23,156

Average basic and diluted shares outstanding	4,770	4,732

Reported basic and diluted earnings per share (GAAP)	$4.96	$5.28
Reported return on average assets (GAAP)	0.86%	0.94%
Reported return on average equity (GAAP)	11.53%	14.11%

Basic and diluted earnings per share (non-GAAP)	$4.96	$4.89
Return on average assets (non-GAAP)	0.86%	0.87%
Return on average equity (non-GAAP)	11.53%	13.07%

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
Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. As of December 31, 2024, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would positively impact the next 12 months net interest income by 3.68% and 6.23%, respectively, while immediate increases of 100 basis points and 200 basis points would positively impact the next 12 months net interest income by 1.23% and 2.40%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
200 basis points decrease	6.23%
100 basis points decrease	3.68%
100 basis points increase	1.23%
200 basis points increase	2.40%
A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. As of December 31, 2024, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would positively impact the market value of the Corporation’s capital account by 3.72% and 4.95%, respectively. Immediate increases of 100 basis points and 200 basis points in interest rates would positively impact the market value by 0.38% and 1.02%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
200 basis points decrease	4.95%
100 basis points decrease	3.72%
100 basis points increase	0.38%
200 basis points increase	1.02%
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
The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits. The Senior Loan Committee, consisting of the President and Chief Executive Officer, Chief Financial Officer and Treasurer (non-voting member), Chief Credit Officer, Chief Risk Officer, Business Client Division Manager, Divisional Presidents, and Commercial Loan Manager, implements the Board-approved loan policy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Part IV, Item 15 are filed as part of this report and appear on pages F-1 through F-64.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer and Treasurer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2024.

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
As of December 31, 2024 management assessed the effectiveness of the Corporation's internal control over financial reporting based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment was to determine whether the Corporation's internal control over financial reporting was effective as of December 31, 2024. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2024 based on the specified criteria.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2024, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

/s/ Anders M. Tomson	/s/ Dale M. McKim, III
Anders M. Tomson	Dale M. McKim, III
President and Chief Executive Officer	Chief Financial Officer and Treasurer
March 14, 2025	March 14, 2025

Item 9B. OTHER INFORMATION
During the fourth quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2024 fiscal year end.

The Corporation has an Insider Trading Policy governing the purchase, sale and other disposition of the Chemung Financial Corporation's securities that applies to all personnel of the Corporation and its subsidiaries, including directors, officers, employees and other covered persons. The Corporation believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Corporation's insider trading policy is filed as Exhibit 19 to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2024 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2024 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2024 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2024 fiscal year end.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    The following consolidated financial statements of the Corporation appear on pages F-1 through F-64 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe LLP PCAOB #173

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Income for the two years ended December 31, 2024

Consolidated Statements of Comprehensive Income (Loss) for the two years ended December 31, 2024

Consolidated Statements of Shareholders' Equity for the two years ended December 31, 2024

Consolidated Statements of Cash Flows for the two years ended December 31, 2024

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

10.1
Chemung Financial Corporation 2014 Omnibus Plan and Component Plans (Chemung Financial Corporation Restricted Stock Plan, Chemung Financial Corporation Incentive Compensation Plan, Chemung Financial Corporation Directors’ Compensation Plan and Chemung Financial Corporation/Chemung Canal Trust Company Directors’ Deferred Fee Plan) (filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to Registrant’s Form S-8 filed with the Commission on January 27, 2015 and incorporated herein by reference).

10.2
Change of Control Agreement dated December 19, 2018 between Chemung Canal Trust Company and Anders M. Tomson, President and Chief Executive Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on December 19, 2018 and incorporated herein by reference).

10.3	Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Peter K. Cosgrove, Executive Vice President and Chief Credit Officer, and incorporated herein by reference.
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

10.6	Chemung Financial Corporation 2021 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 8, 2021 and incorporated herein by reference).
10.7
Consent Order between Chemung Canal Trust Company and the New York State Department of Financial Services dated June 24, 2021 (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 29, 2021 and incorporated herein by reference).

10.8
Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-8 (333-257227) filed with the Commission on June 21, 2021 and incorporated herein by reference).

10.9
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

10.12
Chemung Canal Trust Company Defined Contribution Supplemental Executive Retirement Plan-Amendment Number One, as amended on November 16, 2022 (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on November 21, 2022 and incorporated herein by reference).

10.13
Change of Control Agreement dated June 2, 2023 between Chemung Canal Trust Company and Dale M. McKim, III, Executive Vice President, Chief Financial Officer and Treasurer, (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 2, 2023 and incorporated herein by reference).

19	Policy Related to Insider Trading, filed herewith.*
21	Subsidiaries of the Registrant.*
23.0	Consent of Crowe LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
97	Policy Relating to Recovery of Erroneously Awarded Compensation, incorporated herein by reference.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*
*	Filed herewith.

ITEM 16.  10-K SUMMARY

None.

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages F-1 to F-64

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chemung Financial Corporation and Subsidiaries
Elmira, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Qualitative Factors
As described in Notes 1 and 4 to the consolidated financial statements, the company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2024, the balance of the Allowance for Credit Losses (“ACL”) on Loans was $21.4 million.
Management employees a process and methodology to estimate the ACL on Loans collectively analyzed for impairment including both quantitative and qualitative components. The methodology for evaluating the quantitative component includes pooling loans into portfolio segments based on the risk profile of each instrument.
The quantitative component of the estimate relies on the statistical relationship between the projected value of an economic indicator and the implied historical loss experience among a curated group of peers. Management utilizes a regression analysis to identify suitable economic variables, known as loss drivers, for each pool of loans. Based on the results of this analysis, a probability of default (PD) and a loss given default (LGD) is assigned to each potential value of an economic indicator for each pool of loans, which is applied to derive the statistical loss implications thereof. The DCF incorporates a presumed loss for each period of the calculation, as well as assumed recoveries of past losses, to reach a present value for each loan. The reserve applied to a specific instrument is the difference between the sum of the present value of future cash flows and the book balance of the loan at the measurement date.
The ACL model incorporates qualitative adjustments in order to calibrate the model for risk in each portfolio segment that reflects management’s expectation of loss conditions differing from those already captured in the quantitative component of the model.
We identified auditing the qualitative component of the ACL on pooled loans as a critical audit matter because evaluating qualitative adjustments involved a high degree of auditor judgment and audit effort, including the need to involve more experienced audit personnel including the use of internal specialists.

The primary procedures we performed to address this critical audit matter included:
•Testing controls over the qualitative component of the ACL on pooled loans, including controls addressing:
◦Relevance and reliability of data used to determine the qualitative adjustments.
◦Reasonableness of management’s judgments applied in the determination of qualitative adjustments.
◦The appropriateness of the calculation of the qualitative adjustments, including the verification that the qualitative adjustments are appropriately applied in the ACL.
◦Management’s review of the appropriateness of qualitative adjustments framework.

•Substantively testing management’s estimate, including evaluating their judgments and assumptions, for the qualitative component of the ACL on loans collectively analyzed, which included:
◦Evaluating the appropriateness of the qualitative adjustment framework, with the assistance of internal specialists.
◦Evaluating the reasonableness of management’s judgments related to the qualitative adjustments to determine if the qualitative adjustments are developed in accordance with management’s policies and were consistently applied over the period.
◦Evaluating relevance and reliability of data from internal and external sources considered in the evaluation of qualitative adjustments.
◦Evaluating the mathematical accuracy of the calculation of qualitative adjustments, including evaluating that the qualitative adjustments are appropriately applied in the ACL.

Crowe LLP

We have served as the Company's auditor since 2006.
Livingston, New Jersey
March 14, 2025

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share and per share amounts)	2024	2023
ASSETS
Cash and due from financial institutions	$26,224	$22,247
Interest-earning deposits in other financial institutions	20,811	14,600
Total cash and cash equivalents	47,035	36,847

Equity investments, at fair value	3,235	3,046

Securities available for sale, at estimated fair value (amortized cost of $617,271, net of allowance for credit losses on securities of $0 as of December 31, 2024; and amortized cost of $669,092, net of allowance for credit losses on securities of $0 as of December 31, 2023)	531,442	583,993
Securities held to maturity, (estimated fair value of $808 as of December 31, 2024 and $785 as of December 31, 2023 net allowance for credit losses of $0 as of December 31, 2024 and December 31, 2023, respectively)	808	785
FHLBNY and FRBNY Stock, at cost	9,117	5,498

Loans, net of deferred loan fees	2,071,419	1,972,664
Allowance for credit losses	(21,388)	(22,517)
Loans, net	2,050,031	1,950,147

Loans held for sale	—	—
Premises and equipment, net	16,375	14,571
Operating lease right-of-use assets	5,446	5,648
Goodwill	21,824	21,824
Bank owned life insurance	2,952	2,914
Interest rate swap assets	23,829	23,942
Accrued interest receivable and other assets	64,053	61,314
Total assets	$2,776,147	$2,710,529

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non interest-bearing	$625,762	$653,166
Interest-bearing	1,771,121	1,776,261
Total deposits	2,396,883	2,429,427

FHLBNY overnight advances	109,110	31,920
Long-term finance lease obligation	3,779	3,050
Operating lease liabilities	5,629	5,827
Dividends payable	—	1,469
Interest rate swap liabilities	23,851	23,981
Accrued interest payable and other liabilities	21,586	19,614
Total liabilities	2,560,838	2,515,288

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued as of December 31, 2024 and December 31, 2023	53	53
Additional-paid-in capital	48,783	47,773
Retained earnings	247,705	229,930
Treasury stock, at cost (555,881 shares as of December 31, 2024; 572,663 shares as of December 31, 2023)	(16,167)	(16,502)
Accumulated other comprehensive (loss)	(65,065)	(66,013)
Total shareholders' equity	215,309	195,241
Total liabilities and shareholders' equity	$2,776,147	$2,710,529

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)	2024	2023
Interest and Dividend Income:
Loans, including fees	$112,128	$97,228
Taxable securities	13,029	14,283
Tax exempt securities	1,009	1,035
Interest-earning deposits	1,398	528
Total interest and dividend income	127,564	113,074

Interest Expense:
Deposits	50,052	35,926
Borrowed funds	3,453	2,691
Total interest expense	53,505	38,617
Net interest income	74,059	74,457
Provision (credit) for credit losses	(46)	3,262
Net interest income after provision for credit losses	74,105	71,195

Non-Interest Income:
Wealth management group fee income	11,573	10,460
Service charges on deposit accounts	4,042	3,919
Interchange revenue from debit card transactions	4,426	4,606
Net (losses) on securities transactions	—	(39)
Change in fair value of equity investments	179	103
Net gain on sales of loans held for sale	214	144
Net gains (losses) on sales of other real estate owned	(18)	37
Income from bank owned life insurance	38	43
Other	2,776	5,276
Total non-interest income	23,230	24,549

Non-Interest Expenses:
Salaries and wages	28,457	26,832
Pension and other employee benefits	8,083	7,368
Other components of net periodic pension cost (benefit)	(909)	(676)
Net occupancy expenses	5,832	5,637
Furniture and equipment expenses	1,659	1,728
Data processing expense	10,093	9,840
Professional services	2,353	2,293
Marketing and advertising expense	1,182	923
Other real estate owned expenses	157	(20)
FDIC insurance	2,120	2,128
Loan expense	1,182	1,047
Other	7,041	7,143
Total non-interest expenses	67,250	64,243
Income before income tax expense	30,085	31,501
Income tax expense	6,414	6,501
Net income	$23,671	$25,000
Weighted average shares outstanding (in thousands)	4,770	4,732
Basic and diluted earnings per share	$4.96	$5.28

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
(in thousands)	2024	2023
Net income	$23,671	$25,000

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available for sale	(730)	11,524
Reclassification adjustment (losses) realized in net income	—	(14)
Net unrealized gain (loss)	(730)	11,510
Tax effect	191	(3,014)
Net of tax amount	(539)	8,496

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain arising during the period	1,985	950
Reclassification adjustment for amortization of net actuarial losses	30	63
Total before tax effect	2,015	1,013
Tax effect	(528)	(265)
Net of tax amount	1,487	748

Total other comprehensive income	948	9,244

Comprehensive income	$24,619	$34,244

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
Balances as of December 31, 2022	$53	$47,331	$211,859	$(17,598)	$(75,257)	$166,388
Cumulative effect of accounting change (a)	—	—	(1,076)	—	—	(1,076)
Balances as of January 1, 2023	53	47,331	210,783	(17,598)	(75,257)	165,312
Net income	—	—	25,000	—	—	25,000
Other comprehensive income	—	—		—	9,244	9,244
Restricted stock awards	—	1,139	—	—	—	1,139
Distribution of 26,166 shares of treasury stock granted for employee restricted stock awards, net	—	(752)	—	752	—	—
Restricted stock units for directors' deferred compensation plan	—	20	—	—	—	20
Cash dividends declared ($1.24 per share)	—	—	(5,853)	—	—	(5,853)
Distribution of 8,492 shares of treasury stock for directors' compensation	—	(147)	—	243	—	96
Sale of 14,994 shares of treasury stock (b)	—	171	—	430	—	601
Repurchase of 6,541 shares of common stock	—	—	—	(316)	—	(316)
Forfeiture of 326 shares of restricted stock awards	—	11	—	(13)	—	$(2)
Balances as of December 31, 2023	$53	$47,773	$229,930	$(16,502)	$(66,013)	$195,241

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
Balances as of January 1, 2024	53	47,773	229,930	(16,502)	(66,013)	195,241
Net income	—	—	23,671	—	—	23,671
Other comprehensive income	—	—		—	948	948
Restricted stock awards	—	1,238	—	—	—	1,238
Distribution of 6,881 shares of treasury stock granted for employee restricted stock awards, net	—	(198)	—	198	—	—
Restricted stock units for directors' deferred compensation plan	—	21	—	—	—	21
Cash dividends declared ($1.24 per share)	—	—	(5,896)	—		(5,896)
Distribution of 7,515 shares of treasury stock for directors' compensation	—	(217)	—	217	—	—
Sale of 9,322 shares of treasury stock (b)	—	161	—	269	—	430
Repurchase of 6,821 shares of common stock	—	—	—	(344)	—	(344)
Forfeiture of 115 shares of restricted stock awards	—	5	—	(5)	—	—
Balances as of December 31, 2024	$53	$48,783	$247,705	$(16,167)	$(65,065)	$215,309

(a) Implementation of ASC 326. See Adoption of New Accounting Standards" discussion in Note 1.
(b) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)	YEARS ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2024	2023
Net income	$23,671	$25,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	202	801
Amortization of intangible assets	—	—
Deferred income tax (benefit) expense	1,121	(1,609)
Provision for credit losses	(46)	3,425
Loss (gain) on disposal of fixed assets	(39)	3
Depreciation and amortization of fixed assets	1,814	2,001
Amortization of premiums on securities, net	2,259	2,458
Gains on sales of loans held for sale, net	(214)	(144)
Proceeds from sales of loans held for sale	11,867	6,569
Loans originated and held for sale	(11,653)	(6,425)
Net (gains) on sale of other real estate owned	18	(37)
Write-downs on OREO	45	3
Net change in fair value of equity investments	(179)	(103)
Net purchases of equity investments	(10)	(113)
Net (gains) on interest rate swaps	(17)	(16)
(Increase) in other assets	(2,653)	(1,298)
Increase in accrued interest payable	487	2,115
Expense related to restricted stock units for directors' deferred compensation plan	21	20
Expense related to employee restricted stock awards	1,238	1,139
Payments on operating leases	(198)	(1,594)
Increase (decrease) in other liabilities	2,119	(1,271)
Income from bank owned life insurance	(38)	(43)
Net cash provided by operating activities	29,815	30,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales, maturities, calls, and principal paydowns on securities available for sale	54,519	60,852
Proceeds from sales, maturities and principal collected on securities held to maturity	177	1,613
Purchases of securities available for sale	(4,957)	(3,209)
Purchases of securities held to maturity	(200)	—
Purchase of FHLBNY and FRBNY stock	(31,656)	(99,926)
Redemption of FHLBNY and FRBNY stock	28,037	102,625
Proceeds from sales of fixed assets	44	—
Purchases of premises and equipment	(3,626)	(462)
Proceeds from sale of other real estate owned	403	288
Net (increase) in loans	(100,464)	(144,162)
Net cash (used by) provided by investing activities	(57,723)	(82,381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in demand, interest-bearing demand, savings, and insured money market deposits	(44,191)	(107,681)
Net increase in time deposits	11,647	209,881
Net change in FHLBNY overnight advances	77,190	(63,890)
Increases in (payments on) finance leases	729	(277)
Purchase of treasury stock	(344)	(316)
Sale of treasury stock	430	601
Cash dividends paid	(7,365)	(5,840)
Net cash (used in) provided by financing activities	38,096	32,478
Net increase (decrease) in cash and cash equivalents	10,188	(19,022)
Cash and cash equivalents, beginning of period	36,847	55,869
Cash and cash equivalents, end of period	$47,035	$36,847

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$53,018	$36,502
Income Taxes	$6,084	$7,863

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$552	$378
Dividends declared, not yet paid	$—	$1,469
Right-of-use assets obtained through finance lease liabilities	$935	$—

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 and 2023

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

SECURITIES

Management determines the appropriate classification of securities at the time of purchase. If the Corporation has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized cost. Securities to be held for indefinite periods of time or not intended to be held to maturity are classified as available for sale and carried at fair value. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income on securities is recognized on an accrual basis. Unrealized holding gains and losses on securities classified as available for sale are excluded from earnings and reported as accumulated other comprehensive income (loss) in shareholders' equity, net of the related tax effects, until realized. Realized gains and losses are determined using the specific identification method.
Management assesses available for sale securities in an unrealized loss position on at least a quarterly basis, and more frequently if economic or market conditions warrant such an evaluation, to determine whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized basis is written down to fair value through current period earnings.

Available for sale securities in a loss position that do not meet either of the aforementioned criteria, are reviewed by management to determine whether the unrealized loss is due to credit-related factors or other non-credit related factors. In making this determination, management evaluates a range of variables including the extent to which fair value is less than amortized cost, existing conditions that may adversely impact the issuer, changes to the credit rating of either the issuer or the specific security, among other considerations. An allowance for credit losses is established for securities when upon evaluation, management has determined that a portion of unrealized losses are due at least in part to credit-related factors. The allowance for credit losses is determined as the difference between the present value of expected cash flows using the security's effective interest rate and the amortized basis of the security, limited to the extent by which amortized basis exceeds fair value. Expected credit losses on held to maturity securities are measured on a collective basis when similar risk characteristics exist, and on an individual basis for securities that do not share risk characteristics with those analyzed on a collective basis. Accrued interest receivable on securities is excluded from any measurement of an allowance for credit losses. As of December 31, 2024 and 2023, accrued interest receivable on securities was $1.9 million and $2.1 million, respectively.
A majority of the Corporation's available for sale securities portfolio is held in obligations issued by U.S. Government entities or agencies and enterprises affiliated with the U.S. Government. Due to the explicit or implicit guarantee of the full faith and credit of the U.S. Government, the Corporation considers these securities to carry a zero credit loss assumption. Securities included under this implication include U.S. Treasury securities, mortgage backed securities issued by government-sponsored enterprises, and SBA pooled loan securities. Management monitors conditions that may impact these zero credit loss assumptions on a regular basis.

FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK STOCK
The Bank is a member of both the FHLBNY and the FRBNY. FHLBNY members are required to own stock proportional to their level of borrowings and participation in the Mortgage Asset Program (MAP), among other factors, while FRBNY members are required to own stock proportionally based on a percentage of the Bank’s capital stock and surplus. FHLBNY and FRBNY stock are carried at cost and classified as non-marketable equities and periodically evaluated for impairment based on ultimate recovery of par value. Cash and stock dividends are reported as income.

LOANS
Loans are stated at their amortized basis, which is the amount of unpaid principal balance net of unamortized deferred loan cost and fees. An accounting policy election was made to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable is included in accrued interest and other assets on the Corporation's Consolidated Balance Sheets. The Corporation has the ability and intent to hold its loans for the foreseeable future. The Corporation’s loan portfolio is comprised of the following segments: (i) commercial and industrial, (ii) commercial mortgages, (iii) residential mortgages, and (iv) consumer loans.
Commercial and industrial loans primarily consist of loans to small and mid-sized businesses in the Corporation’s market area in a diverse range of industries. These loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Commercial mortgage loans are generally non-owner occupied commercial properties or owner occupied commercial real estate. Repayment of these loans is often dependent upon the successful operation and management of the properties and the businesses occupying the properties, as well as on the collateral securing the loan. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from their employment and other income, but are secured by real property. Consumer loans include home equity lines of credit and home equity loans, which exhibit many of the same characteristics as residential mortgages. Indirect and other consumer loans are typically secured by depreciable assets, such as automobiles, and are dependent on the borrower’s continuing financial stability.
Interest on loans is accrued and credited to operations using the interest method. Past due status is based on the contractual terms of the loan. The accrual of interest is generally discontinued and previously accrued interest is reversed when loans become 90 days delinquent. Loans may also be placed on non-accrual status if management believes such classification is otherwise warranted. Payments received on nonaccrual loans are generally applied to principal using the cost recovery method, but in limited instances may be recognized as interest income on a cash basis. Loans are generally returned to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Corporation expects to receive all of its original principal and interest. Loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the loan as an adjustment to yield, using the interest method.

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
Effective January 1, 2023, the Corporation adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings (TDR) and Vintage Disclosures, which superseded existing TDR measurement and disclosures, and added additional disclosure requirements related to modifications made on loans to borrowers experiencing financial difficulty. Under prior guidance, a TDR was deemed to have occurred when the Corporation modified a loan to a borrower experiencing financial difficulty, and where a concession was made by the Corporation. Under ASU 2022-02, the Corporation evaluates loan modifications to borrowers experiencing financial difficulty on the basis and extent of their direct impact on contractual cash flows. Modifications under this guidance include principal forgiveness, interest rate reductions, more than insignificant payment delays, term extensions, or a combination thereof. Payment delays are generally considered insignificant when the duration of the delay is less than or equal to three months.

Once a loan modification is determined to meet the aforementioned criteria, a determination is made by management as to whether the modification represents the continuation of an existing loan, or a new loan, in accordance with ASC-310-20-35-9 through 11. The Corporation considers a loan modification to represent the establishment of a new loan if the resulting terms are at least as favorable to the Corporation as the terms made to other borrowers with similar risk profiles. When a modification is determined to represent a new loan, all unamortized deferred costs and fees are immediately recognized through interest income when the modification is granted. Modifications that do not meet this criteria are considered a continuation of the existing loan, and all unamortized deferred costs and fees are carried forward as part of the modified loan's amortized basis.

ALLOWANCE FOR CREDIT LOSSES ON LOANS
The allowance for credit losses is an amount management believes will be adequate to absorb estimated lifetime credit losses inherent in its various portfolios of loans. The Corporation adopted ASC 326 - Financial Instruments-Credit Losses effective January 1, 2023. The allowance is estimated using the Corporation's CECL methodology, which utilizes historical information, current conditions, and reasonable and supportable economic forecasts to estimate expected lifetime credit losses as of the measurement date.

In November 2019, the FASB adopted an amendment to postpone the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation was eligible for and elected delayed adoption. The Corporation adopted the standard, effective January 1, 2023, and recognized a one-time cumulative adjustment to retained earnings as of January 1, 2023 to reflect the change in methodology. The cumulative-effect adjustment did not have an impact on prior year results. Retained earnings was reduced by $1.5 million, or $1.1 million, net of tax, effective January 1, 2023. The $1.5 million adjustment was reflective of the establishment of an allowance for credit losses on unfunded commitments, totaling $1.1 million, and a $0.4 million addition to the allowance for credit losses on loans, reflecting the change in methodology.
Under the Corporation's CECL methodology, loans are analyzed on either a pooled (collective) basis or an individual basis, based on an assessment of risk factors. Loans exhibiting similar risk characteristics are pooled based on assigned FFIEC Call Report codes. When a determination is made that a loan no longer exhibits risk characteristics consistent with its assigned pool, it is designated for individual analysis. Pooled loans utilize both quantitative and qualitative components to determine an appropriate estimate of the allowance for credit losses. The quantitative component is based on an estimated discounted cash flow (DCF) analysis, performed at the loan level. Underlying assumptions on which the DCF calculation is based incorporate the relationship between projected values of an economic variable, and the implied historical loss experience amongst a group of peers curated by management. The Corporation utilizes a regression analysis to identify suitable economic variables, known as loss drivers, for each pool of loans. Based on the results of this analysis, a probability of default (PD) and a loss given default (LGD) is assigned to each potential value of an economic variable for each pool of loans, which is applied to derive the statistical loss implications thereof. The DCF incorporates a presumed loss for each period of the calculation, as well as assumed recoveries of past losses, to determine a present value for each loan. A loan's modeled allowance for credit losses equals the book balance as of the measurement date, less the estimated present value of cash flows. Forecasted economic variables are applied over a four quarter period, and revert to the historical mean of the economic variable over an eight quarter period, on a straight line basis.
Based on assigned FFIEC Call Report codes, the risk characteristics of lending activities, and collateral composition among loans within Call Report codes, the Corporation has disaggregated its loan portfolio into the following nine pools:

Construction - Commercial and retail loans secured by real estate made for the purposes of on-site construction or land development, and are actively in the construction phase. This portfolio largely consists of commercial construction loans, as well as a limited number of residential single family construction-to-permanent loans. Construction loans are typically evaluated using an "as-stabilized" or "as completed" appraisal valuation, and the Corporation seeks sponsors who can provide sufficient equity and project inception or who have a proven track record of successfully completing similar projects. Specific risks associated with construction lending include fluctuations in market conditions prior to completion of the construction phase, work quality, cost overruns, and the realization of borrower assurances related to pre-sales, tenant contracts, and financial covenants, among others.
Home Equity Lines of Credit and Junior Liens - Retail loans secured by secondary or otherwise subordinate lien positions on 1-4 family residential real estate. Repayment sources generally depend on borrowers' primary source of income and terms are assessed based on borrowers' equity position in the collateralized property. Specific risks associated with secondary liens include a greater default risk than on associated primary liens as borrowers are likely to prioritize payments on outstanding debt secured by a primary lien position. Secondary lien positions are additionally exposed to greater market risk in the event of foreclosure, and therefore are more sensitive to changes in underlying collateral valuations than primary lien positions.
1-4 Family Residential First Liens - Retail and commercial loans secured by primary lien positions on 1-4 family residential real estate. For retail loans, repayment is primarily dependent on borrowers' primary source of income, with the collateralized property providing a strong secondary source or repayment. In contrast, repayment of commercial loans secured by primary liens on residential property may be more diverse and include rental income generated by the property. Specific risks include localized economic conditions, which may impact both a collateralized property's value and employment prospects for borrowers reliant on their primary source of income for repayment, as well as regulatory risks specific to housing which may inhibit a bank's ability to pursue alternative means of repayment.
Multifamily - Commercial real estate secured by residential properties comprised of greater than four livable units. Multifamily properties are commonly managed by the borrower or its affiliates and rented to tenants for residential purposes. Repayment sources generally consist of rental income generated by the property. Specific risks include a borrower's ability to attract and retain a base of tenants at rental rates in excess of those required to finance, manage, and maintain the property, as well as risks relating to demographic shifts in the population of prospective tenants.
Owner Occupied Commercial Real Estate - Commercial real estate loans secured by property occupied and or operated by the primary borrower or a related entity. Repayment is generally dependent on cash flow from the operation of the borrower's businesses, which may or may not be primarily conducted through the use of the financed property. Specific risks include borrower industry and the competence of borrowers in executing business objectives. Additionally, certain properties may be built to suit for the borrower's industry, and therefore may have limited marketability outside of a specific industry.
Non Owner Occupied Commercial Real Estate - Commercial real estate loans secured by properties managed and maintained by the borrowers, but are reliant on rental income from unrelated lessees to provide cash flow for repayment. The successful operations of tenant organizations may significantly impact borrowers' ability to service these obligations. Specific risks include the limited influence a borrower can have on tenant success, as well as potential difficulty in finding suitable or willing replacement tenants should vacancies arise. The Corporation seeks to lend to sponsors who have demonstrated a capability of aligning with strong and predictable tenants, considering both the current environment tenants operate in as well as future prospects for their industries, including their need for comparable space in the future.
Commercial and industrial - Commercial purpose loans primarily secured by the assets of borrowers businesses. These loans are extended to a diverse range of industries and may also include loans for commercial real estate purposes, but which are secured by assets other than real estate. The successful operation of borrower businesses provides the primary source of repayment for these loans. Management identifies a primary commonality amongst these loans to be inherent collateral risk exposure. Business assets may have significant variation in collateral value, and the realized liquidation value to the Corporation may be equally variable. Normal usage and industry specificity can have a considerable impact on collateral value.
Consumer - Retail loans primarily secured by vehicles or other personal collateral. Indirect auto lending comprises a majority of lending activity in this pool. Repayment is largely dependent on borrowers' primary income source, through employment or otherwise. Broad economic condition and borrowers' specific personal skill sets can significantly influence the ability to maintain an adequate employment status to service consumer debt. Relationships with auto dealership networks also impacts the quality of borrowers seeking financing for vehicles, subject to the Corporation's system of underwriting and loan review. Auto collateral values typically depreciate relatively quickly, compared to other asset classes, and expose the Corporation to additional collateral risk.

Other - Loans to borrowers whose organizations' are generally engaged in activities other than traditional business operations, such as non profit entities including medical groups, clubs and associations, religious organizations, and museums. These loans are generally classified based on their organizational structure and a common specific risk includes reliance on outside funding sources to conduct operations.
The quantitative component of the pooled allowance is supplemented by qualitative adjustments. Qualitative adjustments represent the extent to which management determines its expectation of risk differs from the results of the quantitative analysis, in large part encompassing risk factors that may not be fully captured by the quantitative model. Management uses the following nine qualitative factors when considering appropriate adjustments: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery policies, (2) national and local economic conditions and developments, including the condition of various market segments, (3) loan terms and changes in loan terms and conditions, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified, criticized, and watch-list loans, nonaccrual loans, and loan modifications to borrowers experiencing financial difficulty (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related considerations including: securitization level, type, and valuations, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition, legal, and regulatory factors. The impact of any qualitative adjustments on management's estimates are dependent upon the relationship between the results of quantitative analysis conducted under severe and protracted recessionary conditions and the current period's quantitative analysis. The additional loss rate available for qualitative adjustments is limited to the difference between the loss rate calculated under the severe recessionary scenario and the loss rate used in the current period's quantitative analysis. This methodology provides a structured framework for management to apply qualitative adjustments consistently over time.
Loans determined to require individual analysis are primarily valued and measured for credit loss based on collateral, using the collateral-dependent practical expedient as prescribed in ASC 326. Measurement is performed based on the most recently available appraisal and it is the Corporation's policy to obtain updated appraisals by independent third parties on loans secured by real estate at the time a loan is determined to require individual analysis. A specific allocation to the allowance for credit losses is made on collateral-dependent loans to the extent the value of collateral, net of adjustments for estimated selling costs and management discounts, is less than book value as of the measurement date. Loans not considered to be collaterally dependent are analyzed using a cash flow analysis. A cash flow analysis is performed using a loan's effective interest rate and is discounted to determine appropriate fair value. To the extent a loan's book balance exceeds the present value of cash flows, a specific allocation to the allowance for credit losses is made.
The Corporation established an allowance for credit losses on unfunded commitments, effective January 1, 2023 as part of its adoption of ASC 326. The Corporation records an allowance for credit losses on unfunded commitments utilizing a methodology consistent with its methodology for estimating lifetime credit losses on its portfolio of outstanding loans. The Corporation disaggregates unfunded commitments into pools congruent with its methodology for pooling outstanding loans. A funding rate is determined to represent a credit conversion factor based on historical funding experience. The loss rate applied to the estimated funded balance is equivalent to the overall loss rate applied to on-balance sheet exposures in its designated pool. The Corporation is not required to establish an allowance for credit losses on commitments that are deemed to be unconditionally cancellable at the sole discretion of the Corporation.
The allowance for credit losses is increased through a provision for credit losses charged to operations. Loans are charged against their respective allowance for credit losses when management believes the collectability of all or a portion of the principal balance is unlikely. Management's evaluation of the adequacy of the allowance for credit losses is performed on a periodic basis and takes into consideration such factors as the credit risk grade assigned to a loan, historical credit loss experience, and review of information specific and pertinent to the borrower. While management uses available information to recognize credit losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, regulatory requirements, or other new information.

LOANS HELD FOR SALE
Certain mortgage loans are originated with the intent to sell. The Bank typically retains the right to service these mortgages upon sale. Loans held for sale are recorded at the lower of cost or fair value in the aggregate and are regularly evaluated for changes in fair value. Commitments to sell loans that are originated for sale are recorded at fair value. If necessary, a valuation allowance is established with a charge to income for unrealized losses attributable to a change in market conditions.

LEASES

Leases are classified as operating or finance leases on the lease commencement date. At inception, the Corporation determines the lease term by considering the minimum contractual term and all optional renewal periods the Corporation is reasonably certain to renew. The implicit discount rate used to determine lease liabilities is based upon incremental borrowing rates the Corporation could access for similar terms as of the commencement or remeasurement date.
The Corporation records operating leases on the balance sheet as a lease liability equal to the present value of future minimum payments under the lease terms, and a right-of-use asset equal to the lease liability. The lease term is also used to calculate straight-line rent expense. The Corporation's leases do not contain residual value guarantees or material variable lease payments that may impact the Corporation's ability to pay dividends or cause the Corporation to incur additional financial obligations. Rent expense and variable lease expense are included in net occupancy expenses on the Corporation's Consolidated Statements of Income.
Finance leases are recorded at the lesser of the present value of future cash outlays using a discounted cash flow, or fair value at the beginning of the lease term. Initially, a finance lease is recorded as a building asset, and is depreciated over the shorter of the term of the lease or the estimated life of the asset. A corresponding long term lease obligation is recorded, which amortizes as payments are made on the lease. Interest expense is incurred utilizing the discount rate used to establish the value of the long term lease obligation. Amortization of the right-of-use assets arising from finance leases is expensed through net occupancy expense, and the interest on the related lease liability is recorded through interest expense on borrowings on the Corporation's Consolidated Statements of Income.

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

BANK OWNED LIFE INSURANCE

BOLI is recorded at the realizable amount under the insurance contracts as of the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the cash surrender value are recorded in other non-interest income.

OTHER REAL ESTATE AND REPOSSESSED VEHICLES

Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at estimated fair value of the property less estimated costs to sell at the time of acquisition, establishing a new carrying value. Write downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged against the allowance for credit losses. Subsequent adjustments to the carrying values of such properties arising from declines in fair value result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur. Vehicles repossessed by the Corporation are derecognized as loans receivable at the earlier of of physical possession or legal title of the vehicle, and are recorded in other assets on the Corporation's Consolidated Balance Sheets at fair value. Write downs to fair value at the time of repossession are charged against the allowance for credit losses. Gains on the sale of repossessed vehicles are credited to the allowance for credit losses as recoveries, up to the amount of any initial charge-off, while losses on the sale of repossessions are recorded as other non-interest expense. Gains on the sale of repossessions in excess of any initial charge-off is recorded as other non-interest income.

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying Consolidated Balance Sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts. The audited market value of trust assets under administration total $2.212 billion, including $301.9 million of assets held under management or administration for the Corporation, as of December 31, 2024 and $2.242 billion, including $381.3 million of assets held under management or administration for the Corporation, as of December 31, 2023.

POSTRETIREMENT BENEFITS

Pension Plan:

The Chemung Canal Trust Company Pension Plan is a non-contributory defined benefit pension plan ("Pension Plan"). The Pension Plan is a “qualified plan” under the IRS Code and therefore must be funded. Contributions are deposited to the Plan and held in trust. The Plan assets may only be used to pay retirement benefits and eligible plan expenses. The Plan was amended such that new employees hired on or after July 1, 2010 would not be eligible to participate in the Plan, however, existing participants at that time would continue to accrue benefits.
On October 20, 2016, the Corporation amended its non-contributory defined benefit pension plan to freeze future retirement benefits after December 31, 2016. Beginning on January 1, 2017, both the pay-based and service-based components of the formula used to determine retirement benefits in the Pension Plan were frozen so that participants no longer earned further retirement benefits.
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

Defined Contribution Profit Sharing, Savings and Investment Plan:

The Corporation sponsors a 401(K) defined contribution profit sharing, savings and investment plan which covers all eligible employees. The Corporation contributes a non-discretionary 3% of gross annual wages (as defined by the 401(k) plan) for each participant, regardless of the participant’s deferral, in addition to a 50% match up to 6% of gross annual wages. Contributions made on behalf of employees hired prior to January 1, 2025 vest immediately. Contributions made on behalf of employees hired on or after January 1, 2025 will vest based on years of service over a three-year period. The plan's assets consist of Chemung Financial Corporation common stock, U.S. Government securities, corporate bonds and notes, and mutual funds. The plan’s expense is the amount of non-discretionary and matching contributions and is charged to non-interest expenses in the Consolidated Statements of Income.

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

Defined Contribution Supplemental Executive Retirement Plan:

The Defined Contribution Supplemental Executive Retirement Plan is provided to certain executives to motivate and retain key management employees by providing a non-qualified retirement benefit that is payable at retirement, disability, death, and certain other events.
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

STOCK-BASED COMPENSATION

2021 Equity Incentive Plan
The Corporation's 2021 Equity Incentive Plan (the "2021 Plan") is designed to align the interests of the Corporation’s executives, senior managers, and directors with the interests of the Corporation and its shareholders, to ensure the Corporation’s compensation practices are competitive and comparable with those of its peers, and to promote the retention of select management-level employees and directors. Under the terms of the 2021 Plan, the Compensation and Personnel Committee may approve discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2021 Plan, the chief executive officer, and members of the Board of Directors. Awards are based on the performance, responsibility, and contributions of the individual and are targeted at the median of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2021 Plan may not exceed 170,000, upon which time the 2021 Plan will be amended, presented and approved by the Corporation's shareholders to include additional shares of the Corporation's common stock. Awards under the 2021 Plans may be vested no earlier than the first anniversary of the date on which the award is granted. Compensation expense for shares granted will be recognized over the vesting period of the award based upon the fair value of shares granted as of the grant date.
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

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on the Corporation's balance sheet. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value. If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations. Based on the most recent impairment reviews performed as of December 31, 2024 and 2023, the Corporation did not identify any impairment on its outstanding goodwill for the years ended December 31, 2024 and 2023.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Corporation has the ability to enter into sales of securities under agreements to repurchase. The agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the Consolidated Balance Sheets. The amount of the securities underlying the agreements continues to be carried in the Corporation's securities portfolio. The Corporation agrees to repurchase securities identical to those sold. The securities underlying the agreements are under the Corporation's control. As of December 31, 2024 and 2023, the Corporation had no securities sold under agreements to repurchase.

DERIVATIVES

The Corporation utilizes interest rate swaps with commercial borrowers and third-party counterparties as well as risk participation agreements with lead banks in participation loan relationships wherein the Corporation guarantees a portion of the fair value of an interest rate swap entered into by the lead bank. These transactions are accounted for as derivatives. The Company’s derivatives are entered into in connection with its asset and liability management activities and are not for trading purposes.
The Company does not have any derivatives designated as hedges, therefore all derivatives are considered free standing and are recorded at fair value as derivative assets or liabilities on the Consolidated Balance Sheets, with changes in fair value recognized in the consolidated statements of income as non-interest income.
Premiums received when entering into derivative contracts are recognized as part of the fair value of the derivative asset or liability and are carried at fair value with any gain or loss at inception and any changes in fair value reflected in income.
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

EARNINGS PER COMMON SHARE

Basic earnings per share is calculated using the two-class method, which is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, excluding participating securities. All outstanding unvested share-based payment awards, including those related to directors' and employee restricted stock awards, contain rights to non-forfeitable dividends and are considered participating securities when calculating basic earnings per share. Basic earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur. There were no dilutive securities issuable or outstanding for the years ending December 31, 2024 and 2023.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the Corporation’s defined benefit pension plan and other benefit plans, net of the related tax effect, which are also recognized as separate components of equity.

SEGMENT REPORTING

The Corporation has identified separate operating segments and internal financial information is primarily reported and aggregated in two lines of business, banking and wealth management services. See Note 21 for enhanced segment reporting disclosures resulting from the adoption of ASU 2023-07.

RECLASSIFICATION

Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation. Reclassification adjustments had no impact on prior year net income or shareholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, enhancing disclosure requirements for reportable segments, focusing on significant segment expenses, the identification of a segment's chief decision making officer, and the metrics used by the chief decision making officer in evaluating segment-level operating performance. The ASU was effective for fiscal years beginning after December 15, 2023. The Corporation adopted ASU 2023-07 for its fiscal year ended December 31, 2024. See Note 21 for enhancements to segment reporting disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which will require public business entities to disclose annually a tabular rate reconciliation and income taxes paid information, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% percent of the product of multiplying income from continuing operations by the applicable statutory income tax rate. Additionally, disclosure of income taxes paid by jurisdiction is required for each jurisdiction in which income taxes paid represented at least 5% of total income taxes paid. The ASU is effective for all public business entities for annual periods beginning after December 31, 2024. The adoption of this standard is expected to impact the Corporation's income tax disclosures, as presented in Note 12.

USE OF ANALOGOUS ACCOUNTING STANDARDS

Under U.S. GAAP, there is no specific guidance related to government assistance received by a for-profit entity that is not in the form of a loan, income tax credit, or revenue from a contract with a customer. Therefore, the Corporation must rely upon analogous accounting standards to determine appropriate treatment when such circumstances arise. During 2023, the Corporation accounted for the recognition of the Employee Retention Tax Credit (ERTC) using ASC 958-605, Revenue Recognition for Not-for-Profit entities. ASC 958-10-15-1 specifies that certain Subtopics within ASC 958-605 also apply to business entities. In November 2023, the FASB added a project relating to receipt of government grants by business entities to its technical agenda, and in November 2024 issued Proposed ASU 2024-ED700, Government Grants (Topic 832): Accounting for Government Grants by Business Entities. The ERTC is within the scope of this proposed ASU, however retroactive application of the standard is not required, as proposed, and the Corporation understands recognition of the ERTC through earnings during 2023 to constitute grant completion for recognition purposes.

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

(2)    RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

Generally, the Corporation is required to maintain balances with the Federal Reserve Bank of New York based upon outstanding balances of deposit transaction accounts. However, as of March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020. Therefore, as of December 31, 2024 and 2023, there were no reserve requirements with the Federal Reserve Bank of New York.
The Corporation maintained a pre-funded settlement account with a financial institution in the amount of $1.6 million for electronic funds transaction settlement purposes as of December 31, 2024 and 2023.
The Corporation also maintains a collateral restricted account with a financial institution related to the Corporation's interest rate swap program. The account serves as collateral in the event of default on the interest rate swaps with the counterparties. No collateral was held at the financial institution as of December 31, 2024, and 2023.

(3)     SECURITIES

Amortized cost and estimated fair value of securities available for sale as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. treasury notes and bonds	$59,880	$—	$2,974	$—	$56,906
Mortgage-backed securities, residential	441,191	14	75,271	—	365,934
Obligations of states and political subdivisions	37,059	—	1,554	—	35,505
Corporate bonds and notes	25,750	—	3,734	—	22,016
SBA loan pools	53,391	35	2,345	—	51,081
Total	$617,271	$49	$85,878	$—	$531,442

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. treasury notes and bonds	$59,812	$—	$4,480	$—	$55,332
Mortgage-backed securities, residential	476,240	6	72,422	—	403,824
Obligations of states and political subdivisions	39,503	—	817	—	38,686
Corporate bonds and notes	25,750	—	5,081	—	20,669
SBA loan pools	67,787	75	2,380	—	65,482
Total	$669,092	$81	$85,180	$—	$583,993

There were no proceeds from sales and calls of securities resulting in gains or losses during the year ended December 31, 2024. Proceeds from the sale of available for sale securities for the year ended December 31, 2023 were $1.2 million, and a gross loss of $14 thousand was realized on these sales. The sales were executed by Chemung Risk Management, Inc., which served as a wholly owned captive insurance company based in the State of Nevada, until dissolution by the Corporation effective December 6, 2023. The tax benefit related to these net realized losses was $4 thousand for the year ended December 31, 2023.

The amortized cost and estimated fair value of debt securities available for sale are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	December 31, 2024
	Amortized Cost	Estimated Fair Value
Within one year	$4,633	$4,522
After one, but within five years	73,487	69,676
After five, but within ten years	43,336	39,075
After ten years	1,233	1,154
Mortgage-backed securities, residential	441,191	365,934
SBA loan pools	53,391	51,081
Total	$617,271	$531,442

Amortized cost and estimated fair value of securities held to maturity as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$808	$—	$—	$—	$808

	December 31, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$785	$—	$—	$—	$785

There were no proceeds from sales of securities held to maturity during the year ended December 31, 2024. Proceeds from the sale of held to maturity securities for the year ended December 31, 2023 were $1.0 million, and a gross loss of $25 thousand was realized on these sales. The sales were executed by Chemung Risk Management, Inc., which served as a wholly owned captive insurance company based in the State of Nevada, until dissolution by the Corporation effective December 6, 2023.

The contractual maturity of securities held to maturity was as follows as of December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Within one year	$200	$200
After one, but within five years	48	48
After five, but within ten years	560	560
After ten years	—	—
Total	$808	$808

The following tables summarize the investment securities available for sale with unrealized losses, for which an allowance for credit losses has not been recorded as of December 31, 2024, and December 31, 2023 aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2024
U.S. treasury notes and bonds	$—	$—	$56,906	$2,974	$56,906	$2,974
Mortgage-backed securities, residential	5,006	111	359,722	75,160	364,728	75,271
Obligations of states and political subdivisions	107	3	35,398	1,551	35,505	1,554
Corporate bonds and notes	1,921	79	20,095	3,655	22,016	3,734
SBA loan pools	564	1	46,018	2,344	46,582	2,345
Total	$7,598	$194	$518,139	$85,684	$525,737	$85,878

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2023
U.S. treasury notes and bonds	$—	$—	$55,332	$4,480	$55,332	$4,480
Mortgage-backed securities, residential	—	—	402,986	72,422	402,986	72,422
Obligations of states and political subdivisions	17,891	241	20,686	576	38,577	817
Corporate bonds and notes	7,492	2,508	13,177	2,573	20,669	5,081
SBA loan pools	3,914	13	54,468	2,367	58,382	2,380
Total	$29,297	$2,762	$546,649	$82,418	$575,946	$85,180

Pledged Securities
The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $181.5 million as of December 31, 2024 and $255.0 million as of December 31, 2023.

Concentrations
There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceeded 10% of shareholders' equity as of December 31, 2024 or 2023.

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the change in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, structural changes in an investment, volatility in financial results of specific issuers, or deterioration in credit quality of issuers. Management assesses both qualitative and quantitative factors to determine whether an allowance for credit losses is required. The following is a discussion of the credit quality characteristics of major portfolio segments carrying material unrealized losses as of December 31, 2024.

Obligations of U.S. Governmental agencies and sponsored enterprises:
As of December 31, 2024, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Declines in fair value were attributable to changes in interest rates and market liquidity, not credit quality. All mortgage-backed securities in the available for sale securities portfolio as of December 31, 2024 were issued by FHLMC, FNMA, or GNMA. The Corporation considers these obligations to carry zero credit loss estimates, and therefore has not recorded an allowance for credit losses as of December 31, 2024.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviews the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of the issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The decrease in market value was attributable to changes in interest rates. Therefore, the Corporation considers the potential credit risk of the issuers to be immaterial, and has not recorded an allowance for credit losses as of December 31, 2024.

Equity Method Investments

The Corporation holds a non-qualified deferred compensation plan to allow a select group of management and employees the opportunity to defer all or a portion of their annual compensation, and treats assets held under this plan as equity method investments. The fair value of investments held in relation to the deferred compensation plan was $2.6 million and $2.4 million as of December 31, 2024 and 2023, respectively. The Corporation also held $0.6 million of marketable securities as equity method investments for each of the years ended December 31, 2024 and 2023, respectively.

(4)     LOANS AND ALLOWANCE FOR CREDIT LOSSES
The composition of the loan portfolio, net of deferred loan fees as of December 31, 2024 and 2023 is summarized as follows (in thousands):

	2024	2023
Commercial and industrial	$299,521	$264,396
Commercial mortgages:
Construction	94,943	138,887
Commercial mortgages, other	1,122,061	984,038
Residential mortgages	274,979	277,992
Consumer loans:
Home equity lines and loans	93,220	87,056
Indirect consumer loans	178,118	210,423
Direct consumer loans	8,577	9,872
Total loans, net of deferred loan fees	2,071,419	1,972,664
Allowance for credit losses	(21,388)	(22,517)
Loans, net of allowance for credit losses	$2,050,031	$1,950,147
The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

Accrued interest receivable on loans was $8.0 million as of December 31, 2024 and $7.8 million as of December 31, 2023. Accrued interest receivable on loans is included in the accrued interest receivable and other assets line item on the Corporation's Consolidated Balance Sheets, and is excluded from the amortized cost basis of loans and estimate of the allowance for credit losses, as presented in this Note.

Commercial and industrial loans includes agricultural loans which totaled $0.3 million as of December 31, 2024 and 2023. Agricultural loans were previously presented as a standalone loan category. Prior period information included in this Note reflects agricultural loans as a component of commercial and industrial loans.

The Corporation had no residential mortgages held for sale as of December 31, 2024 and December 31, 2023. When the Corporation has loans classified as held for sale, they are not included in the table above.
Residential mortgage and home equity loans totaling $244.6 million as of December 31, 2024 and $254.6 million as of December 31, 2023 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLBNY.
The following tables present the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2024	$5,055	$12,026	$2,194	$3,242	$22,517
Charge Offs:	(302)	—	(21)	(1,550)	(1,873)
Recoveries:	128	4	62	519	713
Net (charge offs) recoveries	(174)	4	41	(1,031)	(1,160)
Provision (1)	(361)	(816)	24	1,184	31
Ending balance, December 31, 2024	$4,520	$11,214	$2,259	$3,395	$21,388

(1) Additional provision related to off-balance sheet exposure was a credit of $77 thousand for the year ended December 31, 2024.

	December 31, 2023
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2023	$3,373	$11,576	$1,845	$2,865	$19,659
Cumulative effect adjustment for the adoption of ASC-326	909	(695)	(16)	176	374
Beginning balance after cumulative effect adjustment, January 1, 2023	4,282	10,881	1,829	3,041	20,033
Charge Offs:	(281)	—	(32)	(1,070)	(1,383)
Recoveries:	22	4	—	416	442
Net recoveries (charge offs)	(259)	4	(32)	(654)	(941)
Provision (1)	1,032	1,141	397	855	3,425
Ending balance, December 31, 2023	$5,055	$12,026	$2,194	$3,242	$22,517

(1) Additional provision related to off-balance sheet exposure was a credit of $163 thousand for the year ended December 31, 2023.

Unfunded Commitments
The allowance for credit losses on unfunded commitments represents the amount held against credit exposures which are not represented on the Consolidated Balance Sheets. The allowance is recognized as a liability, a component of other liabilities on the Consolidated Balance Sheets, with adjustments to the allowance recognized in the provision for credit losses line item on the Consolidated Statements of Income. The Corporation established an allowance for credit losses on unfunded commitments in conjunction with its adoption of ASC 326-Financial Instruments-Credit Losses.

The following table presents the activity in the allowance for credit losses on unfunded commitments for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
Allowance for credit losses on unfunded commitments	2024	2023
Beginning balance	$919	$—
Impact of adoption of ASC-326	—	1,082
Provision for credit losses on unfunded commitments	(77)	(163)
Ending balance	$842	$919

The following table presents the provision for credit losses on loans and unfunded commitments for the years ended December 31, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
Provision for credit losses	2024	2023
Provision for credit losses on loans	$31	$3,425
Provision for credit losses on unfunded commitments	(77)	(163)
Total provision (credit) for credit losses	$(46)	$3,262

The following tables present the balance in the allowance for credit losses and the amortized cost basis in loans by portfolio segment and based on analysis status as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$1,446	$106	$—	$—	$1,552
Collectively analyzed	3,074	11,108	2,259	3,395	19,836
Total ending allowance balance	$4,520	$11,214	$2,259	$3,395	$21,388

	December 31, 2023
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$1,928	$27	$—	$—	$1,955
Collectively analyzed	3,127	11,999	2,194	3,242	20,562
Total ending allowance balance	$5,055	$12,026	$2,194	$3,242	$22,517

	December 31, 2024
Loans	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually analyzed	$1,512	$4,959	$—	$—	$6,471
Loans collectively analyzed	298,009	1,212,045	274,979	279,915	2,064,948
Total ending loans balance	$299,521	$1,217,004	$274,979	$279,915	$2,071,419

	December 31, 2023
Loans	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually analyzed	$2,067	$5,968	$—	$—	$8,035
Loans collectively analyzed	262,329	1,116,957	277,992	307,351	1,964,629
Total ending loans balance	$264,396	$1,122,925	$277,992	$307,351	$1,972,664

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

The following tables summarize the amortized cost basis of loans modified during the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024
Loans modified under ASU 2022-02	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial & industrial	$—	$—	$384	$—	$—	$384	0.13%
Commercial mortgages:
Commercial mortgages, other	—	—	—	376	—	376	0.03%
Residential mortgages	—	—	—	440	—	440	0.16%
Total	$—	$—	$384	$816	$—	$1,200

(1) Represents the amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	December 31, 2023
Loans modified under ASU 2022-02	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial & industrial	$—	$—	$1,011	$—	$—	$1,011	0.38%
Commercial mortgages:						—
Commercial mortgages, other	—	—	272	1,878	—	2,150	0.22%
Consumer loans:						—
Home equity lines and loans	—	—	116	—	—	116	0.13%
Total	$—	$—	$1,399	$1,878	$—	$3,277

(1) Represents the amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023:

December 31, 2024
Effect of loan modifications under ASU 2022-02	Principal reduction (in thousands)	Weighted average interest rate reduction (%)	Weighted average term extension (in months)	Weighted-average payment delay (in months)
Commercial & industrial	$—	—%	60 months	0 months
Commercial mortgages:
Commercial mortgages, other	$—	—%	0 months	101 months
Residential mortgages	$—	—%	0 months	6 months

December 31, 2023
	Principal Reduction (in thousands)	Weighted average interest rate reduction (%)	Weighted average term extension (in months)	Weighted average payment delay (in months)
Commercial & industrial	—	—%	12 months	0 months
Commercial mortgages:
Commercial mortgages, other	—	—%	60 months	4 months
Consumer loans:
Home equity lines and loans	—	—%	180 months	0 months

The Corporation closely monitors the performance of loans that have been modified in accordance with ASU 2022-02 in order to gauge the effectiveness of its modifications, and to determine the degree to which borrowers continue to demonstrate financial weakness following modification. The following tables present the performance of such loans that were modified in the twelve month periods preceding December 31, 2024 and 2023 (in thousands):

	Twelve Months Ended December 31, 2024
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$384	$384
Commercial mortgages:
Commercial mortgages, other	—	—	—	376	376
Residential mortgages (1)	—	—	440	—	440
Total	$—	$—	$440	$760	$1,200

(1) The residential mortgage included in the above table was contractually past due as of December 31, 2024, but was otherwise performing on its modified terms.

	Twelve Months Ended December 31, 2023
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$875	$—	$—	$136	$1,011
Commercial mortgages:
Commercial mortgages, other	—	—	—	2,150	2,150
Consumer loans:
Home equity lines and loans	—	—	—	116	116
Total	$875	$—	$—	$2,402	$3,277

There was one commercial and industrial loan modified to a borrower experiencing financial difficulty during 2023 which sustained a payment default on its modified terms during the year ended December 31, 2024. Allocations totaling $0.7 million and $0.9 million were included for this loan in the allowance for credit losses as of December 31, 2024 and 2023, respectively.

The Corporation had no outstanding commitments to lend additional amounts to borrowers for which modifications subject to ASU 2022-02 were made during the years ended December 31, 2024 and 2023.

Collateral-Dependent Individually Analyzed Loans
As of December 31, 2024 and 2023, the amortized cost basis of individually analyzed loans was $6.5 million and $8.0 million respectively, of which $5.1 million and $6.3 million respectively were considered collateral-dependent. For collateral-dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, as of the measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral-dependent as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost Basis	Related Allowance	Amortized Cost Basis	Related Allowance
Commercial and industrial:
Commercial and industrial (1) (2)	$130	$65	$379	$240
Commercial mortgages:
Construction (1)	—	—	2,209	—
Commercial mortgages, other (1) (2) (3)	4,959	106	3,759	27
Total	$5,089	$171	$6,347	$267

(1) Secured by commercial real estate
(2) Secured by business assets
(3) Secured by residential real estate

The following table presents the average amortized basis in and interest income recognized on loans individually analyzed, by class, as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
With no related allowance recorded:	Average Amortized Cost Basis	Interest Income Recognized (1)	Average Amortized Cost Basis	Interest Income Recognized (1)
Commercial and industrial	$102	$4	$431	$—
Commercial mortgages:
Construction	1,753	—	443	103
Commercial mortgages	2,876	—	3,988	5
Residential mortgages	—	—	288	—
Consumer loans:
Home equity lines & loans	—	—	99	—
With an allowance recorded:
Commercial and industrial	1,797	8	1,339	55
Commercial mortgages:
Construction	—	—	—	—
Commercial mortgages	379	—	33	—
Consumer loans:
Home equity lines and loans	—	—	25	—
Total	$6,907	$12	$6,646	$163

(1) Cash basis interest income approximates interest income recognized.

The following table presents the amortized cost basis of nonaccrual loans with no related specific allocation in the allowance for credit losses, total nonaccrual loans, and loans pasts due 90 days or greater which were still accruing, by class of loans, as of December 31, 2024 and 2023 (in thousands):

	Nonaccrual with no allowance for credit losses		Nonaccrual		Loans Past Due 90 Days or More and Still Accruing
	2024	2023	2024	2023	2024	2023
Commercial and industrial	$76	$76	$1,534	$1,930	$23	$10
Commercial mortgages:
Construction	—	2,209	—	2,209	—	—
Commercial mortgages	3,981	3,732	4,959	3,760	—	—
Residential mortgages	1,372	1,315	1,372	1,315	—	—
Consumer loans:
Home equity lines and loans	613	508	613	508	—	—
Indirect consumer loans	474	687	474	687	—	—
Direct consumer loans	2	2	2	2	—	—
Total	$6,518	$8,529	$8,954	$10,411	$23	$10

The following tables present the aging of the amortized cost basis in loans as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	30 - 59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$140	$201	$702	$1,043	$298,478	$299,521
Commercial mortgages:
Construction	—	—	—	—	94,943	94,943
Commercial mortgages	1,032	—	3,258	4,290	1,117,771	1,122,061
Residential mortgages	1,529	662	696	2,887	272,092	274,979
Consumer loans:
Home equity lines and loans	231	—	364	595	92,625	93,220
Indirect consumer loans	2,101	719	235	3,055	175,063	178,118
Direct consumer loans	14	6	1	21	8,556	8,577
Total	$5,047	$1,588	$5,256	$11,891	$2,059,528	$2,071,419

	December 31, 2023
	30 - 59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$1,196	$31	$10	$1,237	$263,159	$264,396
Commercial mortgages:
Construction	2,164	—	2,207	4,371	134,516	138,887
Commercial mortgages	1,022	103	261	1,386	982,652	984,038
Residential mortgages	2,244	201	585	3,030	274,962	277,992
Consumer loans:
Home equity lines and loans	461	87	366	914	86,142	87,056
Indirect consumer loans	2,473	501	426	3,400	207,023	210,423
Direct consumer loans	2	20	—	22	9,850	9,872
Total	$9,562	$943	$3,855	$14,360	$1,958,304	$1,972,664

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

For retail loans, which include residential mortgages, indirect and direct consumer loans, and home equity lines and loans, once a loan is appropriately approved and closed, the Corporation evaluates credit quality based upon loan repayment. Retail loans that have been modified subject to ASU 2022-02, but are otherwise performing, are assigned a risk rating of Special Mention, as defined below. Retail loans are not rated until they become 90 days past due or are modified under ASU 2022-02.

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

Based on the analyses performed as of December 31, 2024, the risk category of the amortized cost basis of loans by class of loans and vintage, as well as the gross charge-offs by loan class and vintage for the period, are as follows (in thousands):

	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Commercial & Industrial
Pass	$44,130	$32,157	$34,862	$16,787	$8,326	$27,452	$108,819	$1,380	$273,913
Special Mention	810	262	3,933	—	4,390	3,673	10,203	62	23,333
Substandard	99	—	8	733	30	—	379	318	1,567
Doubtful	21	—	—	—	—	687	—	—	708
Total	45,060	32,419	38,803	17,520	12,746	31,812	119,401	1,760	299,521
Gross charge offs	—	84	200	6	—	—	12	—	302

Construction
Pass	19,344	46,954	17,568	9,058	—	1,536	483	—	94,943
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	19,344	46,954	17,568	9,058	—	1,536	483	—	94,943
Gross charge offs	—	—	—	—	—	—	—	—	—

Commercial mortgages
Pass	120,351	132,539	294,225	162,843	107,341	264,306	6,793	832	1,089,230
Special Mention	—	370	5,935	7,902	—	10,039	2,000	—	26,246
Substandard	—	2,244	1,009	321	1,014	1,982	—	—	6,570
Doubtful	—	—	—	—	—	15	—	—	15
Total	120,351	135,153	301,169	171,066	108,355	276,342	8,793	832	1,122,061
Gross charge offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Not rated	21,574	20,257	55,321	55,152	64,471	56,708	—	—	273,483
Substandard	—	—	85	771	220	420	—	—	1,496
Total	21,574	20,257	55,406	55,923	64,691	57,128	—	—	274,979
Gross charge offs	—	—	—	—	—	21	—	—	21

Home equity lines and loans
Not rated	13,833	10,657	14,094	4,879	2,503	10,259	35,015	1,252	92,492
Special Mention	—	—	115	—	—	—	—	—	115
Substandard	—	24	63	—	—	195	116	215	613
Total	13,833	10,681	14,272	4,879	2,503	10,454	35,131	1,467	93,220
Gross charge offs	—	—	1	—	—	11	1	—	13

Indirect consumer
Not rated	37,746	52,480	67,237	13,266	4,194	2,726	—	—	177,649
Substandard	75	157	107	79	11	40	—	—	469
Total	37,821	52,637	67,344	13,345	4,205	2,766	—	—	178,118
Gross charge offs	47	517	525	161	99	116	—	—	1,465

Direct consumer
Not rated	2,420	1,681	1,454	275	41	225	2,455	14	8,565
Substandard	—	—	—	—	—	—	10	2	12
Total	2,420	1,681	1,454	275	41	225	2,465	16	8,577
Gross charge offs	5	21	20	14	—	4	8	—	72
	—			—	—	—	—	—
Total loans	$260,403	$299,782	$496,016	$272,066	$192,541	$380,263	$166,273	$4,075	$2,071,419
Total Gross charge-offs	$52	$622	$746	$181	$99	$152	$21	$—	$1,873

Based on the analyses performed as of December 31, 2023, the risk category of the amortized cost basis of loans by class of loans and vintage, as well as the gross charge-offs by loan class and vintage for the period, are as follows (in thousands):

	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
Commercial & Industrial
Pass	$41,925	$40,579	$21,892	$13,541	$31,233	$10,523	$77,241	$1,662	$238,596
Special Mention	185	4,608	—	4,020	—	4,690	9,137	482	23,122
Substandard	—	24	991	109	23	456	—	161	1,764
Doubtful	—	—	—	—	—	790	75	49	914
Total	42,110	45,211	22,883	17,670	31,256	16,459	86,453	2,354	264,396
Gross charge offs	—	—	—	—	9	272	—	—	281

Construction
Pass	46,951	68,483	19,066	—	28	1,669	481	—	136,678
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,207	2	—	—	2,209
Doubtful	—	—	—	—	—	—	—	—	—
Total	46,951	68,483	19,066	—	2,235	1,671	481	—	138,887
Gross charge offs	—	—	—	—	—	—	—	—	—

Commercial mortgages
Pass	110,864	260,763	161,858	113,198	57,782	244,211	5,197	767	954,640
Special Mention	—	2,533	8,189	2,609	—	8,642	—	—	21,973
Substandard	272	1,107	345	1,022	—	4,555	97	—	7,398
Doubtful	—	—	—	—	—	27	—	—	27
Total	111,136	264,403	170,392	116,829	57,782	257,435	5,294	767	984,038
Gross charge offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Not rated	18,653	58,098	60,024	71,369	15,948	52,585	—	—	276,677
Substandard	—	75	346	—	169	725	—	—	1,315
Total	18,653	58,173	60,370	71,369	16,117	53,310	—	—	277,992
Gross charge offs	—	32	—	—	—	—	—	—	32

Home equity lines and loans
Not rated	13,552	16,384	5,821	3,134	2,867	10,400	33,275	1,115	86,548
Substandard	—	77	—	—	—	293	25	113	508
Total	13,552	16,461	5,821	3,134	2,867	10,693	33,300	1,228	87,056
Gross charge offs	—	—	—	—	—	—	6	—	6

Indirect consumer
Not rated	72,264	98,008	23,015	9,192	3,870	3,387	—	—	209,736
Substandard	119	246	135	48	36	103	—	—	687
Total	72,383	98,254	23,150	9,240	3,906	3,490	—	—	210,423
Gross charge offs	184	375	215	121	21	55	—	—	971

Direct consumer
Not rated	3,005	2,745	785	256	53	324	2,697	5	9,870
Substandard	—	—	—	2	—	—	—	—	2
Total	3,005	2,745	785	258	53	324	2,697	5	9,872
Gross charge offs	4	15	8	6	—	54	6	—	93
	—			—	—	—	—	—
Total loans	$307,790	$553,730	$302,467	$218,500	$114,216	$343,382	$128,225	$4,354	$1,972,664
Total Gross charge-offs	$188	$422	$223	$127	$30	$381	$12	$—	$1,383

(5)    PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Land	$4,298	$4,664
Buildings	39,462	40,727
Projects in progress	78	11
Equipment and furniture	36,975	37,237
Leasehold improvements	5,726	4,874
	86,539	87,513
Less accumulated depreciation and amortization	70,164	72,942
Net book value	$16,375	$14,571

Depreciation expense was $1.8 million and $2.0 million for 2024 and 2023, respectively.

In July 2024, after receiving required approvals from the FRBNY and the NYSDFS, the Corporation announced the closure of its branch at 806 West Buffalo Street, Ithaca, New York, ("Ithaca Station") effective November 15, 2024. Management determined to classify the property as held for sale as of December 31, 2024, pursuant to the requirements of ASC 360 - Property, Plant, and Equipment. At the initial held for sale measurement date, the disposal group’s (held for sale property's) carrying value was $0.7 million, compared to an appraised value less selling costs of $1.3 million, therefore the held for sale property was initially measured at $0.7 million. As of December 31, 2024, $0.7 million was included in the line item premises and equipment, net, on the Corporation’s Consolidated Balance Sheets related to this held for sale asset. During the fourth quarter of 2024, the Corporation entered into an agreement with a third party to sell the property, with a targeted closing date in the first half of 2025. Management determined there was no impairment of the disposal group during the year ended December 31, 2024.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2044.

The Corporation has included these finance leases in premises and equipment as follows:

	2024	2023
Buildings	$6,507	$5,572
Accumulated depreciation	(3,236)	(2,872)
Net book value	$3,271	$2,700

(6)    LEASES

Operating Leases
The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of December 31, 2024, the weighted average remaining lease term was 6.9 years with a weighted average discount rate of 3.51%. Rent expense was $1.0 million for each of the years ended December 31, 2024 and 2023. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties as of December 31, 2024 and December 31, 2023 classified as operating leases consist of the following (in thousands):

	2024	2023
Operating lease right-of-use asset	$5,648	$6,449
Less: accumulated amortization	(772)	(801)
Less: lease termination	—	—
Add: lease modifications	570	—
Operating lease right-of-use-assets, net	$5,446	$5,648

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of December 31, 2024 (in thousands):

Year	Amount
2025	$959
2026	965
2027	977
2028	845
2029	827
2030 and thereafter	1,764
Total minimum lease payments	6,337
Less: amount representing interest	(708)
Present value of net minimum lease payments	$5,629

As of December 31, 2024, the Corporation had one operating lease that was signed, for which the extension had not yet commenced.

Finance Leases
The Corporation leases certain buildings under finance leases. In May, 2024, the Corporation added $0.9 million in right-of-use assets and finance lease liabilities. The lease arrangements require monthly payments through 2044. As of December 31, 2024, the weighted average remaining lease term was 11.4 years with a weighted average discount rate of 4.01%. The Corporation has included these leases in premises and equipment as of December 31, 2024 and December 31, 2023.
The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of December 31, 2024 (in thousands):

Year	Amount
2025	$486
2026	502
2027	505
2028	505
2029	511
2030 and thereafter	2,436
Total minimum lease payments	4,945
Less: amount representing interest	(1,166)
Present value of net minimum lease payments	$3,779

As of December 31, 2024, the Corporation had no finance leases that were signed, but had not yet commenced.

(7)            GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
End of year	$21,824	$21,824

The Corporation's goodwill in the core banking segment arose from multiple acquisitions over the past three decades: Owego National Bank (1995); three branches of M&T Bank (2008); Canton Bancorp, Inc. (2009) and Fort Orange Financial Corporation (2011).

Acquired intangible assets were as follows as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024		As of December 31, 2023
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,975	$5,975	$5,975
Other customer relationship intangibles	5,633	5,633	5,633	5,633
Total	$11,608	$11,608	$11,608	$11,608

There is no aggregate amortization expense for 2024 and 2023. There is no remaining estimated aggregate amortization expense as of December 31, 2024.

(8)    DEPOSITS

A summary of deposits as of December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Non interest-bearing demand deposits	$625,762	$653,166
Interest-bearing demand deposits	306,536	291,138
Insured money market deposits	595,123	623,714
Savings deposits	245,550	249,144
Certificates of deposits $250,000 or less	401,563	365,058
Certificates of deposits greater than $250,000	101,125	76,804
Brokered deposits (1)	92,159	142,776
Other time deposits (2)	29,065	27,627
Total	$2,396,883	$2,429,427
(1) Brokered deposits which are individually $250,000 and under.
(2) Includes Individual Retirement Accounts and Christmas Club Accounts.

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

Scheduled maturities of time deposits as of December 31, 2024, are summarized as follows (in thousands):

Year	Maturities
2025[1]	$591,926
2026	18,428
2027[2]	11,726
2028	1,184
2029	648
2030 and thereafter	—
Total	$623,912

1 $80.0 million of 2025 maturities represent brokered deposits.
2 $9.5 million of 2027 maturities represent brokered deposits which are callable by the Corporation, monthly.

Time deposits that meet or exceed the FDIC Insurance limit of $250 thousand as of December 31, 2024 and 2023 were $107.6 million and $81.0 million, respectively.

(9)    FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

FHLBNY overnight advances totaled $109.1 million and $31.9 million as of December 31, 2024 and 2023, respectively. The Corporation held no fixed rate term advances as of December 31, 2024 and 2023, respectively.

The following is a summary of FHLBNY overnight advances as of December 31, 2024 and 2023. The carrying amount includes the advance balance (in thousands):

2024			2023
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
$109,110	4.69%	January 2, 2025	$31,920	5.64%	January 2, 2024

The Bank has pledged $244.6 million and $254.6 million of residential mortgage and home equity loans under a blanket lien arrangement as of December 31, 2024 and 2023, respectively, as collateral for future borrowings. Based on this collateral and additional securities held, the Bank's unused borrowing capacity at the FHLBNY was $112.0 million as of December 31, 2024.

(10)    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the years ended December 31, 2024 and 2023 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Year ended December 31, 2024
Revenue by Operating Segment:	Core Banking	WMG	Holding Company and CFS	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,997	$—	$—	$2,997
Other	1,045	—	—	1,045
Interchange revenue from debit card transactions	4,426	—	—	4,426
WMG fee income	—	11,573	—	11,573
CFS fee and commission income	—	—	1,054	1,054
Net gains (losses) on sales of OREO	(18)	—	—	(18)
Net gains on sales of loans(a)	214	—	—	214
Net gains on sales of securities(a)	—	—	—	—
Loan servicing fees(a)	144	—	—	144
Change in fair value of equity securities(a)	203	—	(24)	179
Income from bank-owned life insurance(a)	38	—	—	38
Other(a)	1,578	—	—	1,578
Total non-interest income	$10,627	$11,573	$1,030	$23,230

(a) Not within scope of ASC 606.
(b) The Holding Company and CFS, column above includes amounts to eliminate transactions between segments.

	Year ended December 31, 2023
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$3,096	$—	$—	$3,096
Other	823	—	—	823
Interchange revenue from debit card transactions	4,606	—	—	4,606
WMG fee income	—	10,460	—	10,460
CFS fee and commission income	—	—	995	995
Net gains (losses) on sales of OREO	37	—	—	37
Net gains on sales of loans(a)	144	—	—	144
Net gains on sales of securities(a)	(39)	—	—	(39)
Loan servicing fees(a)	144	—	—	144
Change in fair value of equity securities(a)	228	—	(125)	103
Income from bank-owned life insurance(a)	43	—	—	43
Other(a)	4,068	—	69	4,137
Total non-interest income	$13,150	$10,460	$939	$24,549

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
Interchange Revenue from Debit Card Transactions: The Corporation earns interchange fees from debit cardholder transactions conducted through the Mastercard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to cardholders.
WMG Fee Income (Gross): The Corporation earns wealth management fees from its contracts with trust customers to manage assets for investment, and/or to conduct transactions on their accounts. These fees are primarily earned over time as the Corporation provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM).
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

(11)    DERIVATIVES

As part of the Corporation's product offerings, the Corporation acts as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's Consolidated Balance Sheets. The Corporation manages its exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties which mirror the terms of the interest rate swaps entered into with the commercial borrowers. These positions directly offset each other and the Corporation's exposure is the fair value of the derivatives due to potential changes in credit risk of our commercial borrowers and third parties. The Corporation also enters into risk participation agreements with lead banks on commercial loans in which it participates. The Corporation receives an upfront fee for participating in the credit exposure of the interest rate swap associated with the commercial loan in which it is a participant and the fee received is recognized immediately in other non-interest income. The Corporation is exposed to its share of the credit loss equal to the fair value of the interest rate swap in the event of nonperformance by the counterparty of the interest rate swap. The Corporation determines the fair value of the credit loss exposure using an estimated credit default rate based on the historical performance of similar assets.
The notional amount of an interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreement. As of December 31, 2024, the Corporation held derivatives not designated as hedging instruments with a total notional amount of $703.2 million. Derivatives not designated as hedging instruments included back-to-back interest rate swaps of $680.2 million, consisting of $340.1 million of interest rate swaps with commercial borrowers and an additional $340.1 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms, and risk participation agreements with lead banks of $23.0 million. Free-standing derivatives are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded in other non-interest income.
Accrued interest receivable and payable related to these swaps of $0.5 million and $0.7 million, respectively, is included in other assets and liabilities in the Corporation's Consolidated Balance Sheets as of December 31, 2024 and 2023.

The following table presents information regarding derivative financial instruments, as of December 31:

2024
Derivatives not designated as hedging instruments:	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value
Interest rate swap agreements on loans with commercial loan customers	51	$340,117	5.5	4.53%	6.37%	$(23,411)
Interest rate swap agreements with third-party counter-parties	51	340,117	5.5	6.37%	4.53%	23,395
Risk participation agreements	5	22,988	7.8			(6)
Total	107	$703,222				$(22)

2023
Derivatives not designated as hedging instruments:	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value
Interest rate swap agreements on loans with commercial loan customers	47	$315,526	6.6	4.36%	7.36%	$(19,355)
Interest rate swap agreements with third-party counter-parties	47	315,526	6.6	7.36%	4.36%	19,316
Risk participation agreements	4	16,432	7.8			—
Total	98	$647,484				$(39)

There was an immaterial off-balance sheet exposure for the risk participation agreements as of December 31, 2024, and December 31, 2023.

Amounts included in the Consolidated Statements of Income related to derivatives not designated as hedging instruments were as follows:

	Years Ended December 31,
Derivatives not designated as hedging instruments:	2024	2023
Interest rate swap agreements with commercial loan customers:
Unrealized (loss) recognized in non-interest income	$(4,056)	$7,081
Interest rate swap agreements with third-party counter-parties:
Unrealized gain recognized in non-interest income	4,079	(7,065)
Risk participation agreements:
Unrealized gain (loss) recognized in non-interest income	(6)	—
Unrealized gain (loss) recognized in non-interest income	$17	$16

(12)            INCOME TAXES

For the years ended December 31, 2024 and 2023, income tax expense attributable to income from operations consisted of the following (in thousands):

	2024	2023
Current expense:
Federal	$4,877	$7,149
State	416	961
Total current	5,293	8,110
Deferred expense/(benefit):
Federal	1,029	(1,271)
State	92	(338)
Total deferred	1,121	(1,609)
Income tax expense	$6,414	$6,501

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows (in thousands):

	2024	2023
Statutory federal tax rate	21%	21%
Tax computed at statutory rate	$6,318	$6,615
Increase (reduction) resulting from:
Tax-exempt income	(528)	(509)
831(b) premium adjustment	—	(202)
Dividend exclusion	(10)	(9)
State taxes, net of Federal impact	437	580
Nondeductible interest expense	51	38
Other items, net	146	(12)
Income tax expense	$6,414	$6,501
Effective tax rate	21.3%	20.6%
The lower tax expense in 2024 when compared to 2023 can be attributed to a decrease in pretax income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023, are presented below (in thousands):

Deferred tax assets:	2024	2023
Allowance for credit losses	$5,858	$5,775
Depreciation	1,122	1,408
Deferred compensation and directors' fees	1,444	1,388
Operating lease liabilities	1,435	1,484
Purchase accounting adjustment – fixed assets	154	153
Net unrealized losses on securities available for sale	22,487	22,296
Defined benefit pension and other benefit plans	527	1,054
Nonaccrued interest	381	484
Accrued expense	74	96
Other items, net	135	133
Total gross deferred tax assets	33,617	34,271

Deferred tax liabilities:
Deferred loan fees and costs	1,220	1,389
Prepaid pension	4,283	4,144
Discount accretion	163	121
Core deposit intangible	1,821	1,790
REIT dividend	775	—
Operating lease right-of-use assets	1,435	1,484
Accrual for employee benefit plans	11	8
Other items, net	241	210
Total gross deferred tax liabilities	9,949	9,146
Net deferred tax asset	$23,668	$25,125

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
As of December 31, 2024 and 2023, the Corporation did not have any unrecognized tax benefits.
The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes. As of December 31, 2024 and 2023, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.
The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2021 and for New York State taxing authorities for the year prior to 2021. New York State taxing authorities recently completed audits of the Corporation for the years 2018, 2019, and 2020. There were no adjustments as a result of the New York State audits.

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status as of December 31, 2024 and 2023 (in thousands):

Change in projected benefit obligation:	2024	2023
Benefit obligation at beginning of year	$31,023	$30,506
Service cost	—	—
Interest cost	1,531	1,605
Actuarial (gain) loss	(1,133)	1,098
Curtailments	—	—
Settlements	—	—
Benefits paid	(2,252)	(2,186)
Benefit obligation at end of year	$29,169	$31,023

Change in plan assets:	2024	2023
Fair value of plan assets at beginning of year	$46,950	$44,656
Actual return on plan assets	3,409	4,480
Employer contributions	—	—
Settlements	—	—
Benefits paid	(2,252)	(2,186)
Fair value of plan assets at end of year	$48,107	$46,950

Funded status	$18,938	$15,927

Amount recognized in accumulated other comprehensive income (loss) as of December 31, 2024 and 2023 consist of the following (in thousands):

	2024	2023
Net actuarial loss	$1,936	$3,961
Prior service cost	—	—
Total before tax effects	$1,936	$3,961

The accumulated benefit obligation as of December 31, 2024 and 2023 was $29.2 million and $31.0 million, respectively.

Actuarial gains in the Projected Benefit Obligation (PBO) in 2024 were primarily the result of the increase in discount rate. The increase in discount rate caused the PBO to decrease by $1.5 million. Other sources of gain/loss such as plan experience, updated census data and minor adjustments to actuarial assumptions generated a combined loss of approximately 1.3% of expected year end obligations.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2024 and 2023 were as follows:

	2024	2023
Discount rate	5.63%	5.07%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) in 2024 and 2023 consist of the following (in thousands):

Net periodic benefit cost	2024	2023
Service cost, benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	1,531	1,605
Expected return on plan assets	(2,517)	(2,391)
Amortization of net loss	—	36
Amortization of prior service cost	—	—
Recognized (gain) loss due to settlements	—	—
Net periodic cost (benefit)	$(986)	$(750)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2024	2023
Net actuarial (gain) loss	$(2,025)	$(990)
Recognized loss	—	(37)
Amortization of prior service cost	—	—
Total recognized in other comprehensive income (loss) (before tax effect)	$(2,025)	$(1,027)

Total recognized in net (benefit) cost and other comprehensive income (loss) (before tax effect)	$(3,011)	$(1,777)

During 2024, the plan's total unrecognized net loss decreased by $2.0 million. The variance between the actual and expected return on plan assets during 2024 decreased the total unrecognized net loss by $0.9 million. Because the total unrecognized net gain or loss is less than the greater of 10% of the projected benefit obligation or 10% of the plan assets, no amortization is necessary. As of January 1, 2024, the average expected future life expectancy of plan participants was 21.7 years. Actual results for 2025 will depend on the 2025 actuarial valuation of the plan.

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2024, 2023 were as follows:

	2024	2023
Discount rate	5.07%	5.42%
Expected return on assets	5.50%	5.50%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A
The discount rate was determined by projecting the plan's expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for he single equivalent discount rate that resulted in the same projected benefit obligation. A 1% increase/(decrease) in the discount rate would have increased/(decreased) the net pension cost for 2024 by $142,000/$(48,000) and (decreased)/increased the year-end projected benefit obligation by $(2.4)/$2.8 million. The change in unrecognized net gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2024 the unrecognized net loss decreased by 6.5% of the December 31, 2023 projected benefit obligation.

The Corporation changes important assumptions whenever conditions warrant changes. As of December 31, 2024 and December 31, 2023, the Corporation used the Society of Actuaries PRI-2012 Private Retirement Plans Mortality Table with Mortality Improvement Scale MP-2021 as a basis for the Plan's valuation. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.
The Corporation's overall investment strategy is to achieve a mix of investments that protects the value of plan assets while facilitating near-term benefit payments with a diversification of asset types. The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds. Other investments may consist of mutual funds, money market funds and cash & cash equivalents. While no significant changes in the asset allocations are expected during 2025, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a CAPM using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2024	Percentage of Plan Assets as of December 31,		Expected Long-Term Rate of Return
		2024	2023
Large cap domestic equities	0% - 30%	15%	41%	12.1%
Mid-cap domestic equities	0% - 6%	—%	2%	—%
Small-cap domestic equities	0% - 5%	—%	1%	—%
International equities	0% - 6%	—%	3%	—%
Emerging market equities	0% - 5%	—%	—%	—%
Intermediate fixed income	60% - 100%	69%	37%	2.7%
Alternative assets	0% - 15%	—%	—%	—%
Cash	0% - 25%	16%	16%	1.4%
Total		100%	100%

The investment policy of the plan is to provide for stability in the value of plan assets and current income production without undue exposure to risk. The Corporation maintains an Investment Policy Statement (IPS) that guides the investment allocation in the plan. The IPS describes the target asset allocation positions as shown in the table above.
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
As of December 31, 2024 and 2023, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.
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

The fair value of the plan assets as of December 31, 2024 and 2023, by asset class are as follows (in thousands):

		Fair Value Measurement as of December 31, 2024 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$7,577	$7,577	$—	$—
Equity securities:
U.S. companies	—	—	—	—

Mutual funds	38,620	38,620	—	—

Debt securities:
U.S. Treasuries/Government bonds	1,910	1,910	—	—
U.S. Corporate bonds	—	—	—	—
Total plan assets	$48,107	$48,107	$—	$—

		Fair Value Measurement as of December 31, 2023 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$7,503	$7,503	$—	$—
Equity securities:
U.S. companies	19,374	19,374	—	—

Mutual funds	17,905	17,905	—	—

Debt securities:
U.S. Treasuries/Government bonds	1,920	1,920	—	—
U.S. Corporate bonds	248	248	—	—
Total plan assets	$46,950	$46,950	$—	$—

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan (in thousands):

Calendar Year	Future Expected Benefit Payments
2025	$2,415
2026	$2,418
2027	$2,418
2028	$2,381
2029	$2,355
2030-2034	$11,220

The Corporation does not expect to contribute to the plan during 2025. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

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
Expense related to these plans totaled $1.6 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively. The plan's assets as of December 31, 2024 and 2023 include 112,006 and 124,214 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status as of December 31, 2024 and 2023 (in thousands):

Changes in accumulated postretirement benefit obligation:	2024	2023
Accumulated postretirement benefit obligation - beginning of year	$76	$95
Service cost	—	—
Interest cost	5	5
Participant contributions	17	18
Amendments	—	—
Actuarial (gain) loss	40	3
Benefits paid	(51)	(45)
Accumulated postretirement benefit obligation at end of year	$87	$76

Change in plan assets:	2024	2023
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	34	27
Plan participants’ contributions	17	18
Benefits paid	(51)	(45)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(87)	$(76)

Amount recognized in accumulated other comprehensive income (loss) as of December 31, 2024 and 2023 consist of the following (in thousands):

	2024	2023
Net actuarial loss	$123	$102
Prior service credit	—	—
Total before tax effects	$123	$102

Weighted-average assumption for disclosure as of December 31:	2024	2023
Discount rate	5.63%	5.07%
Assumed rate of future compensation increase	N/A	N/A
Health care cost trend: Initial (Pre-65/Post 65)	7.50% / 6.50%	8.00% / 7.00%
Health care cost trend: Ultimate (Pre-65/Post 65)	4.75% / 4.75%	4.75% / 4.75%
Year ultimate cost trend reached	2033 / 2032	2033 / 2032

The components of net periodic postretirement benefit cost for the years ended December 31, 2024 and 2023 are as follows (in thousands):

Net periodic cost (benefit)	2024	2023
Service cost	$—	$—
Interest cost	5	5
Expected return on plan assets	—	—
Amortization of prior service benefit	—	—
Recognized actuarial loss	19	19
Recognized prior service benefit due to curtailments	—	—
Net periodic postretirement cost (benefit)	$24	$24

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2024	2023
Net actuarial (gain) loss	$40	$3
Recognized actuarial loss	(19)	(19)
Prior service credit	—	—
Amortization of prior service benefit	—	—
Total recognized in other comprehensive income (loss)(before tax effect)	$21	$(16)

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$45	$8

Actuarial loss for 2024 is primarily the net impact of an increase in discount rate, which decreased the Accumulated Postretirement Benefit Obligation (APBO) by $2 thousand, and the reflection of updated data and claims experience, which increased the APBO by $43 thousand. All other sources of gain or loss had a combined net impact of less than $1 thousand.

During 2024 the plan's total unrecognized net loss increased by $21 thousand. Because the total unrecognized net gain or loss in the plan exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average future life expectancy of all plan participants. As of January 1, 2024, the average future life expectancy of all plan participants was 6 years. Actual results for 2025 will depend on the 2025 actuarial valuation of the plan.
The change in unrecognized gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2024, the unrecognized net loss increased by 27% of the December 31, 2023 accumulated postretirement benefit obligation. The Corporation changes important assumptions whenever changing conditions warrant. The discount rate and per capita costs are typically changed at least annually. Other material assumptions include rates of participant mortality and rates of increase in medical costs.

Weighted-average assumptions for net periodic cost as of December 31:	2024	2023
Discount rate	5.07%	5.42%
Expected return on plan assets	N/A	N/A
Assumed rate of future compensation increase	N/A	N/A
Health care cost trend: Initial	7.75% / 6.75%	8.00% / 7.00%
Health care cost tread: Ultimate	4.75% / 4.75%	4.75% / 4.75%
Year ultimate reached	2033 / 2032	2033 / 2032

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten (in thousands):

Calendar Year	Future Estimated Benefit Payments
2025	$15
2026	$14
2027	$13
2028	$12
2029	$11
2030-2034	$36

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees. The amount expected to be required in contributions to the plan during 2025 is $15 thousand.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded as of December 31, 2024 and 2023.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status as of December 31, 2024 and 2023 (in thousands):

Change in projected benefit obligation:	2024	2023
Benefit obligation at beginning of year	$924	$948
Service cost	—	—
Interest cost	44	48
Actuarial (gain) loss	—	37
Benefits paid	(109)	(109)
Projected benefit obligation at end of year	$859	$924

Changes in plan assets:	2024	2023
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	109	109
Benefits paid	(109)	(109)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(859)	$(924)

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2024 and 2023 consist of the following (in thousands):

	2024	2023
Net actuarial loss	$192	$202
Prior service cost	—	—
Total before tax effects	$192	$202

Accumulated benefit obligation was $0.9 million as of December 31, 2024 and 2023, respectively.

Weighted-average assumption for disclosure as of December 31:	2024	2023
Discount rate	5.63%	5.07%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

The components of net periodic benefit cost for the years ended December 31, 2024 and 2023 are as follows (in thousands):

Net periodic benefit cost	2024	2023
Service cost	$—	$—
Interest cost	44	48
Recognized actuarial loss	11	7
Net periodic postretirement benefit cost	$55	$55

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):	2024	2023
Net actuarial (gain) loss	$—	$37
Recognized actuarial loss	(11)	(7)
Total recognized in other comprehensive income (loss) (before tax effect)	$(11)	$30

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$44	$85

During 2024, there was a $30 thousand decrease in the projected benefit obligation as a result of the increase in discount rate. Offsetting this was a $30 thousand increase in PBO due to participant mortality (longevity) experience. There were no other significant sources of gain or loss during 2024.
During 2024, the plan's total unrecognized net loss decreased by $10 thousand. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average future life expectancy of all participants. As of January 1, 2025, the average future life expectancy of plan participants was 9.64 years.

Weighted-average assumptions for net periodic cost as of December 31:	2024	2023
Discount rate	5.07%	5.42%
Expected asset return	N/A	N/A
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

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
The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2024 the unrecognized net loss decreased 1.1% of the December 31, 2023 projected benefit obligation.

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan (in thousands):

Calendar Year	Future Estimated Benefit Payments
2025	$108
2026	$104
2027	$99
2028	$94
2029	$88
2030-2034	$354

Contributions for an unfunded pension plan are equal to the benefit payments being made during the year. The Corporation expects to contribute $110 thousand to the plan during 2025.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers, which was initiated in 2012. The plan is unfunded as of December 31, 2024 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events. The accrued obligation for the plan as of December 31, 2024 and 2023 was $4.0 million and $3.4 million, respectively. A total of $0.7 million and $0.6 million was expensed during the years ended December 31, 2024 and 2023, respectively. In addition to each participant's account being credited with the annual company contribution, each account will receive a quarterly interest credit that will be calculated based upon the average yield on five year U.S. Treasury Notes.
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
Under the terms of the 2021 Plan, the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2021 Plan, including the Chief Executive Officer, other executive officers, and members of the Board of Directors. Awards are based on the performance, responsibility and contributions of the individual and are targeted at an average of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2021 Plan may not exceed 170,000. Awards under the 2021 Plan may generally be vested no earlier than the first anniversary of the date on which the award is granted. Shares fully vest on the fifth anniversary of the grant date for employees, and on the first anniversary of the grant date for the Chief Executive Officer and members of the Board of Directors. Compensation expense for shares granted is recognized over the vesting period of the award based on the closing price of the Corporation's stock on the grant date.
Total compensation expense related to the 2021 Plan was $1.2 million in both 2024 and 2023. During 2024 and 2023, a total of 14,396 and 34,658 shares, respectively, were re-issued from treasury to fund stock compensation. Effective for the 2024 fiscal year and thereafter, annual stock compensation is expected to be awarded the second month after the close of the fiscal year for the Corporation's employees and Chief Executive Officer.

A summary of restricted stock activity as of December 31, 2024, and changes during the year ended is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested as of December 31, 2023	62,984	$45.87
Granted	14,396	$47.70
Vested	(27,562)	$45.39
Forfeited or Cancelled	(115)	$47.71
Nonvested as of December 31, 2024	49,703	$46.67

As of December 31, 2024, there was $1.7 million of total unrecognized compensation cost related to nonvested shares granted under the prior plan and the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 3.27 years. The total fair value of shares vested during the years ended December 31, 2024 and 2023 were $1.4 million and $1.2 million, respectively.

(15)    RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with the Corporation. These loans are summarized as follows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Balance at beginning of year	$26,058	$28,062
New loans or additional advances	175	77
Effect of changes in composition of related parties	—	(4)
Repayments	(820)	(2,077)
Balance at end of year	$25,413	$26,058

Deposits from principal officers, directors, and their affiliates as of December 31, 2024 and 2023 were $43.1 million and $36.0 million, respectively.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM expense totaling $9 thousand per month for each of the years ended December 31, 2024 and 2023. Rent and CAM paid to this Board member totaled $110 thousand and $118 thousand for the years ended December 2024 and 2023, respectively.
WMG provided trust services to members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners. WMG fee income for the trust services provided totaled $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

(16)    COMMITMENTS AND CONTINGENCIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used and off-balance sheet risk of credit loss exists up to the face amount of these instruments. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The following table presents the contractual amounts of financial instruments with off-balance sheet risk as of December 31, 2024 and 2023 (in thousands):

	2024		2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$12,025	$67,501	$23,809	$78,790
Unused lines of credit	$4,484	$355,872	$3,387	$332,439
Standby letters of credit	$—	$19,180	$—	$11,317

Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of December 31, 2024, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 5.88% to 7.38% and maturities ranging from five years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of December 31, 2024, the fixed rate commercial draw commitments have interest rates ranging from 3.25% to 7.88%.
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
In conjunction with the Corporation's adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), an allowance for credit losses on unfunded commitments was established as of January 1, 2023. The allowance is based on the same methodology as the allowance for credit losses on loans and utilizes credit conversion factors to determine balance sheet equivalents. As of December 31, 2024 and 2023, the allowance for credit losses on unfunded commitments was $0.8 million and $0.9 million, respectively.
The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $19.2 million as of December 31, 2024 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. The carrying amount and fair value of the Corporation's standby letters of credit as of December 31, 2024 was not significant.
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

(17)    PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting) (in thousands):

BALANCE SHEETS - DECEMBER 31	2024	2023
Assets:
Cash and cash equivalents	$2,252	$6,635
Investment in subsidiary - Chemung Canal Trust Company	209,709	185,159
Investment in subsidiary - CFS Group, Inc.	1,450	1,418
Dividends receivable from subsidiary bank	—	1,469
Equity investments, at fair value	180	204
Other assets	1,977	1,850
Total assets	$215,568	$196,735
Liabilities and shareholders' equity:
Dividends payable	$—	$1,469
Other liabilities	259	25
Total liabilities	259	1,494
Shareholders' equity:
Total shareholders' equity	215,309	195,241
Total liabilities and shareholders' equity	$215,568	$196,735

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2024	2023
Dividends from subsidiary bank and non-bank	$1,475	$7,204
Interest and dividend income	35	11
Non-interest income	(24)	(125)
Non-interest expenses	296	345
Income before impact of subsidiaries' undistributed earnings	1,190	6,745
Equity in undistributed earnings of Chemung Canal Trust Company	22,344	18,267
Equity in undistributed earnings of CFS Group, Inc.	32	124
Distributed earnings of Chemung Risk Management, Inc.[1]	—	(301)
Income before income tax	23,566	24,835
Income tax benefit	(105)	(165)
Net income	$23,671	$25,000

1 Chemung Risk Management, Inc. was dissolved effective December 6, 2023.

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2024	2023
Cash flows from operating activities:
Net Income	$23,671	$25,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(22,344)	(18,267)
Equity in undistributed earnings of CFS Group, Inc.	(32)	(124)
Distributed earnings of Chemung Risk Management, Inc.[1]	—	301
Change in dividend receivable	1,469	(14)
Change in other assets	(127)	(122)
Change in other liabilities	(1,002)	(1,085)
Expense related to restricted stock units directors' deferred compensation plan	21	20
Expense related to employee restricted stock awards	1,238	1,139
Net cash provided by operating activities	2,894	6,848
Cash flow from investing activities:
Proceeds from dissolution of Chemung Risk Management, Inc.[1]	—	2,634
Net cash provided by investing activities	—	2,634
Cash flow from financing activities:
Cash dividends paid	(7,365)	(5,840)
Purchase of treasury stock	(344)	(316)
Sale of treasury stock	430	601
Net cash used in financing activities	(7,279)	(5,555)
Increase (decrease) in cash and cash equivalents	(4,385)	3,927
Cash and cash equivalents at beginning of year	6,635	2,708
Cash and cash equivalents at end of year	$2,250	$6,635

1 Chemung Risk Management, Inc. was dissolved effective December 6, 2023.

(18)    FAIR VALUES

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. There are three levels of inputs that may be used to measure fair value:

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

Equity Investments: Securities that are held to fund a non-qualified deferred compensation plan and securities that have a readily determinable fair market value, are recorded with changes in fair value included in earnings. The fair value of equity investments is determined by quoted market prices (Level 1 inputs).
Individually Analyzed Loans: At the time a loan becomes individually analyzed, it is valued at the lower of amortized cost or fair value. Individually analyzed loans carried at fair value have been partially charged-off or receive specific allocations as part of the allowance for credit losses. For collateral-dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, typically resulting in the utilization of Level 3 inputs. These loans are analyzed on a quarterly basis for additional credit loss and adjusted accordingly.
OREO: Assets acquired through or in lieu of loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Subsequent declines in fair value are recorded through the establishment of a valuation allowance, which may be reversed should fair value increase after the establishment of the valuation allowance.
Appraisals for both collateral-dependent individually analyzed loans and OREO are performed by certified general appraisers (commercial properties) or certified residential appraisers (residential properties) whose qualifications and licenses have been reviewed and verified by the Corporation. Once received, appraisals are reviewed for reasonableness of assumptions, approaches utilized, Uniform Standards of Professional Appraisal Practice and other regulatory compliance, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals are generally completed within the 12 month period prior to a property being placed into OREO and updated appraisals are typically completed for collateral-dependent loans when management determines analysis on an individual basis is required. For individually analyzed loans, appraisal values are adjusted based on the age of the appraisal, the position of the lien, the type of the property, and its condition.
Derivatives: The fair value of interest rate swaps is based on valuation models using observable market data as of the measurement date (Level 2 inputs). Derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair value of derivatives is determined using quantitative models utilizing multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counter-party's nonperformance risk in fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of any applicable credit enhancements, such as collateral postings. Although the Corporation has determined the majority of inputs used to value its derivatives are considered Level 2 inputs, credit valuation adjustments are based on credit default rate assumptions, which are considered Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement as of December 31, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury notes and bonds	$56,906	$56,906	$—	$—
Mortgage-backed securities, residential	365,934	—	365,934	—
Obligations of states and political subdivisions	35,505	—	35,505	—
Corporate bonds and notes	22,016	—	9,884	12,132
SBA loan pools	51,081	—	51,081	—
Total available for sale securities	$531,442	$56,906	$462,404	$12,132

Equity Investments	$2,759	$2,759	$—	$—
Derivative assets	23,829	—	23,829	—

Financial Liabilities:
Derivative liabilities	$23,851	$—	$23,851	$—

		Fair Value Measurement as of December 31, 2023 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury notes and bonds	$55,332	$55,332	$—	$—
Mortgage-backed securities, residential	403,824	—	403,824	—
Obligations of states and political subdivisions	38,686	—	38,686	—
Corporate bonds and notes	20,669	—	13,139	7,530
SBA loan pools	65,482	—	65,482	—
Total available for sale securities	$583,993	$55,332	$521,131	$7,530

Equity investments	$2,552	$2,552	$—	$—
Derivative assets	23,942	—	23,942	—

Financial Liabilities:
Derivative liabilities	$23,981	$—	$23,981	$—

The Corporation transfers assets and liabilities between levels within the hierarchy when methodologies to obtain fair value change such that there are either more or fewer unobservable inputs as of the end of the indicated reporting period. The Corporation utilizes a "beginning of reporting period" timing assumption when recognizing transfers between hierarchy levels, consistent with ASC 820-10-50-2.

There were no transfers between Level 1 and Level 2 of the hierarchy during the years ended December 31, 2024 and 2023.

There were six corporate subordinated debt issuances transferred into Level 3 during the year ended December 31, 2024, with a total fair value of $5.9 million as of the transfer date and a fair value of $5.9 million as of December 31, 2024 due to a lack of observable data for the specific issuances. There was one corporate subordinated debt issuance with a fair value of $1.9 million as of December 31, 2024 which was transferred out of Level 3 and into Level 2 during the year ended December 31, 2024 based on the availability of observable market data for the issuance, which was subsequently transferred back into Level 3 during the fourth quarter of 2024.

There were six corporate subordinated debt issuances transferred into Level 3 during the year ended December 31, 2023. This transfer was due to illiquidity in new issuances of comparable bonds and the size of issuances, leading to pricing difficulties during 2023, which persisted in 2024 for the majority of the effected issuances. Two of these issuances, with a combined fair value of $1.3 million as of December 31, 2023, were transferred back to Level 2 during the third quarter of 2023, based on increased availability of market data relevant to these issuances.

The tables below present a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) and qualitative information regarding Level 3 significant unobservable inputs for the years ended December 31, 2024 and 2023.

Level 3 Financial Assets - Corporate Bonds	2024	2023
Balance of recurring Level 3 assets as of January 1	$7,530	$—
Total gains and losses for the period:
Included in other comprehensive income	420	(1,096)
Transfers into Level 3	5,931	9,955
Transfers out of Level 3	(1,749)	(1,329)
Balance of recurring Level 3 assets as of December 31	$12,132	$7,530

December 31, 2024	Fair Value	Valuation Techniques	Unobservable Input	Range [Weighted Average] as of December 31, 2024
Corporate bonds and notes	$12,132	Discounted cash flow	Market discount rate	7.25% -12.00% [10.82%]

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of December 31, 2023
Corporate bonds and notes	$7,530	Discounted cash flow	Market discount rate	12.50% - 12.50% [12.50%]

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and 2023 are summarized below (in thousands):

		Fair Value Measurement as of December 31, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually analyzed loans:
Commercial and industrial	$11	$—	$—	$11
Commercial mortgages:
Commercial mortgages, other	873	—	—	873
Total individually analyzed loans	$884	$—	$—	$884
Other real estate owned:
Residential mortgages	$126	$—	$—	$126
Consumer loans:
Home equity lines and loans	285	—	—	285
Total other real estate owned, net	$411	$—	$—	$411

The fair value of other real estate owned is presented net of a $32 thousand valuation allowance as of December 31, 2024.

		Fair Value Measurement as of December 31, 2023 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually analyzed loans:
Commercial and industrial	$62	$—	$—	$62
Total individually analyzed loans	$62	$—	$—	$62
Other real estate owned:
Residential mortgages	$116	$—	$—	$116
Consumer loans:
Home equity lines and loans	210	—	—	210
Total other real estate owned, net	$326	$—	$—	$326

There were no valuation allowances established for other real estate owned as of December 31, 2023.

The following tables present quantitative information regarding Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and 2023 (in thousands):

Description	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of December 31, 2024
Individually analyzed loans:
Commercial and industrial	$11	Net present value	Discount rate	41.29% - 41.29% [41.29%]
Commercial mortgages:
Commercial mortgages, other	873	Income approach	Adjustment to appraised value	16.86% - 16.86% [16.86%]
Total individually analyzed loans	$884

Other real estate owned:
Residential mortgages	$126	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	285	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$411

Description	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of December 31, 2023
Individually analyzed loans:
Commercial and industrial	$62	Net present value	Discount rate	48.64% - 57.33% [55.57%]
Total individually analyzed loans	$62

Other real estate owned:
Residential mortgages	$116	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	210	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$326

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of other financial instruments, as of December 31, 2024 and December 31, 2023, are as follows (in thousands):

		Fair Value Measurements as of December 31, 2024 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value [1]
Cash and due from financial institutions	$26,224	$26,224	$—	$—	$26,224
Interest-bearing deposits in other financial institutions	20,811	20,811	—	—	20,811
Equity investments	3,235	3,235	—	—	3,235
Securities available for sale	531,442	56,906	462,404	12,132	531,442
Securities held to maturity	808	—	—	808	808
FHLBNY and FRBNY stock	9,117	—	—	—	N/A
Loans, net and loans held for sale	2,071,419	—	—	1,981,851	1,981,851
Derivative assets	23,829	—	23,829	—	23,829

Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,772,971	$1,772,971	$—	$—	$1,772,971
Time deposits	623,912	—	622,920	—	622,920
FHLBNY overnight advances	109,110	—	109,083	—	109,083
Derivative liabilities	23,851	—	23,851	—	23,851

1 Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

		Fair Value Measurements as of December 31, 2023 Using
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

(19)    REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under Basel III rules, the Bank must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios. Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of December 31, 2024, the Bank met all capital adequacy requirements to which it is subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The Corporation is no longer subject to Federal Reserve consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.
As of December 31, 2024, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since this notification that management believes have changed the Bank's or the Corporation's capital category.

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below. During 2025, the Bank could, without prior approval, declare dividends of approximately $62.2 million plus any 2025 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following tables (in thousands):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$280,778	13.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$275,179	13.09%	$168,137	8.00%	$220,680	10.50%	$210,172	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$258,550	12.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	12.04%	$126,103	6.00%	$178,646	8.50%	$168,137	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$258,550	12.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	12.04%	$94,577	4.50%	$147,120	7.00%	$136,612	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$258,550	9.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	8.98%	$112,639	4.00%	N/A	N/A	$140,799	5.00%

	Actual		Minimum Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$262,864	13.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,783	12.76%	$158,438	8.00%	$207,950	10.50%	$198,048	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$239,429	12.08%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	11.58%	$118,829	6.00%	$168,341	8.50%	$158,438	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$239,429	12.08%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	11.58%	$89,122	4.50%	$138,634	7.00%	$128,731	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$239,429	8.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$229,348	8.26%	$111,034	4.00%	N/A	N/A	$138,792	5.00%

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance as of January 1, 2024	$(62,800)	$(3,213)	$(66,013)
Other comprehensive income (loss) before reclassification	(539)	1,465	926
Amounts reclassified from accumulated other comprehensive income (loss)	—	22	22
Net current period other comprehensive income (loss)	(539)	1,487	948
Balance as of December 31, 2024	$(63,339)	$(1,726)	$(65,065)

Balance as of January 1, 2023	$(71,296)	$(3,961)	$(75,257)
Other comprehensive income (loss) before reclassification	8,506	702	9,208
Amounts reclassified from accumulated other comprehensive income (loss)	(10)	46	36
Net current period other comprehensive income (loss)	8,496	748	9,244
Balance as of December 31, 2023	$(62,800)	$(3,213)	$(66,013)

The following is the reclassification out of accumulated other comprehensive income (loss) for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023
Unrealized gains and losses on securities available for sale:
Realized gains (losses) on securities available for sale	$—	$(14)	Net gains (losses) on securities transactions
Tax effect	—	4	Income tax expense
Net of tax	—	(10)

Amortization of defined pension plan and other benefit plan items:
Actuarial losses (a)	30	63	Other components of net periodic pension and postretirement benefits
Tax effect	(8)	(16)	Income tax expense
Net of tax	22	47
Total reclassification for the period, net of tax	$22	$37

(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other benefit plan costs (see Note 13 for additional information).

(21)    SEGMENT REPORTING

The Corporation manages its operations through two primary business segments: core banking and WMG. The core banking segment provides revenues by attracting deposits from the general public and using such funds to originate consumer, commercial and industrial, commercial real estate, and residential mortgage loans, primarily in the Corporation’s local markets, and to invest in securities. The WMG services segment provides revenues by providing trust and investment advisory services to clients.
The Corporation's reportable segments are determined by the Executive Management Team (EMT), who collectively are designated Chief Operating Decision Maker (CODM). The CODM evaluates the financial performance of each business segment, which is based upon the business segment's net income. Components of net income for the business segments that are reviewed by the CODM include net interest income, provision for credit losses, non-interest income, non-interest expense and income tax expense. The CODM, in conjunction with management committees (such as ALCO and Corporate loan committees) evaluates financial performance to make decisions related to the products and services that are offered, pricing, and the allocation of resources for each business segment.
Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table. Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment. The Holding Company, CFS, and CRM columns below includes income and expenses related to insurance products, mutual funds, brokerage services, and captive insurance (in thousands).

Year ended December 31, 2024	Core Banking	WMG	Holding Company and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$127,534	$—	$36	$(6)	$127,564
Interest expense	53,511	—	—	(6)	53,505
Net interest income	74,023	—	36	—	74,059
Provision for credit losses	(46)	—	—	—	(46)
Net interest income after provision for credit losses	74,069	—	36	—	74,105
Non-interest income	10,633	11,573	1,030	(6)	23,230
Non-interest expenses:
Compensation expense	29,131	5,672	828	—	35,631
Net occupancy expense	5,583	249	6	(6)	5,832
Furniture and equipment expense	1,542	94	23	—	1,659
Data processing & software expense	8,954	1,120	19	—	10,093
Other non-interest expenses	13,080	546	409	—	14,035
Total non-interest expense	58,290	7,681	1,285	(6)	67,250
Income (loss) before income tax expense	26,412	3,892	(219)	—	30,085
Income tax expense (benefit)	5,651	833	(70)	—	6,414
Segment net income (loss)	$20,761	$3,059	$(149)	$—	$23,671

Supplemental Information:
Total assets as of December 31, 2024	$2,746,344	$2,882	$215,366	$(188,445)	$2,776,147
Capital expenditures[1]	$3,626	$—	$—	$—	$3,626
Depreciation expense[2]	$1,797	$17	$—	$—	$1,814

1 Includes expenditures related to ATM fleet replacement across footprint and the addition of a new branch.
2 Included in net occupancy and furniture and equipment expense in the table above.

Year ended December 31, 2023	Core Banking	WMG	Holding Company, CFS,CRM[1]	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$112,947	$—	$132	$(5)	$113,074
Interest expense	38,622	—	—	(5)	38,617
Net interest income	74,325	—	132	—	74,457
Provision for credit losses	3,262	—	—		3,262
Net interest income after provision for credit losses	71,063	—	132	—	71,195
Non-interest income	13,156	10,460	1,890	(957)	24,549
Non-interest expenses:
Compensation expense	27,639	5,169	716	—	33,524
Net occupancy expense	5,414	223	6	(6)	5,637
Furniture and equipment expense	1,622	86	20	—	1,728
Data processing & software expense	8,655	1,155	30	—	9,840
Other non-interest expenses	13,569	428	468	(951)	13,514
Total non-interest income	56,899	7,061	1,240	(957)	64,243
Income (loss) before income tax expense	27,320	3,399	782	—	31,501
Income tax expense (benefit)	5,869	730	(98)	—	6,501
Segment net income (loss)	$21,451	$2,669	$880	$—	$25,000

Total assets as of December 31, 2023	$2,689,903	$2,702	$196,580	$(178,656)	$2,710,529
Capital expenditures	$540	$—	$—	$—	$540
Depreciation expense[2]	$1,983	$18	$—	$—	$2,001

1 Chemung Risk Management, Inc. (CRM) was dissolved December 6, 2023.
2 Included in net occupancy and furniture and equipment expense in the table above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 14, 2025	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 14, 2025	By: /s/ Dale M. McKim, III
Dale M. McKim, III Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raimundo C. Archibold, Jr.	Director	March 14, 2025
Raimundo C. Archibold, Jr.

/s/ Ronald M. Bentley	Director	March 14, 2025
Ronald M. Bentley

/s/ David M. Buicko	Director	March 14, 2025
David M. Buicko

/s/ David J. Dalrymple	Director and Chairman of the Board of Directors	March 14, 2025
David J. Dalrymple

/s/ Robert H. Dalrymple	Director	March 14, 2025
Robert H. Dalrymple

/s/ Richard E. Forrestel, Jr.	Director	March 14, 2025
Richard E. Forrestel, Jr.

/s/ Denise V. Gonick	Director	March 14, 2025
Denise V. Gonick

/s/ Stephen M. Lounsberry, III	Director	March 14, 2025
Stephen M. Lounsberry, III

/s/ Joseph F. Meade, IV	Director	March 14, 2025
Joseph F. Meade, IV

/s/ Jeffrey B. Streeter	Director	March 14, 2025
Jeffrey B. Streeter
(Signatures, continued)
F-59

Signature	Title	Date

/s/ G. Thomas Tranter, Jr.	Director	March 14, 2025
G. Thomas Tranter, Jr.

/s/ Thomas R. Tyrrell	Director	March 14, 2025
Thomas R. Tyrrell

/s/ Anders M. Tomson	Chief Executive Officer and President	March 14, 2025
Anders M. Tomson

/s/ Dale M. McKim, III	Chief Financial Officer and Treasurer	March 14, 2025
Dale M. McKim, III

EXHIBIT INDEX

Exhibit	The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
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

10.1
Chemung Financial Corporation 2014 Omnibus Plan and Component Plans (Chemung Financial Corporation Restricted Stock Plan, Chemung Financial Corporation Incentive Compensation Plan, Chemung Financial Corporation Directors’ Compensation Plan and Chemung Financial Corporation/Chemung Canal Trust Company Directors’ Deferred Fee Plan) (filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to Registrant’s Form S-8 filed with the Commission on January 27, 2015 and incorporated herein by reference).

10.2
Change of Control Agreement dated December 19, 2018 between Chemung Canal Trust Company and Anders M. Tomson, President and Chief Executive Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on December 19, 2018 and incorporated herein by reference).

10.3	Change of Control Agreement dated December 18, 2019 between Chemung Canal Trust Company and Peter K. Cosgrove, Executive Vice President and Chief Credit Officer, and incorporated herein by reference.
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

10.6	Chemung Financial Corporation 2021 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 8, 2021 and incorporated herein by reference).
10.7
Consent Order between Chemung Canal Trust Company and the New York State Department of Financial Services dated June 24, 2021 (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 29, 2021 and incorporated herein by reference).

10.8
Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-8 (333-257227) filed with the Commission on June 21, 2021 and incorporated herein by reference).

10.9
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

10.12
Chemung Canal Trust Company Defined Contribution Supplemental Executive Retirement Plan-Amendment Number One, as amended on November 16, 2022 (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on November 21, 2022 and incorporated herein by reference).

10.13
Change of Control Agreement dated June 2, 2023 between Chemung Canal Trust Company and Dale M. McKim, III, Executive Vice President, Chief Financial Officer and Treasurer, (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 2, 2023 and incorporated herein by reference).

19	Policy Related to Insider Trading, filed herewith.*
21	Subsidiaries of the Registrant.*
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
97	Policy Relating to Recovery of Erroneously Awarded Compensation, incorporated herein by reference.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*
*	Filed herewith.