Form 10-Q
period 2025-03-31
CHEMUNG FINANCIAL CORP
filed 2025-05-07
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2025

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

As of May 1, 2025, there were 4,790,325 shares of Common Stock, $0.01 par value, outstanding.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Canal Bank	Division of Chemung Canal Trust Company located in the “Western Region” of New York State, including Erie County.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany, Saratoga, and Schenectady.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Common area maintenance (CAM)	Expenses associated with shared-space maintenance of leased premises.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Employee Retention Tax Credit	The Employee Retention Tax Credit is a refundable payroll tax credit available to eligible employers as defined by the CARES Act of 2020, and amended by the Consolidated Appropriations Act of 2021 and American Rescue Plan Act of 2021.
Employee Management Team	Senior leadership of Chemung Financial Corporation responsible for Corporation's strategic direction and operations.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).

ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
MasterCard	Payment card services vendor.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes, and Treasury bonds.
Obligations of U.S. Government sponsored enterprises	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
Other real estate owned (OREO)	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 and provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities and investment company-related requirements.
Risk-Weighted Assets (RWA)	Risk-weighted assets, which is used to calculate regulatory capital ratios, consist of on- and off-balance sheet exposures that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet exposures such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.

Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from financial institutions	$32,087	$26,224
Interest-earning deposits in other financial institutions	21,348	20,811
Total cash and cash equivalents	53,435	47,035

Equity investments, at estimated fair value	3,249	3,235
Securities available for sale, at estimated fair value (amortized cost of $603,126, at March 31, 2025 and $617,271 at December 31, 2024, net of allowance for credit losses of $0 at March 31, 2025 and December 31, 2024, respectively)	528,327	531,442
Securities held to maturity, at amortized cost (estimated fair value of $808 at March 31, 2025 and December 31, 2024, respectively, net of allowance for credit losses of $0 at March 31, 2025 and December 31, 2024, respectively)	808	808
FHLBNY and FRBNY stock, at cost	8,040	9,117

Loans, net of deferred loan fees	2,097,636	2,071,419
Allowance for credit losses	(22,522)	(21,388)
Loans, net	2,075,114	2,050,031

Loans held for sale	284	—
Premises and equipment, net	16,222	16,375
Operating lease right-of-use assets	5,332	5,446
Goodwill	21,824	21,824
Bank-owned life insurance	2,960	2,952
Interest rate swap assets	20,511	23,829
Accrued interest receivable and other assets	60,619	64,053

Total assets	$2,796,725	$2,776,147

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non interest-bearing	$619,645	$625,762
Interest-bearing	1,813,751	1,771,121
Total deposits	2,433,396	2,396,883

Overnight and short-term advances	85,000	109,110
Long term finance lease obligation	3,701	3,779
Operating lease liabilities	5,516	5,629
Interest rate swap liabilities	20,594	23,851
Accrued interest payable and other liabilities	20,212	21,586
Total liabilities	2,568,419	2,560,838

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2025 and December 31, 2024	53	53
Additional paid-in capital	48,157	48,783
Retained earnings	252,195	247,705
Treasury stock, at cost; 520,857 shares at March 31, 2025 and 555,881 shares at December 31, 2024	(15,180)	(16,167)
Accumulated other comprehensive loss	(56,919)	(65,065)
Total shareholders' equity	228,306	215,309

Total liabilities and shareholders' equity	$2,796,725	$2,776,147
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Interest and dividend income:
Loans, including fees	$28,099	$27,198
Taxable securities	3,023	3,557
Tax exempt securities	251	258
Interest-earning deposits	325	206
Total interest and dividend income	31,698	31,219
Interest expense:
Deposits	11,156	12,145
Borrowed funds	725	985
Total interest expense	11,881	13,130
Net interest income	19,817	18,089
Provision (credit) for credit losses	1,092	(2,040)
Net interest income after provision for credit losses	18,725	20,129

Non-interest income:
WMG fee income	2,867	2,703
Service charges on deposit accounts	1,120	949
Interchange revenue from debit card transactions	1,037	1,063
Changes in fair value of equity investments	(47)	101
Net gains on sales of loans held for sale	40	32
Net gains (losses) on sales of other real estate owned	(11)	—
Income from bank-owned life insurance	8	9
Other	875	800
Total non-interest income	5,889	5,657

Non-interest expense:
Salaries and wages	7,209	7,016
Pension and other employee benefits	1,922	2,082
Other components of net periodic pension and postretirement benefits	(113)	(232)
Net occupancy	1,533	1,493
Furniture and equipment	373	398
Data processing	2,534	2,573
Professional services	638	559
Marketing and advertising	339	345
Other real estate owned	11	49
FDIC insurance	439	577
Loan expense	278	255
Other	1,764	1,583
Total non-interest expense	16,927	16,698
Income before income tax expense	7,687	9,088
Income tax expense	1,664	2,038
Net income	$6,023	$7,050

Weighted average shares outstanding	4,791	4,764
Basic and diluted earnings per share	$1.26	$1.48
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$6,023	$7,050
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	11,030	(5,513)
Tax effect	2,890	(1,443)
Net of tax amount	8,140	(4,070)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of net actuarial loss	8	7
Total before tax effect	8	7
Tax effect	2	2
Net of tax amount	6	5

Total other comprehensive income (loss)	8,146	(4,065)

Comprehensive income	$14,169	$2,985
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2024	$53	$47,773	$229,930	$(16,502)	$(66,013)	$195,241
Net income	—	—	7,050	—	—	7,050
Other comprehensive loss	—	—	—	—	(4,065)	(4,065)
Restricted stock awards	—	308	—	—	—	308
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Distribution of 4,573 shares of treasury stock grants for employee restricted stock awards	—	(132)	—	132	—	—
Cash dividends declared ($0.31 per share)	—	—	(1,474)	—	—	(1,474)
Distribution of 7,515 shares of treasury stock for directors' compensation	—	(217)	—	217	—	—
Repurchase of 1,707 shares of common stock	—	—	—	(82)	—	(82)
Sale of 3,056 shares of treasury stock (a)	—	57	—	88	—	145
Balances at March 31, 2024	$53	$47,794	$235,506	$(16,147)	$(70,078)	$197,128

Balances at January 1, 2025	$53	$48,783	$247,705	$(16,167)	$(65,065)	$215,309
Net income	—	—	6,023	—	—	6,023
Other comprehensive income	—	—	—	—	8,146	8,146
Restricted stock awards	—	294	—	—	—	294
Restricted stock units for directors' deferred compensation plan	—	6	—	—	—	6
Distribution of 26,247 shares of treasury stock grants for employee restricted stock awards	—	(764)	—	764	—	—
Cash dividends declared ($0.32 per share)	—	—	(1,533)	—	—	(1,533)
Distribution of 7,625 shares of treasury stock for directors' compensation	—	(222)	—	222	—	—
Repurchase of 1,806 shares of common stock	—	—	—	(85)	—	(85)
Sale of 2,958 shares of treasury stock (a)	—	60	—	86	—	146
Balances at March 31, 2025	$53	$48,157	$252,195	$(15,180)	$(56,919)	$228,306
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2025	2024
Net income	$6,023	$7,050
Adjustments to reconcile net income to net cash provided by operating activities:
(Increases in) amortization of right-of-use assets	194	(370)
Provision (credit) for credit losses	1,092	(2,040)
Losses (gains) on disposal of fixed assets, net	14	(27)
Depreciation and amortization of fixed assets	467	465
Amortization of premiums on securities, net	510	510
(Gains) on sales of loans held for sale, net	(40)	(32)
Proceeds from sales of loans held for sale	2,022	1,677
Loans originated and held for sale	(2,266)	(1,741)
Losses on sale of other real estate owned, net	11	—
Change in fair value of equity investments, net	47	(101)
Proceeds from sales of equity investments	39	89
Purchase of equity investments	(100)	(35)
(Increase) decrease in other assets and accrued interest receivable	(467)	926
(Decrease) increase in accrued interest payable	(56)	1,920
Expense related to restricted stock units for directors' deferred compensation plan	6	5
Expense related to employee restricted stock awards	294	308
Increases in (payments on) operating lease liabilities	(193)	370
(Gains) losses on interest rate swaps, net	61	(34)
Decrease in other liabilities	(470)	(997)
Income from bank owned life insurance	(8)	(9)
Net cash provided by operating activities	7,180	7,934
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls, and principal paydowns on securities available for sale	13,635	11,942
Purchases of FHLBNY and FRBNY stock	(8,244)	(10,894)
Redemption of FHLBNY and FRBNY stock	9,321	12,321
Proceeds from sales of fixed assets	—	31
Purchases of premises and equipment	(328)	(81)
Proceeds from sale of other real estate owned	158	—
Net increase in loans	(26,175)	(31,185)
Net cash used in investing activities	(11,633)	(17,866)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest-bearing demand, savings, and insured money market deposits	61,510	34,250
Net (decrease) increase in time deposits	(24,997)	17,095
Net change in FHLBNY advances	(24,110)	(31,920)
Increases in (payments on) finance leases	(78)	(71)
Proceeds from FRB advances	—	50,000
Purchase of treasury stock	(85)	(82)
Sale of treasury stock	146	145
Cash dividends paid	(1,533)	(1,470)
Net cash provided by financing activities	10,853	67,947
Net increase in cash and cash equivalents	6,400	58,015
Cash and cash equivalents, beginning of period	47,035	36,847
Cash and cash equivalents, end of period	$53,435	$94,862
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2025	2024
Cash paid for:
Interest	$11,937	$11,210
Income taxes	443	459

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	—	233
Dividends declared, not yet paid	—	1,473
Right-of-use assets obtained through operating lease liabilities	80	570
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The unaudited consolidated financial statements should be read in conjunction with the Corporation's 2024 Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Reclassifications
Amounts in the prior year financial statements are reclassified whenever necessary to conform to the current year's presentation.

Accounting Standards Adopted in 2025
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, enhancing disclosure requirements for reportable segments, focusing on significant segment expenses, the identification of a segment's chief operating decision maker, and the metrics used by the chief operating decision maker in evaluating segment-level operating performance. The ASU was adopted for the annual period ended December 31, 2025. The ASU is effective for interim periods within fiscal years beginning after December 15, 2024. The Corporation adopted the standard for interim periods beginning with the interim period ended March 31, 2025. Disclosure information relating to ASU 2023-07 can primarily be found in Note 13 - Segment Reporting to this Form 10-Q.

Accounting Standards Pending Adoption
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require public business entities to disclose annually a tabular rate reconciliation and income taxes paid information, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% percent of the product of multiplying income from continuing operations by the applicable statutory income tax rate. Additionally, disclosure of income taxes paid by jurisdiction is required for each jurisdiction in which income taxes paid represented at least 5% of total income taxes paid. The ASU is effective for all public business entities for annual periods beginning after December 31, 2024. The adoption of this standard is expected to impact the Corporation's income tax disclosures in future Annual Report on Form 10-K filings.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which will require enhanced disaggregation of certain expense categories in the notes to the financial statements. The standard is effective for public business entities for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Corporation is evaluating the impact the standard will have on its disclosures and expects to provide additional disclosures upon adoption.

NOTE 2        EARNINGS PER COMMON SHARE

Basic earnings per share is calculated using the two-class method, which is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, excluding participating securities. All outstanding unvested share-based payment awards, including those related to directors' and employee stock awards, contain rights to non-forfeitable dividends and are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. There were no dilutive securities issuable or outstanding for the three month periods ended March 31, 2025 and 2024, respectively.

The calculation of basic earnings per share for the three month periods ended March 31, 2025 and 2024 is shown below (in thousands, except share and per share data):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$6,023	$7,050
(Less) allocation of earnings & dividends to participating securities	(70)	(92)
Net income available to common shareholders	$5,953	$6,958

Weighted average common shares outstanding	4,790,880	4,763,896
(Less) participating securities	(55,787)	(62,214)
Weighted average number of shares outstanding used in the calculation of basic earnings per shares	4,735,093	4,701,682
Basic earnings per common share	$1.26	$1.48

NOTE 3        SECURITIES

The following tables present amortized cost and estimated fair value of securities available for sale as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$59,898	$—	$2,327	$—	$57,571
Mortgage-backed securities, residential	432,271	25	65,925	—	366,371
Obligations of states and political subdivisions	36,867	—	1,599	—	35,268
Corporate bonds and notes	24,750	165	3,056	—	21,859
SBA loan pools	49,340	26	2,108	—	47,258
Total	$603,126	$216	$75,015	$—	$528,327

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$59,880	$—	$2,974	$—	$56,906
Mortgage-backed securities, residential	441,191	14	75,271	—	365,934
Obligations of states and political subdivisions	37,059	—	1,554	—	35,505
Corporate bonds and notes	25,750	—	3,734	—	22,016
SBA loan pools	53,391	35	2,345	—	51,081
Total	$617,271	$49	$85,878	$—	$531,442

The following tables present amortized cost and estimated fair value of securities held to maturity as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Obligations of states and political subdivisions	$808	$—	$—	$808	$—

	December 31, 2024
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Obligations of states and political subdivisions	$808	$—	$—	$808	$—

The amortized cost and estimated fair value of debt securities are shown below by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2025
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$2,541	$2,533	$200	$200
After one, but within five years	73,405	70,288	48	48
After five, but within ten years	44,588	40,975	560	560
After ten years	981	902	—	—
	121,515	114,698	808	808
Mortgage-backed securities, residential	432,271	366,371	—	—
SBA loan pools	49,340	47,258	—	—
Total	$603,126	$528,327	$808	$808

There were no proceeds from sales and calls of securities resulting in gains or losses for the three month periods ended March 31, 2025 and 2024.

The following tables summarize the investment securities available for sale with unrealized losses as of March 31, 2025 and December 31, 2024 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$—	$—	$57,571	$2,327	$57,571	$2,327
Mortgage-backed securities, residential	157	—	360,067	65,925	360,224	65,925
Obligations of states and political subdivisions	107	2	35,161	1,597	35,268	1,599
Corporate bonds and notes	—	—	16,694	3,056	16,694	3,056
SBA loan pools	480	2	42,923	2,106	43,403	2,108
Total	$744	$4	$512,416	$75,011	$513,160	$75,015

	Less than 12 months		12 months or longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$—	$—	$56,906	$2,974	$56,906	$2,974
Mortgage-backed securities, residential	5,006	111	359,722	75,160	364,728	75,271
Obligations of states and political subdivisions	107	3	35,398	1,551	35,505	1,554
Corporate bonds and notes	1,921	79	20,095	3,655	22,016	3,734
SBA loan pools	564	1	46,018	2,344	46,582	2,345
Total	$7,598	$194	$518,139	$85,684	$525,737	$85,878

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility in earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether potential credit losses exist. The following is a discussion of the credit quality characteristics of portfolio segments carrying material unrealized losses as of March 31, 2025.

Obligations of U.S. Governmental agencies and sponsored enterprises:
As of March 31, 2025, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Declines in fair value were attributable to changes in interest rates and illiquidity, not credit quality. The Corporation does not have the intent, and it is not likely to be required to, sell these securities prior to anticipated recovery. Due to affiliations with U.S. governmental agencies and or enterprises, the Corporation considers these obligations to carry zero loss estimates, and has not recorded an allowance for credit losses as of March 31, 2025.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviewed the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The decrease in market value is attributable to changes in interest rates. Therefore, the Corporation considers the potential credit risk of these issuers to be immaterial, and has not recorded an allowance for credit losses as of March 31, 2025.

Equity Investments
The Corporation holds a non-qualified deferred compensation plan to allow a select group of management and employees the opportunity to defer all or a portion of their annual compensation, and treats assets held under this plan as equity investments. As of March 31, 2025 and December 31, 2024, the fair value of investments held in relation to the deferred compensation plan was $2.7 million and $2.6 million, respectively. The Corporation also held $0.6 million of marketable securities as equity investments as of both March 31, 2025 and December 31, 2024.

NOTE 4        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Commercial and industrial	$295,732	$299,521
Commercial mortgages:
Construction	95,671	94,943
Owner occupied commercial real estate	155,027	142,279
Non-owner occupied commercial real estate	1,009,558	979,782
Residential mortgages	275,448	274,979
Consumer loans:
Home equity lines and loans	93,914	93,220
Indirect consumer loans	164,594	178,118
Direct consumer loans	7,692	8,577
Total loans, net of deferred loan fees and costs	2,097,636	2,071,419
Allowance for credit losses	(22,522)	(21,388)
Loans, net	$2,075,114	$2,050,031
The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit, and commitments to originate new loans generally follow the loan classifications in the table above.
Accrued interest receivable on loans totaled $7.9 million as of March 31, 2025 and $8.0 million as of December 31, 2024. Accrued interest receivable on loans is included in the accrued interest receivable and other assets line item on the Corporation's Consolidated Balance Sheets, and is excluded from the amortized cost basis of loans and estimate of the allowance for credit losses, as presented in this Note.
Owner occupied commercial real estate and non-owner occupied commercial real estate were previously presented as a combined loan category, commercial mortgages, other. Prior period information included in this Note has been disaggregated to reflect these standalone categories. The previously presented commercial mortgages, other loan category totaled $1.16 billion and $1.12 billion as of March 31, 2025 and December 31, 2024, respectively.
The following tables present the activity in the allowance for credit losses by portfolio segment for the three month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2025	$4,520	$11,214	$2,259	$3,395	$21,388
Charge-offs	(5)	—	—	(393)	(398)
Recoveries	4	1	5	126	136
Net recoveries (charge-offs)	(1)	1	5	(267)	(262)
Provision (1)	634	874	209	(321)	1,396
Ending balance, March 31, 2025	$5,153	$12,089	$2,473	$2,807	$22,522

(1)Additional provision related to off-balance sheet exposure was a credit of $304 thousand for the three months ended March 31, 2025.

	Three Months Ended March 31, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2024	$5,055	$12,026	$2,194	$3,242	$22,517
Charge-offs	—	—	(16)	(351)	(367)
Recoveries	37	1	22	125	185
Net recoveries (charge-offs)	37	1	6	(226)	(182)
Provision (1)	(576)	(1,660)	(138)	510	(1,864)
Ending balance, March 31, 2024	$4,516	$10,367	$2,062	$3,526	$20,471

(1)Additional provision related to off-balance sheet exposure was a credit of $176 thousand for the three months ended March 31, 2024.

The Corporation performs an annual update to the loss drivers used in modeling its estimate of the allowance for credit losses. Annual updates for the model were completed during the three month periods ended March 31, 2025 and 2024.

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
The following table presents the activity in the allowance for credit losses on unfunded commitments for the three month periods ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
Allowance for credit losses on unfunded commitments	March 31, 2025	March 31, 2024
Beginning balance	$842	$919
Provision for credit losses on unfunded commitments	(304)	(176)
Ending balance	$538	$743
The following table presents the provision for credit losses on loans and unfunded commitments for the three month periods ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
Provision for credit losses	March 31, 2025	March 31, 2024
Provision for credit losses on loans	$1,396	$(1,864)
Provision for credit losses on unfunded commitments	(304)	(176)
Total provision for credit losses	$1,092	$(2,040)

The following tables present the balance in the allowance for credit losses by portfolio segment, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$1,514	$140	$—	$—	$1,654
Collectively analyzed	3,639	11,949	2,473	2,807	20,868
Total ending allowance balance	$5,153	$12,089	$2,473	$2,807	$22,522

	December 31, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Totals
Ending allowance balance attributable to loans:
Individually analyzed	$1,446	$106	$—	$—	$1,552
Collectively analyzed	3,074	11,108	2,259	3,395	19,836
Total ending allowance balance	$4,520	$11,214	$2,259	$3,395	$21,388

The following tables present the amortized cost basis of loans by portfolio segment, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
Amortized cost basis of loans:	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$1,676	$4,692	$—	$—	$6,368
Collectively analyzed	294,056	1,255,564	275,448	266,200	2,091,268
Total ending loans balance	$295,732	$1,260,256	$275,448	$266,200	$2,097,636

	December 31, 2024
Amortized cost basis of loans:	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$1,512	$4,959	$—	$—	$6,471
Collectively analyzed	298,009	1,212,045	274,979	279,915	2,064,948
Total ending loans balance	$299,521	$1,217,004	$274,979	$279,915	$2,071,419

Modifications to Loans Made to Borrowers Experiencing Financial Difficulty
The Corporation may occasionally make modifications to loans where the borrower is considered to be experiencing financial difficulty, and which may require disclosure in accordance with Financial Instruments-Credit Losses (Topic 326)-Troubled Debt Restructurings and Vintage Disclosures. Types of modifications considered under ASU 2022-02 include principal reductions, interest rate reductions, term extensions, significant payment delays, or a combination thereof.

There were no loan modifications made to borrowers experiencing financial difficulty in the three month periods ended March 31, 2025 and 2024.

There were no loans that experienced a payment default within twelve months of modification during the three month period ended March 31, 2025. During the three month period ended March 31, 2024, the Corporation had one loan, a commercial and industrial loan which was given a six month term extension during the three month period ended September 30, 2023, which experienced a payment default within twelve months of modification.

The Corporation monitors the performance of loans that have previously been modified under the guidance of ASU 2022-02 in order to gauge the effectiveness of modifications, and to determine the degree to which borrowers continue to demonstrate financial weakness following modification. The following tables present the performance of such loans that were modified in the twelve month periods preceding March 31, 2025 and March 31, 2024 (in thousands):

	Twelve Months Ended March 31, 2025
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$367	$367
Commercial mortgages:
Owner occupied commercial real estate	—	—	—	374	374
Residential mortgages	—	—	—	436	436
Total	$—	$—	$—	$1,177	$1,177

	Twelve Months Ended March 31, 2024
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$675	$129	$804
Consumer loans:
Home equity lines and loans	—	—	—	116	116
Total	$—	$—	$675	$245	$920

During the three months ended March 31, 2024, a non-owner occupied commercial mortgage that was granted a payment delay during the three months ended June 30, 2023 executed an early payoff. The amortized basis of the loan prior to the payoff was $1.9 million.

Collateral-Dependent Individually Analyzed Loans
As of March 31, 2025, the amortized cost basis of individually analyzed loans totaled $6.4 million, of which $5.0 million were considered collateral-dependent, and as of December 31, 2024, the amortized cost basis of individually analyzed loans totaled $6.5 million, of which $5.1 million were considered collateral-dependent. For collateral-dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.
Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage. The Corporation closely monitors trends in real estate values throughout its market area to determine whether collateral values, after appropriate discounting, are likely to be sufficient to extinguish existing borrower indebtedness.
The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral-dependent as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost Basis	Related Allowance	Amortized Cost Basis	Related Allowance
Commercial and industrial (3)	$320	$159	$130	$65
Commercial mortgages:
Owner occupied commercial real estate (1) (2)	1,342	12	1,377	15
Non-owner occupied commercial real estate (1) (2)	3,350	128	3,582	91
Total	$5,012	$299	$5,089	$171

(1) Secured by commercial real estate
(2) Secured by residential real estate
(3) Secured by business assets

The following table presents the amortized cost basis of nonaccrual loans without an associated allocation in the allowance for credit losses, total nonaccrual loans, and loans past due greater than 90 days and still accruing, by class of loan as of March 31, 2025 and December 31, 2024 (in thousands):

	Nonaccrual with No Allowance for Credit Losses		Nonaccrual		Loans Past Due 90 Days or More and Still Accruing
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Commercial and industrial	$74	$76	$1,697	$1,534	$24	$23
Commercial mortgages:
Construction	—	—	—	—	—	—
Owner occupied commercial real estate	1,330	1,362	1,342	1,377	—	—
Non-owner occupied commercial real estate	1,183	2,619	3,350	3,582	—	—
Residential mortgages	1,697	1,372	1,697	1,372	—	—
Consumer loans:
Home equity lines and loans	1,034	613	1,034	613	—	—
Indirect consumer loans	712	474	712	474	—	—
Direct consumer loans	49	2	49	2	—	—
Total	$6,079	$6,518	$9,881	$8,954	$24	$23

There was an immaterial amount of interest income recognized on nonaccrual loans for the three month periods ended March 31, 2025 and 2024. Payments received on nonaccrual loans are generally applied to principal using the cost recovery method.

The following tables present the aging of the amortized cost basis of loans as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$854	$38	$914	$1,806	$293,926	$295,732
Commercial mortgages:
Construction	2,159	—	—	2,159	93,512	95,671
Owner occupied commercial real estate	425	—	96	521	154,506	155,027
Non-owner occupied commercial real estate	—	—	3,181	3,181	1,006,377	1,009,558
Residential mortgages	2,769	—	337	3,106	272,342	275,448
Consumer loans:
Home equity lines and loans	341	—	640	981	92,933	93,914
Indirect consumer loans	1,819	291	281	2,391	162,203	164,594
Direct consumer loans	8	6	15	29	7,663	7,692
Total	$8,375	$335	$5,464	$14,174	$2,083,462	$2,097,636

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$140	$201	$702	$1,043	$298,478	$299,521
Commercial mortgages:
Construction	—	—	—	—	94,943	94,943
Owner occupied commercial real estate	82	—	96	178	142,101	142,279
Non-owner occupied commercial real estate	950	—	3,162	4,112	975,670	979,782
Residential mortgages	1,529	662	696	2,887	272,092	274,979
Consumer loans:
Home equity lines and loans	231	—	364	595	92,625	93,220
Indirect consumer loans	2,101	719	235	3,055	175,063	178,118
Direct consumer loans	14	6	1	21	8,556	8,577
Total	$5,047	$1,588	$5,256	$11,891	$2,059,528	$2,071,419

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

Based on the analyses performed as of March 31, 2025, the amortized cost basis of loans by class, risk category, and vintage, as well as gross charge-offs by class and vintage for the three month period ended March 31, 2025, were as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
Commercial & industrial
Pass	$13,238	$39,353	$30,511	$33,249	$15,512	$29,362	$106,238	$2,427	$269,890
Special mention	—	664	429	4,112	450	7,801	7,124	2,650	23,230
Substandard	—	367	—	4	730	—	520	309	1,930
Doubtful	—	21	—	—	—	661	—	—	682
Total	13,238	40,405	30,940	37,365	16,692	37,824	113,882	5,386	295,732
Gross charge-offs	—	—	—	—	—	—	5	—	5
Construction
Pass	5,033	21,401	39,868	18,406	8,996	1,484	483	—	95,671
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,033	21,401	39,868	18,406	8,996	1,484	483	—	95,671
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner occupied commercial real estate
Pass	13,848	23,872	20,294	24,369	20,101	38,794	896	51	142,225
Special mention	—	—	2,802	2,220	692	2,771	2,000	—	10,485
Substandard	—	—	96	841	317	1,051	—	—	2,305
Doubtful	—	—	—	—	—	12	—	—	12
Total	13,848	23,872	23,192	27,430	21,110	42,628	2,896	51	155,027
Gross charge-offs	—	—	—	—	—	—	—	—	—
Non-owner occupied commercial real estate
Pass	33,419	101,231	111,244	263,465	140,798	321,071	7,366	764	979,358
Special mention	—	—	3,586	7,225	7,690	7,734	—	—	26,235
Substandard	—	—	2,167	142	—	1,656	—	—	3,965
Doubtful	—	—	—	—	—	—	—	—	—
Total	33,419	101,231	116,997	270,832	148,488	330,461	7,366	764	1,009,558
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential mortgages
Not rated	5,205	23,364	20,232	54,173	54,150	116,497	—	—	273,621
Substandard	—	—	—	85	625	1,117	—	—	1,827
Total	5,205	23,364	20,232	54,258	54,775	117,614	—	—	275,448
Gross charge-offs	—	—	—	—	—	—	—	—	—
Home equity lines and loans
Not rated	3,099	13,445	10,074	12,938	4,668	12,109	35,303	1,130	92,766
Special mention	—	—	—	114	—	—	—	—	114
Substandard	—	—	23	176	—	190	96	549	1,034
Total	3,099	13,445	10,097	13,228	4,668	12,299	35,399	1,679	93,914
Gross charge-offs	—	—	—	—	—	—	—	—	—
Indirect consumer
Not rated	4,918	35,199	47,215	59,984	11,299	5,243	—	—	163,858
Substandard	—	102	292	232	58	52	—	—	736
Total	4,918	35,301	47,507	60,216	11,357	5,295	—	—	164,594
Gross charge-offs	—	57	178	82	34	28	—	—	379
Direct consumer
Not rated	494	2,064	1,346	1,181	192	226	2,157	7	7,667
Substandard	—	—	7	—	—	—	10	8	25
Total	494	2,064	1,353	1,181	192	226	2,167	15	7,692
Gross charge-offs	—	—	8	—	3	1	2	—	14

Total loans	$79,254	$261,083	$290,186	$482,916	$266,278	$547,831	$162,193	$7,895	$2,097,636

Total gross charge-offs	$—	$57	$186	$82	$37	$29	$7	$—	$398

Based on the analyses performed as of December 31, 2024, the amortized cost basis of loans by class, risk category, and vintage, as well as gross charge-offs by class and vintage for the year ended December 31, 2024, were as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Commercial & industrial
Pass	$44,130	$32,157	$34,862	$16,787	$8,326	$27,452	$108,819	$1,380	$273,913
Special mention	810	262	3,933	—	4,390	3,673	10,203	62	23,333
Substandard	99	—	8	733	30	—	379	318	1,567
Doubtful	21	—	—	—	—	687	—	—	708
Total	45,060	32,419	38,803	17,520	12,746	31,812	119,401	1,760	299,521
Gross charge-offs	—	84	200	6	—	—	12	—	302
Construction
Pass	19,344	46,954	17,568	9,058	—	1,536	483	—	94,943
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	19,344	46,954	17,568	9,058	—	1,536	483	—	94,943
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner occupied commercial real estate
Pass	23,196	23,185	26,945	20,979	9,513	31,222	97	55	135,192
Special mention	—	370	—	109	—	2,206	2,000	—	4,685
Substandard	—	96	863	321	—	1,107	—	—	2,387
Doubtful	—	—	—	—	—	15	—	—	15
Total	23,196	23,651	27,808	21,409	9,513	34,550	2,097	55	142,279
Gross charge-offs	—	—	—	—	—	—	—	—	—
Non-owner occupied commercial real estate
Pass	97,155	109,354	267,280	141,864	97,828	233,084	6,696	777	954,038
Special mention	—	—	5,935	7,793	—	7,833	—	—	21,561
Substandard	—	2,148	146	—	1,014	875	—	—	4,183
Doubtful	—	—	—	—	—	—	—	—	—
Total	97,155	111,502	273,361	149,657	98,842	241,792	6,696	777	979,782
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential mortgages
Not rated	21,574	20,257	55,321	55,152	64,471	56,708	—	—	273,483
Substandard	—	—	85	771	220	420	—	—	1,496
Total	21,574	20,257	55,406	55,923	64,691	57,128	—	—	274,979
Gross charge-offs	—	—	—	—	—	21	—	—	21
Home equity lines and loans
Not rated	13,833	10,657	14,094	4,879	2,503	10,259	35,015	1,252	92,492
Special mention	—	—	115	—	—	—	—	—	115
Substandard	—	24	63	—	—	195	116	215	613
Total	13,833	10,681	14,272	4,879	2,503	10,454	35,131	1,467	93,220
Gross charge-offs	—	—	1	—	—	11	1	—	13
Indirect consumer
Not rated	37,746	52,480	67,237	13,266	4,194	2,726	—	—	177,649
Substandard	75	157	107	79	11	40	—	—	469
Total	37,821	52,637	67,344	13,345	4,205	2,766	—	—	178,118
Gross charge-offs	47	517	525	161	99	116	—	—	1,465
Direct consumer
Not rated	2,420	1,681	1,454	275	41	225	2,455	14	8,565
Substandard	—	—	—	—	—	—	10	2	12
Total	2,420	1,681	1,454	275	41	225	2,465	16	8,577
Gross charge-offs	5	21	20	14	—	4	8	—	72

Total loans	$260,403	$299,782	$496,016	$272,066	$192,541	$380,263	$166,273	$4,075	$2,071,419

Total gross charge-offs	$52	$622	$746	$181	$99	$152	$21	$—	$1,873

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

Collateral-Dependent Loans: Individually analyzed loans which receive a specific allocation as part of the allowance for credit losses or have been partially charged-off and are considered collateral-dependent are carried at fair value. For collateral-dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, typically resulting in the utilization of Level 3 inputs. These loans are analyzed on a quarterly basis for additional credit loss and adjusted accordingly.

Other Real Estate Owned (OREO): Assets acquired through or in lieu of loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Subsequent declines in fair value are recorded through the establishment of a valuation allowance, which may be reversed should fair value increase after the establishment of the valuation allowance.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement as of March 31, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$57,571	$57,571	$—	$—
Mortgage-backed securities, residential	366,371	—	366,371	—
Obligations of states and political subdivisions	35,268	—	35,268	—
Corporate bonds and notes	21,859	—	—	21,859
SBA loan pools	47,258	—	47,258	—
Total available for sale securities	$528,327	$57,571	$448,897	$21,859

Equity investments, at fair value	$2,772	$2,772	$—	$—
Derivative assets	$20,511	$—	$20,511	$—

Financial Liabilities:
Derivative liabilities	$20,594	$—	$20,594	$—

		Fair Value Measurement as of December 31, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$56,906	$56,906	$—	$—
Mortgage-backed securities, residential	365,934	—	365,934	—
Obligations of states and political subdivisions	35,505	—	35,505	—
Corporate bonds and notes	22,016	—	9,884	12,132
SBA loan pools	51,081	—	51,081	—
Total available for sale securities	$531,442	$56,906	$462,404	$12,132

Equity investments, at fair value	$2,759	$2,759	$—	$—
Derivative assets	$23,829	$—	$23,829	$—

Financial Liabilities:
Derivative liabilities	$23,851	$—	$23,851	$—

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
There were no transfers between Level 1 and Level 2 during the three month periods ended March 31, 2025 and 2024.
The Corporation transferred its investment in seven corporate subordinated debt issuances from Level 2 into Level 3 during the three month period ended March 31, 2025, due to the lack of available observable market data for the issuances or issuances of similar size and structure. There was one corporate subordinated debt issuance previously classified using Level 3 inputs which was redeemed by the issuer prior to its initial call date due to merger-related regulatory requirements during the three month period ended March 31, 2025, totaling $1.0 million. There were no transfers between Level 2 and Level 3 during the three month period ended March 31, 2024.
The following tables present a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three month periods ended March 31, 2025 and 2024, and qualitative information regarding Level 3 significant unobservable inputs as of March 31, 2025 and December 31, 2024 (in thousands):

	For the Three Months Ended
Level 3 Financial Assets - Corporate bonds and notes	March 31, 2025	March 31, 2024
Balance of recurring Level 3 assets as of January 1,	$12,132	$7,530
Total gains or losses for the period:
Included in other comprehensive income	843	191
Repayments, calls, and maturities	(1,000)	—
Transfers into Level 3	9,884	—
Transfers out of Level 3	—	—
Balance of recurring Level 3 assets as of March 31,	$21,859	$7,721

March 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Range [Weighted Average] as of March 31, 2025
Corporate bonds and notes	$21,859	Discounted cash flow	Market discount rate	6.25% -12.00% [9.20%]

December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	Range [Weighted Average] as of December 31, 2024
Corporate bonds and notes	$12,132	Discounted cash flow	Market discount rate	7.25% - 12.00% [10.82%]

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024 are summarized below (in thousands):

		Fair Value Measurement as of March 31, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial and industrial	$104	$—	$—	$104
Commercial mortgages:
Non-owner occupied commercial real estate	2,042	—	—	2,042
Total individually analyzed loans	$2,146	$—	$—	$2,146
Other real estate owned:
Residential mortgages	$100	$—	$—	$100
Consumer loans:
Home equity lines and loans	142	—	—	142
Total other real estate owned, net	$242	$—	$—	$242

The fair value of other real estate owned is presented net of a $32 thousand valuation allowance as of March 31, 2025.

		Fair Value Measurement as of December 31, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial and industrial	$11	$—	$—	$11
Commercial mortgages:
Non-owner occupied commercial real estate	873	—	—	873
Total individually analyzed loans	$884	$—	$—	$884
Other real estate owned:
Residential mortgages	$126	$—	$—	$126
Consumer loans:
Home equity lines and loans	285	—	—	285
Total other real estate owned, net	$411	$—	$—	$411

The fair value of other real estate owned is presented net of a $32 thousand valuation allowance as of December 31, 2024.

The following tables present quantitative information regarding Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

Description	Fair Value as of March 31, 2025	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of March 31, 2025
Collateral-dependent loans:
Commercial and industrial	$104	Net present value	Discount rate	50.00% - 50.00% [50.00%]
Commercial mortgages:
Non-owner occupied commercial real estate	2,042	Income approach	Adjustment to appraised value	16.46% - 19.26% [17.75%]
Total individually analyzed loans	$2,146

Other real estate owned:
Residential mortgages	$100	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	142	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$242

Description	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of December 31, 2024
Collateral-dependent loans:
Commercial and industrial	$11	Net present value	Discount rate	41.29% - 41.29% [41.29%]
Commercial mortgages:
Non-owner occupied commercial real estate	873	Income approach	Adjustment to appraised value	16.86% - 16.86% [16.86%]
Total individually analyzed loans	$884

Other real estate owned:
Residential mortgages	$126	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	285	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$411

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments, as of March 31, 2025 and December 31, 2024, are as follows (in thousands):

	March 31, 2025
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$32,087	$32,087	$—	$—	$32,087
Interest-earning deposits in other financial institutions	21,348	21,348	—	—	21,348
Equity investments	3,249	3,249	—	—	3,249
Securities available for sale	528,327	57,571	448,897	21,859	528,327
Securities held to maturity	808	—	—	808	808
FHLBNY and FRBNY stock	8,040	—	—	—	N/A
Loans, net and loans held for sale	2,097,920	—	—	2,007,972	2,007,972
Derivative assets	20,511	—	20,511	—	20,511
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,834,481	$1,834,481	$—	$—	$1,834,481
Time deposits	598,915	—	595,537	—	595,537
FHLBNY advances	85,000	—	85,003	—	85,003
Derivative liabilities	20,594	—	20,594	—	20,594

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	December 31, 2024
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$26,224	$26,224	$—	$—	$26,224
Interest-earning deposits in other financial institutions	20,811	20,811	—	—	20,811
Equity investments	3,235	3,235	—	—	3,235
Securities available for sale	531,442	56,906	462,404	12,132	531,442
Securities held to maturity	808	—	—	808	808
FHLBNY and FRBNY stock	9,117	—	—	—	N/A
Loans, net and loans held for sale	2,071,419	—	—	1,981,851	1,981,851
Derivative assets	23,829	—	23,829	—	23,829
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,772,971	$1,772,971	$—	$—	$1,772,971
Time deposits	623,912	—	622,920	—	622,920
FHLBNY advances	109,110	—	109,083	—	109,083
Derivative liabilities	23,851	—	23,851	—	23,851

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of March 31, 2025, the weighted average remaining lease term was 6.62 years with a weighted average discount rate of 3.53%. Rent expense was $0.2 million for the three months ended March 31, 2025. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties as of March 31, 2025 and December 31, 2024 classified as operating leases consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$5,446	$5,648
Less: accumulated amortization	(194)	(772)
Less: lease termination	—	—
Add: lease modifications	80	570
Operating lease right-of-use-assets, net	$5,332	$5,446

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of March 31, 2025 (in thousands):

Year	Amount
2025	$720
2026	965
2027	977
2028	845
2029	827
2030 and thereafter	1,862
Total minimum lease payments	6,196
Less: amount representing interest	(680)
Present value of net minimum lease payments	$5,516

As of March 31, 2025, the Corporation had no operating leases that were signed but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2044. As of March 31, 2025, the weighted average remaining lease term of finance leases was 11.20 years with a weighted average discount rate of 4.02%. The Corporation has included these leases in premises and equipment as of March 31, 2025 and December 31, 2024 as follows (in thousands):

	March 31, 2025	December 31, 2024
Buildings	$6,507	$6,507
Less: accumulated depreciation	(3,331)	(3,236)
Net book value	$3,176	$3,271

The following is a schedule by year of future minimum lease payments under finance leases, together with the present value of net minimum lease payments as of March 31, 2025 (in thousands):

Year	Amount
2025	$369
2026	502
2027	505
2028	505
2029	511
2030 and thereafter	2,436
Total minimum lease payments	4,828
Less: amount representing interest	(1,127)
Present value of net minimum lease payments	$3,701

As of March 31, 2025, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions
The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $9 thousand per month. Rent and CAM related expenses paid to this Board member totaled $28 thousand and $27 thousand for the three month periods ended March 31, 2025 and 2024, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the three month periods ended March 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance March 31,	$21,824	$21,824

The Corporation had no aggregate amortization expense for the three month periods ended March 31, 2025 and 2024.

The amount of goodwill reflected in the Corporation's Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. Goodwill impairment testing is performed annually as of December 31 and no impairment charges were incurred as of the last test on December 31, 2024.

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
The following table presents the contractual amounts of financial instruments with off-balance sheet risk as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$16,913	$62,272	$12,025	$67,501
Unused lines of credit	$3,530	$372,288	$4,484	$355,872
Standby letters of credit	$—	$19,062	$—	$19,180

Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of March 31, 2025, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 5.63% to 7.38% and maturities ranging from four years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of March 31, 2025, the fixed rate commercial draw commitments have interest rates ranging from 3.25% to 7.88%.
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
The Corporation maintains an allowance for credit losses on unfunded commitments in accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The allowance represents expected future credit losses on financial instruments with off-balance sheet credit risk which are not unconditionally cancellable by the Corporation. As of March 31, 2025 and December 31, 2024, the allowance for credit losses on unfunded commitments was $0.5 million and $0.8 million, respectively.
In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. At March 31, 2025, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity.

NOTE 9        BORROWED FUNDS

The following tables summarize the Corporation's borrowed funds outstanding as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Balance	Maturity	Rate
FHLBNY term advances:
Fixed rate advance	$55,000	May 12, 2025	4.49%
Fixed rate advance	30,000	June 3, 2025	4.48%
Total borrowed funds	$85,000

	December 31, 2024
	Balance	Maturity	Rate
FHLBNY overnight advances	$109,110	January 2, 2025	4.69%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The weighted average interest rate of fixed rate advances as of March 31, 2025 was 4.49%. The advances were collateralized by $246.6 million and $221.1 million of residential mortgage loans and home equity loans under a blanket lien arrangement as of March 31, 2025 and December 31, 2024, respectively. Based on this available collateral and securities also held as collateral, the Corporation was eligible to borrow up to a total of $222.3 million as of March 31, 2025 at the FHLBNY.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2025	$(63,339)	$(1,726)	$(65,065)
Other comprehensive income before reclassification	8,140	—	8,140
Amounts reclassified from accumulated other comprehensive income	—	6	6
Net current period other comprehensive income	8,140	6	8,146
Balance at March 31, 2025	$(55,199)	$(1,720)	$(56,919)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2024	$(62,800)	$(3,213)	$(66,013)
Other comprehensive income before reclassification	(4,070)	—	(4,070)
Amounts reclassified from accumulated other comprehensive income	—	5	5
Net current period other comprehensive income (loss)	(4,070)	5	(4,065)
Balance at March 31, 2024	$(66,870)	$(3,208)	$(70,078)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2025	2024
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$—	$—	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	8	7	Other components of net periodic pension and postretirement benefits
Tax effect	(2)	(2)	Income tax expense
Net of tax	6	5
Total reclassification for the period, net of tax	$6	$5

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

NOTE 11    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three month periods ended March 31, 2025 and 2024 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2025
Revenue by Operating Segment: Non-interest income	Core Banking (b)	WMG	Holding Company and CFS	Total
Service charges on deposit accounts
Overdraft fees	$731	$—	$—	$731
Other	389	—	—	389
Interchange revenue from debit card transactions	1,037	—	—	1,037
WMG fee income	—	2,867	—	2,867
CFS fee and commission income	—	—	223	223
Net gains (losses) on sales of OREO	(11)	—	—	(11)
Net gains on sales of loans(a)	40	—	—	40
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	(33)	—	(14)	(47)
Income from bank-owned life insurance(a)	8	—	—	8
Other(a)	616	—	—	616
Total non-interest income (loss)	$2,813	$2,867	$209	$5,889

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Three Months Ended March 31, 2024
Revenue by Operating Segment: Non-interest income	Core Banking (b)	WMG	Holding Company and CFS	Total
Service charges on deposit accounts
Overdraft fees	$710	$—	$—	$710
Other	239	—	—	239
Interchange revenue from debit card transactions	1,063	—	—	1,063
WMG fee income	—	2,703	—	2,703
CFS fee and commission income	—	—	228	228
Net gains on sales of loans(a)	32	—	—	32
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	117	—	(16)	101
Income from bank-owned life insurance(a)	9	—	—	9
Other(a)	536	—	—	536
Total non-interest income	$2,742	$2,703	$212	$5,657

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

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

NOTE 12    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	391	378
Expected return on plan assets	(524)	(629)
Amortization of unrecognized transition obligation	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	—	—
Net periodic pension benefit	$(133)	$(251)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	11	11
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	3	3
Net periodic supplemental pension cost	$14	$14

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	1	1
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	5	4
Net periodic postretirement, medical and life cost	$6	$5

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

Accounting policies for the segments are the same as those described in Note 1 of the Corporation’s 2024 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2025. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table. Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.

The Holding Company and CFS columns below includes income and expenses related to insurance products, mutual funds, and brokerage services (in thousands).

	Three Months Ended March 31, 2025
	Core Banking	WMG	Holding Company and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$31,698	$—	$1	$(1)	$31,698
Interest expense	11,882	—	—	(1)	11,881
Net interest income	19,816	—	1	—	19,817
Provision for credit losses	1,092	—	—	—	1,092
Net interest income after provision for credit losses	18,724	—	1	—	18,725
Non-interest income	2,816	2,867	209	(3)	5,889
Non-interest expenses:
Legal settlements	—	—	—	—	—
Compensation expense	7,349	1,413	256	—	9,018
Net occupancy expense	1,470	63	3	(3)	1,533
Furniture and equipment expense	351	19	3	—	373
Data processing & software expense	2,210	313	11	—	2,534
Other non-interest expenses	3,274	106	89	—	3,469
Total non-interest expense	14,654	1,914	362	(3)	16,927
Income before income tax expense (benefit)	6,886	953	(152)	—	7,687
Income tax expense (benefit)	1,505	208	(49)	—	1,664
Segment net income	$5,381	$745	$(103)	$—	$6,023

Supplemental Information:
Total assets as of March 31, 2025	$2,766,339	$3,005	$228,017	$(200,636)	$2,796,725
Capital expenditures	$328	$—	$—	$—	$328
Depreciation expense[1]	$452	$15	$—	$—	$467

1 Included in net occupancy and furniture and equipment expense in the table above.

	Three Months Ended March 31, 2024
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$31,211	$—	$10	$(2)	$31,219
Interest expense	13,132	—	—	(2)	13,130
Net interest income	18,079	—	10	—	18,089
Provision for credit losses	(2,040)	—	—	—	(2,040)
Net interest income after provision for credit losses	20,119	—	10	—	20,129
Non-interest income	2,744	2,703	212	(2)	5,657
Non-interest expenses:
Legal settlements	—	—	—	—	—
Compensation expense	7,256	1,437	173	—	8,866
Net occupancy expense	1,430	63	2	(2)	1,493
Furniture and equipment expense	376	19	3	—	398
Data processing & software expense	2,292	275	6	—	2,573
Other non-interest expenses	3,185	101	82	—	3,368
Total non-interest expense	14,539	1,895	266	(2)	16,698
Income before income tax expense (benefit)	8,324	808	(44)	—	9,088
Income tax expense (benefit)	1,871	182	(15)	—	2,038
Segment net income	$6,453	$626	$(29)	$—	$7,050

Supplemental Information:
Total assets as of March 31, 2024	$2,773,541	$3,152	$198,427	$(190,230)	$2,784,890
Capital expenditures	$81	$—	$—	$—	$81
Depreciation expense[1]	$451	$14	$—	$—	$465

1 Included in net occupancy and furniture and equipment expense in the table above.

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

During the three months ended March 31, 2025 and 2024, 33,872 and 12,088 shares, respectively, were re-issued from treasury to fund stock compensation. Effective for the 2024 fiscal year and thereafter, annual stock compensation is awarded the second month after the close of the fiscal year for the Corporation's employees and Chief Executive Officer. The expense related to these grants is recognized over a one year or a five year vesting period. Total expense related to the 2021 Plan of $0.3 million was recognized during each of the three month periods ended March 31, 2025 and 2024, respectively.

A summary of restricted stock activity for the three months ended March 31, 2025 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2025	49,703	$46.67
Granted	33,872	$50.59
Vested	(12,139)	$48.07
Forfeited or cancelled	—
Nonvested at March 31, 2025	71,436	$48.29

As of March 31, 2025, there was $3.1 million of total unrecognized compensation cost related to nonvested shares granted under the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 3.86 years. The total fair value of shares vested was $0.6 million for each of the three month periods ended March 31, 2025 and 2024, respectively. Due to the adoption of the 2021 Plan, certain grants were transitioned to a one-year vesting period.

NOTE 15    SUBSEQUENT EVENTS

On April 30, 2025, the Corporation completed the sale of its former Ithaca "Station" branch property located at 806 West Buffalo Street, Ithaca, New York to a third party. As of March 31, 2025, the property was measured at its carrying value of $0.7 million and is included in premises and equipment, net, on the Corporation's Consolidated Balance Sheet. Upon the sale, the Corporation recognized a gain of $0.6 million.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2024 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2025, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors, and on pages 20–31 of the Corporation’s 2024 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 64-67 of the Corporation's 2024 Form 10-K, and pages 67-70 in this Form 10-Q.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, inflation, tariffs, cybersecurity risks, difficulties in managing the Corporation’s growth, recent bank failures, changes in FDIC assessments, public health issues, geopolitical conflicts, competition, changes in law or the regulatory environment, and changes in general business and economic trends.

Information concerning these and other factors, including Risk Factors, can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2024 Annual Report on Form 10-K. These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Estimates
Critical accounting estimates include the areas where the Corporation has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with GAAP. As a result, the Corporation is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. Significant accounting policies followed by the Corporation are presented in Note 1–Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, and in Note 1–Summary of Significant Accounting Policies of this Form 10-Q.

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

As of March 31, 2025 and December 31, 2024, the allowance for credit losses totaled $22.5 million and $21.4 million, respectively. A significant portion of the allowance for credit losses is allocated to the commercial portfolio, both commercial real estate and commercial and industrial loans. As of March 31, 2025 and December 31, 2024, the allowance for credit losses allocated to the total commercial portfolio was $17.2 million and $15.7 million respectively, or 76.6% and 73.6% of the total allowance for credit losses on loans. For comparison, total commercial loans represented 74.2% and 73.2% of total loan balances as of March 31, 2025 and December 31, 2024, respectively. Given the concentration of the allowance for credit losses allocated to the commercial portfolio, and the significant judgments made by management to derive its estimates, management analyzes risks distinctive to commercial lending with a high degree of scrutiny.

Changes in the FOMC's median forecasted year over year U.S. civilian unemployment rate and year over year change in U.S GDP could have a material impact on the model's estimation of the allowance. Currently, most pools utilize the FOMC's projections for unemployment as a loss driver, while the commercial and industrial, consumer, and other loans loan pools utilize the FOMC's projections for U.S. GDP growth. Segmentation and attributes of loan pools are defined in Note 1 – Summary of Significant Accounting Policies to the Audited Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy, and considering all currently available information. An immediate "shock" or increase of 100 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 50 basis points in the FOMC's projected rate of U.S. GDP growth would increase the model's total calculated allowance by $0.8 million, or 3.8%, to $23.4 million as of March 31, 2025, assuming qualitative adjustments were kept at current levels.

While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity analysis is based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgement of factors as of March 31, 2025, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.

Consolidated Financial Highlights
(in thousands, except per share data)	As of or for the Three Months Ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
RESULTS OF OPERATIONS	2025	2024	2024	2024	2024
Interest and dividend income	$31,698	$32,597	$32,362	$31,386	$31,219
Interest expense	11,881	12,776	13,974	13,625	13,130
Net interest income	19,817	19,821	18,388	17,761	18,089
Provision (credit) for credit losses	1,092	551	564	879	(2,040)
Net interest income after provision for credit losses	18,725	19,270	17,824	16,882	20,129
Non-interest income	5,889	6,056	5,919	5,598	5,657
Non-interest expense	16,927	17,823	16,510	16,219	16,698
Income before income tax expense	7,687	7,503	7,233	6,261	9,088
Income tax expense	1,664	1,589	1,513	1,274	2,038
Net income	$6,023	$5,914	$5,720	$4,987	$7,050
Basic and diluted earnings per share	$1.26	$1.24	$1.19	$1.05	$1.48
Average basic and diluted shares outstanding	4,791	4,774	4,773	4,770	4,764
PERFORMANCE RATIOS - Annualized
Return on average assets	0.88%	0.85%	0.83%	0.73%	1.04%
Return on average equity	10.96%	10.73%	10.81%	10.27%	14.48%
Return on average tangible equity (a)	12.15%	11.92%	12.07%	11.56%	16.29%
Efficiency ratio (unadjusted) (b)	65.85%	68.88%	67.92%	69.43%	70.32%
Efficiency ratio (adjusted) (a)	65.64%	68.64%	67.69%	69.19%	70.07%
Non-interest expense to average assets	2.47%	2.57%	2.39%	2.38%	2.47%
Loans to deposits	86.20%	86.42%	82.78%	83.26%	80.77%
AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.49%	5.61%	5.65%	5.52%	5.51%
Yield on investments	2.26%	2.29%	2.21%	2.27%	2.35%
Yield on interest-earning assets	4.72%	4.79%	4.78%	4.69%	4.70%
Cost of interest-bearing deposits	2.48%	2.67%	2.88%	2.86%	2.75%
Cost of borrowings	4.54%	4.74%	5.08%	5.04%	5.15%
Cost of interest-bearing liabilities	2.55%	2.73%	2.97%	2.94%	2.85%
Cost of funds	1.92%	2.04%	2.24%	2.20%	2.13%
Interest rate spread	2.17%	2.06%	1.81%	1.75%	1.85%
Net interest margin, fully taxable equivalent (a)	2.96%	2.92%	2.72%	2.66%	2.73%
CAPITAL
Total equity to total assets at end of period	8.16%	7.76%	7.95%	7.30%	7.08%
Tangible equity to tangible assets at end of period (a)	7.44%	7.02%	7.22%	6.56%	6.34%
Book value per share	$47.49	$45.13	$46.22	$42.17	$41.34
Tangible book value per share (a)	42.95	40.55	41.65	37.59	36.77
Period-end market value per share	47.57	48.81	48.02	48.00	42.48
Dividends declared per share	0.32	0.31	0.31	0.31	0.31
AVERAGE BALANCES
Loans and loans held for sale (c)	$2,077,739	$2,046,270	$2,020,280	$2,009,823	$1,989,185
Earning assets	2,729,661	2,711,995	2,699,968	2,699,402	2,681,059
Total assets	2,784,414	2,761,875	2,751,392	2,740,967	2,724,391
Deposits	2,445,597	2,446,662	2,410,735	2,419,169	2,402,215
Total equity	222,802	219,254	210,421	195,375	195,860
Tangible equity (b)	200,978	197,430	188,597	173,551	174,036
ASSET QUALITY
Net charge-offs	$262	$594	$78	$306	$182
Non-performing loans (d)	9,881	8,954	10,545	8,195	7,835
Non-performing assets (e)	10,282	9,606	11,134	8,872	8,394
Allowance for credit losses	22,522	21,388	21,441	21,031	20,471
Annualized net charge-offs to average loans	0.05%	0.12%	0.02%	0.06%	0.04%
Non-performing loans to total loans	0.47%	0.43%	0.52%	0.41%	0.39%
Non-performing assets to total assets	0.37%	0.35%	0.40%	0.32%	0.30%
Allowance for credit losses to total loans	1.07%	1.03%	1.06%	1.05%	1.02%
Allowance for credit losses to non-performing loans	227.93%	238.87%	203.33%	256.63%	261.28%

(a) See the GAAP to Non-GAAP reconciliations.	(d) Includes nonaccrual loans only.
(b) Non-interest expense divided by total net interest income plus non-interest income.	(e) Includes non-performing loans, other real estate owned, and repossessions.
(c) Does not reflect Allowance for Credit Losses.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation, and therefore facilitate a comparison of the Corporation with the performance of other companies. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 67-70 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2025 and 2024. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see pages 41-42 of this Form 10-Q and page 37 of the Corporation’s 2024 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Net interest income	$19,817	$18,089	$1,728	9.6%
Non-interest income	5,889	5,657	232	4.1%
Non-interest expense	16,927	16,698	229	1.4%
Pre-provision income	8,779	7,048	1,731	24.6%
Provision (credit) for credit losses	1,092	(2,040)	3,132	(153.5)%
Income tax expense	1,664	2,038	(374)	(18.4)%
Net income	$6,023	$7,050	$(1,027)	(14.6)%

Basic and diluted earnings per share	$1.26	$1.48	$(0.22)	(14.9)%

	Three Months Ended March 31,
Selected financial ratios:	2025	2024
Return on average assets (a)	0.88%	1.04%
Return on average equity (a)	10.96%	14.48%
Net interest margin, fully taxable equivalent (b)	2.96%	2.73%
Efficiency ratio (adjusted) (b)	65.64%	70.07%
Non-interest expense to average assets	2.47%	2.47%

(a) Annualized.
(b) See the GAAP to Non-GAAP reconciliations.
Net income for the first quarter of 2025 was $6.0 million, or $1.26 per share, compared to $7.1 million, or $1.48 per share, for the same period in the prior year. Return on average equity for the current quarter was 10.96%, compared to 14.48% for the same period in the prior year. The decrease in net income was attributable to an increase in the provision for credit losses and an increase in non-interest expense, offset by increases in net interest income and non-interest income, and a decrease in income tax expense.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Interest and dividend income	$31,698	$31,219	$479	1.5%
Interest expense	11,881	13,130	(1,249)	(9.5)%
Net interest income	$19,817	$18,089	$1,728	9.6%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the first quarter of 2025 increased $1.7 million, or 9.6%, to $19.8 million compared to the same period in the prior year, due primarily to decreases of $1.0 million in interest expense on deposits and $0.3 million in interest expense on borrowed funds, and an increase of $0.9 million in interest income on loans, including fees, partially offset by a decrease of $0.5 million in interest and dividend income on taxable securities.

Interest expense on deposits decreased to $11.2 million for the three months ended March 31, 2025 from $12.1 million for the same period in the prior year. The decrease in interest expense on deposits was due primarily to a decrease of 27 basis points in the average cost of total interest-bearing deposits, which was comprised of decreases of 21 basis points in the average cost of customer interest-bearing deposits and 82 basis points in the average cost of brokered deposits, both largely due to decreases in benchmark interest rates and the Corporation's balance sheet structure favoring shorter-term liabilities. Average balances of customer interest-bearing deposits increased $55.0 million, while average balances of brokered deposits decreased $8.6 million, compared to the same period in the prior year. The increase in average balances of customer interest-bearing deposits was primarily due to an increase of $32.9 million in average balances of customer time deposits. The average cost of customer time deposits decreased 38 basis points compared to the same period in the prior year, due to the Corporation's focus on shorter-term certificate of deposit campaigns during 2024, and a decrease in interest rates on campaign offerings in the current period. Customer time deposits comprised 21.1% of average total deposits for the first quarter of 2025, compared to 20.1% for the same period in the prior year. Additionally, an increase of $28.3 million in average balances of interest-bearing demand deposits positively benefited the average cost of interest-bearing deposits, as the 1.57% cost was lower than other types of interest-bearing deposits.

Interest expense on borrowed funds decreased to $0.7 million for the three months ended March 31, 2025 from $1.0 million for the same period in the prior year. The decrease in interest expense on borrowed funds was partially due to a decline in borrowing rates between the first quarter of 2024 and the first quarter of 2025, as well as a shift in the composition of borrowed funds between these periods. The average cost of borrowings decreased 61 basis points, compared to the same period in the prior year, comprised of decreases of 91 basis points and 32 basis points in the average cost of FHLBNY overnight advances and other advances and debt, which includes FHLBNY term advances, respectively. The composition of borrowings in the first quarter of 2025 was primarily comprised of FHLBNY term advances and FHLBNY overnight advances, while the composition of borrowings in the same period in the prior year was primarily comprised of a Federal Reserve Bank Term Funding Program (BTFP) advance and FHLBNY overnight advances.

Interest income on loans, including fees, increased to $28.1 million for the three months ended March 31, 2025, from $27.2 million for the same period in the prior year. The increase in interest income on loans, including fees, was largely due to an increase in average total loan balances of $88.6 million compared to the same period in the prior year, which was concentrated in the commercial loan portfolio. The average yield on total loans was relatively stable compared to the same period in the prior year, declining two basis points to 5.49% in the first quarter of 2025. Average balances of commercial loans increased $122.1 million in the first quarter of 2025 compared to the same period in the prior year, primarily due to growth in commercial real estate balances, while the average yield on commercial loans declined 15 basis points, largely due to repricing of benchmark indexes and $0.3 million in interest income recognized on the payoff of a nonaccrual commercial real estate loan in the same period of the prior year. Average balances of residential mortgage loans and consumer loans each decreased in the first quarter of 2025 compared to the same period in the prior year, decreasing $2.1 million and $31.4 million, respectively. The decrease in average balances of residential mortgage loans was partially due to relatively low levels of housing inventory across the Bank's footprint resulting in lower origination volume, which was comparable to the prior year, as well as a continued election to sell a significant portion of conforming mortgages into the secondary market. The decrease in average balances of consumer loans was primarily due to net runoff of indirect auto loans between the first quarters of 2024 and 2025. The average yield on residential mortgage loans and consumer loans each increased in the first quarter of 2025, compared to the same period in the prior year, increasing 24 and 27 basis points, respectively, each due to strong origination yields in recent periods, and normal runoff of older and typically lower yielding originations. Interest income on interest-earning deposits increased mainly due to a $11.2 million increase in average balances of interest-earning deposits, compared to the same period in the prior year, and despite a decrease of six basis points in the average yield on interest-earning deposits, due to a decrease in the interest rate paid on deposit balances at the Federal Reserve.

Interest and dividend income on taxable securities decreased to $3.0 million for the three months ended March 31, 2025 from $3.6 million for the same period in the prior year. Interest and dividend income on taxable securities decreased primarily due to paydowns and maturities of available for sale securities between the first quarter of 2024 and the first quarter of 2025, totaling $55.9 million, primarily on SBA pooled loan and mortgage-backed securities, as well as a decrease in the interest rates of variable rate SBA pooled loan securities, partially offset by purchases of available for sale securities totaling $5.0 million between these periods.

Fully taxable equivalent net interest margin was 2.96% for the first quarter of 2025, compared to 2.73% for the same period in the prior year. Average interest-earning assets increased $48.6 million for the three months ended March 31, 2025 compared to the same period in the prior year. The average yield on interest-earning assets increased two basis points to 4.72%, and the average cost of interest-bearing liabilities decreased 30 basis points to 2.55%, for the three months ended March 31, 2025, compared to the same period in the prior year, due to the change in the interest rate environment. The cost of funds was 1.92% for the three months ended March 31, 2025, compared to 2.13% for the same period in the prior year, a decrease of 21 basis points.

Average Consolidated Balance Sheets and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three months ended March 31, 2025 and 2024. For the purpose of the table below, nonaccrual loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
($ in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,529,028	$21,696	5.75%	$1,406,950	$20,642	5.90%
Mortgage loans	275,524	2,701	3.98%	277,661	2,597	3.74%
Consumer loans	273,187	3,751	5.57%	304,574	4,016	5.30%
Taxable securities	584,614	3,026	2.10%	633,294	3,560	2.26%
Tax-exempt securities	37,758	279	3.00%	40,266	282	2.82%
Interest-earning deposits	29,550	325	4.46%	18,314	206	4.52%
Total interest-earning assets	2,729,661	31,778	4.72%	2,681,059	31,303	4.70%

Non interest-earning assets:
Cash and due from banks	26,055			25,255
Other assets	50,256			40,665
Allowance for credit losses	(21,558)			(22,588)
Total assets	$2,784,414			$2,724,391

Interest-bearing liabilities:
Interest-bearing demand deposits	$336,162	$1,303	1.57%	$307,895	$1,335	1.74%
Savings and insured money market deposits	858,937	3,866	1.83%	865,113	4,266	1.98%
Time deposits	514,884	4,704	3.71%	481,965	4,904	4.09%
Brokered deposits	112,840	1,283	4.61%	121,405	1,640	5.43%
FHLBNY overnight advances	20,781	236	4.61%	34,875	487	5.52%
FRB advances and other debt	43,950	489	4.51%	41,465	498	4.83%
Total interest-bearing liabilities	1,887,554	11,881	2.55%	1,852,718	13,130	2.85%

Non interest-bearing liabilities:
Demand deposits	622,774			625,837
Other liabilities	51,284			49,976
Total liabilities	2,561,612			2,528,531
Shareholders' equity	222,802			195,860
Total liabilities and shareholders’ equity	$2,784,414			$2,724,391
Fully taxable equivalent net interest income		19,897			18,173
Net interest rate spread (1)			2.17%			1.85%
Net interest margin, fully taxable equivalent (2)			2.96%			2.73%
Taxable equivalent adjustment		(80)			(84)
Net interest income		$19,817			$18,089

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The table below illustrates the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three months ended March 31, 2025 and 2024. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purpose of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include nonaccrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended March 31, 2025 vs. 2024
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$1,054	$1,620	$(566)
Mortgage loans	104	(24)	128
Consumer loans	(265)	(449)	184
Taxable investment securities	(534)	(278)	(256)
Tax-exempt investment securities	(3)	(19)	16
Interest-earning deposits	119	122	(3)
Total interest and dividend income, fully taxable equivalent	475	972	(497)

Interest expense on:
Interest-bearing demand deposits	(32)	109	(141)
Savings and insured money market deposits	(400)	(34)	(366)
Time deposits	(200)	298	(498)
Brokered deposits	(357)	(114)	(243)
FHLBNY overnight advances	(251)	(178)	(73)
FRB advances and other debt	(9)	27	(36)
Total interest expense	(1,249)	108	(1,357)
Net interest income, fully taxable equivalent	$1,724	$864	$860

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

The provision for credit losses increased $3.1 million for the first quarter of 2025, compared to the same period in the prior year. The increase was primarily due to the directionality of changes attributable to the annual update to loss drivers used in the Bank's CECL model. The update to loss drivers in the current year resulted in an increase in baseline loss rates, while the update in the prior year resulted in a decrease in baseline loss rates. This increase was also partially attributable to an increase of $0.1 million in net charge offs in the first quarter of 2025, compared to the first quarter of 2024.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
WMG fee income	$2,867	$2,703	$164	6.1%
Service charges on deposit accounts	1,120	949	171	18.0%
Interchange revenue from debit card transactions	1,037	1,063	(26)	(2.4)%
Changes in fair value of equity investments	(47)	101	(148)	146.5%
Net gains on sales of loans held for sale	40	32	8	25.0%
Net gains (losses) on sales of other real estate owned	(11)	—	(11)	N/M
Income from bank owned life insurance	8	9	(1)	(11.1)%
CFS fee and commission income	223	228	(5)	(2.2)%
Other	652	572	80	14.0%
Total non-interest income	$5,889	$5,657	$232	4.1%

Total non-interest income for the first quarter of 2025 increased $0.2 million compared to the same period in the prior year, primarily due to increases in service charges on deposit accounts, WMG fee income and other non-interest income, partially offset by a decrease in the changes in fair value of equity investments.

Service Charges on Deposit Accounts
The increase in service charges on deposit accounts can primarily be attributed to fee rate increases which were implemented in the second half of 2024.

WMG Fee Income
The increase in WMG fee income can primarily be attributed to fee rate increases which were implemented in the second half of 2024.

Other Non-Interest Income
The increase in other non-interest income can primarily be attributed to an increase in interest rate swap fee income in the first quarter of 2025, when compared to the same period in the prior year.

Changes in Fair Value Equity Investments
The decrease in changes in fair value of equity investments can primarily be attributed to a decrease in the market value of assets held for the Corporation's deferred compensation plan.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Compensation expense:
Salaries and wages	$7,209	$7,016	$193	2.8%
Pension and other employee benefits	1,922	2,082	(160)	(7.7)%
Other components of net periodic pension and postretirement benefits	(113)	(232)	119	51.3%
Total compensation expense	9,018	8,866	152	1.7%

Non-compensation expense:
Net occupancy	1,533	1,493	40	2.7%
Furniture and equipment	373	398	(25)	(6.3)%
Data processing	2,534	2,573	(39)	(1.5)%
Professional services	638	559	79	14.1%
Marketing and advertising	339	345	(6)	(1.7)%
Other real estate owned expenses	11	49	(38)	N/M
FDIC insurance	439	577	(138)	(23.9)%
Loan expenses	278	255	23	9.0%
Other	1,764	1,583	181	11.4%
Total non-compensation expense	7,909	7,832	77	1.0%
Total non-interest expense	$16,927	$16,698	$229	1.4%

Total non-interest expense for the first quarter of 2025 increased $0.2 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and non-compensation expense. For the three months ended March 31, 2025 and 2024, non-interest expense to average assets was 2.47%.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, was primarily due to increases in salaries and wages and other components of net periodic pension and postretirement benefits, partially offset by a decrease in pension and other employee benefits.

The increase in salaries and wages can be primarily attributed to an increase in base salaries, including merit-based increases and additional staffing for the Corporation's newly opened Western New York regional banking center. The increase in other components of net periodic pension and postretirement benefits was primarily due to actuarial adjustments related to the Corporation's pension plans. The decrease in pension and other employee benefit expense was largely due to lower employee healthcare-related expenses compared to the same period in the prior year.

Non-compensation expense
The increase in non-compensation expense for the current period, compared to the same period in the prior year, was primarily due to increases in other non-interest expense and professional services, partially offset by a decrease in FDIC insurance expense. The increase in other non-interest expense was primarily due to net recoveries of multiple large altered check charge-offs during the same period in the prior year as well as higher operational losses on the sale of repossessed vehicles during the first quarter of 2025, compared to the same period in the prior year. The increase in professional services was primarily due to additional consulting services compared to the same period in the prior year. The decrease in FDIC insurance was primarily due to a decrease in the Bank's assessment rate, due to an improvement in evaluated metrics.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Income before income tax expense	$7,687	$9,088	$(1,401)	(15.4)%
Income tax expense	$1,664	$2,038	$(374)	(18.4)%
Effective tax rate	21.6%	22.4%

Income tax expense for the three month periods ended March 31, 2025 and 2024 were $1.7 million and $2.0 million, respectively. The decrease in income tax expense was due primarily to a decrease of $1.4 million in income before income tax expense. The effective income tax rate decreased from 22.4% for the three months ended March 31, 2024 to 21.6% for the three months ended March 31, 2025.

Financial Condition

The following table presents selected financial information as of the dates indicated, and the dollar and percent change (dollars in thousands):

ASSETS	March 31, 2025	December 31, 2024	Change	% Change
Total cash and cash equivalents	$53,435	$47,035	$6,400	13.6%
Total investment securities, FHLB and FRB stock	540,424	544,602	(4,178)	(0.8)%

Loans, net of deferred loan fees	2,097,636	2,071,419	26,217	1.3%
Allowance for credit losses	(22,522)	(21,388)	1,134	5.3%
Loans, net	2,075,114	2,050,031	25,083	1.2%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	105,928	112,655	(6,727)	(6.0)%
Total assets	$2,796,725	$2,776,147	$20,578	0.7%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,433,396	$2,396,883	$36,513	1.5%
Advances and other debt	88,701	112,889	(24,188)	(21.4)%
Other liabilities	46,322	51,066	(4,744)	(9.3)%
Total liabilities	2,568,419	2,560,838	7,581	0.3%

Total shareholders’ equity	228,306	215,309	12,997	6.0%
Total liabilities and shareholders’ equity	$2,796,725	$2,776,147	$20,578	0.7%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in loans, deposits, borrowings, and securities.

Investment securities
The decrease in investment securities can mostly be attributed to $13.6 million in paydowns and maturities in the securities available for sale portfolio, primarily attributable to paydowns on mortgage-backed securities and SBA pooled-loan securities. The market value of securities available for sale increased $11.0 million, due to favorable changes in market interest rates during the current period. Also contributing to the decrease in total investment securities was a decrease of $1.1 million in FHLB and FRB stock, at cost, mainly due to a decrease in total borrowing through the FHLBNY as of March 31, 2025, compared to the prior year-end.

Loans, net
The increase in loans, net of deferred loan fees, can primarily be attributed to increases of $43.3 million in commercial mortgages and $0.5 million in residential mortgages, offset by decreases of $3.8 million in commercial and industrial loans and $13.5 million in indirect consumer loans.

Allowance for Credit Losses
The increase in the allowance for credit losses was primarily due to the annual review and update to loss drivers used in the Bank's CECL model, which is applied to the model in the first quarter of each year. The update in the current year resulted in an increase in baseline loss rates used for modeling. The increase was also impacted by changes in the FOMC's forecasts, including higher U.S. civilian unemployment and lower U.S. GDP growth compared to the prior year-end, and a decline in prepayment speeds compared to the prior year-end.

Other Assets
The decrease in other assets can primarily be attributed to decreases of $3.3 million in interest rate swap assets, due to a decrease in the market value of swaps, and $2.9 million in deferred tax assets, due to improvements in the market value of the available for sale securities portfolio.

Deposits
The increase in deposits can primarily be attributed to increases of $33.3 million in interest-bearing demand deposits and $30.4 million in money market deposits. These increases were partially attributable to seasonal inflows of municipal deposits. Total time deposits decreased $25.0 million, consisting of decreases of $13.6 million in customer time deposits and $11.4 million in brokered deposits. The Bank's certificate of deposit campaign in the current year primarily consisted of a continuation of six and 15 month offerings, as well as the introduction of a 36 month offering. Savings deposits increased $4.0 million while non interest-bearing demand deposits decreased $6.1 million, when compared to December 31, 2024.

Advances and Other Debt
The decrease in advances and other debt can primarily be attributed to an increase in total deposits, which reduced the need for advances and other debt. Advances and other debt as of March 31, 2025 largely consisted of staggered three-month term advances from the FHLBNY, whereas the composition of advances and other debt as of the prior year-end consisted primarily of FHLBNY overnight advances.

Other liabilities
The decrease in other liabilities can primarily be attributed to a decrease of $3.3 million in interest rate swap liabilities, primarily due to a decrease in the market value of swaps.

Shareholders’ equity
Shareholders’ equity was $228.3 million at March 31, 2025 compared to $215.3 million at December 31, 2024. The increase can primarily be attributed to an increase of $4.5 million in retained earnings, and a decrease of $8.1 million in accumulated other comprehensive loss. The increase in retained earnings can primarily be attributed to net income of $6.0 million, offset by $1.5 million in dividends declared, during the three months ended March 31, 2025. The decrease in accumulated other comprehensive loss can primarily be attributed to an increase in the fair market value of the available for sale securities portfolio due to favorable changes in market interest rates at quarter end.

Assets under management or administration
The market value of total assets under management or administration in WMG was $2.203 billion as of March 31, 2025, including $305.5 million of assets held under management or administration for the Corporation, compared to $2.212 billion as of December 31, 2024, including $301.9 million of assets held under management or administration for the Corporation, a decrease of $9.5 million, or 0.4%, largely due to declines in markets during the first quarter of 2025.

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
The available for sale segment of the securities portfolio totaled $528.3 million as of March 31, 2025, a decrease of $3.1 million, or 0.6%, from $531.4 million as of December 31, 2024. The decrease can mostly be attributed to $13.6 million in paydowns and maturities, primarily attributable to paydowns on mortgage-backed securities and SBA pooled-loan securities. The fair value of the portfolio increased $11.0 million, due to favorable changes in interest rates during the current period. The held to maturity securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $0.8 million as of March 31, 2025 and December 31, 2024.
Non-marketable equity securities as of March 31, 2025 and December 31, 2024 include shares of FRBNY stock and FHLBNY stock, carried at their cost. FRBNY stock and FHLBNY stock were $1.9 million and $6.1 million respectively as of March 31, 2025, and $1.9 million and $7.2 million respectively as of December 31, 2024. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

Loans

The table below presents the Corporation’s loan composition by segment as of the dates indicated, and the dollar and percent change from December 31, 2024 to March 31, 2025 (dollars in thousands):

LOAN PORTFOLIO COMPOSITION
	March 31, 2025	% of Total Loans	December 31, 2024	% of Total Loans	Dollar Change	% Change
Commercial and industrial	$295,732	14.1%	$299,521	14.5%	$(3,789)	(1.3)%
Commercial mortgages:
Construction	95,671	4.6%	94,943	4.6%	728	0.8%
Owner occupied commercial real estate	155,027	7.4%	142,279	6.8%	12,748	9.0%
Non-owner occupied commercial real estate	1,009,558	48.1%	979,782	47.3%	29,776	3.0%
Residential mortgages	275,448	13.1%	274,979	13.3%	469	0.2%
Consumer loans:
Home equity lines and loans	93,914	4.5%	93,220	4.5%	694	0.7%
Indirect consumer loans	164,594	7.8%	178,118	8.6%	(13,524)	(7.6)%
Direct consumer loans	7,692	0.4%	8,577	0.4%	(885)	(10.3)%
Total	$2,097,636	100.0%	$2,071,419	100.0%	$26,217	1.3%

Portfolio loans totaled $2.098 billion as of March 31, 2025, an increase of $26.2 million, or 1.3%, from $2.071 billion as of December 31, 2024. The increase in loans can primarily be attributed to increases of $43.3 million in commercial mortgage loans and $0.5 million in residential mortgages, partially offset by decreases of $13.5 million in indirect consumer loans and $3.8 million in commercial and industrial loans.

Commercial lending continues to be a primary driver of asset growth for the Corporation, and demand remained strong in the current economic environment, particularly in the Capital Bank division and the newer Canal Bank division in Western New York. As of March 31, 2025, total commercial real estate loans, inclusive of construction loans, in the Canal Bank division grew $24.9 million, while commercial real estate loans in the Capital Bank and Chemung Canal divisions grew $15.9 million and $2.5 million, respectively, compared to December 31, 2024. Commercial and industrial loan balances in the Canal Bank and Capital Bank divisions decreased by $4.5 million and $2.2 million, respectively, compared to December 31, 2024, partially offset by an increase in commercial and industrial loan balances in the Chemung Canal region of $2.9 million.

Residential mortgage loans totaled $275.4 million as of March 31, 2025, an increase of $0.5 million, or 0.2%, compared to December 31, 2024. During the three months ended March 31, 2025, $9.4 million in residential mortgages were originated, of which $2.3 million were sold in the secondary market to Freddie Mac and FHLBNY. Residential mortgage originations continues to be weaker as a result of lower levels of housing inventory across the Corporation's footprint and the higher interest rate environment, relative to prior years. Total consumer loans decreased primarily due to a decrease of $13.5 million, or 7.6%, in indirect consumer loans compared to December 31, 2024, due to paydowns exceeding originations during 2025, and the relatively fast turnover rate in the portfolio.

The table below presents the Corporation’s outstanding loan balances by Bank division (in thousands):

LOANS BY DIVISION
	March 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Chemung Canal Trust Company (1)	$616,371	$626,903	$665,701	$651,516	$592,172
Capital Bank Division	1,318,287	1,302,593	1,206,561	1,098,104	879,105
Canal Bank Division	162,978	141,923	100,402	79,828	46,972
Total loans	$2,097,636	$2,071,419	$1,972,664	$1,829,448	$1,518,249

(1) All loans, excluding those originated by the Capital Bank and Canal Bank divisions.

Commercial real estate lending represented the largest portion of the Corporation's loan portfolio as of March 31, 2025 and December 31, 2024. Commercial real estate lending is comprised of the construction, owner occupied commercial real estate, and non-owner occupied commercial real estate categories of the loan portfolio, as presented in Note 4 - Loans and Allowance for Credit Losses to the Consolidated Financial Statements. As of March 31, 2025 and December 31, 2024, total commercial real estate loans were $1.260 billion and $1.217 billion, respectively. As the largest component of the Corporation's loan portfolio, quantitative and qualitative attributes of commercial real estate such as maturity and repricing schedules may have a significant impact on management's strategic initiatives, and understanding such attributes is critical in understanding the Corporation's anticipated future liquidity needs and sensitivity to changes in interest rates. Management also evaluates the risk inherent in its portfolio of commercial real estate loans using a variety of metrics, including but not limited to type, geography, collateral, and borrower or sponsor industry.

The following table presents commercial real estate loans by maturity and repricing date as of March 31, 2025 (dollars in thousands):

Commercial real estate loans:	2025	2026	2027	2028	2029	After 2029 (1)	Total
Maturing in:	$74,218	$67,438	$82,576	$89,340	$104,988	$841,696	$1,260,256
Percentage of total	5.9%	5.4%	6.6%	7.1%	8.3%	66.7%	100.0%

Repricing in:	$454,989	$91,416	$95,639	$103,281	$120,019	$394,912	$1,260,256
Percentage of total	36.1%	7.3%	7.6%	8.2%	9.5%	31.3%	100.0%

(1) Includes fixed rate loans

The table below presents commercial real estate loans by type and percentage as of March 31, 2025 and December 31, 2024 (dollars in thousands):

Commercial real estate loans by type:	March 31, 2025	% of Total	December 31, 2024	% of Total	% Change
Construction	$95,671	7.6%	$94,943	7.8%	0.8%
1-4 family residential (1)	43,967	3.5%	44,374	3.6%	(0.9)%
Multifamily	406,021	32.2%	398,728	32.8%	1.8%
Owner occupied	155,027	12.3%	142,279	11.7%	9.0%
Non-owner occupied	559,570	44.4%	536,680	44.1%	4.3%
Total	$1,260,256	100.0%	$1,217,004	100.0%

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

The table below presents commercial real estate loans by regional location of collateral and percentage as of March 31, 2025 and December 31, 2024 (dollars in thousands):

Commercial real estate loans by regional location of collateral:	March 31, 2025	% of Total	December 31, 2024	% of Total	% Change
Capital Region	$795,960	63.2%	$783,342	64.3%	1.6%
Southern Tier & Finger Lakes	207,671	16.4%	221,078	18.2%	(6.1)%
Western New York	198,493	15.8%	155,527	12.8%	27.6%
Other	58,132	4.6%	57,057	4.7%	1.9%
Total	$1,260,256	100.0%	$1,217,004	100.0%

The Corporation closely monitors economic and credit trends for the industries in which its commercial real estate borrowers are involved. Property types are designated based on the purpose of the collateral securing commercial real estate loans. The table below presents commercial real estate loans by borrower industry and percentage as of March 31, 2025 and December 31, 2024, as well as the weighted average (WA) loan to value (LTV) ratio for each industry as of March 31, 2025 (dollars in thousands):

Commercial real estate loans by borrower industry:	March 31, 2025	% of Total	WA LTV %	December 31, 2024	% of Total	% Change
Construction & land development	$95,671	7.6%	NA	$94,943	7.8%	0.8%
Industrial	66,844	5.3%	51%	62,817	5.3%	6.4%
Warehouse & storage	94,042	7.5%	51%	91,357	7.5%	2.9%
Retail	229,172	18.2%	58%	212,938	17.5%	7.6%
Office	132,109	10.5%	62%	122,248	10.0%	8.1%
Hotel	59,597	4.7%	57%	53,960	4.4%	10.4%
1-4 family residential rental	43,856	3.5%	62%	44,374	3.6%	(1.2)%
Multifamily (5+)	432,883	34.3%	62%	427,257	35.1%	1.3%
Medical	45,706	3.6%	57%	45,480	3.7%	0.5%
Educational	21,860	1.7%	72%	22,129	1.8%	(1.2)%
Other	38,516	3.1%	49%	39,501	3.3%	(2.5)%
Total	$1,260,256	100.0%	59%	$1,217,004	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which may cause them to be similarly impacted by economic or other conditions. Industries are identified using NAICS codes, and the Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations of greater than 10.0% of total loans. As of March 31, 2025 and December 31, 2024, commercial loans to borrowers involved in the real estate and real estate rental and leasing businesses were 51.3% and 50.9% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of March 31, 2025 and December 31, 2024.

The table below presents the maturity of loans outstanding as of March 31, 2025 (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$96,781	$118,801	$77,531	$2,619	$295,732
Commercial mortgages:
Construction	10,168	27,177	58,326	—	95,671
Owner occupied commercial real estate	6,773	30,205	105,694	12,355	155,027
Non-owner occupied commercial real estate	77,131	289,394	622,095	20,938	1,009,558
Residential mortgages	8,426	11,356	92,123	163,543	275,448
Consumer loans:
Home equity lines and loans	191	7,063	59,198	27,462	93,914
Indirect consumer loans	1,435	121,233	41,925	1	164,594
Direct consumer loans	302	5,027	1,501	862	7,692
Total	$201,207	$610,256	$1,058,393	$227,780	$2,097,636

The tables below present the amounts due after one year, classified according to fixed interest rates and variable interest rates as of March 31, 2025 (in thousands):

Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$65,234	$34,090	$475	$99,799
Commercial mortgages:
Construction	5,273	2,768	—	8,041
Owner occupied commercial real estate	8,702	21,601	—	30,303
Non-owner occupied commercial real estate	194,671	112,357	5,934	312,962
Residential mortgages	11,356	87,929	114,498	213,783
Consumer loans:
Home equity lines and loans	5,820	50,583	414	56,817
Indirect consumer loans	121,233	41,926	1	163,160
Direct consumer loans	5,020	453.668	50.108	5,524
Total	$417,309	$351,708	$121,372	$890,389

Loans maturing with variable interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$53,568	$43,439	$2,144	$99,151
Commercial mortgages:				—
Construction	21,903	55,559	—	77,462
Owner occupied commercial real estate	21,502	84,094	12,355	117,951
Non-owner occupied commercial real estate	94,723	509,737	15,004	619,464
Residential mortgages	—	4,194	49,045	53,239
Consumer loans:				—
Home equity lines and loans	1,243	8,615	27,049	36,907
Indirect consumer loans	—	—	—	—
Direct consumer loans	8	1,047	811	1,866
Total	$192,947	$706,685	$106,408	$1,006,040

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

The following table summarizes the Corporation's non-performing assets (dollars in thousands):

NON-PERFORMING ASSETS
	March 31, 2025	December 31, 2024
Total non-performing loans	$9,881	$8,954
Other real estate owned and repossessed vehicles	401	652
Total non-performing assets	$10,282	$9,606

Ratio of non-performing loans to total loans	0.47%	0.43%
Ratio of non-performing assets to total assets	0.37%	0.35%
Ratio of allowance for credit losses to non-performing loans	227.93%	238.87%
Accruing loans past due 90 days or more (1)	$24	$23

(1) Not included in non-performing assets above.

Non-performing loans totaled $9.9 million, or 0.47% of total loans as of March 31, 2025, compared to $9.0 million, or 0.43% of total loans as of December 31, 2024. Non-performing assets, which are comprised of non-performing loans, other real estate owned, and repossessed vehicles were $10.3 million, or 0.37% of total assets as of March 31, 2025, compared to $9.6 million, or 0.35% of total assets as of December 31, 2024. The increase in non-performing loans was primarily due to $0.5 million in residential mortgage loans and $0.5 million in home equity lines and loans being placed into nonaccrual status during the three months ended March 31, 2025. The increase in each of these categories was largely attributable to a single loan in each category, both of which are considered well-collateralized. Non-performing commercial loans decreased $0.1 million compared to December 31, 2024, largely due to the payoff of a $0.3 million nonaccrual non-owner occupied loan during the three months ended March 31, 2025, partially offset by the addition of a $0.2 million commercial and industrial loan to nonaccrual during the same period.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Corporation works closely with borrowers experiencing financial difficulties to identify viable solutions that minimize the potential for loss. The Corporation monitors modifications made to borrowers experiencing financial difficulty in which contractual cash flows are directly impacted, in accordance with ASU 2022-02. Modifications included under this guidance include principal reductions, reductions in effective interest rates, term extensions, significant payment delays, or a combination thereof. As of March 31, 2025, the Corporation had seven active loans modified under this accounting guidance. As of March 31, 2025, one commercial and industrial loan which was given an extension of six months during 2023 was in payment default, while the remainder of modified loans were performing under their modified terms. There were no loan modifications made to borrowers experiencing financial difficulty during the three month periods ended March 31, 2025 and 2024.

Allowance for Credit Losses
The allowance for credit losses is an amount that management believes will be adequate to absorb the estimated lifetime credit losses inherent in assets exhibiting credit risk as of the measurement date. The allowance is in conformity with the requirements established by ASC 326-Financial Instruments-Credit Losses. The allowance for credit losses covers a broad range of assets including loans, unfunded commitments, and debt securities, incorporating both quantitative and qualitative components. As of March 31, 2025 and December 31, 2024, the Corporation did not allocate any allowance for credit losses to its portfolios of available for sale or held to maturity debt securities, due to either the explicit or implicit U.S. Government guarantee as to principal and interest payments on the majority of the portfolio, and the immateriality of credit risk on remaining unguaranteed securities.
Loans are analyzed for credit loss on either an individual basis or a pooled (collective) basis, determined by risk characteristics. The Corporation begins analyzing loans on an individual basis when management determines a loan no longer exhibited risk characteristics consistent with the risk characteristics in its designated pool under the Corporation's CECL methodology. The amortized cost basis of individually analyzed loans as of March 31, 2025 totaled $6.4 million, compared to $6.5 million as of December 31, 2024. Remaining loans are analyzed on a pooled basis and are segmented based on groups of assigned FFIEC Call Report codes. Management seeks to disaggregate its loan portfolio in a granular enough manner to capture the risk profile of each loan, yet broad enough to accurately allow for the application of certain pool-level assumptions.
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
The allowance for credit losses on loans was $22.5 million as of March 31, 2025, and $21.4 million as of December 31, 2024. The allowance for credit losses on loans was 227.93% of non-performing loans as of March 31, 2025, compared to 238.87% as of December 31, 2024. The ratio of allowance for credit losses on loans to total loans was 1.07% as of March 31, 2025 and 1.03% as of December 31, 2024. Net charge-offs for the three months ended March 31, 2025 and March 31, 2024 were $0.3 million and $0.2 million, respectively. Net charge-off activity for the three months ended March 31, 2025 and 2024 was almost entirely concentrated in indirect auto loans.
The increase in the allowance for credit losses was largely due to the annual review and update performed on the loss drivers used as the basis for the Bank's CECL model. Loss drivers are the economic variables used to make forward looking credit loss projections. The economic variable used as a loss driver used for the Bank's commercial and industrial and other loans pools were adjusted as a result of the annual update; the loss driver used in the prior year was the FOMC's projection for U.S civilian unemployment rate and the loss driver used in the current year is the FOMC's projection for U.S. GDP growth. Recalibration of loss drivers resulted in an increase in baseline loss rates used in CECL modeling, reflecting additional periods of data added to the analysis and normal maintenance of the composition of the peer groups used in modeling. Additionally, FOMC forecasts for both U.S. civilian unemployment and U.S. GDP growth deteriorated as of March 31, 2025 compared to December 31, 2024, as the FOMC incorporated elevated levels of economic uncertainty in the current environment into their forecasts. Prepayment speeds, which have an inverse relationship with modeled credit losses, also declined as of March 31, 2025 compared to December 31, 2024.

The table below summarizes the Corporation’s allowance for credit losses and non-performing loans outstanding by loan category as of March 31, 2025 and December 31, 2024 (dollars in thousands):

ALLOWANCE BY LOAN CATEGORY
Balance as of March 31, 2025	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$5,153	1.74%	$1,697	0.57%	303.65%
Commercial mortgages	12,089	0.96%	4,692	0.42%	257.65%
Residential mortgages	2,473	0.90%	1,697	0.62%	145.73%
Consumer loans	2,807	1.05%	1,795	0.67%	156.38%
Total	$22,522	1.07%	$9,881	0.47%	227.93%

Balance as of December 31, 2024	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,520	1.51%	$1,534	0.51%	294.65%
Commercial mortgages	11,214	0.92%	4,959	0.41%	226.13%
Residential mortgages	2,259	0.82%	1,372	0.50%	164.65%
Consumer loans	3,395	1.21%	1,089	0.39%	311.75%
Total	$21,388	1.03%	$8,954	0.43%	238.87%

(1) Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios as of March 31, 2025 and December 31, 2024:

Consolidated Ratios	March 31, 2025	December 31, 2024
Non-performing loans to total loans	0.47%	0.43%
Allowance for credit losses to total loans	1.07%	1.03%
Allowance for credit losses to non-performing loans	227.93%	238.87%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the three months ended March 31, 2025 and March 31, 2024:

Net Charge-Off Ratio	March 31, 2025	March 31, 2024
Commercial and industrial	—%	(0.01)%
Commercial mortgages	—%	—%
Residential mortgages	(0.01)%	—%
Consumer loans	0.40%	0.30%
Total	0.05%	0.04%

The table below summarizes the Corporation’s credit loss experience for the three months ended March 31, 2025 and 2024 (in thousands):

SUMMARY OF CREDIT LOSS EXPERIENCE
	Three Months Ended March 31,
	2025	2024
Balance of allowance for credit losses at beginning of period	$21,388	$22,517
Charge-offs:
Commercial and industrial	5	—
Commercial mortgages	—	—
Residential mortgages	—	16
Consumer loans	393	351
Total charge-offs	$398	$367
Recoveries:
Commercial and industrial	$4	$37
Commercial mortgages	1	1
Residential mortgages	5	22
Consumer loans	126	125
Total recoveries	$136	$185
Net charge-offs (recoveries)	262	182
Provision (credit) for credit losses on-balance sheet exposure (1)	1,396	(1,864)
Balance of allowance for credit losses at end of period	$22,522	$20,471

(1) Additional provision related to off-balance sheet exposure was a credit of $304 thousand for the three months ended March 31, 2025 and a credit of $176 thousand for the three months ended March 31, 2024.

Other Real Estate Owned and Repossessed Vehicles

Other real estate owned totaled $0.2 million as of March 31, 2025, and $0.4 million as of December 31, 2024, respectively. There were no properties added to other real estate owned in the first three months of 2025. There was one residential mortgage property and two home equity properties sold from other real estate owned in the first three months of 2025, resulting in a net loss on sales of $11 thousand. The Corporation had $0.2 million in repossessed vehicles as of March 31, 2025, which is included in other assets on the Consolidated Balance Sheets, and is a component of non-performing assets.

Deposits

The table below summarizes the Corporation’s deposit composition by segment as of March 31, 2025, and December 31, 2024, and the dollar and percent change from December 31, 2024 to March 31, 2025 (in thousands):

DEPOSITS
					March 31, 2025 v. December 31, 2024
	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non interest-bearing demand deposits	$619,645	25.5%	$625,762	26.1%	$(6,117)	(1.0)%
Interest-bearing demand deposits	339,790	14.0%	306,536	12.8%	33,254	10.8%
Money market deposits	625,505	25.7%	595,123	24.8%	30,382	5.1%
Savings deposits	249,541	10.3%	245,550	10.2%	3,991	1.6%
Certificates of deposit $250,000 or less	385,575	15.8%	401,563	16.8%	(15,988)	(4.0)%
Certificates of deposit greater than $250,000	104,292	4.2%	101,125	4.3%	3,167	3.1%
Brokered deposits	80,799	3.3%	92,159	3.8%	(11,360)	(12.3)%
Other time deposits	28,249	1.2%	29,065	1.2%	(816)	(2.8)%
Total	$2,433,396	100.0%	$2,396,883	100.0%	$36,513	1.5%

Deposits totaled $2.433 billion as of March 31, 2025 compared to $2.397 billion as of December 31, 2024, an increase of $36.5 million, or 1.5%. The increase was primarily attributable to increases of $33.3 million in interest-bearing demand deposits, $30.4 million in insured money market deposits, and $4.0 million in savings deposits. These increases were partially attributable to seasonal inflows of municipal deposits. These increases were partially offset by decreases of $13.6 million in customer time deposits, $11.4 million in brokered deposits and $6.1 million in non interest-bearing demand deposits. The Bank's certificate of deposit campaign in the current year primarily consisted of a continuation of six and 15 month offerings, as well as the introduction of a 36 month offering.
The growth in customer deposits was due primarily to increases of $22.0 million in public deposits, $10.2 million in consumer deposits, $17.7 million in ICS deposits, and $8.0 million in commercial deposits. CDARS deposits decreased $10.1 million when compared to December 31, 2024. As of March 31, 2025, demand deposit and money market deposits comprised 65.1% of total deposits compared to 63.7% as of December 31, 2024. The aggregate amount of the Corporation's outstanding uninsured deposits was 28.4% and 27.2% of total deposits, as of March 31, 2025 and December 31, 2024, respectively.

The table below presents the Corporation's deposits balances by Bank division (in thousands):

DEPOSITS BY DIVISION
	March 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Chemung Canal Trust Company	$1,949,773	$1,892,228	$1,899,903	$1,815,566	$1,738,015
Capital Bank Division	379,007	399,411	380,962	435,207	415,607
Canal Bank Division	23,817	13,085	5,786	3,002	1,811
Brokered Deposits	80,799	92,159	142,776	73,452	—
Total	$2,433,396	$2,396,883	$2,429,427	$2,327,227	$2,155,433

In addition to consumer, commercial, and public deposits, other sources of funds include reciprocal deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. The CDARS and ICS reciprocal program uses a sophisticated matching system, where funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Additionally, the CDARS and ICS One-Way Buy programs allow the Corporation to obtain wholesale brokered deposits through the system. Deposits obtained through the CDARS and ICS reciprocal programs were $395.0 million and $387.3 million as of March 31, 2025, and December 31, 2024, respectively. Brokered deposits, which include funds obtained through brokers or the CDARS and ICS One-Way Buy program, were $80.8 million and $92.2 million as of March 31, 2025, and December 31, 2024, respectively.

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

Borrowings
Borrowings decreased $24.2 million to $88.7 million as of March 31, 2025 from December 31, 2024, primarily due to an increase in total deposits, reducing the need for wholesale borrowing. The Corporation’s borrowed funds as of March 31, 2025 were comprised of $85.0 million staggered three-month advances from the FHLBNY. The Corporation’s borrowed funds as of December 31, 2024 were comprised of a $109.1 million FHLBNY overnight advance. There were no outstanding FHLBNY or FRBNY term advances as of December 31, 2024.

Shareholders’ Equity
Total shareholders' equity increased by $13.0 million from $215.3 million as of December 31, 2024 to $228.3 million as of March 31, 2025, primarily due to an increase in retained earnings and a decrease in accumulated other comprehensive loss. The increase in retained earnings of $4.5 million was due primarily to earnings of $6.0 million, offset by $1.5 million in dividends declared during the three months ended March 31, 2025. The decrease in accumulated other comprehensive loss of $8.1 million can be mostly attributed to an increase in the fair market value of the available for sale securities portfolio, primarily due to favorable changes in interest rates. Treasury stock decreased by $1.0 million, primarily due to the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 8.16% as of March 31, 2025 compared to 7.76% as of December 31, 2024. The tangible equity to tangible assets ratio was 7.44% as of March 31, 2025 compared to 7.02% as of December 31, 2024. Book value per share increased to $47.49 as of March 31, 2025 from $45.13 as of December 31, 2024.
The Bank is subject to the capital adequacy guidelines of the Federal Reserve, which establishes a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of March 31, 2025, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased in the first quarter of 2025. As of March 31, 2025, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares as of March 31, 2025.

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
As of March 31, 2025, the Corporation's cash and cash equivalents balance was $53.4 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of mortgage-backed securities, U.S. Gov't Treasury securities, Small Business Administration loan pools, and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of March 31, 2025, the Corporation's investment in securities available for sale was $528.3 million, $256.1 million of which was not pledged as collateral.

The Corporation is a member of the FHLBNY, which allows it to access borrowings to enhance management's ability to satisfy future liquidity needs. The Bank had pledged a total of $246.6 million and $244.6 million of residential mortgage loans and home equity loans under a blanket lien arrangement, as of March 31, 2025 and December 31, 2024, respectively, as collateral for future borrowings. Based on this available collateral and securities also held as collateral, the Corporation was eligible to borrow up to a total of $222.3 million and $221.1 million as of March 31, 2025 and December 31, 2024, respectively. The Bank had no outstanding FHLBNY borrowings as of March 31, 2025, and $109.1 million as of December 31, 2024. The Bank's unused borrowing capacity at the FHLBNY was $222.3 million as of March 31, 2025. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.
Uninsured deposits totaled $690.3 million as of March 31, 2025, and $652.3 million as of December 31, 2024, which included $167.6 million and $145.6 million of municipal deposits that were collateralized by pledged assets when appropriate, respectively. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions due to their fluidity.
The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it may continue utilizing brokered deposits as a secondary source of funding to support growth. Brokered deposits may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. Brokered deposits were $80.8 million and $92.2 million, as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, brokered deposits carried terms of 3 months, with staggered maturities. The Corporation also had a total of $75.0 million of unsecured lines of credit with five different financial institutions, all of which were available as of March 31, 2025 and December 31, 2024. Also available to the Corporation is the Discount Window Lending provided by the Federal Reserve Bank.
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

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$7,180	$7,934
Net cash used in investing activities	(11,633)	(17,866)
Net cash provided by financing activities	10,853	67,947
Net increase in cash and cash equivalents	$6,400	$58,015

Operating activities
The Corporation believes cash flows from operations, available cash balances, and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first three months of 2025 and 2024 primarily resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first three months of 2025 and 2024 primarily resulted from a net increase in loans, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first three months of 2025 primarily resulted from staggered three-month advances from the FHLBNY and a net increase in deposits. Cash provided by financing activities during the first three months of 2024 predominantly resulted from an increase in deposits, including brokered deposits, and an advance from the Federal Reserve BTFP, offset by a net repayment of overnight advances held at the end of the prior quarter.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of March 31, 2025 and December 31, 2024, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of March 31, 2025, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of March 31, 2025 and December 31, 2024 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of March 31, 2025 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$286,459	13.45%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$280,900	13.19%	$170,345	8.00%	$223,578	10.50%	$212,932	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$263,401	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$257,842	12.11%	$127,759	6.00%	$180,992	8.50%	$170,345	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$263,401	12.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$257,842	12.11%	$95,819	4.50%	$149,052	7.00%	$138,406	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$263,401	9.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$257,842	9.07%	$113,716	4.00%	N/A	N/A	$142,145	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2024 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$280,778	13.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$275,179	13.09%	$168,137	8.00%	$220,680	10.50%	$210,172	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$258,550	12.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	12.04%	$126,103	6.00%	$178,646	8.50%	$168,137	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$258,550	12.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	12.04%	$94,577	4.50%	$147,120	7.00%	$136,612	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$258,550	9.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	8.98%	$112,639	4.00%	N/A	N/A	$140,799	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. As of March 31, 2025, the Bank could, without prior approval, declare dividends of approximately $45.2 million.

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

(in thousands, except ratio data)	As of or for the Three Months Ended
Net Interest Margin - Fully Taxable Equivalent	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
Net interest income (GAAP)	$19,817	$19,821	$18,388	$17,761	$18,089
Fully taxable equivalent adjustment	80	88	83	81	84
Fully taxable equivalent net interest income (non-GAAP)	$19,897	$19,909	$18,471	$17,842	$18,173

Average interest-earning assets (GAAP)	$2,729,661	$2,711,995	$2,699,968	$2,699,402	$2,681,059

Net interest margin - fully taxable equivalent (non-GAAP)	2.96%	2.92%	2.72%	2.66%	2.73%

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

	As of or for the Three Months Ended
(in thousands, except ratio data)	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
Efficiency Ratio	2025	2024	2024	2024	2024
Net interest income (GAAP)	$19,817	$19,821	$18,388	$17,761	$18,089
Fully taxable equivalent adjustment	80	88	83	81	84
Fully taxable equivalent net interest income (non-GAAP)	$19,897	$19,909	$18,471	$17,842	$18,173

Non-interest income (GAAP)	$5,889	$6,056	$5,919	$5,598	$5,657

Non-interest expense (GAAP)	$16,927	$17,823	$16,510	$16,219	$16,698

Efficiency ratio (unadjusted)	65.85%	68.88%	67.92%	69.43%	70.32%
Efficiency ratio (adjusted)	65.64%	68.64%	67.69%	69.19%	70.07%

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

(in thousands, except per share and ratio data)	As of or for the Three Months Ended
Tangible Equity and Tangible Assets (Period End)	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
Total shareholders' equity (GAAP)	$228,306	$215,309	$220,654	$201,222	$197,128
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible equity (non-GAAP)	$206,482	$193,485	$198,830	$179,398	$175,304

Total assets (GAAP)	$2,796,725	$2,776,147	$2,774,215	$2,755,813	$2,784,890
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,774,901	$2,754,323	$2,752,391	$2,733,989	$2,763,066

Total equity to total assets at end of period (GAAP)	8.16%	7.76%	7.95%	7.30%	7.08%
Book value per share (GAAP)	$47.49	$45.13	$46.22	$42.17	$41.34

Tangible equity to tangible assets at end of period (non-GAAP)	7.44%	7.02%	7.22%	6.56%	6.34%
Tangible book value per share (non-GAAP)	$42.95	$40.55	$41.65	$37.59	$36.77

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

	As of or for the Three Months Ended
(in thousands, except ratio data)	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
Tangible Equity (Average)	2025	2024	2024	2024	2024
Total average shareholders' equity (GAAP)	$222,802	$219,254	$210,421	$195,375	$195,860
Less: average intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Average tangible equity (non-GAAP)	$200,978	$197,430	$188,597	$173,551	$174,036

Return on average equity (GAAP)	10.96%	10.73%	10.81%	10.27%	14.48%
Return on average tangible equity (non-GAAP)	12.15%	11.92%	12.07%	11.56%	16.29%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
Non-GAAP Net Income	2025	2024	2024	2024	2024
Reported net income (GAAP)	$6,023	$5,914	$5,720	$4,987	$7,050
Net (gains) losses on security transactions (net of tax)	—	—	—	—	—
Non-GAAP net income	$6,023	$5,914	$5,720	$4,987	$7,050

Average basic and diluted shares outstanding	4,791	4,774	4,773	4,770	4,764

Reported basic and diluted earnings per share (GAAP)	$1.26	$1.24	$1.19	$1.05	$1.48
Reported return on average assets (GAAP)	0.88%	0.85%	0.83%	0.73%	1.04%
Reported return on average equity (GAAP)	10.96%	10.73%	10.81%	10.27%	14.48%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. As of March 31, 2025, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would positively impact the next 12 months net interest income by 2.64% and 4.25%, respectively. Immediate increases of 100 basis points and 200 basis points would positively impact the next 12 months net interest income by 2.22% and 4.38%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
200 basis points decrease	4.25%
100 basis points decrease	2.64%
100 basis points increase	2.22%
200 basis points increase	4.38%

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. As of March 31, 2025, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would positively impact the market value of the Corporation’s capital account by 2.82% and 3.15%, respectively. Immediate increases in interest rates of 100 basis points and 200 basis points would positively impact the market value by 1.06% and 2.22%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
200 basis points decrease	3.15%
100 basis points decrease	2.82%
100 basis points increase	1.06%
200 basis points increase	2.22%

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

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits. The Senior Loan Committee, consisting of the President and Chief Executive Officer, Chief Financial Officer and Treasurer (non-voting), Chief Credit Officer, Chief Risk Officer, Business Client Division Manager, Divisional Presidents, and Commercial Loan Manager, implements the Board-approved loan policy.

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial and accounting officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2025 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial and accounting officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2025. In addition, there have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of March 31, 2025.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 14, 2025. Additional risks not presently known to us, or that we currently deem immaterial, may adversely affect our business, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2025	—	$—	—	200,816
February 1 - February 28, 2025	—	$—	—	200,816
March 1 -March 31, 2025	—	$—	—	200,816
Quarter ended March 31, 2025	—	$—	—	200,816
(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of March 31, 2025 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

During the first quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

CHEMUNG FINANCIAL CORPORATION

DATED: May 7, 2025	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: May 7, 2025	By: /s/ Dale M. McKim, III
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