Form 10-Q
period 2025-06-30
CHEMUNG FINANCIAL CORP
filed 2025-08-07
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 4,790,939 shares of Common Stock, $0.01 par value, outstanding.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS
To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Abbreviations

ACL	Allowance for credit losses
AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
Board of Directors	Board of Directors of Chemung Financial Corporation
CAM	Common area maintenance charges
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit loss
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLBNY	Federal Home Loan Bank of New York
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
LGD	Loss given default
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
OPEB	Other postemployment benefits
OREO	Other real estate owned
PD	Probability of default
ROAA	Return on average assets
ROAE	Return on average equity
REIT	Real estate investment trust
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
SOFR	Secured Overnight Financing Rate
WMG	Wealth Management Group

Terms

Allowance for credit losses	Contra asset account estimating the lifetime amount the Corporation anticipates will be unrecoverable from assets with credit risk in conformity with CECL requirements outlined in ASC 326.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel III
A comprehensive set of reform measures designed to improve the regulation, supervision, and risk management within the banking sector. The reforms require banks to maintain proper leverage ratios and meet certain capital requirements.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Canal Bank	Division of Chemung Canal Trust Company located in the “Western Region” of New York State, including Erie County.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany, Saratoga, and Schenectady.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Common area maintenance (CAM)	Expenses associated with shared-space maintenance of leased premises.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Executive Management Team	Senior leadership of Chemung Financial Corporation responsible for the Corporation's strategic direction and operations.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years and other loans receivable designated for sale by management.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
MasterCard	Payment card services vendor.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.

N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes, and Treasury bonds.
Obligations of U.S. Government sponsored enterprises	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
Other real estate owned (OREO)	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 and provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities and investment company-related requirements.
Risk-Weighted Assets (RWA)	Risk-weighted assets, which is used to calculate regulatory capital ratios, consist of on- and off-balance sheet exposures that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet exposures such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets, including debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from financial institutions	$35,825	$26,224
Interest-earning deposits in other financial institutions	284,226	20,811
Total cash and cash equivalents	320,051	47,035

Equity investments, at estimated fair value	3,387	3,235
Securities available for sale, at estimated fair value (amortized cost of $343,032, at June 30, 2025 and $617,271 at December 31, 2024, net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024, respectively)	287,335	531,442
Securities held to maturity, at amortized cost (estimated fair value of $680 at June 30, 2025 and $808 at December 31, 2024, respectively, net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024, respectively)	680	808
FHLBNY and FRBNY stock, at cost	6,826	9,117

Loans, net of deferred loan fees	2,132,414	2,071,419
Allowance for credit losses	(22,665)	(21,388)
Loans, net	2,109,749	2,050,031

Loans held for sale	2,212	—
Premises and equipment, net	15,438	16,375
Operating lease right-of-use assets	5,139	5,446
Goodwill	21,824	21,824
Bank-owned life insurance	2,968	2,952
Interest rate swap assets	18,727	23,829
Accrued interest receivable and other assets	58,152	64,053

Total assets	$2,852,488	$2,776,147

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non interest-bearing	$624,389	$625,762
Interest-bearing	1,844,573	1,771,121
Total deposits	2,468,962	2,396,883

Overnight and short-term advances	55,000	109,110
Subordinated debt, net of issuance costs of $854 and $0, respectively	44,146	—
Long term finance lease obligation	3,616	3,779
Operating lease liabilities	5,319	5,629
Interest rate swap liabilities	18,815	23,851
Accrued interest payable and other liabilities	21,664	21,586
Total liabilities	2,617,522	2,560,838

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2025 and December 31, 2024	53	53
Additional paid-in capital	48,502	48,783
Retained earnings	244,211	247,705
Treasury stock, at cost; 517,898 shares at June 30, 2025 and 555,881 shares at December 31, 2024	(15,095)	(16,167)
Accumulated other comprehensive loss	(42,705)	(65,065)
Total shareholders' equity	234,966	215,309

Total liabilities and shareholders' equity	$2,852,488	$2,776,147
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$29,435	$27,514	$57,534	$54,712
Taxable securities	2,530	3,251	5,553	6,808
Tax exempt securities	214	254	465	512
Interest-earning deposits	855	367	1,180	573
Total interest and dividend income	33,034	31,386	64,732	62,605
Interest expense:
Deposits	11,076	12,711	22,232	24,856
Borrowed funds	1,150	914	1,875	1,899
Total interest expense	12,226	13,625	24,107	26,755
Net interest income	20,808	17,761	40,625	35,850
Provision (credit) for credit losses	1,145	879	2,237	(1,161)
Net interest income after provision for credit losses	19,663	16,882	38,388	37,011

Non-interest income:
WMG fee income	2,993	2,860	5,860	5,563
Service charges on deposit accounts	1,114	964	2,234	1,913
Interchange revenue from debit card transactions	1,110	1,141	2,147	2,204
Net (losses) on security transactions	(17,498)	—	(17,498)	—
Changes in fair value of equity investments	108	14	61	115
Net gains on sales of loans held for sale	51	39	91	71
Net gains (losses) on sales of other real estate owned	3	(3)	(8)	(3)
Income from bank-owned life insurance	8	10	16	19
Other	1,406	573	2,281	1,373
Total non-interest income	(10,705)	5,598	(4,816)	11,255

Non-interest expense:
Salaries and wages	7,579	6,823	14,788	13,839
Pension and other employee benefits	2,112	2,078	4,034	4,160
Other components of net periodic pension and postretirement benefits	(113)	(232)	(226)	(464)
Net occupancy	1,431	1,445	2,964	2,938
Furniture and equipment	455	397	828	795
Data processing	2,563	2,297	5,097	4,870
Professional services	805	558	1,443	1,117
Marketing and advertising	351	388	690	733
Other real estate owned	3	12	14	61
FDIC insurance	434	516	873	1,093
Loan expense	296	200	574	455
Other	1,853	1,737	3,617	3,320
Total non-interest expense	17,769	16,219	34,696	32,917
Income (loss) before income tax expense	(8,811)	6,261	(1,124)	15,349
Income tax expense (benefit)	(2,359)	1,274	(695)	3,312
Net income (loss)	$(6,452)	$4,987	$(429)	$12,037

Weighted average shares outstanding	4,808	4,770	4,798	4,767
Basic and diluted earnings (loss) per share	$(1.35)	$1.05	$(0.09)	$2.53
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(6,452)	$4,987	$(429)	$12,037
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	1,604	218	12,634	(5,295)
Reclassification adjustment for losses realized in net income (loss)	17,498	—	17,498	—
Net unrealized gains (losses) on securities available for sale	19,102	218	30,132	(5,295)
Tax effect	4,894	56	7,784	(1,387)
Net of tax amount	14,208	162	22,348	(3,908)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of net actuarial loss	8	7	16	14
Total before tax effect	8	7	16	14
Tax effect	2	2	4	4
Net of tax amount	6	5	12	10

Total other comprehensive income (loss)	14,214	167	22,360	(3,898)

Comprehensive income	$7,762	$5,154	$21,931	$8,139

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2024	$53	$47,794	$235,506	$(16,147)	$(70,078)	$197,128

Net income	—	—	4,987	—	—	4,987
Other comprehensive loss	—	—	—	—	167	167
Restricted stock awards	—	305	—	—	—	305
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Distribution of 1,369 shares of treasury stock grants for employee restricted stock awards	—	(39)	—	39	—	—
Cash dividends declared ($0.31 per share)	—	—	(1,472)	—	—	(1,472)
Sale of 2,414 shares of treasury stock (a)	—	32	—	70	—	102
Forfeiture of 115 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at June 30, 2024	$53	$48,102	$239,021	$(16,043)	$(69,911)	$201,222

Balances at March 31, 2025	$53	$48,157	$252,195	$(15,180)	$(56,919)	$228,306

Net income (loss)	—	—	(6,452)	—	—	(6,452)
Other comprehensive income	—	—	—	—	14,214	14,214
Restricted stock awards	—	347	—	—	—	347
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Distribution of 1,284 shares of treasury stock grants for employee restricted stock awards	—	(38)	—	38	—	—
Cash dividends declared ($0.32 per share)	—	—	(1,532)	—	—	(1,532)
Repurchase of 97 shares of common stock	—	—	—	(5)	—	(5)
Sale of 1,772 shares of treasury stock (a)	—	31	—	52	—	83
Balances at June 30, 2025	$53	$48,502	$244,211	$(15,095)	$(42,705)	$234,966
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2024	$53	$47,773	$229,930	$(16,502)	$(66,013)	$195,241
Net income	—	—	12,037	—	—	12,037
Other comprehensive loss	—	—	—	—	(3,898)	(3,898)
Restricted stock awards	—	613	—	—	—	613
Restricted stock units for directors' deferred compensation plan	—	10	—	—	—	10
Distribution of 5,942 shares of treasury stock grants for employee restricted stock awards	—	(171)	—	171	—	—
Cash dividends declared ($0.62 per share)	—	—	(2,946)	—	—	(2,946)
Distribution of 7,515 shares of treasury stock for directors' compensation	—	(217)	—	217	—	—
Repurchase of 1,707 shares of common stock	—	—	—	(82)	—	(82)
Sale of 5,470 shares of treasury stock (a)	—	89	—	158	—	247
Forfeiture of 115 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at June 30, 2024	$53	$48,102	$239,021	$(16,043)	$(69,911)	$201,222

Balances at January 1, 2025	$53	$48,783	$247,705	$(16,167)	$(65,065)	$215,309
Net income (loss)	—	—	(429)	—	—	(429)
Other comprehensive income	—	—	—	—	22,360	22,360
Restricted stock awards	—	641	—	—	—	641
Restricted stock units for directors' deferred compensation plan	—	11	—	—	—	11
Distribution of 27,531 shares of treasury stock grants for employee restricted stock awards	—	(802)	—	802	—	—
Cash dividends declared ($0.64 per share)	—	—	(3,065)	—	—	(3,065)
Distribution of 7,625 shares of treasury stock for directors' compensation	—	(222)	—	222	—	—
Repurchase of 1,903 shares of common stock	—	—	—	(90)	—	(90)
Sale of 4,730 shares of treasury stock (a)	—	91	—	138	—	229
Balances at June 30, 2025	$53	$48,502	$244,211	$(15,095)	$(42,705)	$234,966

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2025	2024
Net income (loss)	$(429)	$12,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Increases in) amortization of right-of-use assets	307	(179)
Provision (credit) for credit losses	2,237	(1,161)
Gain on disposal of fixed assets, net	(616)	(40)
Depreciation and amortization of fixed assets	941	936
Amortization of premiums on securities, net	1,097	1,114
(Gains) on sales of loans held for sale, net	(91)	(71)
Proceeds from sales of loans held for sale	4,842	3,866
Loans originated and held for sale	(6,963)	(4,176)
Losses on sale of other real estate owned, net	8	3
Change in fair value of equity investments, net	(61)	(115)
Losses on securities transactions, net	17,498	—
Proceeds from sales of equity investments	88	134
Purchase of equity investments	(179)	(63)
Amortization of deferred costs on subordinated debt	4	—
Increase in other assets and accrued interest receivable	(393)	(938)
(Decrease) increase in accrued interest payable	(69)	2,718
Expense related to restricted stock units for directors' deferred compensation plan	11	10
Expense related to employee restricted stock awards	641	613
Increases in (payments on) operating lease liabilities	(310)	182
(Gains) losses on interest rate swaps, net	66	(31)
Decrease in other liabilities	(1,687)	(398)
Income from bank owned life insurance	(16)	(19)
Net cash provided by operating activities	16,926	14,422
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	227,305	—
Proceeds from maturities, calls, and principal paydowns on securities available for sale	28,340	26,657
Proceeds from maturities and principal collected on securities held to maturity	128	128
Purchases of FHLBNY and FRBNY stock	(10,322)	(18,165)
Redemption of FHLBNY and FRBNY stock	12,613	18,157
Proceeds from sales of fixed assets	1,300	44
Purchases of premises and equipment	(688)	(1,100)
Proceeds from sale of other real estate owned	347	185
Net increase in loans	(61,955)	(39,540)
Net cash provided by (used in) investing activities	197,068	(13,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest-bearing demand, savings, and insured money market deposits	77,521	(7,941)
Net (decrease) in time deposits	(5,442)	(5,565)
Net increase (decrease) in FHLBNY advances	(54,110)	48,080
Increases in (payments on) finance leases	(163)	785
Proceeds from subordinated debt issuance	45,000	—
Payment of subordinated debt issuance costs	(858)	—
Purchase of treasury stock	(90)	(82)
Sale of treasury stock	229	247
Cash dividends paid	(3,065)	(2,942)
Net cash provided by financing activities	59,022	32,582
Net increase in cash and cash equivalents	273,016	33,370
Cash and cash equivalents, beginning of period	47,035	36,847
Cash and cash equivalents, end of period	$320,051	$70,217
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2025	2024
Cash paid for:
Interest	$24,176	$24,037
Income taxes	3,723	3,284

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	—	407
Transfer of fixed assets to held for sale	—	671
Dividends declared, not yet paid	—	1,473
Right-of-use assets obtained through finance lease liabilities	—	935
Right-of-use assets obtained through operating lease liabilities	80	570
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

Accounting Standards Adopted in 2025
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, enhancing disclosure requirements for reportable segments, focusing on significant segment expenses, the identification of a segment's chief operating decision maker, and the metrics used by the chief operating decision maker in evaluating segment-level operating performance. The ASU was adopted for the annual period ended December 31, 2024 and for interim periods beginning with the interim period ended March 31, 2025. Disclosure information relating to ASU 2023-07 can primarily be found in Note 13 - Segment Reporting to this Form 10-Q.

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

NOTE 2        EARNINGS PER COMMON SHARE

Basic earnings per share is calculated using the two-class method, which is net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period, excluding participating securities. All outstanding unvested share-based payment awards, including those related to directors' and employee stock awards, contain rights to non-forfeitable dividends and are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. There were no dilutive securities issuable or outstanding for the three and six month periods ended June 30, 2025 and 2024, respectively.

The calculation of basic earnings per share for the three and six month periods ended June 30, 2025 and 2024 is shown below (in thousands, except share and per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$(6,452)	$4,987	$(429)	$12,037
(Less) allocation of earnings & dividends to participating securities	96	(65)	6	(158)
Net income (loss) available to common shareholders	$(6,356)	$4,922	$(423)	$11,879

Weighted average common shares outstanding	4,808,078	4,769,647	4,798,462	4,766,629
(Less) participating securities	(71,689)	(62,178)	(64,817)	(62,243)
Weighted average number of shares outstanding used in the calculation of basic earnings per share	4,736,389	4,707,469	4,733,645	4,704,386
Basic earnings (loss) per common share	$(1.35)	$1.05	$(0.09)	$2.53

NOTE 3        SECURITIES

The following tables present the amortized cost and estimated fair value of securities available for sale as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Mortgage-backed securities, residential	$306,638	$27	$52,113	$—	$254,552
Obligations of states and political subdivisions	11,644	—	667	—	10,977
Corporate bonds and notes	24,750	—	2,944	—	21,806
Total	$343,032	$27	$55,724	$—	$287,335

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$59,880	$—	$2,974	$—	$56,906
Mortgage-backed securities, residential	441,191	14	75,271	—	365,934
Obligations of states and political subdivisions	37,059	—	1,554	—	35,505
Corporate bonds and notes	25,750	—	3,734	—	22,016
SBA loan pools	53,391	35	2,345	—	51,081
Total	$617,271	$49	$85,878	$—	$531,442

The following tables present the amortized cost and estimated fair value of securities held to maturity as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$680	$—	$—	$—	$680

	December 31, 2024
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$808	$—	$—	$—	$808

During the three months ended June 30, 2025, the Corporation sold available for sale securities with a book value of $244.8 million, resulting in a realized pre-tax loss of $17.5 million. Proceeds from and the gross realized gains and losses on sales and calls of securities available for sale for the three and six month periods ended June 30, 2025 are presented below (in thousands). There were no proceeds from sales and calls of securities for the three and six month periods ended June 30, 2024.

For the Three and Six Months Ended
June 30, 2025
Proceeds from sales	$227,305
Gross realized gains	14
Gross realized (losses)	(17,513)
Tax expense (benefit)	(4,261)

The amortized cost and estimated fair value of debt securities are shown below by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2025
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,600	$1,596	$200	$200
After one, but within five years	3,042	2,738	—	—
After five, but within ten years	31,486	28,209	480	480
After ten years	266	240	—	—
	36,394	32,783	680	680
Mortgage-backed securities, residential	306,638	254,552	—	—
Total	$343,032	$287,335	$680	$680

Securities pledged as of June 30, 2025 and December 31, 2024 had a carrying value of $213.1 million and $181.5 million respectively, and were pledged to secure public deposits.

The following tables summarize the investment securities available for sale with unrealized losses as of June 30, 2025 and December 31, 2024 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$—	$—	$249,558	$52,113	$249,558	$52,113
Obligations of states and political subdivisions	—	—	10,977	667	10,977	667
Corporate bonds and notes	2,938	62	16,869	2,882	19,807	2,944
Total	$2,938	$62	$277,404	$55,662	$280,342	$55,724

	Less than 12 months		12 months or longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$—	$—	$56,906	$2,974	$56,906	$2,974
Mortgage-backed securities, residential	5,006	111	359,722	75,160	364,728	75,271
Obligations of states and political subdivisions	107	3	35,398	1,551	35,505	1,554
Corporate bonds and notes	1,921	79	20,095	3,655	22,016	3,734
SBA loan pools	564	1	46,018	2,344	46,582	2,345
Total	$7,598	$194	$518,139	$85,684	$525,737	$85,878

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility in earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether potential credit losses exist. The following is a discussion of the credit quality characteristics of portfolio segments carrying material unrealized losses as of June 30, 2025.

Obligations of U.S. Governmental agencies and sponsored enterprises:
As of June 30, 2025, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Unrealized losses attributable to mortgage-backed securities were 93.5% of total unrealized losses on available for sale securities. Declines in fair value were attributable to changes in interest rates, not credit quality. The Corporation does not have the intent, and is not likely to be required, to sell these securities prior to anticipated recovery. Due to affiliations with U.S. governmental agencies and or enterprises, the Corporation considers these obligations to carry zero loss estimates, and has not recorded an allowance for credit losses as of June 30, 2025.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Unrealized losses attributable to corporate bonds and notes were 5.3% of total unrealized losses on available for sale securities. Management considers the credit quality of these investments on an individual basis. Management reviewed the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The decreases in fair value were attributable to changes in interest rates. Therefore, the Corporation considers the potential credit risk of these issuers to be immaterial, and has not recorded an allowance for credit losses as of June 30, 2025.

Equity Investments
The Corporation holds a non-qualified deferred compensation plan to allow a select group of management and employees the opportunity to defer all or a portion of their annual compensation, and treats assets held under this plan as equity investments. As of June 30, 2025 and December 31, 2024, the fair value of investments held in relation to the deferred compensation plan was $2.8 million and $2.6 million, respectively. The Corporation also held $0.6 million of marketable securities as equity investments as of both June 30, 2025 and December 31, 2024.

NOTE 4        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Commercial and industrial	$294,474	$299,521
Commercial mortgages:
Construction	98,504	94,943
Owner occupied commercial real estate	161,432	142,279
Non-owner occupied commercial real estate	1,037,589	979,782
Residential mortgages	278,221	274,979
Consumer loans:
Home equity lines and loans	101,505	93,220
Indirect consumer loans	153,324	178,118
Direct consumer loans	7,365	8,577
Total loans, net of deferred loan fees and costs	2,132,414	2,071,419
Allowance for credit losses	(22,665)	(21,388)
Loans, net	$2,109,749	$2,050,031
The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit, and commitments to originate new loans generally follow the loan classifications in the table above.
Accrued interest receivable on loans totaled $8.1 million as of June 30, 2025 and $8.0 million as of December 31, 2024. Accrued interest receivable on loans is included in the accrued interest receivable and other assets line item on the Corporation's Consolidated Balance Sheets, and is excluded from the amortized cost basis of loans and estimate of the allowance for credit losses, as presented in this Note.
Owner occupied commercial real estate and non-owner occupied commercial real estate were previously presented as a combined loan category, commercial mortgages, other. Prior period information included in this Note has been disaggregated to reflect these standalone categories. The previously presented commercial mortgages, other loan category totaled $1.20 billion and $1.12 billion as of June 30, 2025 and December 31, 2024, respectively.
During the three month period ended June 30, 2025, the Corporation transferred $2.1 million in commercial credit card balances from loans held for investment to loans held for sale, following management's decision to pursue a sale of its commercial credit card receivables. These balances were previously included in the commercial and industrial loan category, as presented in the table above, and are included in the loans held for sale line item on the Corporation's Consolidated Balance Sheets. Loans held for sale are excluded from the amortized cost basis of loans, as presented in this Note.
The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, April 1, 2025	$5,153	$12,089	$2,473	$2,807	$22,522
Charge-offs	(772)	—	—	(348)	(1,120)
Recoveries	4	1	5	118	128
Net recoveries (charge-offs)	(768)	1	5	(230)	(992)
Provision (1)	139	624	119	253	1,135
Ending balance, June 30, 2025	$4,524	$12,714	$2,597	$2,830	$22,665

(1)Additional provision related to off-balance sheet exposure was $10 thousand for the three months ended June 30, 2025.

	Three Months Ended June 30, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, April 1, 2024	$4,516	$10,367	$2,062	$3,526	$20,471
Charge-offs	—	—	(3)	(446)	(449)
Recoveries	13	1	26	103	143
Net recoveries (charge-offs)	13	1	23	(343)	(306)
Provision (1)	365	162	21	318	866
Ending balance, June 30, 2024	$4,894	$10,530	$2,106	$3,501	$21,031

(1)Additional provision related to off-balance sheet exposure was $13 thousand for the three months ended June 30, 2024.

	Six Months Ended June 30, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2025	$4,520	$11,214	$2,259	$3,395	$21,388
Charge-offs	(777)	—	—	(742)	(1,519)
Recoveries	9	2	10	244	265
Net recoveries (charge-offs)	(768)	2	10	(498)	(1,254)
Provision (credit) (1)	772	1,498	328	(67)	2,531
Ending balance, June 30, 2025	$4,524	$12,714	$2,597	$2,830	$22,665

(1)Additional provision related to off-balance sheet exposure was a $294 thousand credit for the six months ended June 30, 2025.

	Six Months Ended June 30, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2024	$5,055	$12,026	$2,194	$3,242	$22,517
Charge-offs	—	—	(19)	(797)	(816)
Recoveries	50	2	49	227	328
Net recoveries (charge-offs)	50	2	30	(570)	(488)
Provision (1)	(211)	(1,498)	(118)	829	(998)
Ending balance, June 30, 2024	$4,894	$10,530	$2,106	$3,501	$21,031

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

The following table presents the activity in the allowance for credit losses on unfunded commitments for the three and six month periods ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Allowance for credit losses on unfunded commitments	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning balance	$538	$743	$842	$919
Provision for credit losses on unfunded commitments	10	13	(294)	(163)
Ending balance	$548	$756	$548	$756

The following table presents the provision for credit losses on loans and unfunded commitments for the three and six month periods ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Provision for credit losses	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Provision for credit losses on loans	$1,135	$866	$2,531	$(998)
Provision for credit losses on unfunded commitments	10	13	(294)	(163)
Total provision for credit losses	$1,145	$879	$2,237	$(1,161)

The following tables present the balance in the allowance for credit losses by portfolio segment, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$700	$158	$—	$—	$858
Collectively analyzed	3,824	12,556	2,597	2,830	21,807
Total ending allowance balance	$4,524	$12,714	$2,597	$2,830	$22,665

	December 31, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Totals
Ending allowance balance attributable to loans:
Individually analyzed	$1,446	$106	$—	$—	$1,552
Collectively analyzed	3,074	11,108	2,259	3,395	19,836
Total ending allowance balance	$4,520	$11,214	$2,259	$3,395	$21,388

The following tables present the amortized cost basis of loans by portfolio segment, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
Amortized cost basis of loans:	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$861	$3,767	$—	$353	$4,981
Collectively analyzed	293,613	1,293,758	278,221	261,841	2,127,433
Total ending loans balance	$294,474	$1,297,525	$278,221	$262,194	$2,132,414

	December 31, 2024
Amortized cost basis of loans:	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$1,512	$4,959	$—	$—	$6,471
Collectively analyzed	298,009	1,212,045	274,979	279,915	2,064,948
Total ending loans balance	$299,521	$1,217,004	$274,979	$279,915	$2,071,419

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

There were no loan modifications to borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2025.

The following tables summarize the amortized cost basis of loans modified during the three and six month periods ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Residential mortgages	—	—	—	440	—	440	0.16%
Total	$—	$—	$—	$440	$—	$440

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	Six Months Ended June 30, 2024
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Residential mortgages	—	—	—	440	—	440	0.16%
Total	$—	$—	$—	$440	$—	$440

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2024 (in thousands):

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

There were no loans that experienced a payment default within twelve months of modification during the three and six month periods ended June 30, 2025. There were no loans that experienced a payment default within twelve months of modification during the three month period ended June 30, 2024. During the six month period ended June 30, 2024, the Corporation had one loan, a commercial and industrial loan which was given a six month term extension during the three month period ended September 30, 2023, which experienced a payment default within twelve months of modification. The remaining balance on this loan was charged-off during the three and six month periods ended June 30, 2025, totaling $0.7 million.

The Corporation had no outstanding commitments to lend additional amounts to borrowers for which modifications subject to ASU 2022-02 were made during the three and six month periods ended June 30, 2025 and June 30, 2024.

The Corporation monitors the performance of loans that have previously been modified under the guidance of ASU 2022-02 in order to gauge the effectiveness of modifications, and to determine the degree to which borrowers continue to demonstrate financial weakness following modification. The following tables present the performance of such loans that were modified in the twelve month periods preceding June 30, 2025 and June 30, 2024 (in thousands):

	Twelve Months Ended June 30, 2025
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$351	$351
Commercial mortgages:
Owner occupied commercial real estate	—	—	—	372	372
Total	$—	$—	$—	$723	$723

	Twelve Months Ended June 30, 2024
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$675	$121	$796
Residential mortgages	—	—	440	—	440
Consumer loans:
Home equity lines and loans	—	—	—	116	116
Total	$—	$—	$1,115	$237	$1,352

Collateral-Dependent Individually Analyzed Loans
As of June 30, 2025, the amortized cost basis of individually analyzed loans totaled $5.0 million, of which $4.2 million were considered collateral-dependent, and as of December 31, 2024, the amortized cost basis of individually analyzed loans totaled $6.5 million, of which $5.1 million were considered collateral-dependent. For collateral-dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.
Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage. The Corporation closely monitors trends in real estate values throughout its market area to determine whether collateral values, after appropriate discounting, are likely to be sufficient to extinguish existing borrower indebtedness.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral-dependent as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost Basis	Related Allowance	Amortized Cost Basis	Related Allowance
Commercial and industrial (3)	$52	$—	$130	$65
Commercial mortgages:
Owner occupied commercial real estate (1) (2)	1,307	9	1,377	15
Non-owner occupied commercial real estate (1) (2)	2,460	149	3,582	91
Consumer loans:
Home equity lines and loans (2)	353	—	—	—
Total	$4,172	$158	$5,089	$171

(1) Secured by commercial real estate.
(2) Secured by residential real estate.
(3) Secured by business assets.

The following table presents the amortized cost basis of nonaccrual loans without an associated allocation in the allowance for credit losses, total nonaccrual loans, and loans past due greater than 90 days and still accruing, by class of loan as of June 30, 2025 and December 31, 2024 (in thousands):

	Nonaccrual with No Allowance for Credit Losses		Nonaccrual		Loans Past Due 90 Days or More and Still Accruing
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Commercial and industrial	$70	$76	$879	$1,534	$—	$23
Commercial mortgages:
Construction	—	—	—	—	—	—
Owner occupied commercial real estate	1,298	1,362	1,307	1,377	—	—
Non-owner occupied commercial real estate	293	2,619	2,460	3,582	—	—
Residential mortgages	1,837	1,372	1,837	1,372	—	—
Consumer loans:
Home equity lines and loans	1,012	613	1,012	613	—	—
Indirect consumer loans	701	474	703	474	—	—
Direct consumer loans	39	2	39	2	—	—
Total	$5,250	$6,518	$8,237	$8,954	$—	$23

There was an immaterial amount of interest income recognized on nonaccrual loans for the three and six month periods ended June 30, 2025 and 2024. Payments received on nonaccrual loans are generally applied to principal using the cost recovery method.

The following tables present the aging of the amortized cost basis of loans as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$6	$—	$207	$213	$294,261	$294,474
Commercial mortgages:
Construction	—	—	—	—	98,504	98,504
Owner occupied commercial real estate	—	312	96	408	161,024	161,432
Non-owner occupied commercial real estate	52	—	2,298	2,350	1,035,239	1,037,589
Residential mortgages	1,275	425	785	2,485	275,736	278,221
Consumer loans:
Home equity lines and loans	828	3	194	1,025	100,480	101,505
Indirect consumer loans	1,846	255	246	2,347	150,977	153,324
Direct consumer loans	21	7	13	41	7,324	7,365
Total	$4,028	$1,002	$3,839	$8,869	$2,123,545	$2,132,414

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$140	$201	$702	$1,043	$298,478	$299,521
Commercial mortgages:
Construction	—	—	—	—	94,943	94,943
Owner occupied commercial real estate	82	—	96	178	142,101	142,279
Non-owner occupied commercial real estate	950	—	3,162	4,112	975,670	979,782
Residential mortgages	1,529	662	696	2,887	272,092	274,979
Consumer loans:
Home equity lines and loans	231	—	364	595	92,625	93,220
Indirect consumer loans	2,101	719	235	3,055	175,063	178,118
Direct consumer loans	14	6	1	21	8,556	8,577
Total	$5,047	$1,588	$5,256	$11,891	$2,059,528	$2,071,419

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

Based on the analyses performed as of June 30, 2025, the amortized cost basis of loans by class, risk category, and vintage, as well as gross charge-offs by class and vintage for the six month period ended June 30, 2025, were as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
Commercial & industrial
Pass	$28,884	$37,956	$28,045	$29,161	$14,812	$20,222	$107,196	$2,628	$268,904
Special mention	426	639	537	2,463	475	7,966	6,435	2,658	21,599
Substandard	—	351	—	—	55	—	2,722	106	3,234
Doubtful	—	20	—	—	—	620	—	97	737
Total	29,310	38,966	28,582	31,624	15,342	28,808	116,353	5,489	294,474
Gross charge-offs	—	—	—	—	772	—	5	—	777
Construction
Pass	8,170	27,518	37,422	14,542	8,938	1,431	483	—	98,504
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,170	27,518	37,422	14,542	8,938	1,431	483	—	98,504
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner occupied commercial real estate
Pass	21,793	23,730	17,881	23,948	13,836	37,041	888	47	139,164
Special mention	1,215	—	4,924	2,290	6,660	2,945	2,000	—	20,034
Substandard	—	—	96	820	312	997	—	—	2,225
Doubtful	—	—	—	—	—	9	—	—	9
Total	23,008	23,730	22,901	27,058	20,808	40,992	2,888	47	161,432
Gross charge-offs	—	—	—	—	—	—	—	—	—
Non-owner occupied commercial real estate
Pass	72,030	101,031	114,898	263,157	139,692	309,743	7,391	751	1,008,693
Special mention	2,050	—	3,571	7,652	7,587	5,106	—	—	25,966
Substandard	—	—	2,167	137	—	626	—	—	2,930
Doubtful	—	—	—	—	—	—	—	—	—
Total	74,080	101,031	120,636	270,946	147,279	315,475	7,391	751	1,037,589
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential mortgages
Not rated	14,660	23,986	19,916	53,158	52,883	111,654	—	—	276,257
Substandard	—	—	—	221	563	1,180	—	—	1,964
Total	14,660	23,986	19,916	53,379	53,446	112,834	—	—	278,221
Gross charge-offs	—	—	—	—	—	—	—	—	—
Home equity lines and loans
Not rated	4,695	12,961	9,502	12,242	4,486	11,535	43,674	1,283	100,378
Special mention	—	—	—	114	—	—	—	—	114
Substandard	—	—	47	170	—	188	94	514	1,013
Total	4,695	12,961	9,549	12,526	4,486	11,723	43,768	1,797	101,505
Gross charge-offs	—	—	—	—	—	—	—	—	—
Indirect consumer
Not rated	11,794	32,204	42,264	53,045	9,286	4,007	—	—	152,600
Substandard	—	153	272	188	56	55	—	—	724
Total	11,794	32,357	42,536	53,233	9,342	4,062	—	—	153,324
Gross charge-offs	—	97	329	168	67	35	—	—	696
Direct consumer
Not rated	1,013	1,793	1,124	941	127	199	2,144	5	7,346
Substandard	—	8	—	—	—	—	10	1	19
Total	1,013	1,801	1,124	941	127	199	2,154	6	7,365
Gross charge-offs	—	12	16	4	3	—	11	—	46

Total loans	$166,730	$262,350	$282,666	$464,249	$259,768	$515,524	$173,037	$8,090	$2,132,414

Total gross charge-offs	$—	$109	$345	$172	$842	$35	$16	$—	$1,519

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement as of June 30, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$254,552	$—	$254,552	$—
Obligations of states and political subdivisions	10,977	—	10,977	—
Corporate bonds and notes	21,806	—	15,926	5,880
Total available for sale securities	$287,335	$—	$281,455	$5,880

Equity investments, at fair value	$2,910	$2,910	$—	$—
Derivative assets	$18,727	$—	$18,727	$—

Financial Liabilities:
Derivative liabilities	$18,815	$—	$18,815	$—

		Fair Value Measurement as of December 31, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$56,906	$56,906	$—	$—
Mortgage-backed securities, residential	365,934	—	365,934	—
Obligations of states and political subdivisions	35,505	—	35,505	—
Corporate bonds and notes	22,016	—	9,884	12,132
SBA loan pools	51,081	—	51,081	—
Total available for sale securities	$531,442	$56,906	$462,404	$12,132

Equity investments, at fair value	$2,759	$2,759	$—	$—
Derivative assets	$23,829	$—	$23,829	$—

Financial Liabilities:
Derivative liabilities	$23,851	$—	$23,851	$—

The Corporation transfers assets and liabilities between levels within the fair value inputs hierarchy when methodologies to obtain fair value change such that there are either more or fewer unobservable inputs as of the end of the indicated reporting period. The Corporation utilizes a "beginning of reporting period" timing assumption when recognizing transfers between hierarchy levels, consistent with ASC 820-10-50-2.
There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2025 and 2024.
The Corporation transferred its investment in 13 corporate subordinated debt issuances out of Level 3 and into Level 2 during the three month period ended June 30, 2025, due to improved availability of observable market data for the issuances or issuances of similar size and structure during the period. The improved availability of observable inputs was partially attributable to increased issuance activity for subordinated debt of similar entities and an improvement in general market liquidity. During the six month period ended June 30, 2025, the Corporation transferred its investment in seven corporate subordinated debt issuances into Level 3 from Level 2, due to the lack of available observable market data for the issuances or issuances of similar size and structure. The transfer of these investments into Level 3 occurred during the three month period ended March 31, 2025, and each of the seven issuances were included in the 13 issuances which were transferred out of Level 3 and into Level 2 during the three month period ended June 30, 2025. There was one corporate subordinated debt issuance previously classified using Level 3 inputs which was redeemed by the issuer prior to its initial call date due to merger-related regulatory requirements during the six month period ended June 30, 2025, totaling $1.0 million. During the three and six month period ended June 30, 2024, the Corporation transferred its investment in one corporate subordinated debt issuance out of Level 3 and into Level 2, due to availability of market data for the specific issuer.
The following tables present a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six month periods ended June 30, 2025 and 2024, and qualitative information regarding Level 3 significant unobservable inputs as of June 30, 2025 and December 31, 2024 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Level 3 Financial Assets - Corporate bonds and notes	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance of recurring Level 3 assets as of beginning of period	$21,859	$7,721	$12,132	$7,530
Total gains or losses for the period:
Included in other comprehensive income	51	203	1,149	394
Repayments, calls, and maturities	—	—	(1,000)	—
Transfers into Level 3	—	—	9,629	—
Transfers out of Level 3	(16,030)	(1,749)	(16,030)	(1,749)
Balance of recurring Level 3 assets as of end of period	$5,880	$6,175	$5,880	$6,175

June 30, 2025	Fair Value	Valuation Technique	Unobservable Input	Range [Weighted Average] as of June 30, 2025
Corporate bonds and notes	$5,880	Discounted cash flow	Market discount rate	11.00% -11.00% [11.00%]

December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	Range [Weighted Average] as of December 31, 2024
Corporate bonds and notes	$12,132	Discounted cash flow	Market discount rate	7.25% - 12.00% [10.82%]

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024 are summarized below (in thousands):

		Fair Value Measurement as of June 30, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial mortgages:
Non-owner occupied commercial real estate	$2,021	$—	$—	$2,021
Total collateral-dependent loans	$2,021	$—	$—	$2,021
Other real estate owned:
Consumer loans:
Home equity lines and loans	$56	$—	$—	$56
Total other real estate owned, net	$56	$—	$—	$56

		Fair Value Measurement as of December 31, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial and industrial	$11	$—	$—	$11
Commercial mortgages:
Non-owner occupied commercial real estate	873	—	—	873
Total collateral-dependent loans	$884	$—	$—	$884
Other real estate owned:
Residential mortgages	$126	$—	$—	$126
Consumer loans:
Home equity lines and loans	285	—	—	285
Total other real estate owned, net	$411	$—	$—	$411

The fair value of other real estate owned is presented net of a $32 thousand valuation allowance as of December 31, 2024.

The following tables present quantitative information regarding Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

Description	Fair Value as of June 30, 2025	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of June 30, 2025
Collateral-dependent loans:
Commercial mortgages:
Non-owner occupied commercial real estate	$2,021	Income approach	Adjustment to appraised value	17.72% - 19.57% [18.55%]
Total collateral-dependent loans	$2,021

Other real estate owned:
Consumer loans:
Home equity lines and loans	$56	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$56

Description	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of December 31, 2024
Collateral-dependent loans:
Commercial and industrial	$11	Net present value	Discount rate	41.29% - 41.29% [41.29%]
Commercial mortgages:
Non-owner occupied commercial real estate	873	Income approach	Adjustment to appraised value	16.86% - 16.86% [16.86%]
Total collateral-dependent loans	$884

Other real estate owned:
Residential mortgages	$126	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	285	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$411

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments, as of June 30, 2025 and December 31, 2024, are as follows (in thousands):

	June 30, 2025
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$35,825	$35,825	$—	$—	$35,825
Interest-earning deposits in other financial institutions	284,226	284,226	—	—	284,226
Equity investments	3,387	3,387	—	—	3,387
Securities available for sale	287,335	—	281,455	5,880	287,335
Securities held to maturity	680	—	—	680	680
FHLBNY and FRBNY stock	6,826	—	—	—	N/A
Loans, net and loans held for sale	2,134,626	—	—	2,054,833	2,054,833
Derivative assets	18,727	—	18,727	—	18,727
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,850,492	$1,850,492	$—	$—	$1,850,492
Time deposits	618,470	—	619,462	—	619,462
FHLBNY advances	55,000	—	55,004	—	55,004
Subordinated debt, net of deferred issuance costs	44,146	—	45,823	—	45,823
Derivative liabilities	18,815	—	18,815	—	18,815

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

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of June 30, 2025, the weighted average remaining lease term was 6.40 years with a weighted average discount rate of 3.53%. Rent expense was $0.2 million for the three months ended June 30, 2025. Rent expense was $0.5 million for the six months ended June 30, 2025. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties as of June 30, 2025 and December 31, 2024 classified as operating leases consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$5,446	$5,648
Less: accumulated amortization	(387)	(772)
Less: lease termination	—	—
Add: lease modifications	80	570
Operating lease right-of-use-assets, net	$5,139	$5,446

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of June 30, 2025 (in thousands):

Year	Amount
2025	$476
2026	965
2027	977
2028	845
2029	827
2030 and thereafter	1,862
Total minimum lease payments	5,952
Less: amount representing interest	(633)
Present value of net minimum lease payments	$5,319

As of June 30, 2025, the Corporation had no operating leases that were signed but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2044. As of June 30, 2025, the weighted average remaining lease term of finance leases was 11.04 years with a weighted average discount rate of 4.04%. The Corporation has included these leases in premises and equipment as of June 30, 2025 and December 31, 2024 as follows (in thousands):

	June 30, 2025	December 31, 2024
Buildings	$6,507	$6,507
Less: accumulated depreciation	(3,425)	(3,236)
Net book value	$3,082	$3,271

The following is a schedule by year of future minimum lease payments under finance leases, together with the present value of net minimum lease payments as of June 30, 2025 (in thousands):

Year	Amount
2025	$246
2026	502
2027	505
2028	505
2029	511
2030 and thereafter	2,436
Total minimum lease payments	4,705
Less: amount representing interest	(1,089)
Present value of net minimum lease payments	$3,616

As of June 30, 2025, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions
The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $9 thousand per month. Rent and CAM related expenses paid to this Board member totaled $28 thousand and $27 thousand for the three month periods ended June 30, 2025 and 2024, respectively. Rent and CAM related expenses paid to this Board member totaled $55 thousand for each of the six month periods ended June 30, 2025 and 2024, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the six month periods ended June 30, 2025 and 2024 were as follows (in thousands):

	2025	2024
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance June 30,	$21,824	$21,824

The Corporation had no aggregate amortization expense for the three and six month periods ended June 30, 2025 and 2024.

The amount of goodwill reflected in the Corporation's Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. Goodwill impairment testing is performed annually as of December 31 and no impairment charges were incurred as of the last test on December 31, 2024.

NOTE 8        COMMITMENTS AND CONTINGENCIES

The Corporation is a party to certain financial instruments with off-balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit, overdraft protection, and commitments to fund new loans. In accordance with GAAP, these financial instruments are not recorded in the financial statements. The Corporation's policy is to record such instruments when funded. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are generally used by the Corporation to manage clients' requests for funding and other client needs.

The following table presents the contractual amounts of financial instruments with off-balance sheet risk as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$13,602	$52,151	$12,025	$67,501
Unused lines of credit	$6,524	$383,762	$4,484	$355,872
Standby letters of credit	$—	$18,526	$—	$19,180
Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of June 30, 2025, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 5.88% to 7.25% and maturities ranging from five years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of June 30, 2025, the fixed rate commercial draw commitments have interest rates ranging from 4.49% to 7.88%.
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
The Corporation maintains an allowance for credit losses on unfunded commitments in accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The allowance represents expected future credit losses on financial instruments with off-balance sheet credit risk which are not unconditionally cancellable by the Corporation. As of June 30, 2025 and December 31, 2024, the allowance for credit losses on unfunded commitments was $0.5 million and $0.8 million, respectively.
In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. At June 30, 2025, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity.

NOTE 9        BORROWED FUNDS

The following tables summarize the Corporation's borrowed funds outstanding as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Balance	Maturity	Rate
FHLBNY fixed rate term advances	$55,000	July 14, 2025	4.44%
Subordinated notes, net	44,146	June, 15, 2035	7.75%
Total borrowed funds	$99,146

	December 31, 2024
	Balance	Maturity	Rate
FHLBNY overnight advances	$109,110	January 2, 2025	4.69%

FHLBNY fixed rate term advances consisted of a single $55.0 million two-month advance, payable at its maturity date, with a prepayment penalty for payment prior to the maturity date. The weighted average interest rate of fixed rate advances as of June 30, 2025 was 4.44%. FHLBNY advances were collateralized by $248.0 million and $244.6 million of residential mortgage loans and home equity loans under a blanket lien arrangement as of June 30, 2025 and December 31, 2024, respectively. Based on this available collateral, the Corporation was eligible to borrow up to a total of $170.2 million as of June 30, 2025 at the FHLBNY, and had unused borrowing capacity of $115.2 million as of June 30, 2025.

On June 10, 2025, the Corporation issued $45.0 million of 7.75% fixed-to-floating rate subordinated notes due June 15, 2035 in a private offering (the "Notes"). The Notes bear interest at a fixed rate of 7.75% per year, payable semi-annually, for the first five years. From June 15, 2030 to the June 15, 2035 maturity date, the interest rate will adjust to a floating rate equal to a benchmark rate which is expected to be the then-current three-month term SOFR plus 415 basis points, payable quarterly. If the then three-month term SOFR is below zero, the three-month term SOFR for the note will be deemed zero. The Notes constitute unsecured and subordinated obligations of the Corporation and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Subject to limited exceptions, the Corporation cannot redeem the Notes before the fifth anniversary of the issuance date. Proceeds, net of debt issuance costs of $0.9 million, were $44.1 million. The Corporation intends to use the net proceeds from the issuance and sale of the Notes for general corporate purposes and to support regulatory capital ratios for growth initiatives. The Notes qualify at the holding company level as Tier 2 capital under the capital guidelines of the Federal Reserve Board, when applicable.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2025	$(55,199)	$(1,720)	$(56,919)
Other comprehensive income (loss) before reclassification	971	—	971
Amounts reclassified from accumulated other comprehensive income (loss)	13,237	6	13,243
Net current period other comprehensive income (loss)	14,208	6	14,214
Balance at June 30, 2025	$(40,991)	$(1,714)	$(42,705)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2024	$(66,870)	$(3,208)	$(70,078)
Other comprehensive income before reclassification	162	—	162
Amounts reclassified from accumulated other comprehensive income	—	5	5
Net current period other comprehensive income (loss)	162	5	167
Balance at June 30, 2024	$(66,708)	$(3,203)	$(69,911)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2025	$(63,339)	$(1,726)	$(65,065)
Other comprehensive income before reclassification	9,111	—	9,111
Amounts reclassified from accumulated other comprehensive income (loss)	13,237	12	13,249
Net current period other comprehensive income	22,348	12	22,360
Balance at June 30, 2025	$(40,991)	$(1,714)	$(42,705)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2024	$(62,800)	$(3,213)	$(66,013)
Other comprehensive income before reclassification	(3,908)	—	(3,908)
Amounts reclassified from accumulated other comprehensive income (loss)	—	10	10
Net current period other comprehensive income (loss)	(3,908)	10	(3,898)
Balance at June 30, 2024	$(66,708)	$(3,203)	$(69,911)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2025	2024
Unrealized gains and losses on securities available for sale:
Net realized losses on securities available for sale	$17,498	$—	Net (losses) on securities transactions
Tax effect	(4,261)	—	Income tax expense (benefit)
Net of tax	13,237	—
Amortization of defined pension plan and other benefit plan items:
Actuarial losses (a)	8	7	Other components of net periodic pension and postretirement benefits
Tax effect	(2)	(2)	Income tax expense (benefit)
Net of tax	6	5
Total reclassification for the period, net of tax	$13,243	$5

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

Details about Accumulated Other Comprehensive Income (Loss) Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2025	2024
Unrealized gains and losses on securities available for sale:
Net realized losses on securities available for sale	$17,498	$—	Net (losses) on securities transactions
Tax effect	(4,261)	—	Income tax expense (benefit)
Net of tax	13,237	—
Amortization of defined pension plan and other benefit plan items:
Actuarial losses (a)	16	14	Other components of net periodic pension and postretirement benefits
Tax effect	(4)	(4)	Income tax expense (benefit)
Net of tax	12	10
Total reclassification for the period, net of tax	$13,249	$10

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

NOTE 11    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and six month periods ended June 30, 2025 and 2024 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2025
Revenue by Operating Segment: Non-interest income	Core Banking (b)	WMG	Holding Company and CFS	Total
Service charges on deposit accounts
Overdraft fees	$719	$—	$—	$719
Other	395	—	—	395
Interchange revenue from debit card transactions	1,110	—	—	1,110
WMG fee income	—	2,993	—	2,993
CFS fee and commission income	—	—	270	270
Net gains (losses) on sales of OREO	3	—	—	3
Net gains on sales of loans(a)	51	—	—	51
Loan servicing fees(a)	36	—	—	36
Net (losses) on sales of securities(a)	(17,498)	—	—	(17,498)
Changes in fair value of equity investments(a)	104	—	4	108
Income from bank-owned life insurance(a)	8	—	—	8
Other(a)	1,100	—	—	1,100
Total non-interest income (loss)	$(13,972)	$2,993	$274	$(10,705)

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Three Months Ended June 30, 2024
Revenue by Operating Segment: Non-interest income	Core Banking (b)	WMG	Holding Company and CFS	Total
Service charges on deposit accounts
Overdraft fees	$718	$—	$—	$718
Other	246	—	—	246
Interchange revenue from debit card transactions	1,141	—	—	1,141
WMG fee income	—	2,860	—	2,860
CFS fee and commission income	—	—	253	253
Net gains (losses) on sales of OREO	(3)	—	—	(3)
Net gains on sales of loans(a)	39	—	—	39
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	23	—	(9)	14
Income from bank-owned life insurance(a)	10	—	—	10
Other(a)	284	—	—	284
Total non-interest income	$2,494	$2,860	$244	$5,598

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2025
Revenue by Operating Segment:	Core Banking (b)	WMG	Holding Company and CFS	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,450	$—	$—	$1,450
Other	784	—	—	784
Interchange revenue from debit card transactions	2,147	—	—	2,147
WMG fee income	—	5,860	—	5,860
CFS fee and commission income	—	—	493	493
Net gains (losses) on sales of OREO	(8)	—	—	(8)
Net gains on sales of loans(a)	91	—	—	91
Loan servicing fees(a)	72	—	—	72
Net (losses) on sales of securities(a)	(17,498)	—	—	(17,498)
Changes in fair value of equity investments(a)	71	—	(10)	61
Income from bank-owned life insurance(a)	16	—	—	16
Other(a)	1,716	—	—	1,716
Total non-interest income	$(11,159)	$5,860	$483	$(4,816)

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2024
Revenue by Operating Segment:	Core Banking (b)	WMG	Holding Company and CFS	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,428	$—	$—	$1,428
Other	485	—	—	485
Interchange revenue from debit card transactions	2,204	—	—	2,204
WMG fee income	—	5,563	—	5,563
CFS fee and commission income	—	—	481	481
Net gains on sales of OREO	(3)	—	—	(3)
Net gains on sales of loans(a)	71	—	—	71
Loan servicing fees(a)	72	—	—	72
Change in fair value of equity securities(a)	140	—	(25)	115
Income from bank-owned life insurance(a)	19	—	—	19
Other(a)	820	—	—	820
Total non-interest income	$5,236	$5,563	$456	$11,255

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

NOTE 12    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	391	378	782	756
Expected return on plan assets	(524)	(629)	(1,048)	(1,258)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	—	—	—	—
Net periodic pension benefit	$(133)	$(251)	$(266)	$(502)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	11	11	22	22
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	3	3	6	6
Net periodic supplemental pension cost	$14	$14	$28	$28

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	2	2
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	5	4	10	8
Net periodic postretirement, medical and life cost	$6	$5	$12	$10

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

	Three Months Ended June 30, 2025
	Core Banking	WMG	Holding Company and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$33,033	$—	$2	$(1)	$33,034
Interest expense	12,020	—	207	(1)	12,226
Net interest income	21,013	—	(205)	—	20,808
Provision for credit losses	1,145	—	—	—	1,145
Net interest income after provision for credit losses	19,868	—	(205)	—	19,663
Non-interest income	(13,968)	2,993	274	(4)	(10,705)
Non-interest expenses:
Compensation expense	8,078	1,320	180	—	9,578
Net occupancy expense	1,363	68	4	(4)	1,431
Furniture and equipment expense	418	21	16	—	455
Data processing & software expense	2,251	308	4	—	2,563
Other non-interest expenses	3,331	250	161	—	3,742
Total non-interest expense	15,441	1,967	365	(4)	17,769
Income before income tax expense (benefit)	(9,541)	1,026	(296)	—	(8,811)
Income tax expense (benefit)	(2,496)	224	(87)	—	(2,359)
Segment net income (loss)	$(7,045)	$802	$(209)	$—	$(6,452)
Supplemental Information:
Total assets as of June 30, 2025	$2,815,812	$2,932	$279,056	$(245,312)	$2,852,488
Capital expenditures	$360	$—	$—	$—	$360
Depreciation expense (1)	$458	$16	$—	$—	$474

(1) Included in net occupancy and furniture and equipment expense in the table above.

	Three Months Ended June 30, 2024
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$31,377	$—	$11	$(2)	$31,386
Interest expense	13,627	—	—	(2)	13,625
Net interest income	17,750	—	11	—	17,761
Provision for credit losses	879	—	—	—	879
Net interest income after provision for credit losses	16,871	—	11	—	16,882
Non-interest income	2,495	2,860	244	(1)	5,598
Non-interest expenses:					—
Compensation expense	7,252	1,227	190	—	8,669
Net occupancy expense	1,390	55	1	(1)	1,445
Furniture and equipment expense	361	23	13	—	397
Data processing & software expense	2,042	251	4	—	2,297
Other non-interest expenses	3,065	181	165	—	3,411
Total non-interest expense	14,110	1,737	373	(1)	16,219
Income before income tax expense (benefit)	5,256	1,123	(118)	—	6,261
Income tax expense (benefit)	1,077	238	(41)	—	1,274
Segment net income (loss)	$4,179	$885	$(77)	$—	$4,987
Supplemental Information:
Total assets as of June 30, 2024	$2,748,945	$3,532	$202,472	$(199,136)	$2,755,813
Capital expenditures	1,019	—	—	—	1,019
Depreciation expense (1)	457	14	—	—	471

(1) Included in net occupancy and furniture and equipment expense in the table above.

	Six Months Ended June 30, 2025
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$64,731	$—	$3	$(2)	$64,732
Interest expense	23,902	—	207	(2)	24,107
Net interest income	40,829	—	(204)	—	40,625
Provision for credit losses	2,237	—	—	—	2,237
Net interest income after provision for credit losses	38,592	—	(204)	—	38,388
Non-interest income	(11,152)	5,860	483	(7)	(4,816)
Non-interest expenses:
Compensation expense	15,427	2,733	436	—	18,596
Net occupancy expense	2,833	131	7	(7)	2,964
Furniture and equipment expense	769	40	19	—	828
Data processing & software expense	4,461	621	15	—	5,097
Other non-interest expenses	6,605	356	250	—	7,211
Total non-interest expense	30,095	3,881	727	(7)	34,696
Income before income tax expense (benefit)	(2,655)	1,979	(448)	—	(1,124)
Income tax expense (benefit)	(991)	432	(136)	—	(695)
Segment net income (loss)	$(1,664)	$1,547	$(312)	$—	$(429)
Supplemental Information:
Total assets as of June 30, 2025	$2,815,812	$2,932	$279,056	$(245,312)	$2,852,488
Capital expenditures	688	—	—	—	688
Depreciation expense (1)	910	31	—	—	941

1 Included in net occupancy and furniture and equipment expense in the table above.

	Six Months Ended June 30, 2024
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	62,588	—	21	(4)	62,605
Interest expense	26,759	—	—	(4)	26,755
Net interest income	35,829	—	21	—	35,850
Provision for credit losses	(1,161)	—	—	—	(1,161)
Net interest income after provision for credit losses	36,990	—	21	—	37,011
Non-interest income	5,239	5,563	456	(3)	11,255
Non-interest expenses:
Compensation expense	14,508	2,664	363	—	17,535
Net occupancy expense	2,820	118	3	(3)	2,938
Furniture and equipment expense	737	42	16	—	795
Data processing & software expense	4,334	526	10	—	4,870
Other non-interest expenses	6,250	282	247	—	6,779
Total non-interest expense	28,649	3,632	639	(3)	32,917
Income before income tax expense (benefit)	13,580	1,931	(162)	—	15,349
Income tax expense (benefit)	2,948	420	(56)	—	3,312
Segment net income (loss)	$10,632	$1,511	$(106)	$—	$12,037
Supplemental Information:
Total assets as of June 30, 2024	2,748,945	3,532	202,472	(199,136)	2,755,813
Capital expenditures	1,100	—	—	—	1,100
Depreciation expense (1)	908	28	—	—	936

(1) Included in net occupancy and furniture and equipment expense in the table above.

NOTE 14    STOCK COMPENSATION

On June 3, 2025, the Corporation's shareholders approved the Corporation's 2025 Equity Incentive Plan (the "2025 Plan") which provides for the grant of stock-based awards to officers, employees and directors of the Corporation and the Bank. Compensation expense is recognized over the vesting period of the awards based on the fair value of the common stock at issue date. One grant has been issued under the 2025 Plan. The Corporation's prior plans shall remain in existence solely for the purpose of administering outstanding grants.

Pursuant to the 2025 Plan, the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2025 Plan, the chief executive officer and members of the Board of Directors. Awards are based on the performance, responsibility, and contributions of the individual and are targeted at an average of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2025 Plan may not exceed 160,000, upon which time a new plan may be created.

During the six months ended June 30, 2025 and 2024, 35,156 and 13,457 shares, respectively, were re-issued from treasury to fund stock compensation. Effective for the 2024 fiscal year and thereafter, annual stock compensation is awarded the second month after the close of the fiscal year for the Corporation's employees and Chief Executive Officer. The expense related to these grants is recognized over a one year or a five year vesting period. Total expense related to stock compensation of $0.3 million was recognized during each of the three month periods ended June 30, 2025 and 2024, respectively. Total expense related to stock compensation of $0.6 million was recognized during each of the six month periods ended June 30, 2025 and 2024, respectively.

A summary of restricted stock activity for the three and six months ended June 30, 2025 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at April 1, 2025	71,436	$48.29
Granted	1,284	$46.75
Vested	(273)	$43.83
Forfeited or cancelled	—
Nonvested at June 30, 2025	72,447	$48.28

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2025	49,703	$46.67
Granted	35,156	$50.45
Vested	(12,412)	$47.98
Forfeited or cancelled	—
Nonvested at June 30, 2025	72,447	$48.28

As of June 30, 2025, there was $2.8 million of total unrecognized compensation cost related to nonvested shares granted under the Corporation's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.29 years. The total fair value of shares vested was $0.6 million for the each of the six month periods ended June 30, 2025 and 2024, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2024 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2025, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors, and on pages 20–31 of the Corporation’s 2024 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 64-67 of the Corporation's 2024 Form 10-K, and pages 82-85 in this Form 10-Q.

The Corporation has been a financial holding company since 2000, the Bank was established in 1833 and CFS in 2001. Through the Bank and CFS, the Corporation provides a wide range of financial services, including demand, savings, and time deposits, commercial, residential and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds, and brokerage services. The Bank relies substantially on a foundation of locally generated deposits. The Corporation, on a stand-alone basis, has minimal results of operations. The Bank derives its income primarily from interest and fees on loans, interest income on investment securities, WMG fee income, and fees received in connection with deposit and other services. The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans, and general operating expenses.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, inflation, tariffs, cybersecurity risks, difficulties in managing the Corporation’s growth, bank failures, changes in FDIC assessments, public health issues, geopolitical conflicts, competition, changes in law or the regulatory environment, and changes in general business and economic trends.

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

Summary of Strategic Actions
During the three month period ended June 30, 2025, the Corporation completed certain strategic transactions which had a material impact on the Corporation's results of operations for the three and six months ended June 30, 2025 and the Corporation's financial condition as of June 30, 2025. These included two components of management's balance sheet repositioning efforts and the completion of the sale of a previous branch property as part of management's ongoing evaluation of its physical distribution network. The following section provides a summary of these transactions.

Issuance of Subordinated Debt
On June 10, 2025, the Corporation issued $45.0 million of ten-year 7.75% fixed-to-floating rate subordinated notes, due June 2035 (the "Notes"). The Notes will bear interest at a fixed rate of 7.75% per year, payable semi-annually, for the first five years. Beginning on June 15, 2030 and until the maturity date, the Notes will adjust to a floating rate equal to the then current three- month term SOFR plus 415 basis points, payable quarterly. The Notes constitute unsecured and subordinated obligations of the Corporation and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Proceeds, net of debt issuance costs of $0.9 million, were $44.1 million. Subject to limited exceptions, the Corporation cannot redeem the Notes before the fifth anniversary of the issuance date. The Corporation intends to use the net proceeds from the issuance and sale of the Notes for general corporate purposes and to support regulatory capital ratios for growth initiatives. The Notes qualify as tier 2 regulatory capital at the holding company, when applicable, subject to an annual phase-out of 20% of the Notes face amount each year during the last five years of the Note's maturity. From the proceeds of the Notes, the Corporation provided the Bank with a $37.0 million capital contribution, effectively downstreaming the regulatory capital impact of the Notes to the Bank as common equity tier 1 capital, which is not subject to regulatory phase-out. The Corporation believes the issuance of subordinated debt strengthens its overall regulatory capital position and improves commercial real estate concentration ratios, allowing for flexibility in pursuing loan growth in its key expansion markets.
The following table summarizes the changes in the Corporation's and the Bank's regulatory capital and certain regulatory capital ratios as of June 30, 2025 compared to the prior quarter (dollars in thousands):

Chemung Canal Trust Company	June 30, 2025	March 31, 2025	Change	% Change
Tier 1 capital	$287,419	$257,842	$29,577	11.5%
Tier 2 capital instruments	—	—	—	—%
Allowance for credit losses includable in tier 2 capital	23,212	23,058	154	0.7%
Total risk based capital	$310,631	$280,900	$29,731	10.6%
Tier 1 capital to risk-weighted assets	13.49%	12.11%	1.38%
Total capital to risk-weighted assets	14.58%	13.19%	1.39%
CRE concentration ratio (1)	373.63%	401.60%	(27.97)%

Chemung Financial Corporation (2)	June 30, 2025	March 31, 2025	Change	% Change
Tier 1 capital	$255,846	$263,401	$(7,555)	(2.9)%
Tier 2 capital instruments	44,146	—	44,146	—%
Allowance for credit losses includable in tier 2 capital	23,212	23,058	154	0.7%
Total risk based capital	$323,204	$286,459	$36,745	12.8%
Tier 1 capital to risk-weighted assets	12.00%	12.37%	(0.37)%
Total capital to risk-weighted assets	15.16%	13.45%	1.71%
CRE concentration ratio (1)	359.09%	393.81%	(34.72)%

(1) CRE concentration ratio is calculated based on the sum of line items 1a1, 1a2, 1d, 1e2, and M3 from FFIEC Call Report schedule RC-C divided by RC-R I line item 47 for the Bank from FFIEC Call Report and HC-R line item 45a for the Corporation from FFIEC FR Y-9C.
(2) The Corporation is not subject to holding company capital requirements until total consolidated assets reach $3.0 billion.

Sale of Available for Sale Securities
Subsequent to the Corporation's issuance of subordinated debt in June 2025, the Corporation sold available for sale securities with a book value of $244.8 million, or approximately 40% of its then total available for sale securities portfolio. These sales resulted in a realized pre-tax loss of $17.5 million, or approximately 7% of the total book value of securities sold, resulting in proceeds of $227.3 million. Securities sold as part of these sales included the Corporation's entire U.S. Treasury securities and SBA-pooled loan securities portfolios, as well as portions of its mortgage-backed securities and municipal bonds portfolios. A portion of proceeds from the sales were utilized to pay off $155.0 million in wholesale funding liabilities subsequent to June 30, 2025, including $100.0 million in brokered deposits and $55.0 million in FHLB term advances, in July 2025. All wholesale funding liabilities were paid off at maturity and the Corporation did not incur any prepayment penalties as a result of these payoffs. Management anticipates a large portion of the remaining proceeds from the issuance of subordinated debt and sale of available for sale securities will be used to fund organic loan growth across the Corporation's footprint in future periods.
The following table presents selected information regarding details of the Corporation's sale of available for sale securities and its impact on the Corporation's portfolio of available for sale securities (dollars in thousands):

Selected information: available for sale securities	June 30, 2025	March 31, 2025	Change	% Change
Fair value by major security type:
U.S. Treasury notes and bonds	$—	$57,571	$(57,571)	(100.0)%
Mortgage-backed securities, residential	254,552	366,371	(111,819)	(30.5)%
Obligations of states and political subdivisions	10,977	35,268	(24,291)	(68.9)%
Corporate bonds and notes	21,806	21,859	(53)	(0.2)%
SBA loan pools	—	47,258	(47,258)	(100.0)%
Total	$287,335	$528,327	$(240,992)	(45.6)%

Weighted average book yield	2.0%	2.1%	(0.1)%
Weighted average life	7 years	3 years	4 years
Net unrealized loss as a percentage of amortized cost	16.2%	12.4%	3.8%

Sale of Previous Branch Property
In April 2025, the Corporation completed the sale of its previous branch property at 806 Buffalo Street, Ithaca, New York. As previously disclosed, all operations of the branch, formerly known as the "Ithaca Station" branch were consolidated into the nearby branch at 304 Elmira Road, Ithaca, New York in the fourth quarter of 2024. The property had previously been classified as held for sale at its cost of $0.7 million, with proceeds from the sale totaling $1.3 million, resulting in the recognition of a $0.6 million gain during the three months ended June 30, 2025.

Tax Implications - Deferred Tax Asset
The resulting net loss of $17.5 million from the sale of available for sale securities occurred at both the Bank and the Corporation’s REIT entity. Under IRC Sec. 582(c)(1), in the case of banks, the sale or exchange of a bond, debenture, note or certificate or other evidence of indebtedness shall not be considered a sale or exchange of a capital asset. Therefore, the loss from the sale of securities at the Bank is considered ordinary in nature. However, the REIT is not considered a “bank” under IRC Sec. 582(c) and therefore a sale of securities at the REIT is considered capital in nature. The capital loss amounted to $11.5 million (gross) and represents a $2.7 million deferred tax asset as of June 30, 2025 subject to a 5-year carryforward limitation. Pursuant to ASC 740-10-30-5(e), deferred tax assets must be reduced by a valuation allowance if it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance would serve to reduce the deferred tax assets to an amount that would be more likely than not to be realized. The more likely than not threshold is a likelihood of more than 50 percent.
The Corporation’s current tax planning strategies include the planned sale of appreciated investment securities and loans held within the REIT entity. These transactions are intended to generate future capital gains sufficient to fully utilize the capital loss carryforward prior to its expiration. Management has demonstrated both the ability and intent to execute these strategies in a timely and economically feasible manner.

After detailed review, the Corporation’s Management has demonstrated the ability and intent to implement these prudent and reasonable actions, and that it is more likely than not that all of the deferred assets as of June 30, 2025, including the capital loss carryforward, will be realized. Further, Management will continue to monitor all available evidence positive and negative evidence on at least a quarterly basis, consistent with ASC 740, and will promptly adjust the valuation allowance assessment if facts and circumstances change materially.

Non-GAAP Presentation
The Corporation has identified both the sale of available for sale securities and the sale of the former Ithaca Station branch property as nonrecurring transactions and has made reference to non-GAAP figures within this MD&A where appropriate and useful to the reader of these financial statements. Please refer to the GAAP to Non-GAAP reconciliations, pages 82-85, for further information.

Critical Accounting Estimates
Critical accounting estimates include the areas where the Corporation has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with GAAP. As a result, the Corporation is required to make estimates, judgments, and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. Significant accounting policies followed by the Corporation are presented in Note 1–Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, and in Note 1–Summary of Significant Accounting Policies of this Form 10-Q.

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

As of June 30, 2025 and December 31, 2024, the allowance for credit losses totaled $22.7 million and $21.4 million, respectively. A significant portion of the allowance for credit losses is allocated to the commercial portfolio, to both commercial real estate and commercial and industrial loans. As of June 30, 2025 and December 31, 2024, the allowance for credit losses allocated to the total commercial portfolio was $17.2 million and $15.7 million, respectively, or 76.1% and 73.6% of the total allowance for credit losses on loans. For comparison, total commercial loans represented 74.7% and 73.2% of total loan balances as of June 30, 2025 and December 31, 2024, respectively. Given the concentration of the allowance for credit losses allocated to the commercial portfolio, and the significant judgments made by management to derive its estimates, management analyzes risks distinctive to commercial lending with a high degree of scrutiny.

Changes in the FOMC's median forecasted U.S. civilian unemployment rate and year over year change in U.S GDP could have a material impact on the model's estimation of the allowance. Currently, most pools utilize the FOMC's projections for unemployment as a loss driver, while the commercial and industrial, consumer, and other loans loan pools utilize the FOMC's projections for U.S. GDP growth. Segmentation and attributes of loan pools are defined in Note 1 – Summary of Significant Accounting Policies to the Audited Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy, and considering all currently available information. An immediate "shock" or increase of 100 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 50 basis points in the FOMC's projected rate of U.S. GDP growth would increase the model's total calculated allowance by $0.8 million, or 3.6%, to $23.5 million as of June 30, 2025, assuming qualitative adjustments were kept at current levels.

While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity analysis is based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgement of factors as of June 30, 2025, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.

Consolidated Financial Highlights						As of or for the
(in thousands, except per share data)	As of or for the Three Months Ended					Six Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
RESULTS OF OPERATIONS	2025	2025	2024	2024	2024	2025	2024
Interest and dividend income	$33,034	$31,698	$32,597	$32,362	$31,386	$64,732	$62,605
Interest expense	12,226	11,881	12,776	13,974	13,625	24,107	26,755
Net interest income	20,808	19,817	19,821	18,388	17,761	40,625	35,850
Provision (credit) for credit losses	1,145	1,092	551	564	879	2,237	(1,161)
Net interest income after provision for credit losses	19,663	18,725	19,270	17,824	16,882	38,388	37,011
Non-interest income (loss)	(10,705)	5,889	6,056	5,919	5,598	(4,816)	11,255
Non-interest expense	17,769	16,927	17,823	16,510	16,219	34,696	32,917
Income (loss) before income tax expense	(8,811)	7,687	7,503	7,233	6,261	(1,124)	15,349
Income tax expense (benefit)	(2,359)	1,664	1,589	1,513	1,274	(695)	3,312
Net income (loss)	$(6,452)	$6,023	$5,914	$5,720	$4,987	$(429)	$12,037
Basic and diluted earnings (loss) per share	$(1.35)	$1.26	$1.24	$1.19	$1.05	$(0.09)	$2.53
Average basic and diluted shares outstanding	4,808	4,791	4,774	4,773	4,770	4,798	4,767
PERFORMANCE RATIOS - Annualized
Return (loss) on average assets	(0.92)%	0.88%	0.85%	0.83%	0.73%	(0.03)%	0.89%
Return (loss) on average equity	(11.29)%	10.96%	10.73%	10.81%	10.27%	(0.38)%	12.37%
Return (loss) on average tangible equity (a)	(12.48)%	12.15%	11.92%	12.07%	11.56%	(0.42)%	13.93%
Efficiency ratio (unadjusted) (b)	175.88%	65.85%	68.88%	67.92%	69.43%	96.89%	69.88%
Efficiency ratio (adjusted) (a)	65.69%	65.64%	68.64%	67.69%	69.19%	65.67%	69.64%
Non-interest expense to average assets	2.54%	2.47%	2.57%	2.39%	2.38%	2.50%	2.42%
Loans to deposits	86.37%	86.20%	86.42%	82.78%	83.26%	86.37%	83.26%
AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.61%	5.49%	5.61%	5.65%	5.52%	5.55%	5.51%
Yield on investments	2.27%	2.26%	2.29%	2.21%	2.27%	2.26%	2.31%
Yield on interest-earning assets	4.83%	4.72%	4.79%	4.78%	4.69%	4.78%	4.69%
Cost of interest-bearing deposits	2.45%	2.48%	2.67%	2.88%	2.86%	2.47%	2.80%
Cost of borrowings	4.90%	4.54%	4.74%	5.08%	5.04%	4.76%	5.10%
Cost of interest-bearing liabilities	2.57%	2.55%	2.73%	2.97%	2.94%	2.56%	2.90%
Cost of funds	1.94%	1.92%	2.04%	2.24%	2.20%	1.93%	2.16%
Interest rate spread	2.26%	2.17%	2.06%	1.81%	1.75%	2.22%	1.79%
Net interest margin, fully taxable equivalent (a)	3.05%	2.96%	2.92%	2.72%	2.66%	3.00%	2.69%
CAPITAL
Total equity to total assets at end of period	8.24%	8.16%	7.76%	7.95%	7.30%	8.24%	7.30%
Tangible equity to tangible assets at end of period (a)	7.53%	7.44%	7.02%	7.22%	6.56%	7.53%	6.56%
Book value per share	$48.85	$47.49	$45.13	$46.22	$42.17	$48.85	$42.17
Tangible book value per share (a)	44.31	42.95	40.55	41.65	37.59	44.31	37.59
Period-end market value per share	48.47	47.57	48.81	48.02	48.00	48.47	48.00
Dividends declared per share	0.32	0.32	0.31	0.31	0.31	0.64	0.62
AVERAGE BALANCES
Loans and loans held for sale (c)	$2,108,557	$2,077,739	$2,046,270	$2,020,280	$2,009,823	$2,093,233	$1,999,504
Interest-earning assets	2,749,856	2,729,661	2,711,995	2,699,968	2,699,402	2,739,813	2,690,230
Total assets	2,802,226	2,784,414	2,761,875	2,751,392	2,740,967	2,793,369	2,732,679
Deposits	2,432,713	2,445,597	2,446,662	2,410,735	2,419,169	2,439,119	2,410,692
Total equity	229,161	222,802	219,254	210,421	195,375	225,999	195,618
Tangible equity (a)	207,337	200,978	197,430	188,597	173,551	204,175	173,794
ASSET QUALITY
Net charge-offs	$992	$262	$594	$78	$306	$1,254	$488
Non-performing loans (d)	8,237	9,881	8,954	10,545	8,195	8,237	8,195
Non-performing assets (e)	8,447	10,282	9,606	11,134	8,872	8,447	8,872
Allowance for credit losses	22,665	22,522	21,388	21,441	21,031	22,665	21,031
Annualized net charge-offs to average loans	0.19%	0.05%	0.12%	0.02%	0.06%	0.12%	0.05%
Non-performing loans to total loans	0.39%	0.47%	0.43%	0.52%	0.41%	0.39%	0.41%
Non-performing assets to total assets	0.30%	0.37%	0.35%	0.40%	0.32%	0.30%	0.32%
Allowance for credit losses to total loans	1.06%	1.07%	1.03%	1.06%	1.05%	1.06%	1.05%
Allowance for credit losses to non-performing loans	275.16%	227.93%	238.87%	203.33%	256.63%	275.16%	256.63%

(a) See the GAAP to Non-GAAP reconciliations.	(d) Includes nonaccrual loans only.
(b) Non-interest expense divided by total net interest income plus non-interest income.	(e) Includes non-performing loans, other real estate owned, and repossessions.
(c) Does not reflect Allowance for Credit Losses.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation, and therefore facilitate a comparison of the Corporation with the performance of other companies. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 82-85 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2025 and 2024. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see pages 49-50 of this Form 10-Q and page 37 of the Corporation’s 2024 Form 10-K.

Net Income (Loss)

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net interest income	$20,808	$17,761	$3,047	17.2%	$40,625	$35,850	$4,775	13.3%
Non-interest income (loss)	(10,705)	5,598	(16,303)	(291.2)%	(4,816)	11,255	(16,071)	(142.8)%
Non-interest expense	17,769	16,219	1,550	9.6%	34,696	32,917	1,779	5.4%
Pre-provision income (loss)	(7,666)	7,140	(14,806)	(207.4)%	1,113	14,188	(13,075)	(92.2)%
Provision (credit) for credit losses	1,145	879	266	30.3%	2,237	(1,161)	3,398	292.7%
Income tax expense (benefit)	(2,359)	1,274	(3,633)	(285.2)%	(695)	3,312	(4,007)	(121.0)%
Net income (loss)	$(6,452)	$4,987	$(11,439)	(229.4)%	$(429)	$12,037	$(12,466)	(103.6)%

Basic and diluted earnings (loss) per share	$(1.35)	$1.05	$(2.40)	(228.6)%	$(0.09)	$2.53	$(2.62)	(103.6)%

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data) adjusted for nonrecurring items (refer to the GAAP to Non-GAAP reconciliations, pages 82-85, for further information):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net interest income	$20,808	$17,761	$3,047	17.2%	$40,625	$35,850	$4,775	13.3%
Non-interest income (1)	6,164	5,598	566	10.1%	12,053	11,255	798	7.1%
Non-interest expense	17,769	16,219	1,550	9.6%	34,696	32,917	1,779	5.4%
Pre-provision income	9,203	7,140	2,063	28.9%	17,982	14,188	3,794	26.7%
Provision (credit) for credit losses	1,145	879	266	30.3%	2,237	(1,161)	3,398	292.7%
Income tax expense (2)	1,736	1,274	462	36.3%	3,400	3,312	88	2.7%
Net income - adjusted	$6,322	$4,987	$1,335	26.8%	$12,345	$12,037	$308	2.6%

Basic and diluted earnings per share - adjusted	$1.31	$1.05	$0.26	24.8%	$2.57	$2.53	$0.04	1.6%

(1) Adjusted for the $17.5 million loss on sale of securities available for sale and $0.6 million gain on sale of previous branch property.
(2) Adjusted for tax impact of loss on sale of securities available for sale and gain on sale of previous branch property.

	Three Months Ended June 30,		Six Months Ended June 30,
Selected financial ratios:	2025	2024	2025	2024
Return (loss) on average assets (unadjusted) (a)	(0.92)%	0.73%	(0.03)%	0.89%
Return on average assets (adjusted) (a)(b)	0.90%	0.73%	0.89%	0.89%
Return (loss) on average equity (unadjusted) (a)	(11.29)%	10.27%	(0.38)%	12.37%
Return on average equity (adjusted) (a)(b)	11.07%	10.27%	11.02%	12.37%
Net interest margin, fully taxable equivalent (b)	3.05%	2.66%	3.00%	2.69%
Efficiency ratio (unadjusted) (b)	175.88%	69.43%	96.89%	69.88%
Efficiency ratio (adjusted) (b)	65.69%	69.19%	65.67%	69.64%
Non-interest expense to average assets	2.54%	2.38%	2.50%	2.42%

(a) Annualized.
(b) See the GAAP to Non-GAAP reconciliations.

The Corporation reported a net loss for the second quarter of 2025 of $6.5 million, or a net loss of $1.35 per share, compared to net income of $5.0 million, or $1.05 per share, for the same period in the prior year, and a net loss for the six months ended June 30, 2025 of $0.4 million, or a net loss of $0.09 per share, compared to net income of $12.0 million, or $2.53 per share, for the same period in the prior year. The decrease in net income for the three and six month periods ended June 30, 2025 was attributable to a decrease in non-interest income and increases in non-interest expense and provision for credit losses, offset by an increase in net interest income and a decrease in income tax expense. Return on average equity for the current quarter was (11.29)%, compared to 10.27% for the same period in the prior year. Return on average equity for the six months ended June 30, 2025 was (0.38)%, compared to 12.37% for the same period in the prior year.

During the second quarter of 2025, the Corporation sold a portion of its available for sale securities portfolio, and recognized a $17.5 million loss on the sale. In addition, the Corporation recognized a gain of $0.6 million upon completing the sale of a previously held for sale branch property. Excluding these nonrecurring items, net income (as adjusted) for the three and six month periods ended June 30, 2025 was $6.3 million, or $1.31 per share, and $12.3 million, or $2.57 per share, respectively. Non-GAAP net income as presented in the MD&A has been adjusted for these two items. Refer to the GAAP to Non-GAAP reconciliations, on pages 82-85, for further information. Adjusted return on average equity for the current quarter was 11.07%, compared to 10.27% for the same period in the prior year. Adjusted return on average equity for the six months ended June 30, 2025 was 11.02%, compared to 12.37% for the same period in the prior year.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2025	2024	Change	% Change
Interest and dividend income	$33,034	$31,386	$1,648	5.3%
Interest expense	12,226	13,625	(1,399)	(10.3)%
Net interest income	$20,808	$17,761	$3,047	17.2%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the second quarter of 2025 increased $3.0 million, or 17.2%, to $20.8 million compared to the same period in the prior year, due primarily to increases of $1.9 million in interest income on loans and $0.5 million in interest income on interest-earning deposits, and a decrease of $1.6 million in interest expense on deposits, partially offset by a decrease of $0.7 million in interest and dividend income on taxable securities.

Interest income on loans, including fees, increased to $29.4 million for the three months ended June 30, 2025, from $27.5 million for the same period in the prior year. Interest income on loans increased largely due to an increase of $98.7 million in average balances of total loans compared to the same period in the prior year, as well as an increase of nine basis points in the average yield on total loans compared to the same period in the prior year. The increase in average balances of total loans was concentrated in the commercial loan portfolio, which grew by $129.2 million compared to the same period in the prior year, largely comprised of growth within the commercial real estate portfolio, particularly in the Bank's Capital region and Western New York markets. The average yield on commercial loans decreased one basis point compared to the same period in the prior year, largely due to declines in benchmark interest rates on existing loans and the lower market interest rate environment on new originations.

Average balances of residential mortgage loans increased $2.9 million and the average yield on residential mortgage loans increased 37 basis points, each compared to the same period in the prior year. Mortgage loan origination activity increased in the first half of 2025 compared to the same period in the prior year, however overall origination volumes continue to trail levels experienced in recent years. The increase in the average yield on residential mortgages was partially driven by a shift in portfolio composition toward variable rate and construction-to-permanent mortgages, which are currently higher-yielding than fixed rate mortgages. Average balances of consumer loans decreased $33.3 million while the average yield on consumer loans increased 25 basis points, each compared to the same period in the prior year. The decrease in average balances was mainly due to a decrease in indirect auto origination activity, and normal portfolio turnover, as the Bank prioritized funding other types of lending over the past twelve month period. The increase in the average yield on consumer loans was primarily due to portfolio turnover in the indirect auto portfolio as older, lower-yielding balances were replaced by higher-yielding balances.

Interest income on interest-earning deposits increased to $0.9 million for the three months ended June 30, 2025, from $0.4 million for the same period in the prior year. Interest income on interest-earning deposits increased mainly due to an increase of $45.9 million in average balances of interest-earning deposits, despite a decrease of 42 basis points in the average yield on interest-earning deposits, each compared to the same period in the prior year. The increase in average balances was largely due to proceeds from the Corporation's sale of available for sale securities in the second quarter of 2025 being held as deposits at the FRBNY in advance of $155.0 million in wholesale funding maturing early in the third quarter of 2025. The decrease in the average yield on interest-earning deposits was largely due to a decrease in the Federal Funds Target Range Upper Limit of 100 basis points between the second quarter of 2024 and second quarter of 2025. Deposits held at the FRBNY receive interest at a rate 10 basis points below the Federal Funds Target Range Upper Limit.

Interest expense on deposits decreased to $11.1 million for the three months ended June 30, 2025, from $12.7 million for the same period in the prior year. Interest expense on deposits decreased primarily due to a decrease of 79 basis points in the average cost of customer time deposits, as well as a decrease of 106 basis points in the average cost of brokered deposits, each compared to the same period in the prior year, resulting in a decrease of 83 basis points in the average cost of total time deposits. The decrease in the average cost of customer time deposits was largely due to changes in offered terms on CD campaigns, including a shift towards shorter duration products, while the decrease in the average cost of brokered deposits was largely due to the declining market interest rate environment, which the Corporation was able to take advantage of by primarily utilizing brokered deposits with original durations of three months or less. Average balances of customer time deposits comprised 21.3% of total average deposits for the second quarter of 2025, compared to 21.9% for the second quarter of 2024. Also contributing to the decrease in interest expense on deposits were decreases of 28 basis points and seven basis points in the average cost of interest-bearing demand deposits and savings and money market deposits, respectively, compared to the same period in the prior year. Combined, these decreases resulted in a decrease of 41 basis points in the total average cost of interest-bearing deposits compared to the same period in the prior year, from 2.86% in the second quarter of 2024 to 2.45% in the second quarter of 2025. The deposit beta on total deposits was 28% between these two periods.

Interest income of taxable securities decreased to $2.5 million for the three months ended June 30, 2025, from $3.3 million for the same period in the prior year. Interest income on taxable securities decreased largely due to a decrease of $86.6 million in average balances of taxable securities, as well as a decrease of 21 basis points in the average yield on taxable securities, both compared to the same period in the prior year. The decrease in average balances was mainly attributable to $57.2 million in paydowns and maturities of available for sale securities between the second quarters of 2024 and 2025, as well as $244.8 million in sales of available for sale securities during the second quarter of 2025 as part of the Corporation's balance sheet repositioning efforts. The decrease in the average yield on taxable securities was mainly attributable to decreases in interest rates earned on variable rate securities such as SBA pooled-loan securities between the second quarters of 2024 and 2025, as well as the average yield of securities sold in the second quarter 2025 being higher than the overall average yield on the portfolio at the time of the sale.

Fully taxable equivalent net interest margin was 3.05% for the second quarter of 2025, compared to 2.66% for the same period in the prior year. Average interest-earning assets increased $50.5 million for the three months ended June 30, 2025, while average interest-bearing liabilities increased $45.8 million, compared to the same period in the prior year. The average yield on interest-earning assets increased 14 basis points to 4.83%, while the average cost of interest-bearing liabilities decreased 37 basis points to 2.57%, for the three months ended June 30, 2025, compared to the same period in the prior year. Total cost of funds was 1.94% for the three months ended June 30, 2025, compared to 2.20% for the same period in the prior year, a decrease of 26 basis points.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2025	2024	Change	% Change
Interest and dividend income	$64,732	$62,605	$2,127	3.4%
Interest expense	24,107	26,755	(2,648)	(9.9)%
Net interest income	$40,625	$35,850	$4,775	13.3%

Net interest income for the six months ended June 30, 2025 totaled $40.6 million compared to $35.9 million for the same period in the prior year, an increase of $4.8 million, or 13.3%, due to a decrease of $2.6 million in interest expense and an increase of $2.1 million in interest and dividend income. The decrease in interest expense for the first six months of 2025 was primarily attributed to a decrease of $2.6 million in interest expense on deposits. The increase in interest and dividend income for the first six months of 2025 was primarily attributed to increases of $2.8 million in interest income on loans, including fees and $0.6 million in interest income on interest-earning deposits, partially offset by a decrease of $1.3 million in interest and dividend income on taxable securities.

Interest expense on deposits decreased to $22.2 million for the first six months of 2025, from $24.9 million for the same period in the prior year. The decrease was primarily due to a 60 basis points decrease in the average cost of customer time deposits for the first six months of 2025, and despite an increase of $11.5 million in average balances of customer time deposits, compared to the same period in the prior year. The decrease in the average cost of customer time deposits was largely due to changes in offered terms on CD campaigns, including a shift towards shorter duration products. The average cost of brokered deposits decreased 93 basis points and average balances of brokered deposits decreased $8.5 million for the first six months of 2025, compared to the same period in the prior year. The decrease in the average cost of brokered deposits was largely due to the declining market interest rate environment, which the Corporation was able to take advantage of by primarily utilizing brokered deposits with original durations of three months or less. Average balances of customer time deposits comprised 21.2% of total average deposits for the first six months of 2025, compared to 21.0% for the same period in the prior year.

Also contributing to the decrease in interest expense on deposits was a decrease of $0.5 million in interest expense on savings and money market deposits. This decrease was primarily due to a 12 basis points decrease in the average cost of savings and money market accounts, and despite an increase of $3.6 million in average balances of savings and money market deposits, for the six months ended June 30, 2025, compared to the same period in the prior year. Combined, these changes resulted in a decrease of 33 basis points in the total average cost of interest-bearing deposits compared to the same period in the prior year, from 2.80% in the first half of 2024 to 2.47% in the first half of 2025. Interest expense on interest-bearing demand deposits decreased $0.1 million, primarily due to a 23 basis points decrease in the average cost of interest-bearing demand deposits, despite a $28.8 million increase in average balances of interest-bearing demand deposits for the six months ended June 30, 2025, compared to the same period in the prior year.

Interest income on loans, including fees, increased to $57.5 million for the first six months of 2025, from $54.7 million for the same period in the prior year. The increase was mostly attributable to an increase of $125.7 million in average balances of commercial loans. The yield on total loans increased four basis points compared to the same period in the prior year, from 5.51% to 5.55%. Average yields on the residential mortgage and consumer loan portfolios also increased 30 basis points and 27 basis points, respectively, for the six months ended June 30, 2025, while the average yield on the commercial loan portfolio decreased eight basis points for the same period. The increase in the average yield on residential mortgage loans was primarily due to higher origination yields between the first six months of 2024 and 2025, while the increase in average yield on the consumer loan portfolio was primarily attributable to lower rate loans being replaced by higher-yield production.

Interest income on interest-earning deposits increased to $1.2 million for the first six months of 2025, from $0.6 million for the same period in the prior year. The increase was primarily due to a $28.7 million increase in average balances of interest-earning deposits, and despite a decrease of 28 basis points in the average yield on interest-earning deposits, each compared to the same period in the prior year. The increase in average balances was largely due to proceeds from the Corporation's sale of available for sale securities in the second quarter of 2025 being held as deposits at the FRBNY in advance of $155.0 million in wholesale funding maturing early in the third quarter of 2025. The decrease in the average yield on interest-earning deposits was largely due to a decrease in the Federal Funds Target Range Upper Limit of 100 basis points between the first half of 2024 and the first half of 2025.

Interest and dividend income on taxable securities decreased to $5.6 million for the first six months of 2025, from $6.8 million for the same period in the prior year. The decrease in interest and dividend income on taxable securities was due to a $67.8 million decrease in the average balances and an 18 basis points decrease in the average yield on taxable securities for the six months ended June 30, 2025, compared to the same period in the prior year. The decrease in average balances was mainly attributable to $57.2 million in paydowns and maturities of available for sale securities between the first half of 2024 and 2025, as well as $244.8 million in sales of available for sale securities during the second quarter of 2025 as part of the Corporation's balance sheet repositioning efforts. The decrease in the average yield on taxable securities was mainly attributable to decreases in interest rates earned on variable rate securities such as SBA pooled-loan securities between the first half of 2024 and 2025, as well as the average yield of securities sold in the second quarter 2025 being higher than the overall average yield on the portfolio at the time of the sale.

Fully taxable equivalent net interest margin was 3.00% for the six months ended June 30, 2025 compared to 2.69% for the same period in the prior year. Average interest-earning assets increased $49.6 million, while average interest-bearing liabilities increased $40.4 million, for the six months ended June 30, 2025, compared to the same period in the prior year. The average yield on interest-earning assets increased nine basis points, to 4.78%, while the average cost of interest-bearing liabilities decreased 34 basis points, to 2.56% for the six months ended June 30, 2025, compared to the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and six months ended June 30, 2025 and 2024. For the purpose of the tables below, nonaccrual loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
($ in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,568,239	$22,909	5.86%	$1,439,085	$21,005	5.87%
Residential mortgage loans	276,391	2,847	4.13%	273,482	2,569	3.76%
Consumer loans	263,927	3,727	5.66%	297,256	3,996	5.41%
Taxable securities	533,573	2,533	1.90%	620,201	3,254	2.11%
Tax-exempt securities	31,967	239	3.00%	39,567	276	2.81%
Interest-earning deposits	75,759	855	4.53%	29,811	367	4.95%
Total interest-earning assets	2,749,856	33,110	4.83%	2,699,402	31,467	4.69%

Non interest-earning assets:
Cash and due from banks	25,005			25,054
Other assets	49,911			37,120
Allowance for credit losses	(22,546)			(20,609)
Total assets	$2,802,226			$2,740,967

Interest-bearing liabilities:
Interest-bearing demand deposits	$334,957	$1,297	1.55%	$305,620	$1,391	1.83%
Savings and insured money market deposits	867,723	4,237	1.96%	854,456	4,317	2.03%
Time deposits	519,181	4,536	3.50%	529,063	5,643	4.29%
Brokered deposits	92,826	1,006	4.35%	101,182	1,360	5.41%
FHLBNY overnight advances	4,381	50	4.58%	10,824	151	5.52%
Term advances and other debt	79,413	893	4.51%	61,809	763	4.96%
Subordinated debt	10,254	207	8.10%	—	—	N/A
Total interest-bearing liabilities	1,908,735	12,226	2.57%	1,862,954	13,625	2.94%

Non interest-bearing liabilities:
Demand deposits	618,026			628,848
Other liabilities	46,304			53,790
Total liabilities	2,573,065			2,545,592
Shareholders' equity	229,161			195,375
Total liabilities and shareholders’ equity	$2,802,226			$2,740,967
Fully taxable equivalent net interest income		20,884			17,842
Net interest rate spread (1)			2.26%			1.75%
Net interest margin, fully taxable equivalent (2)			3.05%			2.66%
Taxable equivalent adjustment		(76)			(81)
Net interest income		$20,808			$17,761

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
($ in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$1,548,741	$44,605	5.81%	$1,423,018	$41,647	5.89%
Residential mortgage loans	275,960	5,548	4.05%	275,571	5,166	3.75%
Consumer loans	268,532	7,478	5.62%	300,915	8,012	5.35%
Taxable securities	558,952	5,559	2.01%	626,747	6,814	2.19%
Tax-exempt securities	34,846	518	3.00%	39,916	558	2.81%
Interest-earning deposits	52,782	1,180	4.51%	24,063	573	4.79%
Total interest-earning assets	2,739,813	64,888	4.78%	2,690,230	62,770	4.69%

Non interest-earning assets:
Cash and due from banks	25,527			25,154
Other assets	50,083			38,893
Allowance for credit losses	(22,054)			(21,598)
Total assets	$2,793,369			$2,732,679

Interest-bearing liabilities:
Interest-bearing demand deposits	$335,556	$2,601	1.56%	$306,758	$2,725	1.79%
Savings and insured money market deposits	863,354	8,103	1.89%	859,785	8,583	2.01%
Time deposits	517,045	9,239	3.60%	505,512	10,547	4.20%
Brokered deposits	102,777	2,289	4.49%	111,295	3,001	5.42%
FHLBNY overnight advances	12,535	285	4.58%	22,849	639	5.53%
Term advances and other debt	61,780	1,383	4.51%	51,638	1,260	4.91%
Subordinated debt	5,155	207	8.10%	—	—	N/A
Total interest-bearing liabilities	1,898,202	24,107	2.56%	1,857,837	26,755	2.90%

Non interest-bearing liabilities:
Demand deposits	620,387			627,342
Other liabilities	48,781			51,882
Total liabilities	2,567,370			2,537,061
Shareholders' equity	225,999			195,618
Total liabilities and shareholders’ equity	$2,793,369			$2,732,679
Fully taxable equivalent net interest income		40,781			36,015
Net interest rate spread (1)			2.22%			1.79%
Net interest margin, fully taxable equivalent (2)			3.00%			2.69%
Taxable equivalent adjustment		(156)			(165)
Net interest income		$40,625			$35,850

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and six months ended June 30, 2025 and 2024. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include nonaccrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30, 2025 vs. 2024
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$1,904	$1,939	$(35)
Residential mortgage loans	278	27	251
Consumer loans	(269)	(453)	184
Taxable investment securities	(721)	(421)	(300)
Tax-exempt investment securities	(37)	(55)	18
Interest-earning deposits	488	521	(33)
Total interest and dividend income, fully taxable equivalent	1,643	1,558	85

Interest expense on:
Interest-bearing demand deposits	(94)	128	(222)
Savings and insured money market deposits	(80)	68	(148)
Time deposits	(1,107)	(102)	(1,005)
Brokered deposits	(354)	(105)	(249)
FHLBNY overnight advances	(101)	(79)	(22)
Term advances and other debt	130	204	(74)
Subordinated debt	207	207	—
Total interest expense	(1,399)	321	(1,720)
Net interest income, fully taxable equivalent	$3,042	$1,237	$1,805

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Six Months Ended June 30, 2025 vs. 2024
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$2,958	$3,543	$(585)
Residential mortgage loans	382	6	376
Consumer loans	(534)	(912)	378
Taxable investment securities	(1,255)	(713)	(542)
Tax-exempt investment securities	(40)	(76)	36
Interest-earning deposits	607	642	(35)
Total interest and dividend income, fully taxable equivalent	2,118	2,490	(372)

Interest expense on:
Interest-bearing demand deposits	(124)	243	(367)
Savings and insured money market deposits	(480)	36	(516)
Time deposits	(1,308)	234	(1,542)
Brokered deposits	(712)	(220)	(492)
FHLBNY overnight advances	(354)	(256)	(98)
Term advances and other debt	123	231	(108)
Subordinated debt	207	207	—
Total interest expense	(2,648)	475	(3,123)
Net interest income, fully taxable equivalent	$4,766	$2,015	$2,751

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
The provision for credit losses increased $0.3 million for the second quarter of 2025, compared to the same period in the prior year. The increase was largely due to stronger loan growth in the second quarter of 2025, which totaled $34.8 million, compared to loan growth of $7.9 million during the same period in the prior year, and changes in the FOMC's projections for increased unemployment and a decline in GDP growth during the second quarter of 2025, compared to stable projections during the same period in the prior year. Net charge-offs for the three months ended June 30, 2025 were $1.0 million, compared to $0.3 million for the same period in the prior year. $0.8 million in net charge-offs during the three months ended June 30, 2025 related to two commercial and industrial loans which had specific allocations in the allowance for credit losses, and therefore did not impact provision expense for the second quarter of 2025.
The provision for credit losses for the six months ended June 30, 2025 was $2.2 million, compared to a credit of $1.2 million for the same period in the prior year. The $3.4 million increase in the provision for credit losses in the six months ended June 30, 2025, compared to the same period in the prior year was largely driven by the directionality of the impact from the annual loss driver update applied to the Bank's CECL model in the first quarter of the current year, compared to the loss driver update applied in the first quarter of the prior year. The current year update resulted in higher modeled baseline loss rates, while the update in the prior year resulted in lower baseline loss rates. Net charge-offs for the six months ended June 30, 2025 were $1.3 million, compared to $0.5 million for the same period in the prior year. $0.8 million in net charge-offs during the six months ended June 30, 2025 related to two commercial and industrial loans which had specific allocations in the allowance for credit losses, and therefore did not impact provision expense. Remaining charge-offs for the six months ended June 30, 2025 and 2024 were largely concentrated in the consumer indirect auto portfolio.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change	% Change
WMG fee income	$2,993	$2,860	$133	4.7%
Service charges on deposit accounts	1,114	964	150	15.6%
Interchange revenue from debit card transactions	1,110	1,141	(31)	(2.7)%
Net (losses) on securities transactions	(17,498)	—	(17,498)	N/A
Changes in fair value of equity investments	108	14	94	(671.4)%
Net gains on sales of loans held for sale	51	39	12	30.8%
Net gains (losses) on sales of other real estate owned	3	(3)	6	N/M
Income from bank owned life insurance	8	10	(2)	(20.0)%
CFS fee and commission income	270	253	17	6.7%
Other	1,136	320	816	255.0%
Total non-interest income (loss)	$(10,705)	$5,598	$(16,303)	(291.2)%

Total non-interest income for the second quarter of 2025 decreased $16.3 million compared to the same period in the prior year, primarily due to a $17.5 million net loss on securities transactions, partially offset by increases of $0.8 million in other non-interest income, $0.2 million in service charges on deposit accounts, and $0.1 million in each of WMG fee income and change in fair value of equity investments.

Net Losses on Securities Transactions
The Corporation recognized a pre-tax loss of $17.5 million on the sale of a portion of its available for sale securities portfolio in the second quarter of 2025.

Other Non-Interest Income
The increase in other non-interest income can primarily be attributed to a $0.6 million gain on the sale of a previous branch property during the second quarter of 2025, when compared to the same period in the prior year.

Service Charges on Deposit Accounts
The increase in service charges on deposit accounts can primarily be attributed to fee rate increases which were implemented in the second half of 2024.

WMG Fee Income
The increase in WMG fee income can primarily be attributed to fee rate increases which were implemented in the second half of 2024 as well as positive changes in financial markets during the second quarter of 2025.

Changes in Fair Value of Equity Investments
The increase in changes in fair value of equity investments can primarily be attributed to an increase in the market value of assets held for the Corporation's deferred compensation plan, when compared to the same period in the prior year.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2025	2024	Change	% Change
WMG fee income	$5,860	$5,563	$297	5.3%
Service charges on deposit accounts	2,234	1,913	321	16.8%
Interchange revenue from debit card transactions	2,147	2,204	(57)	(2.6)%
Net (losses) on securities transactions	(17,498)	—	(17,498)	N/A
Changes in fair value of equity investments	61	115	(54)	(47.0)%
Net gains on sales of loans held for sale	91	71	20	28.2%
Net (losses) on sales of other real estate owned	(8)	(3)	(5)	166.7%
Income from bank owned life insurance	16	19	(3)	(15.8)%
CFS fee and commission income	493	481	12	2.5%
Other	1,788	892	896	100.4%
Total non-interest income (loss)	$(4,816)	$11,255	$(16,071)	(142.8)%

Total non-interest income for the six months ended June 30, 2025 decreased $16.1 million compared to the same period in the prior year. The decrease was primarily due to a $17.5 million net loss on securities transactions, partially offset by increases of $0.9 million in other non-interest income and $0.3 million each in services charges on deposit accounts and Wealth Management Group fee income.

Net Losses on Securities Transactions
The Corporation recognized a pre-tax loss of $17.5 million on the sale of a portion of its available for sale securities portfolio in the second quarter of 2025.

Other Non-Interest Income
The increase in other non-interest income can primarily be attributed to a $0.6 million gain on the sale of a previous branch property during the second quarter of 2025, when compared to the same period in the prior year.

Service Charges on Deposit Accounts
The increase in service charges on deposit accounts can primarily be attributed to fee rate increases which were implemented in the second half of 2024.

WMG Fee Income
The increase in WMG fee income can primarily be attributed to fee rate increases which were implemented in the second half of 2024 as well as positive changes in financial markets during the first half of 2025.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change	% Change
Compensation expense:
Salaries and wages	$7,579	$6,823	$756	11.1%
Pension and other employee benefits	2,112	2,078	34	1.6%
Other components of net periodic pension and postretirement benefits	(113)	(232)	119	51.3%
Total compensation expense	9,578	8,669	909	10.5%

Non-compensation expense:
Net occupancy	1,431	1,445	(14)	(1.0)%
Furniture and equipment	455	397	58	14.6%
Data processing	2,563	2,297	266	11.6%
Professional services	805	558	247	44.3%
Marketing and advertising	351	388	(37)	(9.5)%
Other real estate owned expenses	3	12	(9)	N/M
FDIC insurance	434	516	(82)	(15.9)%
Loan expenses	296	200	96	48.0%
Other	1,853	1,737	116	6.7%
Total non-compensation expense	8,191	7,550	641	8.5%
Total non-interest expense	$17,769	$16,219	$1,550	9.6%

Total non-interest expense for the second quarter of 2025 increased $1.6 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and non-compensation expense. For the three months ended June 30, 2025 and 2024, non-interest expense to average assets was 2.54% and 2.38%, respectively.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, was primarily due to increases in salaries and wages and other components of net periodic pension and postretirement benefits.

The increase in salaries and wages can be primarily attributed to an increase in base salaries, including merit-based increases and additional staffing for the Corporation's Western New York regional banking center. The increase in other components of net periodic pension and postretirement benefits was primarily due to actuarial adjustments related to the Corporation's pension plans.

Non-compensation expense
The increase in non-compensation expense for the current period, compared to the same period in the prior year, was primarily due to increases in data processing expense, professional services, and other non-interest expense. The increase in data processing was primarily due to an increase in core service provider expenses and additional expenses related to Canal Bank operations in Western New York. The increase in professional services was mainly due to an increase in consulting expenses, partially attributable to revenue enhancement initiatives in 2024. The increase in other non-interest expense was primarily due to moderate increases related to losses on sales of repossessed vehicles, directors' fees, and recruitment expenses, compared to the same period in the prior year.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2025	2024	Change	% Change
Compensation expense:
Salaries and wages	$14,788	$13,839	$949	6.9%
Pension and other employee benefits	4,034	4,160	(126)	(3.0)%
Other components of net periodic pension and postretirement benefits	(226)	(464)	238	51.3%
Total compensation expense	18,596	17,535	1,061	6.1%

Non-compensation expense:
Net occupancy	2,964	2,938	26	0.9%
Furniture and equipment	828	795	33	4.2%
Data processing	5,097	4,870	227	4.7%
Professional services	1,443	1,117	326	29.2%
Marketing and advertising	690	733	(43)	(5.9)%
Other real estate owned expenses	14	61	(47)	(77.0)%
FDIC insurance	873	1,093	(220)	(20.1)%
Loan expenses	574	455	119	26.2%
Other	3,617	3,320	297	8.9%
Total non-compensation expense	16,100	15,382	718	4.7%
Total non-interest expense	$34,696	$32,917	$1,779	5.4%

Total non-interest expense for the six months ended June 30, 2025 increased $1.8 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For the six months ended June 30, 2025 and 2024, non-interest expense to average assets was 2.50% and 2.42%, respectively.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, was primarily due to increases in salaries and wages and other components of net periodic pension and postretirement benefits, offset by a decrease in pension and other employee benefits. The increase in salaries and wages included additional staffing for the Corporation's Western New York regional banking center and the timing of annual raises compared to the same period in the prior year. The increase in other components of net periodic pension and postretirement benefits was primarily due to actuarial adjustments related to the Corporation's pension plans. The decrease in pension and other employee benefits was primarily attributable to a decrease in employee healthcare expenses for the current period, compared to the same period in the prior year.

Non-compensation expense
The increase in non-compensation expense was primarily due to increases of $0.3 million each in professional services and other non-interest expense and $0.2 million in data processing expense, offset by a decrease in FDIC insurance expense. The increase in professional services was mainly due to an increase in consulting expenses, partially attributable to revenue enhancement initiatives in 2024. The increase in other non-interest expense was primarily due to an increase in operational losses on sales of repossessed vehicles. The increase in data processing was primarily due to an increase in core service provider expenses and additional expenses related to Canal Bank operations in Western New York. The decrease in FDIC insurance expense was primarily due to improved metrics used to calculate the current year assessment.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change	% Change
Income (loss) before income tax expense	$(8,811)	$6,261	$(15,072)	(240.7)%
Income tax (benefit) expense	$(2,359)	$1,274	$(3,633)	(285.2)%
Effective tax rate	26.8%	20.3%

Income tax expense for the three month period ended June 30, 2025 was a tax benefit of $2.4 million, compared to a tax expense of $1.3 million for the three month period ended June 30, 2024, a decrease of $3.6 million. The decrease in income tax expense was primarily due to the $17.5 million net loss recognized on the Corporation's sale of available for sale securities in the second quarter of 2025. The effective income tax rate increased from 20.3% for the three months ended June 30, 2024 to 26.8% for the three months ended June 30, 2025.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2025	2024	Change	% Change
Income (loss) before income tax expense	$(1,124)	$15,349	$(16,473)	(107.3)%
Income tax (benefit) expense	$(695)	$3,312	$(4,007)	(121.0)%
Effective tax rate	61.8%	21.6%

Income tax expense for the six month period ended June 30, 2025 was a tax benefit of $0.7 million, compared to a tax expense of $3.3 million for the six month period ended June 30, 2024, a decrease of $4.0 million. The effective income tax rate increased from 21.6% for the six months ended June 30, 2024 to 61.8% for the six months ended June 30, 2025. The decrease in income tax expense and increase in the effective tax rate for the first half of 2025 was primarily due to the $17.5 million net loss recognized on the Corporation's sale of available for sale securities in the second quarter of 2025.

Financial Condition

The following table presents selected financial information as of the dates indicated, and the dollar and percent change (dollars in thousands):

ASSETS	June 30, 2025	December 31, 2024	Change	% Change
Total cash and cash equivalents	$320,051	$47,035	$273,016	580.5%
Total investment securities, FHLB and FRB stock	298,228	544,602	(246,374)	(45.2)%

Loans, net of deferred loan fees	2,132,414	2,071,419	60,995	2.9%
Allowance for credit losses	(22,665)	(21,388)	1,277	6.0%
Loans, net	2,109,749	2,050,031	59,718	2.9%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	102,636	112,655	(10,019)	(8.9)%
Total assets	$2,852,488	$2,776,147	$76,341	2.7%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,468,962	$2,396,883	$72,079	3.0%
Advances and other debt	58,616	112,889	(54,273)	(48.1)%
Subordinated debt	44,146	—	44,146	N/A
Other liabilities	45,798	51,066	(5,268)	(10.3)%
Total liabilities	2,617,522	2,560,838	56,684	2.2%

Total shareholders’ equity	234,966	215,309	19,657	9.1%
Total liabilities and shareholders’ equity	$2,852,488	$2,776,147	$76,341	2.7%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in loans, deposits, borrowings, and securities. Cash and cash equivalents increased largely due to proceeds of $227.3 million from the Corporation's sale of available for sale securities in the second quarter of 2025. Cash balances as of June 30, 2025 were held almost entirely at the FRBNY and the Corporation utilized a portion of these proceeds to pay off wholesale funding which matured early in the third quarter of 2025. An increase of $72.1 million in total deposits, primarily due to inflows of municipal deposits, and proceeds from the Corporation's issuance of subordinated debt in the second quarter of 2025, also contributed to the increase in cash and cash equivalents balances.

Investment securities
The decrease in investment securities can primarily be attributed to the sale of available for sale securities with a market value totaling $227.3 million in the second quarter of 2025. The sale of securities included the Corporation's entire portfolio of U.S Treasury and SBA pooled-loan securities, as well as portions of the mortgage-backed securities and municipal bonds portfolios. Year to date net paydowns and maturities on available for sale securities totaled $28.3 million, largely on mortgage-backed and SBA pooled-loan securities. Partially offsetting the overall decrease in the available for sale securities portfolio was an increase of $12.6 million in the fair value of securities, mainly due to favorable changes in interest rates compared to December 31, 2024. Also contributing to the decrease in total investment securities was a decrease of $2.3 million in FHLB and FRB stock, at cost, mainly due to a decrease in total borrowings through the FHLBNY as of June 30, 2025, compared to the prior year end.

Loans, net
The increase in loans, net of deferred loan fees, can primarily be attributed to increases within the commercial real estate portfolio. Commercial mortgages increased $80.5 million, residential mortgages increased $3.2 million, and home equity lines and loans increased $8.3 million compared to the prior year end. These increases were offset by decreases of $24.8 million in indirect consumer loans, $5.0 million in commercial and industrial loans, and $1.2 million in direct consumer loans.

Allowance for Credit Losses
The increase in the allowance for credit losses was largely due to the annual review and update to loss drivers used in the Bank's CECL model, which is applied to the model in the first quarter of each year. The update in the current year resulted in an increase in baseline loss rates used for modeling. Also contributing to the increase was loan growth, concentrated in commercial real estate, changes in the FOMC's economic forecasts, including higher U.S. civilian unemployment and lower U.S. GDP growth compared to the prior year-end, and a decline in prepayment speeds compared to the prior year-end. Partially offsetting the overall increase was the charge-off of $0.8 million in commercial and industrial loan balances during the six month periods ended June 30, 2025 which had carried specific allocations in the allowance as of December 31, 2024, and a net decrease in overall qualitative adjustment rates, due to improvements in evaluated internal portfolio metrics and regional economic outlooks.

Other Assets
The decrease in other assets can primarily be attributed to a $5.1 million decrease in interest rate swap assets, due to a decrease in the fair value of interest rate swaps.

Deposits
The increase in deposits can primarily be attributed to increases of $44.6 million in money market deposits and $41.6 million in interest-bearing demand deposits. These increases were partially attributable to seasonal inflows of municipal deposits. Total time deposits decreased $5.4 million, consisting of a decrease of $13.3 million in customer time deposits, offset by an increase of $7.8 million in brokered deposits. The decrease in customer time deposits was partially due to the maturity of previous CD campaign offerings which were not renewed. The Bank’s CD campaign strategy in 2025 included continued emphasis on offerings carrying six and 15 month terms, along with the addition of a 36 month option during 2025. Savings deposits decreased $7.3 million while non interest-bearing demand deposits decreased $1.4 million, when compared to December 31, 2024. All of the Corporation's brokered deposits matured in early July 2025 and were paid off in full using a portion of the proceeds from the sale of available for sale securities. Excluding brokered deposits, total deposits increased $64.2 million from December 31, 2024.

Advances and Other Debt
The decrease in advances and other debt can primarily be attributed to increases in cash and cash equivalents and total deposits, which reduced the need for advances and other debt. Advances and other debt as of June 30, 2025 largely consisted of a $55.0 million two-month term advance from the FHLBNY, which matured in July 2025, whereas the composition of advances and other debt as of the prior year end consisted primarily of FHLBNY overnight advances.

Subordinated Debt
Subordinated debt, net of deferred issuance costs, increased due to the issuance of $45.0 million in 7.75% fixed-to-floating rate notes in June 2025 in a private offering. There were $0.9 million in deferred issuance costs associated with the offering. The subordinated debt qualifies as tier 2 capital at the holding company, when applicable, and tier 1 capital at the Bank. Of the $45.0 million in subordinated debt issued, $37.0 million was downstreamed to the Bank, qualifying as tier 1 capital. The Notes carry an original term of ten years and are redeemable by the Corporation beginning in June 2030, and beginning in June 2030 will float based on the then current Three-Month Term SOFR, plus 415 basis points. Further details regarding the offering can be found in the Corporation's Form 8-K filed with the Securities and Exchange Commission on June 10, 2025.

Other liabilities
The decrease in other liabilities can primarily be attributed to a decrease of $5.0 million in interest rate swap liabilities, primarily due to a decrease in the fair value of interest rate swaps.

Shareholders’ equity
Shareholders’ equity was $235.0 million at June 30, 2025 compared to $215.3 million at December 31, 2024. The increase can primarily be attributed to a decrease of $22.4 million in accumulated other comprehensive loss partially offset by a decrease of $3.5 million in retained earnings. The decrease in accumulated other comprehensive loss was largely due to the reclassification of a portion of losses attributable to the available for sale securities portfolio into current period earnings, due to the Corporation's sale of available for sale securities in the second quarter of 2025, as well as an increase in the fair value of securities available for sale, mainly due to favorable changes in market interest rates. The decrease in retained earnings was mainly due to a net loss of $0.4 million for the six months ended June 30, 2025, due to the Corporation's loss on the sale of available for sale securities, and dividends declared of $3.1 million during the six months ended June 30, 2025.

Assets under management or administration
The market value of total assets under management or administration in Wealth Management Group was $2.313 billion as of June 30, 2025, including $334.0 million of assets held under management or administration for the Corporation, compared to $2.212 billion as of December 31, 2024, including $301.9 million of assets held under management or administration for the Corporation, an increase of $101.0 million, or 4.5%. Excluding assets under management or administration for the Corporation, total market value of Wealth Management Group assets increased $69.0 million, or 3.7%, primarily due to improvements in financial markets during 2025, largely concentrated in the second quarter of 2025.

Securities

The available for sale segment of the securities portfolio totaled $287.3 million as of June 30, 2025, a decrease of $244.1 million, or 45.9%, from $531.4 million as of December 31, 2024. Securities available for sale decreased primarily due to the Corporation's strategic balance sheet repositioning, which included the sale of available for sale securities with a market value totaling $227.3 million in the second quarter of 2025. The sale of securities included the Corporation's entire portfolio of U.S Treasury and SBA pooled-loan securities, as well as portions of the mortgage-backed securities and municipal bonds portfolios. Year to date net paydowns and maturities on available for sale securities totaled $28.3 million, largely on mortgage-backed and SBA pooled-loan securities. Partially offsetting the overall decrease in the available for sale securities portfolio was an increase of $12.6 million in the fair value of securities, mainly due to favorable changes in interest rates compared to December 31, 2024. The held to maturity securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $0.7 million and $0.8 million as of June 30, 2025 and December 31, 2024, respectively.

Non-marketable equity securities as of June 30, 2025 and December 31, 2024 include shares of FRBNY stock and FHLBNY stock, carried at their cost. FRBNY stock and FHLBNY stock were $1.9 million and $4.9 million respectively as of June 30, 2025, and $1.9 million and $7.2 million respectively as of December 31, 2024. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

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

Loans

The table below presents the Corporation’s loan composition by segment as of the dates indicated, and the dollar and percent change from December 31, 2024 to June 30, 2025 (dollars in thousands):

LOAN PORTFOLIO COMPOSITION
	June 30, 2025	% of Total Loans	December 31, 2024	% of Total Loans	Change	% Change
Commercial and industrial	$294,474	13.8%	$299,521	14.5%	$(5,047)	(1.7)%
Commercial mortgages:
Construction	98,504	4.6%	94,943	4.6%	3,561	3.8%
Owner occupied commercial real estate	161,432	7.6%	142,279	6.8%	19,153	13.5%
Non-owner occupied commercial real estate	1,037,589	48.7%	979,782	47.3%	57,807	5.9%
Residential mortgages	278,221	13.0%	274,979	13.3%	3,242	1.2%
Consumer loans:
Home equity lines and loans	101,505	4.8%	93,220	4.5%	8,285	8.9%
Indirect consumer loans	153,324	7.2%	178,118	8.6%	(24,794)	(13.9)%
Direct consumer loans	7,365	0.3%	8,577	0.4%	(1,212)	(14.1)%
Total	$2,132,414	100.0%	$2,071,419	100.0%	$60,995	2.9%

Portfolio loans totaled $2.132 billion as of June 30, 2025, an increase of $61.0 million, or 2.9%, from $2.071 billion as of December 31, 2024. The increase in loans can primarily be attributed to increases of $80.5 million in commercial mortgage loans and $8.3 million in home equity lines and loans, partially offset by decreases of $24.8 million in indirect consumer loans and $5.0 million in commercial and industrial loans.

Commercial lending demand remains strong across the Corporation's footprint, particularly in the Capital Bank and Canal Bank divisions in the Albany and Western New York markets, respectively. Commercial lending continues to be the primary driver of asset growth for the Corporation. Loan growth in the Canal Bank division has accelerated in 2025 after the opening of a regional banking center and expansion of the commercial lending team in that market. As of June 30, 2025, total commercial real estate loans, inclusive of construction loans, grew similarly in the Capital Bank and Canal Bank divisions, compared to December 31, 2024, increasing $38.9 million and $37.7 million, respectively. Additionally, commercial real estate loan growth in the legacy Chemung Canal division was $4.0 million over the same period. Commercial and industrial loan balances decreased in all three divisions between December 31, 2024 and June 30, 2025, with balances in the Chemung Canal legacy division decreasing $3.5 million, while balances in the Canal Bank and Capital Bank divisions decreased $1.0 million and $0.5 million, respectively.

Residential mortgage loans totaled $278.2 million as of June 30, 2025, an increase of $3.2 million, or 1.2%, compared to December 31, 2024. During the six months ended June 30, 2025, $22.2 million in residential mortgages were originated, of which $4.9 million were sold in the secondary market to Freddie Mac and FHLBNY. Total balances of residential mortgage originations increased 41.4% compared to the same period in the prior year, however overall origination volumes continue to be weaker than in prior years. Total consumer loans decreased largely due to a decrease of $24.8 million, or 13.9%, in indirect consumer loans compared to December 31, 2024, due to paydowns exceeding originations during 2025, and the relatively fast turnover rate in the portfolio. The overall decrease in total consumer loans was partially offset by an increase of $8.3 million in home equity lines and loans, largely due to promotional efforts during 2025 relating to home equity lines of credit.

The table below presents the Corporation’s outstanding loan balances by Bank division (in thousands):

LOANS BY DIVISION
	June 30, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Chemung Canal Trust Company	$603,938	$626,903	$665,701	$651,516	$592,172
Capital Bank Division	1,347,748	1,302,593	1,206,561	1,098,104	879,105
Canal Bank Division	180,728	141,923	100,402	79,828	46,972
Total loans	$2,132,414	$2,071,419	$1,972,664	$1,829,448	$1,518,249
Commercial real estate lending represented the largest portion of the Corporation's loan portfolio as of June 30, 2025 and December 31, 2024. Commercial real estate lending is comprised of the construction, owner occupied commercial real estate, and non-owner occupied commercial real estate categories of the loan portfolio, as presented in Note 4 - Loans and Allowance for Credit Losses to the Consolidated Financial Statements. As of June 30, 2025 and December 31, 2024, total commercial real estate loans were $1.298 billion and $1.217 billion, respectively, representing 60.9% and 58.7% of total loan balances, respectively. As the largest component of the Corporation's loan portfolio, quantitative and qualitative attributes of commercial real estate such as maturity and repricing schedules may have a significant impact on management's strategic initiatives, and understanding such attributes is critical in understanding the Corporation's anticipated future liquidity needs and sensitivity to changes in interest rates. Management also evaluates the risk inherent in its portfolio of commercial real estate loans using a variety of metrics, including but not limited to type, geography, collateral, and borrower or sponsor industry.

The following table presents commercial real estate loans by maturity and repricing date as of June 30, 2025 (dollars in thousands):

Commercial real estate loans:	2025	2026	2027	2028	2029	After 2029 (1)	Total
Maturing in:	$58,210	$66,737	$82,531	$88,752	$106,127	$895,168	$1,297,525
Percentage of total	4.5%	5.1%	6.4%	6.8%	8.2%	69.0%	100.0%

Repricing in:	$463,279	$83,814	$94,953	$103,067	$116,851	$435,561	$1,297,525
Percentage of total	35.7%	6.5%	7.3%	7.9%	9.0%	33.6%	100.0%

(1) Includes fixed rate loans

The table below presents commercial real estate loans by type and percentage as of June 30, 2025 and December 31, 2024 (dollars in thousands):

Commercial real estate loans by type:	June 30, 2025	% of Total	December 31, 2024	% of Total	% Change
Construction	$98,504	7.6%	$94,943	7.8%	3.8%
1-4 family residential (1)	49,204	3.9%	44,374	3.6%	10.9%
Multifamily	409,055	31.5%	398,728	32.8%	2.6%
Owner occupied	161,432	12.4%	142,279	11.7%	13.5%
Non-owner occupied	579,330	44.6%	536,680	44.1%	7.9%
Total	$1,297,525	100.0%	$1,217,004	100.0%	6.6%

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
The table below presents commercial real estate loans by regional location of collateral and percentage as of June 30, 2025 and December 31, 2024 (dollars in thousands):

Commercial real estate loans by regional location of collateral:	June 30, 2025	% of Total	December 31, 2024	% of Total	% Change
Capital Region	$814,866	62.8%	$783,342	64.3%	4.0%
Southern Tier & Finger Lakes	219,213	16.9%	221,078	18.2%	(0.8)%
Western New York	202,124	15.6%	155,527	12.8%	30.0%
Other	61,322	4.7%	57,057	4.7%	7.5%
Total	$1,297,525	100.0%	$1,217,004	100.0%	6.6%

The Corporation closely monitors economic and credit trends for the industries in which its commercial real estate borrowers are involved. Property types are designated based on the purpose of the collateral securing commercial real estate loans. The table below presents commercial real estate loans by borrower industry and percentage as of June 30, 2025 and December 31, 2024, as well as the weighted average (WA) loan to value (LTV) ratio for each industry as of June 30, 2025 (dollars in thousands):

Commercial real estate loans by borrower industry:	June 30, 2025	% of Total	WA LTV %	December 31, 2024	% of Total	% Change
Construction & land development	$98,504	7.6%	NA	$94,943	7.8%	3.8%
Industrial	67,321	5.2%	50.8%	62,817	5.3%	7.2%
Warehouse & storage	97,761	7.5%	50.0%	91,357	7.5%	7.0%
Retail	239,181	18.4%	58.0%	212,938	17.5%	12.3%
Office	131,909	10.2%	60.9%	122,248	10.0%	7.9%
Hotel	66,194	5.1%	53.6%	53,960	4.4%	22.7%
1-4 family residential rental	49,099	3.8%	61.9%	44,374	3.6%	10.6%
Multifamily (5+)	437,117	33.7%	61.8%	427,257	35.1%	2.3%
Medical	49,680	3.8%	61.4%	45,480	3.7%	9.2%
Educational	22,062	1.7%	56.9%	22,129	1.8%	(0.3)%
Other	38,697	3.0%	48.9%	39,501	3.3%	(2.0)%
Total	$1,297,525	100.0%	58.4%	$1,217,004	100.0%	6.6%
Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which may cause them to be similarly impacted by economic or other conditions. Industries are identified using NAICS codes, and the Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations of greater than 10.0% of total loans. As of June 30, 2025 and December 31, 2024, commercial loans to borrowers involved in the real estate and real estate rental and leasing businesses were 51.3% and 50.9% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of June 30, 2025 and December 31, 2024.

The table below presents the maturity of loans outstanding as of June 30, 2025 (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$96,001	$118,756	$77,550	$2,167	$294,474
Commercial mortgages:
Construction	11,680	36,761	50,063	—	98,504
Owner occupied commercial real estate	10,083	35,360	110,528	5,461	161,432
Non-owner occupied commercial real estate	88,007	305,961	625,624	17,997	1,037,589
Residential mortgages	9,008	12,419	87,283	169,511	278,221
Consumer loans:
Home equity lines and loans	259	6,675	58,726	35,845	101,505
Indirect consumer loans	1,241	115,135	36,947	1	153,324
Direct consumer loans	346	4,687	1,443	889	7,365
Total	$216,625	$635,754	$1,048,164	$231,871	$2,132,414

The tables below present the amounts due after one year, classified according to fixed interest rates and variable interest rates as of June 30, 2025 (in thousands):

Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$65,080	$34,359	$152	$99,591
Commercial mortgages:
Construction	1,291	2,764	—	4,055
Owner occupied commercial real estate	8,259	23,010	—	31,269
Non-owner occupied commercial real estate	193,429	110,743	3,347	307,519
Residential mortgages	12,419	83,244	116,661	212,324
Consumer loans:
Home equity lines and loans	5,434	50,007	409	55,850
Indirect consumer loans	115,135	36,947	1	152,083
Direct consumer loans	4,687	445	49	5,181
Total	$405,734	$341,519	$120,619	$867,872

Loans maturing with variable interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$53,676	$43,191	$2,015	$98,882
Commercial mortgages:				—
Construction	35,470	47,299	—	82,769
Owner occupied commercial real estate	27,101	87,517	5,461	120,079
Non-owner occupied commercial real estate	112,532	514,881	14,650	642,063
Residential mortgages	—	4,040	52,850	56,890
Consumer loans:				—
Home equity lines and loans	1,241	8,719	35,436	45,396
Indirect consumer loans	—	—	—	—
Direct consumer loans	—	998	840	1,838
Total	$230,020	$706,645	$111,252	$1,047,917

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

The following table summarizes the Corporation's non-performing assets (dollars in thousands):

NON-PERFORMING ASSETS
	June 30, 2025	December 31, 2024
Total non-performing loans	$8,237	$8,954
Other real estate owned and repossessed vehicles	210	652
Total non-performing assets	$8,447	$9,606

Ratio of non-performing loans to total loans	0.39%	0.43%
Ratio of non-performing assets to total assets	0.30%	0.35%
Ratio of allowance for credit losses to non-performing loans	275.16%	238.87%
Accruing loans past due 90 days or more (1)	$—	$23

(1) Not included in non-performing assets above.

Non-performing loans totaled $8.2 million, or 0.39% of total loans as of June 30, 2025, compared to $9.0 million, or 0.43% of total loans as of December 31, 2024. Non-performing assets, which are comprised of non-performing loans, other real estate owned, and repossessed vehicles were $8.4 million, or 0.30% of total assets as of June 30, 2025, compared to $9.6 million, or 0.35% of total assets as of December 31, 2024. The decrease in non-performing loans was largely due to the payoff of two nonaccrual commercial real estate loans, totaling $1.3 million, and the charge-off of two commercial and industrial loans during the three months ended June 30, 2025, totaling $0.8 million. Additionally, there were $0.7 million in total retail loan charge-offs during the six months ended June 30, 2025, and other real estate owned decreased $0.3 million compared to December 31, 2024. Partially offsetting the overall decrease in non-performing loans were the addition of $2.2 million in total retail loan balances and $0.3 million in commercial loan balances to nonaccrual status during the six months ended June 30, 2025.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Corporation works closely with borrowers experiencing financial difficulties to identify viable solutions that minimize the potential for loss. The Corporation especially monitors modifications made to borrowers experiencing financial difficulty where contractual cash flows are directly impacted, including through principal reductions, reductions in effective interest rates, term extensions, significant payment delays, or a combination thereof. As of June 30, 2025, the Corporation had six active loans modified under such terms. During the three and six month periods ended June 30, 2025, a $0.7 million unsecured commercial and industrial loan which had previously been given a six month term extension was fully charged-off. All other active loans were performing on their modified terms as of June 30, 2025. There were no loan modifications made to borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2025 and 2024.

Allowance for Credit Losses

The allowance for credit losses is an amount that management believes will be adequate to absorb the estimated lifetime credit losses inherent in assets exhibiting credit risk as of the measurement date. The allowance is in conformity with the requirements established by ASC 326-Financial Instruments-Credit Losses. The allowance for credit losses covers a range of assets including loans, unfunded commitments, and debt securities, incorporating both quantitative and qualitative components. As of June 30, 2025 and December 31, 2024, the Corporation did not allocate any allowance for credit losses to its portfolios of available for sale or held to maturity debt securities, due to either the explicit or implicit U.S. Government guarantee as to principal and interest payments on the majority of the portfolio, and the immateriality of credit risk on remaining unguaranteed securities.
Loans are analyzed for credit loss on either an individual basis or a pooled (collective) basis, determined by risk characteristics. The Corporation begins analyzing loans on an individual basis when management determines a loan no longer exhibits risk characteristics consistent with the risk characteristics in its designated pool under the Corporation's CECL methodology. The amortized cost basis of individually analyzed loans as of June 30, 2025 totaled $5.0 million, compared to $6.5 million as of December 31, 2024. Remaining loans are analyzed on a pooled basis and are segmented based on groups of assigned FFIEC Call Report codes. Management seeks to disaggregate its loan portfolio in a granular enough manner to capture the risk profile of each loan, yet broad enough to accurately allow for the application of certain pool-level assumptions.

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
The allowance for credit losses on loans was $22.7 million as of June 30, 2025, and $21.4 million as of December 31, 2024. The allowance for credit losses on loans was 275.16% of non-performing loans as of June 30, 2025, compared to 238.87% as of December 31, 2024. The ratio of allowance for credit losses on loans to total loans was 1.06% as of June 30, 2025 and 1.03% as of December 31, 2024. Net charge-offs for the six months ended June 30, 2025 and June 30, 2024 were $1.3 million and $0.5 million, respectively.
The increase in the allowance for credit losses was largely due to the annual review and update performed on the loss drivers used as the basis for the Bank's CECL model, commercial loan growth, and changes in model inputs such as economic forecasts and prepayment speeds. The overall increase in the allowance for credit losses was partially offset by a decrease in the allowance for credit losses on individually analyzed loans, due to two charge-offs on loans which carried specific reserve allocations, as well as a net decrease in qualitative adjustments applied to the Bank's CECL model as of June 30, 2025 compared to December 31, 2024.

Loss drivers are the economic variables used to make forward looking credit loss projections. The economic variable used as a loss driver used for the Bank's commercial and industrial and other loans pools were adjusted as a result of the annual update; the loss driver used in the prior year was the FOMC's projection for U.S civilian unemployment rate and the loss driver used in the current year is the FOMC's projection for U.S. GDP growth. Recalibration of loss drivers resulted in an increase in baseline loss rates used in CECL modeling, reflecting additional periods of data added to the analysis and normal evaluation of the composition of the peer groups used in modeling. Commercial loan growth totaled $75.5 million for the six months ended June 30, 2025, or 5.5%, contributing to the increase in the allowance for credit losses. FOMC forecasts for both U.S. civilian unemployment and year-over-year U.S. GDP growth deteriorated as of June 30, 2025, compared to December 31, 2024, with the projection for year-end 2025 U.S. civilian unemployment increasing 20 basis points and the projection for U.S. GDP growth decreasing 70 basis points. The FOMC has incorporated elevated levels of uncertainty into their forecasts based on the current environment. Prepayment speeds, which have an inverse relationship with modeled credit losses, also declined as of June 30, 2025, compared to December 31, 2024.

The table below summarizes the Corporation’s allowance for credit losses and non-performing loans outstanding by loan category as of June 30, 2025 and December 31, 2024 (dollars in thousands):

ALLOWANCE BY LOAN CATEGORY
Balance as of June 30, 2025	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,524	1.54%	$879	0.30%	514.68%
Commercial mortgages	12,714	0.98%	3,767	0.29%	337.51%
Residential mortgages	2,597	0.93%	1,837	0.66%	141.37%
Consumer loans	2,830	1.08%	1,754	0.67%	161.35%
Total	$22,665	1.06%	$8,237	0.39%	275.16%

Balance as of December 31, 2024	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,520	1.51%	$1,534	0.51%	294.65%
Commercial mortgages	11,214	0.92%	4,959	0.41%	226.13%
Residential mortgages	2,259	0.82%	1,372	0.50%	164.65%
Consumer loans	3,395	1.21%	1,089	0.39%	311.75%
Total	$21,388	1.03%	$8,954	0.43%	238.87%

(1) Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios as of June 30, 2025 and December 31, 2024:

Consolidated Ratios	June 30, 2025	December 31, 2024
Non-performing loans to total loans	0.39%	0.43%
Allowance for credit losses to total loans	1.06%	1.03%
Allowance for credit losses to non-performing loans	275.16%	238.87%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the six months ended June 30, 2025 and June 30, 2024:

Net Charge-Off Ratio	June 30, 2025	June 30, 2024
Commercial and industrial	0.53%	(0.01)%
Commercial mortgages	—%	—%
Residential mortgages	(0.01)%	(0.02)%
Consumer loans	0.37%	0.38%
Total	0.12%	0.05%

The table below summarizes the Corporation’s credit loss experience for the six months ended June 30, 2025 and 2024 (in thousands):

SUMMARY OF CREDIT LOSS EXPERIENCE
	Six Months Ended June 30,
	2025	2024
Balance of allowance for credit losses at beginning of period	$21,388	$22,517
Charge-offs:
Commercial and industrial	777	—
Commercial mortgages	—	—
Residential mortgages	—	19
Consumer loans	742	797
Total charge-offs	$1,519	$816
Recoveries:
Commercial and industrial	$9	$50
Commercial mortgages	2	2
Residential mortgages	10	49
Consumer loans	244	227
Total recoveries	$265	$328
Net charge-offs (recoveries)	1,254	488
Provision (credit) for credit losses on-balance sheet exposure (1)	2,531	(998)
Balance of allowance for credit losses at end of period	$22,665	$21,031

(1) Additional provision related to off-balance sheet exposure was a credit of $294 thousand for the six months ended June 30, 2025 and a credit of $163 thousand for the six months ended June 30, 2024.

Other Real Estate Owned and Repossessed Vehicles

Other real estate owned totaled $0.1 million as of June 30, 2025, and $0.4 million as of December 31, 2024. As of June 30, 2025 there was only one property included in other real estate owned, which had previously been associated with a home equity loan. There were no properties added to other real estate owned in the first six months of 2025. There were a total of five properties sold from other real estate owned in the first six months of 2025, including one property which had carried a $32 thousand valuation allowance at the time of sale. The Corporation's net loss on the sale of other real estate owned during the first six months of 2025 was $8 thousand. The Corporation had $0.2 million in repossessed vehicles as of June 30, 2025 and $0.1 million as of December 31, 2024, which is included in other assets on the Consolidated Balance Sheets, and is a component of non-performing assets.

Deposits

The table below summarizes the Corporation’s deposit composition by segment as of June 30, 2025, and December 31, 2024, and the dollar and percent change from December 31, 2024 to June 30, 2025 (in thousands):

DEPOSITS
					June 30, 2025 v. December 31, 2024
	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non interest-bearing demand deposits	$624,389	25.3%	$625,762	26.1%	$(1,373)	(0.2)%
Interest-bearing demand deposits	348,169	14.1%	306,536	12.8%	41,633	13.6%
Money market deposits	639,706	25.9%	595,123	24.8%	44,583	7.5%
Savings deposits	238,228	9.6%	245,550	10.2%	(7,322)	(3.0)%
Certificates of deposit $250,000 or less	377,167	15.3%	401,563	16.8%	(24,396)	(6.1)%
Certificates of deposit greater than $250,000	113,311	4.6%	101,125	4.3%	12,186	12.1%
Brokered deposits	100,000	4.1%	92,159	3.8%	7,841	8.5%
Other time deposits	27,992	1.1%	29,065	1.2%	(1,073)	(3.7)%
Total	$2,468,962	100.0%	$2,396,883	100.0%	$72,079	3.0%

Deposits totaled $2.469 billion as of June 30, 2025 compared to $2.397 billion as of December 31, 2024, an increase of $72.1 million, or 3.0%. The increase was primarily attributable to increases of $44.6 million in insured money market deposits, $41.6 million in interest-bearing demand deposits, and $7.8 million in brokered deposits. These increases were partially attributable to seasonal inflows of municipal deposits. These increases were partially offset by decreases of $13.3 million in customer time deposits, $7.3 million in savings deposits and $1.4 million in non interest-bearing demand deposits. The decrease in customer time deposits was partially due to the maturity of previous CD campaign offerings which were not renewed. The Bank has continued to focus on shorter-duration CD campaigns, such as six and 15-month offerings, while also introducing a 36-month option in 2025 to broaden its product offerings. All of the Corporation's brokered deposits matured in early July 2025. Excluding brokered deposits, total deposits increased $64.2 million from December 31, 2024.
The growth in customer deposits was due primarily to increases of $41.8 million in public deposits, $20.5 million in consumer deposits, $33.6 million in ICS deposits, and $0.1 million in commercial deposits. CDARS deposits decreased $31.7 million when compared to December 31, 2024. As of June 30, 2025, demand deposit and money market deposits comprised 65.3% of total deposits compared to 63.7% as of December 31, 2024. The aggregate amount of the Corporation's outstanding uninsured deposits was 28.1% and 27.2% of total deposits, as of June 30, 2025 and December 31, 2024, respectively.

The table below presents the Corporation's deposits balances by Bank division (in thousands):

DEPOSITS BY DIVISION
	June 30, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Chemung Canal Trust Company	$1,948,821	$1,892,228	$1,899,903	$1,815,566	$1,738,015
Capital Bank Division	383,229	399,411	380,962	435,207	415,607
Canal Bank Division	36,912	13,085	5,786	3,002	1,811
Brokered Deposits	100,000	92,159	142,776	73,452	—
Total	$2,468,962	$2,396,883	$2,429,427	$2,327,227	$2,155,433

In addition to consumer, commercial, and public deposits, other sources of funds include reciprocal deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. The CDARS and ICS reciprocal program uses a sophisticated matching system, where funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Additionally, the CDARS and ICS One-Way Buy programs allow the Corporation to obtain wholesale brokered deposits through the system. Deposits obtained through the CDARS and ICS reciprocal programs were $389.1 million and $387.3 million as of June 30, 2025, and December 31, 2024, respectively. Brokered deposits, which include funds obtained through brokers or the CDARS and ICS One-Way Buy program, were $100.0 million and $92.2 million as of June 30, 2025, and December 31, 2024, respectively. All of the Corporation's brokered deposits matured in early July 2025.

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

Borrowings
Borrowings decreased $10.1 million to $102.8 million as of June 30, 2025 from December 31, 2024, primarily due to an increase in cash and cash equivalents and total deposits, reducing the need for wholesale borrowings. Short-term advances as of June 30, 2025 consisted of a $55.0 million two-month term advance from the FHLBNY, which matured in July 2025. The Corporation’s borrowed funds as of December 31, 2024 were comprised of a $109.1 million FHLBNY overnight advance. There were no outstanding FHLBNY or FRBNY term advances as of December 31, 2024.
On June 10, 2025, the Corporation issued $45.0 million of 7.75% fixed-to-floating rate subordinated notes due June 15, 2035 in a private offering (the "Notes"). The Notes bear interest at a fixed rate of 7.75% per year, payable semi-annually, for the first five years. From June 15, 2030 to the June 15, 2035 maturity date, the interest rate will adjust to a floating rate equal to a benchmark rate which is expected to be the then-current three-month term SOFR plus 415 basis points, payable quarterly.

Shareholders’ Equity
Total shareholders' equity increased by $19.7 million from $215.3 million as of December 31, 2024 to $235.0 million as of June 30, 2025. The increase can primarily be attributed to a decrease of $22.4 million in accumulated other comprehensive loss partially offset by a decrease of $3.5 million in retained earnings. The decrease in accumulated other comprehensive loss was largely due to the reclassification of a portion of losses attributable to the available for sale securities portfolio into current period earnings, due to the Corporation's sale of available for sale securities in the second quarter of 2025, as well as an increase in the fair value of securities available for sale, mainly due to favorable changes in market interest rates. The decrease in retained earnings was mainly due to a net loss of $0.4 million for the six months ended June 30, 2025, due to the Corporation's loss on the sale of available for sale securities, and dividends declared of $3.1 million during the six months ended June 30, 2025. Treasury stock decreased by $1.1 million, primarily due to the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 8.24% as of June 30, 2025 compared to 7.76% as of December 31, 2024. The tangible equity to tangible assets ratio was 7.53% as of June 30, 2025 compared to 7.02% as of December 31, 2024. Book value per share increased to $48.85 as of June 30, 2025 from $45.13 as of December 31, 2024.
The Bank is subject to the capital adequacy guidelines of the Federal Reserve, which establishes a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of June 30, 2025, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased in the second quarter of 2025. As of June 30, 2025, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares as of June 30, 2025.

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
As of June 30, 2025, the Corporation's cash and cash equivalents balance was $320.1 million, largely consisting of the proceeds from the Corporation's sale of a portion of the available for sale securities portfolio in the second quarter of 2025. The Corporation continues to maintain an investment portfolio of securities available for sale, comprised of government sponsored entity mortgage-backed securities, municipal bonds, and corporate bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of June 30, 2025, the Corporation's investment in securities available for sale was $287.3 million, $74.2 million of which was not pledged as collateral.
The Corporation is a member of the FHLBNY, which allows it to access borrowings to enhance management's ability to satisfy future liquidity needs. As of June 30, 2025, the Bank had pledged a total of $248.0 million of residential mortgage loans and home equity loans under a blanket lien arrangement. Based on this available collateral, the Corporation was eligible to borrow up to a total of $170.2 million as of June 30, 2025. The Bank had a two-month short-term advance of $55.0 million outstanding in FHLBNY borrowings as of June 30, 2025, which was repaid in July, 2025. As of December 31, 2024, the Bank had pledged a total of $244.6 million of residential mortgage loans and home equity loans under a blanket lien arrangement, and $60.0 million of U.S. Treasury bonds held as collateral. Based upon this available collateral, the Corporation was eligible to borrow up to a total of $221.1 million as of December 31, 2024. The Bank's unused borrowing capacity at the FHLBNY was $115.2 million as of June 30, 2025. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.
Uninsured deposits totaled $694.3 million as of June 30, 2025, and $652.3 million as of December 31, 2024, which included $187.4 million and $145.6 million of municipal deposits that were collateralized by pledged assets when appropriate, respectively. The aggregate amount of the Corporation's outstanding uninsured deposits was 28.1% and 27.2% of total deposits, as of June 30, 2025 and December 31, 2024, respectively. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions due to their fluidity.
The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it may continue utilizing brokered deposits as a secondary source of funding to support growth. Brokered deposits may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. Brokered deposits were $100.0 million and $92.2 million, as of June 30, 2025 and December 31, 2024, respectively. The $100.0 million of brokered deposits held as of June 30, 2025, matured and was paid in July, 2025. The Corporation also had a total of $75.0 million of unsecured lines of credit with five different financial institutions, all of which were available as of June 30, 2025 and December 31, 2024. Also available to the Corporation is the Discount Window Lending provided by the Federal Reserve Bank of $23.7 million as of June 30, 2025.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	16,926	14,422
Net cash provided (used) in investing activities	197,068	(13,634)
Net cash provided by financing activities	59,022	32,582
Net increase in cash and cash equivalents	$273,016	$33,370

Operating activities
The Corporation believes cash flows from operations, available cash balances, and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first six months of 2025 and 2024 primarily resulted from net income after non-cash operating adjustments.

Investing activities
Cash provided by investing activities during the first six months of 2025 was primarily due to the proceeds of the sale of available for sale securities during the second quarter of 2025. Cash used in investing activities during the first six months of 2024 primarily resulted from a net increase in loans, offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first six months of 2025 was primarily due to a $55.0 million two-month term advance from the FHLBNY which matured in July, 2025, the issuance of $45.0 million in subordinated debt notes, and a net increase in deposits. Cash provided by financing activities during the first six months of 2024 was primarily due to term advances from the Federal Reserve BTFP and FHLBNY, offset by a decrease in deposits.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of June 30, 2025 and December 31, 2024, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of June 30, 2025, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of June 30, 2025 and December 31, 2024 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

As of June 30, 2025, the Corporation's Tier 2 capital included $44.1 million of subordinated notes, $37.0 million of the proceeds from the subordinated notes was contributed to the Bank as common equity Tier 1 capital.

The Corporation and the Bank’s capital ratios as of June 30, 2025 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$323,204	15.16%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$310,631	14.58%	$170,443	8.00%	$223,706	10.50%	$213,054	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$255,846	12.00%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$287,419	13.49%	$127,832	6.00%	$181,095	8.50%	$170,443	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$255,846	12.00%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$287,419	13.49%	$95,874	4.50%	$149,137	7.00%	$138,485	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$255,846	8.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$287,419	10.07%	$114,165	4.00%	N/A	N/A	$142,706	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2024 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$280,778	13.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$275,179	13.09%	$168,137	8.00%	$220,680	10.50%	$210,172	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$258,550	12.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	12.04%	$126,103	6.00%	$178,646	8.50%	$168,137	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$258,550	12.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	12.04%	$94,577	4.50%	$147,120	7.00%	$136,612	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$258,550	9.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	8.98%	$112,639	4.00%	N/A	N/A	$140,799	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. As of June 30, 2025, the Bank could, without prior approval, declare dividends of approximately $37.4 million.

Adoption of New Accounting Standards

Please refer to Note 1, Summary of Significant Accounting Policies - Recent Accounting Pronouncements for a discussion of new accounting standards.

Explanation and Reconciliation of the Corporation’s Use of Non-GAAP Measures

The Corporation prepares its Consolidated Financial Statements in accordance with GAAP; these financial statements appear on pages 6–12. That presentation provides the reader with an understanding of the Corporation’s results that can be tracked consistently from year-to-year and enables a comparison of the Corporation’s performance with other companies’ GAAP financial statements.

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

						As of or for the
(in thousands, except ratio data)	As of or for the Three Months Ended					Six Months Ended
Net Interest Margin - Fully Taxable Equivalent	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2025	2025	2024	2024	2024	2025	2024
Net interest income (GAAP)	$20,808	$19,817	$19,821	$18,388	$17,761	$40,625	$35,850
Fully taxable equivalent adjustment	76	80	88	83	81	156	165
Fully taxable equivalent net interest income (non-GAAP)	$20,884	$19,897	$19,909	$18,471	$17,842	$40,781	$36,015

Average interest-earning assets (GAAP)	$2,749,856	$2,729,661	$2,711,995	$2,699,968	$2,699,402	$2,739,813	$2,690,230

Net interest margin - fully taxable equivalent (non-GAAP)	3.05%	2.96%	2.92%	2.72%	2.66%	3.00%	2.69%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
Efficiency Ratio	2025	2025	2024	2024	2024	2025	2024
Net interest income (GAAP)	$20,808	$19,817	$19,821	$18,388	$17,761	$40,625	$35,850
Fully taxable equivalent adjustment	76	80	88	83	81	156	165
Fully taxable equivalent net interest income (non-GAAP)	$20,884	$19,897	$19,909	$18,471	$17,842	$40,781	$36,015

Non-interest income (GAAP)	$(10,705)	$5,889	$6,056	$5,919	$5,598	$(4,816)	$11,255
Less: net (gains) losses on securities transactions	17,498	—	—	—	—	17,498	—
Less: (gain) loss on sale of branch property	(629)	—	—	—	—	(629)	—
Adjusted non-interest income (non-GAAP)	$6,164	$5,889	$6,056	$5,919	$5,598	$12,053	$11,255

Non-interest expense (GAAP)	$17,769	$16,927	$17,823	$16,510	$16,219	$34,696	$32,917

Efficiency ratio (unadjusted)	175.88%	65.85%	68.88%	67.92%	69.43%	96.89%	69.88%
Efficiency ratio (adjusted)	65.69%	65.64%	68.64%	67.69%	69.19%	65.67%	69.64%

Tangible Equity and Tangible Assets (Period-End)

Tangible equity, tangible assets, and tangible book value per share are each non-GAAP financial measures. Tangible equity represents the Corporation’s stockholders’ equity, less goodwill and other intangible assets. Tangible assets represents the Corporation’s total assets, less goodwill and other intangible assets. Tangible book value per share represents the Corporation’s tangible equity divided by common shares at period-end. These measures are meaningful to the Corporation, as well as to investors and analysts, in assessing the Corporation’s use of equity.

						As of or for the
(in thousands, except per share and ratio data)	As of or for the Three Months Ended					Six Months Ended
Tangible Equity and Tangible Assets (Period End)	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2025	2025	2024	2024	2024	2025	2024
Total shareholders' equity (GAAP)	$234,966	$228,306	$215,309	$220,654	$201,222	$234,966	$201,222
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible equity (non-GAAP)	$213,142	$206,482	$193,485	$198,830	$179,398	$213,142	$179,398

Total assets (GAAP)	$2,852,488	$2,796,725	$2,776,147	$2,774,215	$2,755,813	$2,852,488	$2,755,813
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,830,664	$2,774,901	$2,754,323	$2,752,391	$2,733,989	$2,830,664	$2,733,989

Total equity to total assets at end of period (GAAP)	8.24%	8.16%	7.76%	7.95%	7.30%	8.24%	7.30%
Book value per share (GAAP)	$48.85	$47.49	$45.13	$46.22	$42.17	$48.85	$42.17

Tangible equity to tangible assets at end of period (non-GAAP)	7.53%	7.44%	7.02%	7.22%	6.56%	7.53%	6.56%
Tangible book value per share (non-GAAP)	$44.31	$42.95	$40.55	$41.65	$37.59	$44.31	$37.59

Tangible Equity (Average)

Average tangible equity and return on average tangible equity are each non-GAAP financial measures. Average tangible equity represents the Corporation’s average stockholders’ equity, less average goodwill and other intangible assets for the period. Return on average tangible equity measures the Corporation’s earnings as a percentage of average tangible equity. These measures are meaningful to the Corporation, as well as to investors and analysts, in assessing the Corporation’s use of equity.

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
Tangible Equity (Average)	2025	2025	2024	2024	2024	2025	2024
Total average shareholders' equity (GAAP)	$229,161	$222,802	$219,254	$210,421	$195,375	$225,999	$195,618
Less: average intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Average tangible equity (non-GAAP)	$207,337	$200,978	$197,430	$188,597	$173,551	$204,175	$173,794

Return on average equity (GAAP)	(11.29)%	10.96%	10.73%	10.81%	10.27%	(0.38)%	12.37%
Return on average tangible equity (non-GAAP)	(12.48)%	12.15%	11.92%	12.07%	11.56%	(0.42)%	13.93%

Adjustments for Certain Items of Income or Expense

In addition to disclosures of certain GAAP financial measures, including net income (loss), EPS, ROA, and ROE, we may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period, including certain nonrecurring items. The Corporation believes that the resulting non-GAAP financial measures may improve an understanding of its results of operations by separating out any such transactions or items that may have had a disproportionate positive or negative impact on the Corporation’s financial results during the particular period in question. In the Corporation’s presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, the Corporation supplies the supplemental financial information and explanations required under Regulation G.

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
Non-GAAP Net Income (Loss)	2025	2025	2024	2024	2024	2025	2024
Reported net income (loss) (GAAP)	$(6,452)	$6,023	$5,914	$5,720	$4,987	$(429)	$12,037
Net (gains) losses on securities transactions (net of tax)	13,237	—	—	—	—	13,237	—
Net (gain) loss on sale of branch property (net of tax)	(463)	—	—	—	—	(463)	—
Non-GAAP net income	$6,322	$6,023	$5,914	$5,720	$4,987	$12,345	$12,037

Average basic and diluted shares outstanding	4,808	4,791	4,774	4,773	4,770	4,798	4,767

Reported basic and diluted earnings (loss) per share (GAAP)	$(1.35)	$1.26	$1.24	$1.19	$1.05	$(0.09)	$2.53
Reported return on average assets (GAAP)	(0.92)%	0.88%	0.85%	0.83%	0.73%	(0.03)%	0.89%
Reported return on average equity (GAAP)	(11.29)%	10.96%	10.73%	10.81%	10.27%	(0.38)%	12.37%

Non-GAAP basic and diluted earnings per share	$1.31	$1.26	$1.24	$1.19	$1.05	$2.57	$2.53
Non-GAAP return on average assets	0.90%	0.88%	0.85%	0.83%	0.73%	0.89%	0.89%
Non-GAAP return on average equity	11.07%	10.96%	10.73%	10.81%	10.27%	11.02%	12.37%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. As of June 30, 2025, it is estimated that an immediate decrease of 100 basis points in interest rates would positively impact the next 12 months net interest income by 0.02%, while an immediate decrease of 200 basis points in interest rates would negatively the next 12 months net interest income by 0.94%. Immediate increases of 100 basis points and 200 basis points would positively impact the next 12 months net interest income by 4.51% and 8.97%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
200 basis points decrease	(0.94)%
100 basis points decrease	0.02%
100 basis points increase	4.51%
200 basis points increase	8.97%

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. As of June 30, 2025, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would positively impact the market value of the Corporation’s capital account by 1.05% and 0.22%, respectively. Immediate increases in interest rates of 100 basis points and 200 basis points would positively impact the market value by 2.49% and 4.89%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
200 basis points decrease	0.22%
100 basis points decrease	1.05%
100 basis points increase	2.49%
200 basis points increase	4.89%

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial and accounting officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2025 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial and accounting officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2025. In addition, there have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of June 30, 2025.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2025	—	$—	—	200,816
May 1 - May 31, 2025	—	$—	—	200,816
June 1 - June 30, 2025	—	$—	—	200,816
Quarter ended June 30, 2025	—	$—	—	200,816
(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of June 30, 2025 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

During the second quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

CHEMUNG FINANCIAL CORPORATION

DATED: August 7, 2025	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: August 7, 2025	By: /s/ Dale M. McKim, III
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