Form 10-Q
period 2025-09-30
CHEMUNG FINANCIAL CORP
filed 2025-11-06
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 4,794,349 shares of Common Stock, $0.01 par value, outstanding.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Canal Bank	Division of Chemung Canal Trust Company located in the “Western Region” of New York State, including Erie County.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany, Saratoga, and Schenectady.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Common area maintenance (CAM)	Expenses associated with shared-space maintenance of leased premises.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.
Executive Management Team	Senior leadership of Chemung Financial Corporation responsible for the Corporation's strategic direction and operations.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years and other loans receivable designated for sale by management.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
MasterCard	Payment card services vendor.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.

Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes, and Treasury bonds.
Obligations of U.S. Government sponsored enterprises	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
Other real estate owned (OREO)	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)	Represents total net revenue less non-interest expense, before income tax expense (benefit). The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 and provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities and investment company-related requirements.
Risk-Weighted Assets (RWA)	Risk-weighted assets, which is used to calculate regulatory capital ratios, consist of on- and off-balance sheet exposures that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet exposures such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets, including debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from financial institutions	$32,445	$26,224
Interest-earning deposits in other financial institutions	75,201	20,811
Total cash and cash equivalents	107,646	47,035

Equity investments, at estimated fair value	3,616	3,235
Securities available for sale, at estimated fair value (amortized cost of $331,286, at September 30, 2025 and $617,271 at December 31, 2024, net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024, respectively)	280,514	531,442
Securities held to maturity, at amortized cost (estimated fair value of $680 at September 30, 2025 and $808 at December 31, 2024, respectively, net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024, respectively)	680	808
FHLBNY and FRBNY stock, at cost	5,524	9,117

Loans, net of deferred loan fees	2,202,356	2,071,419
Allowance for credit losses	(23,645)	(21,388)
Loans, net	2,178,711	2,050,031

Loans held for sale	3,075	—
Premises and equipment, net	15,376	16,375
Operating lease right-of-use assets	4,943	5,446
Goodwill	21,824	21,824
Bank-owned life insurance	2,976	2,952
Interest rate swap assets	17,966	23,829
Accrued interest receivable and other assets	53,783	64,053

Total assets	$2,696,634	$2,776,147

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non interest-bearing	$633,216	$625,762
Interest-bearing	1,725,300	1,771,121
Total deposits	2,358,516	2,396,883

Overnight and short-term advances	—	109,110
Subordinated debt, net of issuance costs of $998 and $0, respectively	44,002	—
Long term finance lease obligation	3,530	3,779
Operating lease liabilities	5,124	5,629
Interest rate swap liabilities	18,056	23,851
Accrued interest payable and other liabilities	22,098	21,586
Total liabilities	2,451,326	2,560,838

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2025 and December 31, 2024	53	53
Additional paid-in capital	49,027	48,783
Retained earnings	250,373	247,705
Treasury stock, at cost; 515,322 shares at September 30, 2025 and 555,881 shares at December 31, 2024	(15,069)	(16,167)
Accumulated other comprehensive loss	(39,076)	(65,065)
Total shareholders' equity	245,308	215,309

Total liabilities and shareholders' equity	$2,696,634	$2,776,147
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$31,033	$28,611	$88,567	$83,323
Taxable securities	1,653	3,060	7,206	9,868
Tax exempt securities	80	250	545	762
Interest-earning deposits	1,118	441	2,298	1,014
Total interest and dividend income	33,884	32,362	98,616	94,967
Interest expense:
Deposits	10,171	13,005	32,403	37,861
Borrowed funds	1,025	969	2,900	2,868
Total interest expense	11,196	13,974	35,303	40,729
Net interest income	22,688	18,388	63,313	54,238
Provision (credit) for credit losses	1,064	564	3,301	(597)
Net interest income after provision for credit losses	21,624	17,824	60,012	54,835

Non-interest income:
WMG fee income	2,967	2,991	8,827	8,554
Service charges on deposit accounts	1,094	1,016	3,328	2,929
Interchange revenue from debit card transactions	1,073	1,123	3,220	3,327
Net (losses) on securities transactions	—	—	(17,498)	—
Changes in fair value of equity investments	136	118	197	233
Net gains on sales of loans held for sale	78	91	169	162
Net gains (losses) on sales of other real estate owned	—	(19)	(8)	(22)
Income from bank-owned life insurance	8	10	24	29
Other	732	589	3,013	1,962
Total non-interest income	6,088	5,919	1,272	17,174

Non-interest expense:
Salaries and wages	7,925	7,168	22,713	21,007
Pension and other employee benefits	2,298	1,627	6,332	5,787
Other components of net periodic pension and postretirement benefits	(113)	(227)	(339)	(691)
Net occupancy	1,371	1,422	4,335	4,360
Furniture and equipment	399	402	1,227	1,197
Data processing	2,534	2,567	7,631	7,437
Professional services	636	522	2,079	1,639
Marketing and advertising	203	210	893	943
Other real estate owned	8	55	22	116
FDIC insurance	352	524	1,225	1,617
Loan expense	262	353	836	808
Other	1,770	1,887	5,387	5,207
Total non-interest expense	17,645	16,510	52,341	49,427
Income before income tax expense	10,067	7,233	8,943	22,582
Income tax expense	2,275	1,513	1,580	4,825
Net income	$7,792	$5,720	$7,363	$17,757

Weighted average shares outstanding	4,811	4,773	4,802	4,769
Basic and diluted earnings per share	$1.62	$1.19	$1.53	$3.72
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$7,792	$5,720	$7,363	$17,757
Other comprehensive income
Unrealized holding gains on securities available for sale	4,925	20,014	17,559	14,719
Reclassification adjustment for losses realized in net income	—	—	17,498	—
Net unrealized gains on securities available for sale	4,925	20,014	35,057	14,719
Tax effect	1,302	5,243	9,086	3,856
Net of tax amount	3,623	14,771	25,971	10,863

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of net actuarial loss	8	7	24	20
Total before tax effect	8	7	24	20
Tax effect	2	2	6	5
Net of tax amount	6	5	18	15

Total other comprehensive income	3,629	14,776	25,989	10,878

Comprehensive income	$11,421	$20,496	$33,352	$28,635

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 30, 2024	$53	$48,102	$239,021	$(16,043)	$(69,911)	$201,222

Net income	—	—	5,720	—	—	5,720
Other comprehensive loss	—	—	—	—	14,776	14,776
Restricted stock awards	—	309	—	—	—	309
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Cash dividends declared ($0.31 per share)	—	—	(1,475)	—	—	(1,475)
Repurchase of 215 shares of common stock	—	—	—	(10)	—	(10)
Sale of 2,274 shares of treasury stock (a)	—	41	—	66	—	107
Balances at September 30, 2024	$53	$48,457	$243,266	$(15,987)	$(55,135)	$220,654

Balances at June 30, 2025	$53	$48,502	$244,211	$(15,095)	$(42,705)	$234,966

Net income	—	—	7,792	—	—	7,792
Other comprehensive income	—	—	—	—	3,629	3,629
Restricted stock awards	—	339	—	—	—	339
Restricted stock units for directors' deferred compensation plan	—	6	—	—	—	6
Distribution of 299 shares of treasury stock grants for employee restricted stock awards	—	(8)	—	8	—	—
Cash dividends declared ($0.34 per share)	—	—	(1,630)	—	—	(1,630)
Repurchase of 214 shares of common stock	—	—	—	(11)	—	(11)
Sale of 4,621 shares of treasury stock (a)	—	98	—	135	—	233
Forfeiture of 2,130 shares of restricted stock awards	—	90	—	(106)	—	(16)
Balances at September 30, 2025	$53	$49,027	$250,373	$(15,069)	$(39,076)	$245,308
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2024	$53	$47,773	$229,930	$(16,502)	$(66,013)	$195,241
Net income	—	—	17,757	—	—	17,757
Other comprehensive loss	—	—	—	—	10,878	10,878
Restricted stock awards	—	922	—	—	—	922
Restricted stock units for directors' deferred compensation plan	—	15	—	—	—	15
Distribution of 5,942 shares of treasury stock grants for employee restricted stock awards	—	(171)	—	171	—	—
Cash dividends declared ($0.93 per share)	—	—	(4,421)	—	—	(4,421)
Distribution of 7,515 shares of treasury stock for directors' compensation	—	(217)	—	217	—	—
Repurchase of 1,922 shares of common stock	—	—	—	(92)	—	(92)
Sale of 7,744 shares of treasury stock (a)	—	130	—	224	—	354
Forfeiture of 115 shares of restricted stock awards	—	5	—	(5)	—	—
Balances at September 30, 2024	$53	$48,457	$243,266	$(15,987)	$(55,135)	$220,654

Balances at January 1, 2025	$53	$48,783	$247,705	$(16,167)	$(65,065)	$215,309
Net income	—	—	7,363	—	—	7,363
Other comprehensive income	—	—	—	—	25,989	25,989
Restricted stock awards	—	980	—	—	—	980
Restricted stock units for directors' deferred compensation plan	—	17	—	—	—	17
Distribution of 27,830 shares of treasury stock grants for employee restricted stock awards	—	(810)	—	810	—	—
Cash dividends declared ($0.98 per share)	—	—	(4,695)	—	—	(4,695)
Distribution of 7,625 shares of treasury stock for directors' compensation	—	(222)	—	222	—	—
Repurchase of 2,117 shares of common stock	—	—	—	(101)	—	(101)
Sale of 9,351 shares of treasury stock (a)	—	189	—	273	—	462
Forfeiture of 2,130 shares of restricted stock awards	—	90	—	(106)	—	(16)
Balances at September 30, 2025	$53	$49,027	$250,373	$(15,069)	$(39,076)	$245,308

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2025	2024
Net income	$7,363	$17,757
Adjustments to reconcile net income to net cash provided by operating activities:
(Increases in) amortization of right-of-use assets	503	11
Provision (credit) for credit losses	3,301	(597)
Gain on disposal of fixed assets, net	(638)	(40)
Depreciation and amortization of fixed assets	1,402	1,359
Amortization of premiums on securities, net	1,276	1,789
(Gains) on sales of loans held for sale, net	(169)	(162)
Proceeds from sales of loans held for sale	9,281	3,957
Loans originated and held for sale	(12,187)	(3,795)
Losses on sale of other real estate owned, net	8	22
Fair value adjustment on other real estate owned	—	13
Change in fair value of equity investments, net	(197)	(233)
Losses on securities transactions, net	17,498	—
Proceeds from sales of equity investments	88	134
Purchase of equity investments	(272)	(99)
Amortization of deferred costs on subordinated debt	30	—
Decrease (increase) in other assets and accrued interest receivable	2,673	(952)
(Decrease) increase in accrued interest payable	(1,504)	3,429
Expense related to restricted stock units for directors' deferred compensation plan	17	15
Expense related to employee restricted stock awards	980	922
Increases in (payments on) operating lease liabilities	(505)	(7)
(Gains) losses on interest rate swaps, net	68	(13)
Increase in other liabilities	174	99
Income from bank owned life insurance	(24)	(29)
Net cash provided by operating activities	29,166	23,580
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	227,305	—
Proceeds from maturities, calls, and principal paydowns on securities available for sale	39,906	42,348
Proceeds from maturities and principal collected on securities held to maturity	128	128
Purchases of FHLBNY and FRBNY stock	(11,589)	(16,848)
Redemption of FHLBNY and FRBNY stock	15,182	18,157
Proceeds from sales of fixed assets	1,323	44
Purchases of premises and equipment	(1,088)	(1,707)
Proceeds from sale of other real estate owned	347	359
Net increase in loans	(131,981)	(57,321)
Net cash provided by (used in) investing activities	139,533	(14,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest-bearing demand, savings, and insured money market deposits	100,710	22,128
Net (decrease) in time deposits	(139,077)	(434)
Net increase (decrease) in FHLBNY advances	(109,110)	18,080
Increases in (payments on) finance leases	(249)	707
Proceeds from subordinated debt issuance	45,000	—
Payment of subordinated debt issuance costs	(1,028)	—
Purchase of treasury stock	(101)	(92)
Sale of treasury stock	462	354
Cash dividends paid	(4,695)	(5,890)
Net cash (used in) provided by financing activities	(108,088)	34,853
Net increase in cash and cash equivalents	60,611	43,593
Cash and cash equivalents, beginning of period	47,035	36,847
Cash and cash equivalents, end of period	$107,646	$80,440
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2025	2024
Cash paid for:
Interest	$36,807	$37,300
Income taxes	3,823	4,659

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	—	552
Transfer of fixed assets to held for sale	—	671
Right-of-use assets obtained through finance lease liabilities	—	935
Right-of-use assets obtained through operating lease liabilities	80	570
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

Accounting Standards Adopted in 2025
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, enhancing disclosure requirements for reportable segments, focusing on significant segment expenses, the identification of a segment's chief operating decision maker, and the metrics used by the chief operating decision maker in evaluating segment-level operating performance. The ASU was adopted for the annual period ended December 31, 2024 and adopted for interim periods beginning with the interim period ended March 31, 2025. Disclosure information relating to ASU 2023-07 can primarily be found in Note 13 - Segment Reporting to this Form 10-Q.

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

NOTE 2        EARNINGS PER COMMON SHARE

Basic earnings per share is calculated using the two-class method, which is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, excluding participating securities. All outstanding unvested share-based payment awards, including those related to directors' and employee stock awards, contain rights to non-forfeitable dividends and are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. There were no dilutive securities issuable or outstanding for the three and nine month periods ended September 30, 2025 and 2024, respectively.

The calculation of basic earnings per share for the three and nine month periods ended September 30, 2025 and 2024 is shown below (in thousands, except share and per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$7,792	$5,720	$7,363	$17,757
(Less) allocation of earnings & dividends to participating securities	(115)	(75)	(102)	(233)
Net income available to common shareholders	$7,677	$5,645	$7,261	$17,524

Weighted average common shares outstanding	4,810,682	4,772,889	4,802,228	4,768,640
(Less) participating securities	(70,590)	(62,709)	(66,363)	(62,342)
Weighted average number of shares outstanding used in the calculation of basic earnings per share	4,740,092	4,710,180	4,735,865	4,706,298
Basic earnings per common share	$1.62	$1.19	$1.53	$3.72

NOTE 3        SECURITIES

The following tables present the amortized cost and estimated fair value of securities available for sale as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Mortgage-backed securities, residential	$300,880	$71	$48,153	$—	$252,798
Obligations of states and political subdivisions	10,656	—	354	—	10,302
Corporate bonds and notes	19,750	—	2,336	—	17,414
Total	$331,286	$71	$50,843	$—	$280,514

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. Treasury notes and bonds	$59,880	$—	$2,974	$—	$56,906
Mortgage-backed securities, residential	441,191	14	75,271	—	365,934
Obligations of states and political subdivisions	37,059	—	1,554	—	35,505
Corporate bonds and notes	25,750	—	3,734	—	22,016
SBA loan pools	53,391	35	2,345	—	51,081
Total	$617,271	$49	$85,878	$—	$531,442

The following tables present the amortized cost and estimated fair value of securities held to maturity as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$680	$—	$—	$—	$680

	December 31, 2024
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$808	$—	$—	$—	$808

There were no proceeds from sales and calls of securities resulting in gains or losses for the three month period ended September 30, 2025. However during the second quarter of 2025, the Corporation sold available for sale securities with a book value of $244.8 million, resulting in a realized pre-tax loss of $17.5 million. Proceeds from and the gross realized gains and losses on sales and calls of securities available for sale for the nine month period ended September 30, 2025 are presented below (in thousands). There were no proceeds from sales and calls of securities for the three and nine month periods ended September 30, 2024.

For the Nine Months Ended September 30, 2025
Proceeds from sales	$227,305
Gross realized gains	$14
Gross realized (losses)	$(17,512)
Tax expense (benefit)	$(4,261)

The amortized cost and estimated fair value of debt securities are shown below by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2025
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$620	$620	$200	$200
After one, but within five years	5,041	4,620	—	—
After five, but within ten years	24,479	22,227	480	480
After ten years	266	249	—	—
	30,406	27,716	680	680
Mortgage-backed securities, residential	300,880	252,798	—	—
Total	$331,286	$280,514	$680	$680

Securities pledged as of September 30, 2025 and December 31, 2024 had a carrying value of $212.8 million and $181.5 million respectively, and were pledged to secure public deposits.

The following tables summarize the investment securities available for sale with unrealized losses as of September 30, 2025 and December 31, 2024 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$—	$—	$247,760	$48,153	$247,760	$48,153
Obligations of states and political subdivisions	—	—	9,742	354	9,742	354
Corporate bonds and notes	—	—	17,414	2,336	17,414	2,336
Total	$—	$—	$274,916	$50,843	$274,916	$50,843

	Less than 12 months		12 months or longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$—	$—	$56,906	$2,974	$56,906	$2,974
Mortgage-backed securities, residential	5,006	111	359,722	75,160	364,728	75,271
Obligations of states and political subdivisions	107	3	35,398	1,551	35,505	1,554
Corporate bonds and notes	1,921	79	20,095	3,655	22,016	3,734
SBA loan pools	564	1	46,018	2,344	46,582	2,345
Total	$7,598	$194	$518,139	$85,684	$525,737	$85,878

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility in earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether potential credit losses exist. The following is a discussion of the credit quality characteristics of portfolio segments carrying material unrealized losses as of September 30, 2025.

Obligations of U.S. Governmental agencies and sponsored enterprises:
As of September 30, 2025, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Unrealized losses attributable to mortgage-backed securities were 94.7% of total unrealized losses on available for sale securities. Declines in fair value were attributable to changes in interest rates, not credit quality. The Corporation does not have the intent, and is not likely to be required, to sell these securities prior to anticipated recovery. Due to affiliations with U.S. governmental agencies and or enterprises, the Corporation considers these obligations to carry zero loss estimates, and has not recorded an allowance for credit losses as of September 30, 2025.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Unrealized losses attributable to corporate bonds and notes were 4.6% of total unrealized losses on available for sale securities. Management considers the credit quality of these investments on an individual basis. Management reviewed the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The decreases in fair value were attributable to changes in interest rates. Therefore, the Corporation considers the potential credit risk of these issuers to be immaterial, and has not recorded an allowance for credit losses as of September 30, 2025.

Equity Investments
The Corporation holds a non-qualified deferred compensation plan to allow a select group of management and employees the opportunity to defer all or a portion of their annual compensation, and treats assets held under this plan as equity investments. As of September 30, 2025 and December 31, 2024, the fair value of investments held in relation to the deferred compensation plan was $3.0 million and $2.6 million, respectively. The Corporation also held $0.6 million of marketable securities as equity investments as of both September 30, 2025 and December 31, 2024.

NOTE 4        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Commercial and industrial	$309,221	$299,521
Commercial mortgages:
Construction	109,607	94,943
Owner occupied commercial real estate	169,914	142,279
Non-owner occupied commercial real estate	1,082,519	979,782
Residential mortgages	277,729	274,979
Consumer loans:
Home equity lines and loans	103,072	93,220
Indirect consumer loans	143,154	178,118
Direct consumer loans	7,140	8,577
Total loans, net of deferred loan fees and costs	2,202,356	2,071,419
Allowance for credit losses	(23,645)	(21,388)
Loans, net	$2,178,711	$2,050,031
The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit, and commitments to originate new loans generally follow the loan classifications in the table above.
Accrued interest receivable on loans totaled $8.6 million as of September 30, 2025 and $8.0 million as of December 31, 2024. Accrued interest receivable on loans is included in the accrued interest receivable and other assets line item on the Corporation's Consolidated Balance Sheets, and is excluded from the amortized cost basis of loans and estimate of the allowance for credit losses, as presented in this Note.
Owner occupied commercial real estate and non-owner occupied commercial real estate were previously presented as a combined loan category, commercial mortgages, other. Prior period information included in this Note has been disaggregated to reflect these standalone categories. The previously presented commercial mortgages, other loan category totaled $1.25 billion and $1.12 billion as of September 30, 2025 and December 31, 2024, respectively.
During the nine month period ended September 30, 2025, the Corporation transferred commercial credit card balances from loans held for investment to loans held for sale, following management's decision to pursue a sale of its commercial credit card receivables. These balances were previously included in the commercial and industrial loan category, as presented in the table above, and are included in the loans held for sale line item on the Corporation's Consolidated Balance Sheets. As of September 30, 2025 loans held for sale included $2.3 million in commercial credit card balances and $0.8 million in residential mortgages. Loans held for sale are excluded from the amortized cost basis of loans, as presented in this Note.
The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, July 1, 2025	$4,524	$12,714	$2,597	$2,830	$22,665
Charge-offs	—	—	—	(288)	(288)
Recoveries	1	1	5	195	202
Net recoveries (charge-offs)	1	1	5	(93)	(86)
Provision (1)	52	1,023	31	(40)	1,066
Ending balance, September 30, 2025	$4,577	$13,738	$2,633	$2,697	$23,645

(1)Additional provision related to off-balance sheet exposure was a $2 thousand credit for the three months ended September 30, 2025.

	Three Months Ended September 30, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, July 1, 2024	$4,894	$10,530	$2,106	$3,501	$21,031
Charge-offs	(18)	—	(1)	(286)	(305)
Recoveries	68	1	8	150	227
Net recoveries (charge-offs)	50	1	7	(136)	(78)
Provision (1)	(48)	231	105	200	488
Ending balance, September 30, 2024	$4,896	$10,762	$2,218	$3,565	$21,441

(1)Additional provision related to off-balance sheet exposure was $76 thousand for the three months ended September 30, 2024.

	Nine Months Ended September 30, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2025	$4,520	$11,214	$2,259	$3,395	$21,388
Charge-offs	(777)	—	—	(1,030)	(1,807)
Recoveries	9	3	16	439	467
Net recoveries (charge-offs)	(768)	3	16	(591)	(1,340)
Provision (credit) (1)	825	2,521	358	(107)	3,597
Ending balance, September 30, 2025	$4,577	$13,738	$2,633	$2,697	$23,645

(1)Additional provision related to off-balance sheet exposure was a $296 thousand credit for the nine months ended September 30, 2025.

	Nine Months Ended September 30, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2024	$5,055	$12,026	$2,194	$3,242	$22,517
Charge-offs	(18)	—	(21)	(1,083)	(1,122)
Recoveries	118	3	57	378	556
Net recoveries (charge-offs)	100	3	36	(705)	(566)
Provision (1)	(259)	(1,267)	(12)	1,028	(510)
Ending balance, September 30, 2024	$4,896	$10,762	$2,218	$3,565	$21,441

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

The following table presents the activity in the allowance for credit losses on unfunded commitments for the three and nine month periods ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Allowance for credit losses on unfunded commitments	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning balance	$548	$756	$842	$919
Provision for credit losses on unfunded commitments	(2)	76	(296)	(87)
Ending balance	$546	$832	$546	$832

The following table presents the provision for credit losses on loans and unfunded commitments for the three and nine month periods ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Provision for credit losses	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Provision for credit losses on loans	$1,066	$488	$3,597	$(510)
Provision for credit losses on unfunded commitments	(2)	76	(296)	(87)
Total provision for credit losses	$1,064	$564	$3,301	$(597)

The following tables present the balance in the allowance for credit losses by portfolio segment, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$616	$164	$—	$—	$780
Collectively analyzed	3,961	13,574	2,633	2,697	22,865
Total ending allowance balance	$4,577	$13,738	$2,633	$2,697	$23,645

	December 31, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Totals
Ending allowance balance attributable to loans:
Individually analyzed	$1,446	$106	$—	$—	$1,552
Collectively analyzed	3,074	11,108	2,259	3,395	19,836
Total ending allowance balance	$4,520	$11,214	$2,259	$3,395	$21,388

The following tables present the amortized cost basis of loans by portfolio segment, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
Amortized cost basis of loans:	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$668	$3,116	$—	$342	$4,126
Collectively analyzed	308,553	1,358,924	277,729	253,024	2,198,230
Total ending loans balance	$309,221	$1,362,040	$277,729	$253,366	$2,202,356

	December 31, 2024
Amortized cost basis of loans:	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$1,512	$4,959	$—	$—	$6,471
Collectively analyzed	298,009	1,212,045	274,979	279,915	2,064,948
Total ending loans balance	$299,521	$1,217,004	$274,979	$279,915	$2,071,419

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

The following tables summarize the amortized cost basis of loans modified during the three and nine month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Non-owner occupied commercial real estate	$—	$—	$—	$3,431	$—	$3,431	0.32%
Total	$—	$—	$—	$3,431	$—	$3,431

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

There were no loan modifications to borrowers experiencing financial difficulty during three month period ended September 30, 2024.

	Nine Months Ended September 30, 2025
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Non-owner occupied commercial real estate	$—	$—	$—	$3,431	$—	$3,431	0.32%
Total	$—	$—	$—	$3,431	$—	$3,431

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	Nine Months Ended September 30, 2024
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Residential mortgages	$—	$—	$—	$440	$—	$440	0.16%
Total	$—	$—	$—	$440	$—	$440

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during three and nine month periods ended September 30, 2025 and the nine month period ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2025
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Non-owner occupied commercial real estate	$—	—%	0	6

	Nine Months Ended September 30, 2025
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Non-owner occupied commercial real estate	$—	—%	0	6

	Nine Months Ended September 30, 2024
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Residential mortgages	$—	—%	0	6

There were no loans that experienced a payment default within twelve months of modification during the three and nine month periods ended September 30, 2025. There were no loans that experienced a payment default within twelve months of modification during the three month period ended September 30, 2024. During the nine month period ended September 30, 2024, the Corporation had one loan, a commercial and industrial loan which was given a six month term extension during the three month period ended September 30, 2023, which experienced a payment default within twelve months of modification. The remaining balance on this loan was charged-off during the nine month period ended September 30, 2025, totaling $0.7 million.

The Corporation had no outstanding commitments to lend additional amounts to borrowers for which modifications subject to ASU 2022-02 were made during the three and nine month periods ended September 30, 2025 and 2024.

The Corporation monitors the performance of loans that have previously been modified under the guidance of ASU 2022-02 in order to gauge the effectiveness of modifications, and to determine the degree to which borrowers continue to demonstrate financial weakness following modification. The following tables present the performance of such loans that were modified in the twelve month periods preceding September 30, 2025 and September 30, 2024 (in thousands):

	Twelve Months Ended September 30, 2025
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$334	$334
Commercial mortgages:
Owner occupied commercial real estate	—	—	—	370	370
Non-owner occupied commercial real estate	—	—	—	3,431	3,431
Total	$—	$—	$—	$4,135	$4,135

	Twelve Months Ended September 30, 2024
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$121	$121
Residential mortgages	—	—	440	—	440
Total	$—	$—	$440	$121	$561

Collateral-Dependent Individually Analyzed Loans
As of September 30, 2025, the amortized cost basis of individually analyzed loans totaled $4.1 million, of which $3.5 million were considered collateral-dependent, and as of December 31, 2024, the amortized cost basis of individually analyzed loans totaled $6.5 million, of which $5.1 million were considered collateral-dependent. For collateral-dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.
Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage. The Corporation closely monitors trends in real estate values throughout its market area to determine whether collateral values, after appropriate discounting, are likely to be sufficient to extinguish existing borrower indebtedness.
The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral-dependent as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost Basis	Related Allowance	Amortized Cost Basis	Related Allowance
Commercial and industrial (3)	$64	$12	$130	$65
Commercial mortgages:
Owner occupied commercial real estate (1)	658	7	1,377	15
Non-owner occupied commercial real estate (1) (2)	2,458	157	3,582	91
Consumer loans:
Home equity lines and loans (2)	342	—	—	—
Total	$3,522	$176	$5,089	$171

(1) Secured by commercial real estate.
(2) Secured by residential real estate.
(3) Secured by business assets.

The following table presents the amortized cost basis of nonaccrual loans without an associated allocation in the allowance for credit losses, total nonaccrual loans, and loans past due greater than 90 days and still accruing, by class of loan as of September 30, 2025 and December 31, 2024 (in thousands):

	Nonaccrual with No Allowance for Credit Losses		Nonaccrual		Loans Past Due 90 Days or More and Still Accruing
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Commercial and industrial	$154	$76	$763	$1,534	$21	$23
Commercial mortgages:
Construction	—	—	—	—	—	—
Owner occupied commercial real estate	652	1,362	658	1,377	—	—
Non-owner occupied commercial real estate	157	2,619	2,458	3,582	—	—
Residential mortgages	1,905	1,372	1,905	1,372	—	—
Consumer loans:
Home equity lines and loans	1,009	613	1,009	613	—	—
Indirect consumer loans	862	474	862	474	—	—
Direct consumer loans	107	2	107	2	—	—
Total	$4,846	$6,518	$7,762	$8,954	$21	$23

There was an immaterial amount of interest income recognized on nonaccrual loans for the three and nine month periods ended September 30, 2025 and 2024. Payments received on nonaccrual loans are generally applied to principal using the cost recovery method.

The following tables present the aging of the amortized cost basis of loans as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$884	$52	$64	$1,000	$308,221	$309,221
Commercial mortgages:
Construction	—	—	—	—	109,607	109,607
Owner occupied commercial real estate	—	—	97	97	169,817	169,914
Non-owner occupied commercial real estate	376	25	2,301	2,702	1,079,817	1,082,519
Residential mortgages	1,532	786	997	3,315	274,414	277,729
Consumer loans:
Home equity lines and loans	424	15	272	711	102,361	103,072
Indirect consumer loans	2,119	696	460	3,275	139,879	143,154
Direct consumer loans	16	9	4	29	7,111	7,140
Total	$5,351	$1,583	$4,195	$11,129	$2,191,227	$2,202,356

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$140	$201	$702	$1,043	$298,478	$299,521
Commercial mortgages:
Construction	—	—	—	—	94,943	94,943
Owner occupied commercial real estate	82	—	96	178	142,101	142,279
Non-owner occupied commercial real estate	950	—	3,162	4,112	975,670	979,782
Residential mortgages	1,529	662	696	2,887	272,092	274,979
Consumer loans:
Home equity lines and loans	231	—	364	595	92,625	93,220
Indirect consumer loans	2,101	719	235	3,055	175,063	178,118
Direct consumer loans	14	6	1	21	8,556	8,577
Total	$5,047	$1,588	$5,256	$11,891	$2,059,528	$2,071,419

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

Based on the analyses performed as of September 30, 2025, the amortized cost basis of loans by class, risk category, and vintage, as well as gross charge-offs by class and vintage for the nine month period ended September 30, 2025, were as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
Commercial & industrial
Pass	$34,611	$36,244	$26,023	$27,535	$13,728	$18,060	$122,589	$2,527	$281,317
Special mention	609	275	707	2,426	532	7,644	8,189	3,641	24,023
Substandard	—	334	13	—	44	—	2,721	80	3,192
Doubtful	—	20	—	—	—	584	—	85	689
Total	35,220	36,873	26,743	29,961	14,304	26,288	133,499	6,333	309,221
Gross charge-offs	—	—	—	—	772	—	5	—	777
Construction
Pass	17,456	28,578	37,355	14,024	8,882	1,378	1,934	—	109,607
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	17,456	28,578	37,355	14,024	8,882	1,378	1,934	—	109,607
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner occupied commercial real estate
Pass	33,651	23,473	17,796	23,613	13,613	35,043	734	43	147,966
Special mention	1,211	—	4,716	2,269	6,584	3,633	2,000	—	20,413
Substandard	—	—	96	489	—	944	—	—	1,529
Doubtful	—	—	—	—	—	6	—	—	6
Total	34,862	23,473	22,608	26,371	20,197	39,626	2,734	43	169,914
Gross charge-offs	—	—	—	—	—	—	—	—	—
Non-owner occupied commercial real estate
Pass	125,997	103,508	114,535	247,529	138,179	308,293	9,080	737	1,047,858
Special mention	2,045	—	3,555	15,764	7,483	2,901	—	—	31,748
Substandard	—	—	2,170	132	—	611	—	—	2,913
Doubtful	—	—	—	—	—	—	—	—	—
Total	128,042	103,508	120,260	263,425	145,662	311,805	9,080	737	1,082,519
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential mortgages
Not rated	22,492	24,123	19,138	51,885	51,043	106,594	—	—	275,275
Special mention	—	—	—	—	426	—	—	—	426
Substandard	—	—	—	220	311	1,497	—	—	2,028
Total	22,492	24,123	19,138	52,105	51,780	108,091	—	—	277,729
Gross charge-offs	—	—	—	—	—	—	—	—	—
Home equity lines and loans
Not rated	5,721	12,474	9,147	11,567	4,315	10,784	46,556	1,386	101,950
Special mention	—	—	—	113	—	—	—	—	113
Substandard	—	—	23	213	—	191	116	466	1,009
Total	5,721	12,474	9,170	11,893	4,315	10,975	46,672	1,852	103,072
Gross charge-offs	—	—	—	—	—	—	—	—	—
Indirect consumer
Not rated	18,712	29,171	38,024	45,731	7,628	2,925	—	—	142,191
Substandard	—	304	311	287	37	24	—	—	963
Total	18,712	29,475	38,335	46,018	7,665	2,949	—	—	143,154
Gross charge-offs	1	157	424	231	107	43	—	—	963
Direct consumer
Not rated	1,337	1,565	896	694	87	180	2,353	14	7,126
Substandard	3	—	—	—	—	—	10	1	14
Total	1,340	1,565	896	694	87	180	2,363	15	7,140
Gross charge-offs	—	20	23	9	3	—	12	—	67

Total loans	$263,845	$260,069	$274,505	$444,491	$252,892	$501,292	$196,282	$8,980	$2,202,356

Total gross charge-offs	$1	$177	$447	$240	$882	$43	$17	$—	$1,807

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement as of September 30, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$252,798	$—	$252,798	$—
Obligations of states and political subdivisions	10,302	—	10,302	—
Corporate bonds and notes	17,414	—	11,345	6,069
Total available for sale securities	$280,514	$—	$274,445	$6,069

Equity investments, at fair value	$3,139	$3,139	$—	$—
Derivative assets	$17,966	$—	$17,966	$—

Financial Liabilities:
Derivative liabilities	$18,056	$—	$18,056	$—

		Fair Value Measurement as of December 31, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury notes and bonds	$56,906	$56,906	$—	$—
Mortgage-backed securities, residential	365,934	—	365,934	—
Obligations of states and political subdivisions	35,505	—	35,505	—
Corporate bonds and notes	22,016	—	9,884	12,132
SBA loan pools	51,081	—	51,081	—
Total available for sale securities	$531,442	$56,906	$462,404	$12,132

Equity investments, at fair value	$2,759	$2,759	$—	$—
Derivative assets	$23,829	$—	$23,829	$—

Financial Liabilities:
Derivative liabilities	$23,851	$—	$23,851	$—

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
There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2025 and 2024.
There were no transfers between Level 2 and Level 3 during the three month periods ended September 30, 2025 and 2024. During the nine month period ended September 30, 2025, the Corporation transferred its investment in seven corporate subordinated debt issuances into Level 3 from Level 2 due to the lack of available observable market data for the issuances or issuances of similar size and structure. Each of these transfers occurred during the three month period ended March 31, 2025. During the nine month period ended September 30, 2025, the Corporation transferred its investment in 13 corporate subordinated debt issuances out of Level 3 and into Level 2, including each of the seven issuances which were transferred into Level 3 during the first nine months of 2025. Each of these transfers out of Level 3 occurred during the second quarter of 2025. The transfers out of Level 3 were primarily due to improved availability of observable market data for the issuances or issuances of similar size and structure. The improved availability of observable inputs was partially attributable to increased issuance activity for subordinated debt of similar entities and an improvement in general market liquidity. There was one corporate subordinated debt issuance previously classified using Level 3 inputs which was redeemed by the issuer prior to its initial call date due to merger-related regulatory requirements during the nine month period ended September 30, 2025, totaling $1.0 million. During the nine month period ended September 30, 2024, the Corporation transferred its investment in one corporate subordinated debt issuance out of Level 3 and into Level 2, due to availability of market data for the specific issuer.
The following tables present a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2025 and 2024, and qualitative information regarding Level 3 significant unobservable inputs as of September 30, 2025 and December 31, 2024 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Level 3 Financial Assets - Corporate bonds and notes	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance of recurring Level 3 assets as of beginning of period	$5,880	$6,175	$12,132	$7,530
Total gains or losses for the period:
Included in other comprehensive income	189	36	1,338	430
Repayments, calls, and maturities	—	—	(1,000)	—
Transfers into Level 3	—	—	9,629	—
Transfers out of Level 3	—	—	(16,030)	(1,749)
Balance of recurring Level 3 assets as of end of period	$6,069	$6,211	$6,069	$6,211

September 30, 2025	Fair Value	Valuation Technique	Unobservable Input	Range [Weighted Average] as of September 30, 2025
Corporate bonds and notes	$6,069	Discounted cash flow	Market discount rate	10.75% -10.75% [10.75%]

December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	Range [Weighted Average] as of December 31, 2024
Corporate bonds and notes	$12,132	Discounted cash flow	Market discount rate	7.25% - 12.00% [10.82%]

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024 are summarized below (in thousands):

		Fair Value Measurement as of September 30, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial mortgages:
Non-owner occupied commercial real estate	$2,146	$—	$—	$2,146
Total collateral-dependent loans	$2,146	$—	$—	$2,146
Other real estate owned:
Consumer loans:
Home equity lines and loans	$56	$—	$—	$56
Total other real estate owned, net	$56	$—	$—	$56

		Fair Value Measurement as of December 31, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial and industrial	$11	$—	$—	$11
Commercial mortgages:
Non-owner occupied commercial real estate	873	—	—	873
Total collateral-dependent loans	$884	$—	$—	$884
Other real estate owned:
Residential mortgages	$126	$—	$—	$126
Consumer loans:
Home equity lines and loans	285	—	—	285
Total other real estate owned, net	$411	$—	$—	$411

The fair value of other real estate owned is presented net of a $32 thousand valuation allowance as of December 31, 2024.

The following tables present quantitative information regarding Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

Description	Fair Value as of September 30, 2025	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of September 30, 2025
Collateral-dependent loans:
Commercial mortgages:
Non-owner occupied commercial real estate	$2,146	Income approach	Adjustment to appraised value	—% - 19.57% [17.61%]
Total collateral-dependent loans	$2,146

Other real estate owned:
Consumer loans:
Home equity lines and loans	$56	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$56

Description	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of December 31, 2024
Collateral-dependent loans:
Commercial and industrial	$11	Net present value	Discount rate	41.29% - 41.29% [41.29%]
Commercial mortgages:
Non-owner occupied commercial real estate	873	Income approach	Adjustment to appraised value	16.86% - 16.86% [16.86%]
Total collateral-dependent loans	$884

Other real estate owned:
Residential mortgages	$126	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	285	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$411

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments, as of September 30, 2025 and December 31, 2024, are as follows (in thousands):

	September 30, 2025
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$32,445	$32,445	$—	$—	$32,445
Interest-earning deposits in other financial institutions	75,201	75,201	—	—	75,201
Equity investments	3,616	3,616	—	—	3,616
Securities available for sale	280,514	—	274,445	6,069	280,514
Securities held to maturity	680	—	—	680	680
FHLBNY and FRBNY stock	5,524	—	—	—	N/A
Loans, net and loans held for sale	2,205,431	—	—	2,134,472	2,134,472
Derivative assets	17,966	—	17,966	—	17,966
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,873,681	$1,873,681	$—	$—	$1,873,681
Time deposits	484,835	—	485,423	—	485,423
Subordinated debt, net of deferred issuance costs	44,002	—	46,286	—	46,286
Derivative liabilities	18,056	—	18,056	—	18,056

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

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of September 30, 2025, the weighted average remaining lease term was 6.17 years with a weighted average discount rate of 3.53%. Rent expense was $0.2 million for the three months ended September 30, 2025. Rent expense was $0.7 million for the nine months ended September 30, 2025. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties as of September 30, 2025 and December 31, 2024 classified as operating leases consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$5,446	$5,648
Less: accumulated amortization	(583)	(772)
Less: lease termination	—	—
Add: lease modifications	80	570
Operating lease right-of-use-assets, net	$4,943	$5,446

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of September 30, 2025 (in thousands):

Year	Amount
2025	$240
2026	965
2027	977
2028	845
2029	827
2030 and thereafter	1,860
Total minimum lease payments	5,714
Less: amount representing interest	(590)
Present value of net minimum lease payments	$5,124

As of September 30, 2025, the Corporation had no operating leases that were signed but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2044. As of September 30, 2025, the weighted average remaining lease term of finance leases was 10.88 years with a weighted average discount rate of 4.06%. The Corporation has included these leases in premises and equipment as of September 30, 2025 and December 31, 2024 as follows (in thousands):

	September 30, 2025	December 31, 2024
Buildings	$6,507	$6,507
Less: accumulated depreciation	(3,520)	(3,236)
Net book value	$2,987	$3,271

The following is a schedule by year of future minimum lease payments under finance leases, together with the present value of net minimum lease payments as of September 30, 2025 (in thousands):

Year	Amount
2025	$123
2026	502
2027	505
2028	505
2029	511
2030 and thereafter	2,436
Total minimum lease payments	4,582
Less: amount representing interest	(1,052)
Present value of net minimum lease payments	$3,530

As of September 30, 2025, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions
The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $9 thousand per month. Rent and CAM related expenses paid to this Board member totaled $28 thousand for each of the three month periods ended September 30, 2025 and 2024, respectively. Rent and CAM related expenses paid to this Board member totaled $83 thousand and $82 thousand for the nine month periods ended September 30, 2025 and 2024, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the nine month periods ended September 30, 2025 and 2024 were as follows (in thousands):

	2025	2024
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance September 30,	$21,824	$21,824

The Corporation had no aggregate amortization expense for the three and nine month periods ended September 30, 2025 and 2024.

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$12,070	$53,413	$12,025	$67,501
Unused lines of credit	$5,957	$409,187	$4,484	$355,872
Standby letters of credit	$—	$19,806	$—	$19,180
Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of September 30, 2025, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 5.63% to 7.25% and maturities ranging from five years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of September 30, 2025, the fixed rate commercial draw commitments have interest rates ranging from 4.49% to 7.88%.
Because many commitments and almost all standby letters of credit expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Loan commitments and unused lines of credit have off-balance sheet credit risk because only origination fees are recognized on the Corporation's Consolidated Balance Sheets until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. These commitments also have off-balance sheet interest rate risk in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled.
The Corporation maintains an allowance for credit losses on unfunded commitments in accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The allowance represents expected future credit losses on financial instruments with off-balance sheet credit risk which are not unconditionally cancellable by the Corporation. As of September 30, 2025 and December 31, 2024, the allowance for credit losses on unfunded commitments was $0.5 million and $0.8 million, respectively.
In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. At September 30, 2025, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity.

NOTE 9        BORROWED FUNDS

The following tables summarize the Corporation's borrowed funds outstanding as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Balance	Maturity	Rate
Subordinated notes, net	$44,002	June, 15, 2035	7.75%

	December 31, 2024
	Balance	Maturity	Rate
FHLBNY overnight advances	$109,110	January 2, 2025	4.69%
On June 10, 2025, the Corporation issued $45.0 million of 7.75% fixed-to-floating rate subordinated notes due June 15, 2035 in a private offering (the "Notes"). The Notes bear interest at a fixed rate of 7.75% per year, payable semi-annually, for the first five years. From June 15, 2030 to the June 15, 2035 maturity date, the interest rate will adjust to a floating rate equal to a benchmark rate which is expected to be the then-current three-month term SOFR plus 415 basis points, payable quarterly. If the then three-month term SOFR is below zero, the three-month term SOFR for the note will be deemed zero. The Notes constitute unsecured and subordinated obligations of the Corporation and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Subject to limited exceptions, the Corporation cannot redeem the Notes before the fifth anniversary of the issuance date. Proceeds, net of debt issuance costs of $1.0 million, were $44.0 million. The Corporation intends to use the net proceeds from the issuance and sale of the Notes for general corporate purposes and to support regulatory capital ratios for growth initiatives. The Notes qualify at the holding company level as Tier 2 capital under the capital guidelines of the Federal Reserve Board, when applicable.
Collateral at the FHLBNY consisted of $245.9 million and $244.6 million of residential mortgage loans and home equity loans under a blanket lien arrangement as of September 30, 2025 and December 31, 2024, respectively. Based on this available collateral, the Corporation was eligible to borrow up to a total of $169.7 million as of September 30, 2025 at the FHLBNY, all of which was available.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2025	$(40,991)	$(1,714)	$(42,705)
Other comprehensive income before reclassification	3,623	—	3,623
Amounts reclassified from accumulated other comprehensive income	—	6	6
Net current period other comprehensive income	3,623	6	3,629
Balance at September 30, 2025	$(37,368)	$(1,708)	$(39,076)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2024	$(66,708)	$(3,203)	$(69,911)
Other comprehensive income before reclassification	14,771	—	14,771
Amounts reclassified from accumulated other comprehensive income	—	5	5
Net current period other comprehensive income	14,771	5	14,776
Balance at September 30, 2024	$(51,937)	$(3,198)	$(55,135)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2025	$(63,339)	$(1,726)	$(65,065)
Other comprehensive income before reclassification	12,734	—	12,734
Amounts reclassified from accumulated other comprehensive income	13,237	18	13,255
Net current period other comprehensive income	25,971	18	25,989
Balance at September 30, 2025	$(37,368)	$(1,708)	$(39,076)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2024	$(62,800)	$(3,213)	$(66,013)
Other comprehensive income before reclassification	10,863	—	10,863
Amounts reclassified from accumulated other comprehensive income	—	15	15
Net current period other comprehensive income	10,863	15	10,878
Balance at September 30, 2024	$(51,937)	$(3,198)	$(55,135)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2025	2024
Amortization of defined pension plan and other benefit plan items:
Actuarial losses (a)	$8	$7	Other components of net periodic pension and postretirement benefits
Tax effect	(2)	(2)	Income tax expense (benefit)
Net of tax	6	5
Total reclassification for the period, net of tax	$6	$5

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

Details about Accumulated Other Comprehensive Income (Loss) Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2025	2024
Unrealized gains and losses on securities available for sale:
Net realized losses on securities available for sale	$17,498	$—	Net (losses) on securities transactions
Tax effect	(4,261)	—	Income tax expense (benefit)
Net of tax	13,237	—
Amortization of defined pension plan and other benefit plan items:
Actuarial losses (a)	24	20	Other components of net periodic pension and postretirement benefits
Tax effect	(6)	(5)	Income tax expense (benefit)
Net of tax	18	15
Total reclassification for the period, net of tax	$13,255	$15

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

NOTE 11    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and nine month periods ended September 30, 2025 and 2024 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2025
Revenue by Operating Segment: Non-interest income	Core Banking (b)	WMG	Holding Company and CFS	Total
Service charges on deposit accounts
Overdraft fees	$699	$—	$—	$699
Other	395	—	—	395
Interchange revenue from debit card transactions	1,073	—	—	1,073
WMG fee income	—	2,967	—	2,967
CFS fee and commission income	—	—	300	300
Net gains on sales of loans(a)	78	—	—	78
Loan servicing fees(a)	39	—	—	39
Changes in fair value of equity investments(a)	126	—	10	136
Income from bank-owned life insurance(a)	8	—	—	8
Other(a)	393	—	—	393
Total non-interest income	$2,811	$2,967	$310	$6,088

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Three Months Ended September 30, 2024
Revenue by Operating Segment: Non-interest income	Core Banking (b)	WMG	Holding Company and CFS	Total
Service charges on deposit accounts
Overdraft fees	$768	$—	$—	$768
Other	248	—	—	248
Interchange revenue from debit card transactions	1,123	—	—	1,123
WMG fee income	—	2,991	—	2,991
CFS fee and commission income	—	—	306	306
Net gains (losses) on sales of OREO	(19)	—	—	(19)
Net gains on sales of loans(a)	91	—	—	91
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	119	—	(1)	118
Income from bank-owned life insurance(a)	10	—	—	10
Other(a)	247	—	—	247
Total non-interest income	$2,623	$2,991	$305	$5,919

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2025
Revenue by Operating Segment:	Core Banking (b)	WMG	Holding Company and CFS	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,149	$—	$—	$2,149
Other	1,179	—	—	1,179
Interchange revenue from debit card transactions	3,220	—	—	3,220
WMG fee income	—	8,827	—	8,827
CFS fee and commission income	—	—	793	793
Net gains (losses) on sales of OREO	(8)	—	—	(8)
Net gains on sales of loans(a)	169	—	—	169
Loan servicing fees(a)	111	—	—	111
Net (losses) on sales of securities(a)	(17,498)	—	—	(17,498)
Changes in fair value of equity investments(a)	197	—	—	197
Income from bank-owned life insurance(a)	24	—	—	24
Other(a)	2,109	—	—	2,109
Total non-interest income	$(8,348)	$8,827	$793	$1,272

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2024
Revenue by Operating Segment:	Core Banking (b)	WMG	Holding Company and CFS	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,196	$—	$—	$2,196
Other	733	—	—	733
Interchange revenue from debit card transactions	3,327	—	—	3,327
WMG fee income	—	8,554	—	8,554
CFS fee and commission income	—	—	787	787
Net gains on sales of OREO	(22)	—	—	(22)
Net gains on sales of loans(a)	162	—	—	162
Loan servicing fees(a)	108	—	—	108
Change in fair value of equity securities(a)	259	—	(26)	233
Income from bank-owned life insurance(a)	29	—	—	29
Other(a)	1,067	—	—	1,067
Total non-interest income	$7,859	$8,554	$761	$17,174

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

NOTE 12    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	391	383	1,173	1,139
Expected return on plan assets	(524)	(629)	(1,572)	(1,887)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	—	—	—	—
Net periodic pension benefit	$(133)	$(246)	$(399)	$(748)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	11	11	33	33
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	3	3	9	9
Net periodic supplemental pension cost	$14	$14	$42	$42

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	3	3
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	5	4	15	11
Net periodic postretirement, medical and life cost	$6	$5	$18	$14

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

	Three Months Ended September 30, 2025
	Core Banking	WMG	Holding Company and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$33,884	$—	$3	$(3)	$33,884
Interest expense	10,301	—	898	(3)	11,196
Net interest income	23,583	—	(895)	—	22,688
Provision for credit losses	1,064	—	—	—	1,064
Net interest income after provision for credit losses	22,519	—	(895)	—	21,624
Non-interest income	2,813	2,967	311	(3)	6,088
Non-interest expenses:
Compensation expense and benefits	8,174	1,698	238	—	10,110
Net occupancy expense	1,312	59	3	(3)	1,371
Furniture and equipment expense	384	12	3	—	399
Data processing & software expense	2,232	297	5	—	2,534
Other non-interest expenses	3,072	74	85	—	3,231
Total non-interest expense	15,174	2,140	334	(3)	17,645
Income before income tax expense (benefit)	10,158	827	(918)	—	10,067
Income tax expense (benefit)	2,337	190	(252)	—	2,275
Segment net income (loss)	$7,821	$637	$(666)	$—	$7,792
Supplemental Information:
Total assets as of September 30, 2025	$2,663,118	$2,871	$289,937	$(259,292)	$2,696,634
Capital expenditures	$400	$—	$—	$—	$400
Depreciation expense (1)	$447	$14	$—	$—	$461

(1) Included in net occupancy and furniture and equipment expense in the table above.

	Three Months Ended September 30, 2024
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$32,354	$—	$9	$(1)	$32,362
Interest expense	13,975	—	—	(1)	13,974
Net interest income	18,379	—	9	—	18,388
Provision for credit losses	564	—	—	—	564
Net interest income after provision for credit losses	17,815	—	9	—	17,824
Non-interest income	2,625	2,991	305	(2)	5,919
Non-interest expenses:
Compensation expense and benefits	6,973	1,383	212	—	8,568
Net occupancy expense	1,362	60	2	(2)	1,422
Furniture and equipment expense	369	30	3	—	402
Data processing & software expense	2,255	308	4	—	2,567
Other non-interest expenses	3,346	116	89	—	3,551
Total non-interest expense	14,305	1,897	310	(2)	16,510
Income before income tax expense (benefit)	6,135	1,094	4	—	7,233
Income tax expense (benefit)	1,280	223	10	—	1,513
Segment net income (loss)	$4,855	$871	$(6)	$—	$5,720
Supplemental Information:
Total assets as of September 30, 2024	$2,777,492	$3,108	$220,503	$(226,888)	$2,774,215
Capital expenditures	$607	$—	$—	$—	$607
Depreciation expense (1)	$409	$14	$—	$—	$423

(1) Included in net occupancy and furniture and equipment expense in the table above.

	Nine Months Ended September 30, 2025
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$98,615	$—	$6	$(5)	$98,616
Interest expense	34,203	—	1,105	(5)	35,303
Net interest income	64,412	—	(1,099)	—	63,313
Provision for credit losses	3,301	—	—	—	3,301
Net interest income after provision for credit losses	61,111	—	(1,099)	—	60,012
Non-interest income	(8,339)	8,827	794	(10)	1,272
Non-interest expenses:
Compensation expense and benefits	23,600	4,432	674	—	28,706
Net occupancy expense	4,144	191	10	(10)	4,335
Furniture and equipment expense	1,152	53	22	—	1,227
Data processing & software expense	6,692	919	20	—	7,631
Other non-interest expenses	9,680	427	335	—	10,442
Total non-interest expense	45,268	6,022	1,061	(10)	52,341
Income before income tax expense (benefit)	7,504	2,805	(1,366)	—	8,943
Income tax expense (benefit)	1,344	624	(388)	—	1,580
Segment net income (loss)	$6,160	$2,181	$(978)	$—	$7,363
Supplemental Information:
Total assets as of September 30, 2025	$2,663,118	$2,871	$289,937	$(259,292)	$2,696,634
Capital expenditures	$1,088	$—	$—	$—	$1,088
Depreciation expense (1)	$1,357	$45	$—	$—	$1,402

1 Included in net occupancy and furniture and equipment expense in the table above.

	Nine Months Ended September 30, 2024
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$94,942	$—	$30	$(5)	$94,967
Interest expense	40,734	—	—	(5)	40,729
Net interest income	54,208	—	30	—	54,238
Provision for credit losses	(597)	—	—	—	(597)
Net interest income after provision for credit losses	54,805	—	30	—	54,835
Non-interest income	7,864	8,554	761	(5)	17,174
Non-interest expenses:
Compensation expense and benefits	21,481	4,047	575	—	26,103
Net occupancy expense	4,182	178	5	(5)	4,360
Furniture and equipment expense	1,107	71	19	—	1,197
Data processing & software expense	6,589	834	14	—	7,437
Other non-interest expenses	9,595	399	336	—	10,330
Total non-interest expense	42,954	5,529	949	(5)	49,427
Income before income tax expense (benefit)	19,715	3,025	(158)	—	22,582
Income tax expense (benefit)	4,224	647	(46)	—	4,825
Segment net income (loss)	$15,491	$2,378	$(112)	$—	$17,757
Supplemental Information:
Total assets as of September 30, 2024	$2,777,492	$3,108	$220,503	$(226,888)	$2,774,215
Capital expenditures	$1,707	$—	$—	$—	$1,707
Depreciation expense (1)	$1,317	$42	$—	$—	$1,359

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

During the nine months ended September 30, 2025 and 2024, 35,455 and 13,457 shares, respectively, were re-issued from treasury to fund stock compensation. Effective for the 2024 fiscal year and thereafter, annual stock compensation is awarded the second month after the close of the fiscal year for the Corporation's employees and Chief Executive Officer. The expense related to these grants is recognized over a one year or a five year vesting period. Total expense related to stock compensation of $0.5 million and $0.3 million was recognized during the three month periods ended September 30, 2025 and 2024, respectively. Total expense related to stock compensation of $1.1 million and $0.9 million was recognized during the nine month periods ended September 30, 2025 and 2024, respectively.

A summary of restricted stock activity for the three and nine months ended September 30, 2025 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at July 1, 2025	72,447	$48.28
Granted	299	$50.27
Vested	(595)	$38.59
Forfeited or cancelled	(2,130)	$47.97
Nonvested at September 30, 2025	70,021	$48.38

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2025	49,703	$46.67
Granted	35,455	$50.45
Vested	(13,007)	$47.55
Forfeited or cancelled	(2,130)	$47.97
Nonvested at September 30, 2025	70,021	$48.38

As of September 30, 2025, there was $2.4 million of total unrecognized compensation cost related to nonvested shares granted under the Corporation's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.58 years. The total fair value of shares vested was $0.6 million and $0.7 million for the nine month periods ended September 30, 2025 and 2024, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2024 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2025, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors, and on pages 20–31 of the Corporation’s 2024 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 64-67 of the Corporation's 2024 Form 10-K, and pages 79-81 in this Form 10-Q.

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

Allowance for Credit Losses
Management considers the allowance for credit losses to be a critical accounting estimate, given the uncertainty in estimating lifetime credit losses attributable to its portfolios of assets exhibiting credit risk, particularly in its loan portfolio, and the material effect that such judgments may have on the Corporation's results of operations. Determining the amount requires significant judgment on the part of management, is multi-faceted, and can be imprecise. The level of the allowance for credit losses on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions, and expectations of the future based on reasonable and supportable forecasts.

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

Because the Corporation's methodology for maintaining its allowance for credit losses is based on historical experience and trends, current economic information, forecasted data, and management's judgment, a range of estimates for the estimate of the allowance for credit losses may be supportable. Deteriorating conditions may lead to further required increases to the allowance; conversely, improvements to conditions may warrant reductions to the allowance. In estimating the allowance for credit losses, management considers the sensitivity of the model to significant judgments and assumptions that could result in an amount that is materially different from management’s estimate, including as it relates to qualitative considerations.

As of September 30, 2025 and December 31, 2024, the allowance for credit losses totaled $23.6 million and $21.4 million, respectively. A significant portion of the allowance for credit losses is allocated to the commercial portfolio, to both commercial real estate and commercial and industrial loans. As of September 30, 2025 and December 31, 2024, the allowance for credit losses allocated to the total commercial portfolio was $18.3 million and $15.7 million, respectively, or 77.5% and 73.6% of the total allowance for credit losses on loans. For comparison, total commercial loans represented 75.9% and 73.2% of total loan balances as of September 30, 2025 and December 31, 2024, respectively. Given the concentration of the allowance for credit losses allocated to the commercial portfolio, and the significant judgments made by management to derive its estimates, management analyzes risks distinctive to commercial lending with a high degree of scrutiny.

Changes in the FOMC's median forecasted U.S. civilian unemployment rate and year over year change in U.S GDP could have a material impact on the model's estimation of the allowance. Currently, most pools utilize the FOMC's projections for unemployment as a loss driver, while the commercial and industrial, consumer, and other loans loan pools utilize the FOMC's projections for U.S. GDP growth as a loss driver. Segmentation and attributes of loan pools are defined in Note 1 – Summary of Significant Accounting Policies to the Audited Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy, and considering all currently available information. An immediate "shock" or increase of 100 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 50 basis points in the FOMC's projected rate of U.S. GDP growth would increase the model's total calculated allowance by $1.5 million, or 6.2%, to $25.1 million as of September 30, 2025, assuming qualitative adjustments were kept at current levels.

While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity analysis is based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgment of factors as of September 30, 2025, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.

Consolidated Financial Highlights						As of or for the
(in thousands, except per share data)	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
RESULTS OF OPERATIONS	2025	2025	2025	2024	2024	2025	2024
Interest and dividend income	$33,884	$33,034	$31,698	$32,597	$32,362	$98,616	$94,967
Interest expense	11,196	12,226	11,881	12,776	13,974	35,303	40,729
Net interest income	22,688	20,808	19,817	19,821	18,388	63,313	54,238
Provision (credit) for credit losses	1,064	1,145	1,092	551	564	3,301	(597)
Net interest income after provision for credit losses	21,624	19,663	18,725	19,270	17,824	60,012	54,835
Non-interest income (loss)	6,088	(10,705)	5,889	6,056	5,919	1,272	17,174
Non-interest expense	17,645	17,769	16,927	17,823	16,510	52,341	49,427
Income (loss) before income tax expense	10,067	(8,811)	7,687	7,503	7,233	8,943	22,582
Income tax expense (benefit)	2,275	(2,359)	1,664	1,589	1,513	1,580	4,825
Net income (loss)	$7,792	$(6,452)	$6,023	$5,914	$5,720	$7,363	$17,757
Basic and diluted earnings (loss) per share	$1.62	$(1.35)	$1.26	$1.24	$1.19	$1.53	$3.72
Average basic and diluted shares outstanding	4,811	4,808	4,791	4,774	4,773	4,802	4,769
PERFORMANCE RATIOS - Annualized
Return (loss) on average assets	1.15%	(0.92)%	0.88%	0.85%	0.83%	0.36%	0.87%
Return (loss) on average equity	12.89%	(11.29)%	10.96%	10.73%	10.81%	4.27%	11.82%
Return (loss) on average tangible equity (a)	14.18%	(12.48)%	12.15%	11.92%	12.07%	4.71%	13.27%
Efficiency ratio (unadjusted) (b)	61.32%	175.88%	65.85%	68.88%	67.92%	81.04%	69.21%
Efficiency ratio (adjusted) (a)	61.18%	65.69%	65.64%	68.64%	67.69%	64.08%	68.97%
Non-interest expense to average assets	2.61%	2.54%	2.47%	2.57%	2.39%	2.54%	2.41%
Loans to deposits	93.38%	86.37%	86.20%	86.42%	82.78%	93.38%	82.78%
AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.68%	5.61%	5.49%	5.61%	5.65%	5.60%	5.56%
Yield on investments	2.55%	2.27%	2.26%	2.29%	2.21%	2.34%	2.28%
Yield on interest-earning assets	5.15%	4.83%	4.72%	4.79%	4.78%	4.90%	4.72%
Cost of interest-bearing deposits	2.36%	2.45%	2.48%	2.67%	2.88%	2.43%	2.83%
Cost of borrowings	7.33%	4.90%	4.54%	4.74%	5.08%	5.43%	5.09%
Cost of interest-bearing liabilities	2.51%	2.57%	2.55%	2.73%	2.97%	2.55%	2.92%
Cost of funds	1.85%	1.94%	1.92%	2.04%	2.24%	1.90%	2.19%
Interest rate spread	2.64%	2.26%	2.17%	2.06%	1.81%	2.35%	1.80%
Net interest margin, fully taxable equivalent (a)	3.45%	3.05%	2.96%	2.92%	2.72%	3.15%	2.70%
CAPITAL
Total equity to total assets at end of period	9.10%	8.24%	8.16%	7.76%	7.95%	9.10%	7.95%
Tangible equity to tangible assets at end of period (a)	8.36%	7.53%	7.44%	7.02%	7.22%	8.36%	7.22%
Book value per share	$50.98	$48.85	$47.49	$45.13	$46.22	$50.98	$46.22
Tangible book value per share (a)	46.44	44.31	42.95	40.55	41.65	46.44	41.65
Period-end market value per share	52.52	48.47	47.57	48.81	48.02	52.52	48.02
Dividends declared per share	0.34	0.32	0.32	0.31	0.31	0.98	0.93
AVERAGE BALANCES
Loans and loans held for sale (c)	$2,171,673	$2,108,557	$2,077,739	$2,046,270	$2,020,280	$2,119,666	$2,006,479
Interest-earning assets	2,617,680	2,749,856	2,729,661	2,711,995	2,699,968	2,698,654	2,693,499
Total assets	2,684,273	2,802,226	2,784,414	2,761,875	2,751,392	2,756,604	2,738,962
Deposits	2,343,596	2,432,713	2,445,597	2,446,662	2,410,735	2,406,929	2,410,706
Total equity	239,836	229,161	222,802	219,254	210,421	230,662	200,588
Tangible equity (a)	218,012	207,337	200,978	197,430	188,597	208,838	178,764
ASSET QUALITY
Net charge-offs	$86	$992	$262	$594	$78	$1,340	$566
Non-performing loans (d)	7,762	8,237	9,881	8,954	10,545	7,762	10,545
Non-performing assets (e)	7,972	8,447	10,282	9,606	11,134	7,972	11,134
Allowance for credit losses	23,645	22,665	22,522	21,388	21,441	23,645	21,441
Annualized net charge-offs to average loans	0.02%	0.19%	0.05%	0.12%	0.02%	0.08%	0.04%
Non-performing loans to total loans	0.35%	0.39%	0.47%	0.43%	0.52%	0.35%	0.52%
Non-performing assets to total assets	0.30%	0.30%	0.37%	0.35%	0.40%	0.30%	0.40%
Allowance for credit losses to total loans	1.07%	1.06%	1.07%	1.03%	1.06%	1.07%	1.06%
Allowance for credit losses to non-performing loans	304.63%	275.16%	227.93%	238.87%	203.33%	304.63%	203.33%

(a) See the GAAP to Non-GAAP reconciliations.	(d) Includes nonaccrual loans only.
(b) Non-interest expense divided by total net interest income plus non-interest income.	(e) Includes non-performing loans, other real estate owned, and repossessions.
(c) Does not reflect Allowance for Credit Losses.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation, and therefore facilitate a comparison of the Corporation with the performance of other companies. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 79-81 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2025 and 2024. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see pages 46-47 of this Form 10-Q and page 37 of the Corporation’s 2024 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net interest income	$22,688	$18,388	$4,300	23.4%	$63,313	$54,238	$9,075	16.7%
Non-interest income	6,088	5,919	169	2.9%	1,272	17,174	(15,902)	(92.6)%
Non-interest expense	17,645	16,510	1,135	6.9%	52,341	49,427	2,914	5.9%
Pre-provision income	11,131	7,797	3,334	42.8%	12,244	21,985	(9,741)	(44.3)%
Provision (credit) for credit losses	1,064	564	500	88.7%	3,301	(597)	3,898	652.9%
Income tax expense	2,275	1,513	762	50.4%	1,580	4,825	(3,245)	(67.3)%
Net income	$7,792	$5,720	$2,072	36.2%	$7,363	$17,757	$(10,394)	(58.5)%

Basic and diluted earnings per share	$1.62	$1.19	$0.43	36.1%	$1.53	$3.72	$(2.19)	(58.9)%

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data) adjusted for nonrecurring items (refer to the GAAP to Non-GAAP reconciliations, pages 79-81, for further information):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net interest income	$22,688	$18,388	$4,300	23.4%	$63,313	$54,238	$9,075	16.7%
Non-interest income (1)	6,088	5,919	169	2.9%	18,141	17,174	967	5.6%
Non-interest expense	17,645	16,510	1,135	6.9%	52,341	49,427	2,914	5.9%
Pre-provision income	11,131	7,797	3,334	42.8%	29,113	21,985	7,128	32.4%
Provision (credit) for credit losses	1,064	564	500	88.7%	3,301	(597)	3,898	652.9%
Income tax expense (2)	2,275	1,513	762	50.4%	5,675	4,825	850	17.6%
Net income - adjusted	$7,792	$5,720	$2,072	36.2%	$20,137	$17,757	$2,380	13.4%

Basic and diluted earnings per share - adjusted	$1.62	$1.19	$0.43	36.1%	$4.19	$3.72	$0.47	12.6%

(1) Adjusted for $17.5 million loss on sale of securities available for sale and $0.6 million gain on sale of previous branch property during second quarter, 2025.
(2) Adjusted for tax impact of loss on sale of securities available for sale and gain on sale of previous branch property, during second quarter, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected financial ratios:	2025	2024	2025	2024
Return on average assets (unadjusted) (a)	1.15%	0.83%	0.36%	0.87%
Return on average assets (adjusted) (a)(b)	1.15%	0.83%	0.98%	0.87%
Return on average equity (unadjusted) (a)	12.89%	10.81%	4.27%	11.82%
Return on average equity (adjusted) (a)(b)	12.89%	10.81%	11.67%	11.82%
Net interest margin, fully taxable equivalent (a)(b)	3.45%	2.72%	3.15%	2.70%
Efficiency ratio (unadjusted) (b)	61.32%	67.92%	81.04%	69.21%
Efficiency ratio (adjusted) (b)	61.18%	67.69%	64.08%	68.97%
Non-interest expense to average assets	2.61%	2.39%	2.54%	2.41%

(a) Annualized.
(b) See the GAAP to Non-GAAP reconciliations.

The Corporation reported net income for the third quarter of 2025 of $7.8 million, or $1.62 per share, compared to $5.7 million, or $1.19 per share, for the same period in the prior year. Return on average equity for the current quarter was 12.89%, compared to 10.81% for the same period in the prior year. The increase in net income for the three months ended September 30, 2025 was attributable to increases in net interest income and non-interest income, offset by increases in the provision for credit losses, non-interest expense, and income tax expense.
Net income for the nine months ended September 30, 2025 was $7.4 million, or $1.53 per share, compared to $17.8 million, or $3.72 per share, for the same period in the prior year. Return on average equity for the nine months ended September 30, 2025 was 4.27%, compared to 11.82% for the same period in the prior year. The decrease in net income for the nine months ended September 30, 2025 was primarily attributable to a decrease in non-interest income, and increases in the provision for credit losses and non-interest expense, offset by an increase in net interest income and a decrease in income tax expense.
During the second quarter of 2025, the Corporation sold a portion of its available for sale securities portfolio, and recognized a $17.5 million loss on the sale. In addition, the Corporation recognized a gain of $0.6 million upon completing the sale of a previously held for sale branch property. Excluding these nonrecurring items, net income (as adjusted) for the nine month period ended September 30, 2025 was $20.1 million, or $4.19 per share. Non-GAAP net income as presented in the MD&A has been adjusted for these two items. Refer to the GAAP to Non-GAAP reconciliations, on pages 79-81, for further information. Adjusted return on average equity for the nine months ended September 30, 2025 was 11.67%, compared to 11.82% for the same period in the prior year.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2025	2024	Change	% Change
Interest and dividend income	$33,884	$32,362	$1,522	4.7%
Interest expense	11,196	13,974	(2,778)	(19.9)%
Net interest income	$22,688	$18,388	$4,300	23.4%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the third quarter of 2025 increased $4.3 million, or 23.4%, to $22.7 million compared to the same period in the prior year, due primarily to increases of $2.4 million in interest income on loans and $0.7 million in interest income on interest-earning deposits, and a decrease of $2.8 million in interest expense on deposits, partially offset by a decrease of $1.4 million in interest and dividend income on taxable securities.

Interest income on loans, including fees, increased to $31.0 million for the three months ended September 30, 2025, from $28.6 million for the same period in the prior year. Interest income on loans increased largely due to an increase of $151.4 million in average balances of total loans compared to the same period in the prior year, as well as an increase of three basis points in the average yield on total loans compared to the same period in the prior year. The increase in average balances of total loans was concentrated in commercial loans, which increased $183.3 million compared to the same period in the prior year, largely comprised of growth in commercial real estate loans, particularly in the Corporation's Capital region and Western New York markets. The average yield on commercial loans decreased seven basis points compared to the same period in the prior year, largely due to declines in benchmark interest rates on existing variable rate loans, the lower market interest rate environment for new originations, and $0.2 million in interest income recognized on the payoff of a nonaccrual commercial real estate loan in the third quarter of 2024.

Average balances of residential mortgage loans increased $4.3 million and the average yield on residential mortgage loans increased 41 basis points, each compared to the same period in the prior year. The increase in average balances of residential mortgage loans was largely due to stronger origination activity year-to-date in 2025 compared to the same period in the prior year, however originations remain below typical historical levels. The increase in the average yield on residential mortgage loans was largely due to the higher interest rate environment resulting in origination yields which exceed the portfolio's average yield, as well as the recognition of interest income on the payoff of a previously nonaccrual loan and deferred fee income on early payoffs during the current period. Average balances of consumer loans decreased $36.2 million, while the average yield on consumer loans increased five basis points compared to the same period in the prior year. The decrease in average balances was largely due to normal portfolio turnover and lower origination activity in the indirect auto portfolio segment, as the Corporation has continued prioritizing funding other types of lending during the past year, and the increase in the average yield on consumer loans was primarily due to portfolio turnover in the indirect auto portfolio as older, lower-yielding balances were replaced by higher-yielding balances. The increase in average yield on consumer loans was partially offset by lower yields on originations of promotional home equity lines of credit and the impact of declines in benchmark interest rates, such as the Prime rate, over the past year on variable rate home equity loans and lines.
Interest income on interest-earning deposits increased to $1.1 million for the three months ended September 30, 2025, from $0.4 million for the same period in the prior year. Interest income on interest-earning deposits increased largely due to an increase of $64.3 million in average balances of interest-earning deposits, despite a decrease of 50 basis points in the average yield on interest-earning deposits, each compared to the same period in the prior year. Average balances of interest-earning deposits increased primarily due to proceeds from the Corporation's sale of available for sale securities and issuance of subordinated debt in the second quarter of 2025, net of payoffs of wholesale funding sources in the third quarter of 2025 and funding of commercial loan growth. The decrease in the average yield on interest-earning deposits was largely due to a decrease in the Federal Funds Target Range Upper Limit of 125 basis points between the third quarter of 2024 and third quarter of 2025. Deposits held at the FRBNY receive interest at a rate of 10 basis points below the Federal Funds Target Range Upper Limit.

Interest expense on deposits decreased to $10.2 million for the three months ended September 30, 2025, from $13.0 million for the same period in the prior year. Interest expense on deposits decreased mainly due to decreases of $58.7 million in average balances of brokered deposits and $47.0 million in average balances of customer time deposits, as well as decreases of 104 and 88 basis points in the average cost of brokered deposits and customer time deposits, respectively, compared to the same period in the prior year. Average balances of brokered deposits decreased due to the Corporation's payoff of all outstanding balances of brokered deposits during July 2025 as part of its balance sheet repositioning efforts. The decrease in the average cost of brokered deposits compared to the same period in the prior year was largely due to the declining interest rate environment, which the Corporation benefited from by largely utilizing brokered deposits with terms of three months or less. Average balances and the average cost of customer time deposits each decreased largely due to changes in the Corporation's promotional CD campaign offerings over the past year, including a shift in strategic focus beginning in 2024 toward shorter-term offerings to take advantage of the declining interest rate environment. Average balances of customer time deposits decreased to 21.7% of total average deposits in the third quarter of 2025 from 23.0% in the third quarter of 2024.

Including customer time deposits, average balances of total interest-bearing customer deposits decreased $25.6 million, compared to the same period in the prior year and the average cost of customer interest-bearing deposits decreased 44 basis points, compared to the same period in the prior year. Combined, these changes resulted in a decrease of 52 basis points in the average cost of interest-bearing deposits compared to the same period in the prior year, from 2.88% in the third quarter of 2024 to 2.36% in the third quarter of 2025. Additionally, average balances of non-interest bearing deposits increased $17.2 million compared to the same period in the prior year. The deposit beta on total deposits was 34% between the third quarters of 2024 and 2025.

Interest income on taxable securities decreased to $1.7 million for the three months ended September 30, 2025, from $3.1 million for the same period in the prior year. Interest income on taxable securities decreased largely due to a decrease of $271.3 million in average balances of taxable securities, as well as a decrease of four basis points in the average yield on taxable securities, both compared to the same period in the prior year. The decrease in average balances was mainly attributable to $244.8 million in sales of available for sale securities during the second quarter of 2025 as part of the Corporation's balance sheet repositioning efforts and normal paydown activity between the third quarters of 2024 and 2025. The decrease in the average yield on taxable securities was primarily due to the average yield of securities sold in the second quarter of 2025 being higher than the overall average yield on the portfolio at the time of the sale.

Fully taxable equivalent net interest margin was 3.45% for the third quarter of 2025, compared to 2.72% for the same period in the prior year. Average interest-earning assets decreased $82.3 million for the three months ended September 30, 2025, while average interest-bearing liabilities decreased $104.7 million, compared to the same period in the prior year. The average yield on interest-earning assets increased 37 basis points to 5.15%, while the average cost of interest-bearing liabilities decreased 46 basis points to 2.51%, for the three months ended September 30, 2025, compared to the same period in the prior year. Total cost of funds was 1.85% for the three months ended September 30, 2025, compared to 2.24% for the same period in the prior year, a decrease of 39 basis points.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Interest and dividend income	$98,616	$94,967	$3,649	3.8%
Interest expense	35,303	40,729	(5,426)	(13.3)%
Net interest income	$63,313	$54,238	$9,075	16.7%

Net interest income for the nine months ended September 30, 2025 totaled $63.3 million compared to $54.2 million for the same period in the prior year, an increase of $9.1 million, or 16.7%, due to a decrease of $5.4 million in interest expense and an increase of $3.6 million in interest and dividend income. The decrease in interest expense for the first nine months of 2025 was primarily attributed to a decrease of $5.5 million in interest expense on deposits. The increase in interest and dividend income for the first nine months of 2025 was primarily attributed to increases of $5.2 million in interest income on loans, including fees and $1.3 million in interest income on interest-earning deposits, partially offset by a decrease of $2.7 million in interest and dividend income on taxable securities.

Interest expense on deposits decreased to $32.4 million for the first nine months of 2025, from $37.9 million for the same period in the prior year. The decrease was primarily due to a decrease in interest expense on customer time deposits compared to the same period in the prior year. The decrease in interest expense on customer time deposits was primarily due to a decrease of $8.2 million in average balances of customer time deposits and a 69 basis points decrease in the average cost of customer time deposits for the first nine months of 2025, compared to the same period in the prior year, largely due to changes in offered terms on CD campaigns. Average balances of customer time deposits comprised 21.3% of total average deposits for the first nine months of 2025, compared to 21.7% for the same period in the prior year. The average cost of brokered deposits decreased 93 basis points and average balances of brokered deposits decreased $25.5 million for the first nine months of 2025, compared to the same period in the prior year.

Also contributing to the decrease in interest expense on deposits were decreases of $0.7 million in interest expense on savings and money market deposits and $0.3 million on interest-bearing demand deposits. The decrease in interest expense on savings and money market deposits was primarily due to a 12 basis points decrease in the average cost of savings and money market accounts, despite an increase of $4.5 million in average balances of savings and money market deposits, for the nine months ended September 30, 2025, compared to the same period in the prior year. The decrease in interest expense on interest-bearing demand deposits was primarily due to a 25 basis points decrease in the average cost of interest-bearing demand deposits, despite a $24.2 million increase in average balances of interest-bearing demand deposits for the nine months ended September 30, 2025, compared to the same period in the prior year. Combined with the decline in interest expense on time deposits, these changes resulted in a decrease of 40 basis points in the total average cost of interest-bearing deposits compared to the same period in the prior year, from 2.83% in the first nine months of 2024 to 2.43% in the first nine months of 2025.

Interest expense on borrowed funds of $2.9 million was consistent with the same period in the prior year, primarily a result of the Corporation's balance sheet restructuring efforts in the second quarter of 2025 which reduced the Corporation's usage of brokered deposits and FHLNBY overnight and term advances. The average balances of term advances and other debt decreased $14.8 million and the average cost of term advances and other debt decreased 47 basis points compared to the same period in the prior year. The Corporation paid off $100.0 million in brokered deposits and $55.0 million in short-term FHLBNY advances in July, 2025 as part of its balance sheet repositioning efforts. The average balances of FHLBNY overnight advances decreased $7.0 million for the first nine months of 2025 and the average cost of FHLBNY overnight advances decreased 93 basis points, compared to the same period in the prior year.

Interest income on loans, including fees, increased to $88.6 million for the first nine months of 2025, from $83.3 million for the same period in the prior year. The increase was mostly attributable to an increase of $145.2 million in average balances of commercial loans, compared to the same period in the prior year, largely concentrated in commercial real estate. The average yield on commercial loans decreased eight basis points compared to the same period in the prior year, primarily due to the impact of decreases in benchmark indices on variable rate loans. Average yields on the residential mortgage and consumer loan portfolios increased 34 basis points and 19 basis points, respectively, for the nine months ended September 30, 2025, compared to the same period in the prior year. The increase in the average yield on residential mortgage loans was primarily due to higher origination yields between the first nine months of 2024 and 2025, while the increase in average yield on the consumer loan portfolio was primarily attributable to lower rate loans being replaced by higher-yield production. The average yield on total loans increased four basis points compared to the same period in the prior year, from 5.56% to 5.60%.

Interest income on interest-earning deposits increased to $2.3 million for the first nine months of 2025, from $1.0 million for the same period in the prior year. The increase was primarily due to a $40.7 million increase in average balances of interest-earning deposits, despite a decrease of 37 basis points in the average yield on interest-earning deposits, each compared to the same period in the prior year. The increase in average balances was largely due to remaining proceeds from the Corporation's sale of available for sale securities in the second quarter of 2025 being held as deposits at the FRBNY. The decrease in the average yield on interest-earning deposits was largely due to a decrease in the Federal Funds Target Range Upper Limit of 125 basis points between the first nine months of 2024 and 2025.

Interest and dividend income on taxable securities decreased to $7.2 million for the first nine months of 2025, from $9.9 million for the same period in the prior year. The decrease in interest and dividend income on taxable securities was primarily due to a $136.4 million decrease in the average balances of and a 13 basis points decrease in the average yield on taxable securities for the nine months ended September 30, 2025, compared to the same period in the prior year. The decrease in average balances was mainly attributable to $244.8 million in sales of available for sale securities during the second quarter of 2025 as part of the Corporation's balance sheet repositioning efforts. Additionally, there were $53.9 million in paydowns and maturities of available for sale securities between the first nine months of 2024 and 2025. The decrease in the average yield on taxable securities was mainly attributable to decreases in interest rates earned on variable rate securities such as SBA pooled-loan securities between the first nine months of 2024 and 2025, as well as the average yield of securities sold in the second quarter 2025 being higher than the overall average yield on the portfolio at the time of the sale.

Fully taxable equivalent net interest margin was 3.15% for the nine months ended September 30, 2025 compared to 2.70% for the same period in the prior year. Average interest-earning assets increased $5.2 million, while average interest-bearing liabilities decreased $8.5 million, for the nine months ended September 30, 2025, compared to the same period in the prior year. The average yield on interest-earning assets increased 18 basis points, to 4.90%, while the average cost of interest-bearing liabilities decreased 37 basis points, to 2.55% for the nine months ended September 30, 2025, compared to the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and nine months ended September 30, 2025 and 2024. For the purpose of the tables below, nonaccrual loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
($ in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,636,743	$24,383	5.91%	$1,453,418	$21,854	5.98%
Residential mortgage loans	277,682	3,063	4.38%	273,374	2,713	3.97%
Consumer loans	257,248	3,638	5.61%	293,488	4,102	5.56%
Taxable securities	334,290	1,656	1.97%	605,631	3,063	2.01%
Tax-exempt securities	11,864	93	3.11%	38,537	272	2.81%
Interest-earning deposits	99,853	1,118	4.44%	35,520	441	4.94%
Total interest-earning assets	2,617,680	33,951	5.15%	2,699,968	32,445	4.78%

Non interest-earning assets:
Cash and due from banks	26,580			25,086
Other assets	62,923			47,571
Allowance for credit losses	(22,910)			(21,233)
Total assets	$2,684,273			$2,751,392

Interest-bearing liabilities:
Interest-bearing demand deposits	$326,464	$1,287	1.56%	$311,406	$1,445	1.85%
Savings and insured money market deposits	870,958	4,376	1.99%	864,541	4,607	2.12%
Time deposits	507,557	4,429	3.46%	554,605	6,056	4.34%
Brokered deposits	7,174	79	4.37%	65,913	897	5.41%
FHLBNY overnight advances	23	—	—%	541	7	5.06%
Term advances and other debt	11,331	127	4.45%	75,305	962	5.08%
Subordinated debt	44,105	898	8.08%	—	—	N/A
Total interest-bearing liabilities	1,767,612	11,196	2.51%	1,872,311	13,974	2.97%

Non interest-bearing liabilities:
Demand deposits	631,443			614,270
Other liabilities	45,382			54,390
Total liabilities	2,444,437			2,540,971
Shareholders' equity	239,836			210,421
Total liabilities and shareholders’ equity	$2,684,273			$2,751,392
Fully taxable equivalent net interest income		22,755			18,471
Net interest rate spread (1)			2.64%			1.81%
Net interest margin, fully taxable equivalent (2)			3.45%			2.72%
Taxable equivalent adjustment		(67)			(83)
Net interest income		$22,688			$18,388

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
($ in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$1,578,397	$68,988	5.84%	$1,433,224	$63,501	5.92%
Residential mortgage loans	276,540	8,611	4.16%	274,834	7,879	3.82%
Consumer loans	264,729	11,116	5.61%	298,421	12,114	5.42%
Taxable securities	483,242	7,215	2.00%	619,657	9,877	2.13%
Tax-exempt securities	27,101	611	3.01%	39,453	830	2.81%
Interest-earning deposits	68,645	2,298	4.48%	27,910	1,014	4.85%
Total interest-earning assets	2,698,654	98,839	4.90%	2,693,499	95,215	4.72%

Non interest-earning assets:
Cash and due from banks	25,882			25,131
Other assets	54,411			41,807
Allowance for credit losses	(22,343)			(21,475)
Total assets	$2,756,604			$2,738,962

Interest-bearing liabilities:
Interest-bearing demand deposits	$332,492	$3,888	1.56%	$308,318	$4,170	1.81%
Savings and insured money market deposits	865,917	12,479	1.93%	861,382	13,190	2.05%
Time deposits	513,847	13,669	3.56%	521,997	16,603	4.25%
Brokered deposits	70,560	2,367	4.49%	96,056	3,898	5.42%
FHLBNY overnight advances	8,319	286	4.60%	15,359	646	5.53%
Term advances and other debt	44,778	1,509	4.51%	59,584	2,222	4.98%
Subordinated debt	18,281	1,105	8.08%	—	—	N/A
Total interest-bearing liabilities	1,854,194	35,303	2.55%	1,862,696	40,729	2.92%

Non interest-bearing liabilities:
Demand deposits	624,113			622,953
Other liabilities	47,635			52,725
Total liabilities	2,525,942			2,538,374
Shareholders' equity	230,662			200,588
Total liabilities and shareholders’ equity	$2,756,604			$2,738,962
Fully taxable equivalent net interest income		63,536			54,486
Net interest rate spread (1)			2.35%			1.80%
Net interest margin, fully taxable equivalent (2)			3.15%			2.70%
Taxable equivalent adjustment		(223)			(248)
Net interest income		$63,313			$54,238

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and nine months ended September 30, 2025 and 2024. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include nonaccrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30, 2025 vs. 2024
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$2,529	$2,783	$(254)
Residential mortgage loans	350	46	304
Consumer loans	(464)	(501)	37
Taxable investment securities	(1,407)	(1,347)	(60)
Tax-exempt investment securities	(179)	(205)	26
Interest-earning deposits	677	726	(49)
Total interest and dividend income, fully taxable equivalent	1,506	1,502	4

Interest expense on:
Interest-bearing demand deposits	(158)	70	(228)
Savings and insured money market deposits	(231)	36	(267)
Time deposits	(1,627)	(480)	(1,147)
Brokered deposits	(818)	(673)	(145)
FHLBNY overnight advances	(7)	(4)	(3)
Term advances and other debt	(835)	(728)	(107)
Subordinated debt	898	898	—
Total interest expense	(2,778)	(881)	(1,897)
Net interest income, fully taxable equivalent	$4,284	$2,383	$1,901

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Nine Months Ended September 30, 2025 vs. 2024
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$5,487	$6,355	$(868)
Residential mortgage loans	732	48	684
Consumer loans	(998)	(1,409)	411
Taxable investment securities	(2,662)	(2,084)	(578)
Tax-exempt investment securities	(219)	(275)	56
Interest-earning deposits	1,284	1,367	(83)
Total interest and dividend income, fully taxable equivalent	3,624	4,002	(378)

Interest expense on:
Interest-bearing demand deposits	(282)	315	(597)
Savings and insured money market deposits	(711)	69	(780)
Time deposits	(2,934)	(257)	(2,677)
Brokered deposits	(1,531)	(930)	(601)
FHLBNY overnight advances	(360)	(263)	(97)
Term advances and other debt	(713)	(517)	(196)
Subordinated debt	1,105	1,105	—
Total interest expense	(5,426)	(478)	(4,948)
Net interest income, fully taxable equivalent	$9,050	$4,480	$4,570

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
The provision for credit losses for the third quarter of 2025 was $1.1 million, compared to $0.6 million for the same period in the prior year. The $0.5 million increase in the provision for credit losses was largely due to stronger loan growth in the third quarter of 2025, which totaled $69.9 million, compared to loan growth of $17.5 million during the same period in the prior year, as well as changes in other model inputs such as a decrease in modeled prepayment speeds. Net charge-offs for both the three months ended September 30, 2025 and 2024 were $0.1 million.
The provision for credit losses for the nine months ended September 30, 2025 was $3.3 million, compared to a credit of $0.6 million for the same period in the prior year. The $3.9 million increase in the provision for credit losses in the nine months ended September 30, 2025, compared to the same period in the prior year was largely driven by the directionality of the impact from the annual loss driver update applied to the Bank's CECL model in the first quarter of the current year, compared to the loss driver update applied in the first quarter of the prior year. The current year update resulted in higher modeled baseline loss rates, while the update in the prior year resulted in lower baseline loss rates. Net charge-offs for the nine months ended September 30, 2025 were $1.3 million, compared to $0.6 million for the same period in the prior year. $0.8 million in net charge-offs during the nine months ended September 30, 2025 related to two commercial and industrial loans which had specific allocations in the allowance for credit losses, and therefore did not impact provision expense. Remaining charge-offs for the nine months ended September 30, 2025 and 2024 were largely concentrated in the consumer indirect auto portfolio.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2025	2024	Change	% Change
WMG fee income	$2,967	$2,991	$(24)	(0.8)%
Service charges on deposit accounts	1,094	1,016	78	7.7%
Interchange revenue from debit card transactions	1,073	1,123	(50)	(4.5)%
Changes in fair value of equity investments	136	118	18	15.3%
Net gains on sales of loans held for sale	78	91	(13)	(14.3)%
Net (losses) on sales of other real estate owned	—	(19)	19	N/M
Income from bank owned life insurance	8	10	(2)	(20.0)%
CFS fee and commission income	300	306	(6)	(2.0)%
Other	432	283	149	52.7%
Total non-interest income	$6,088	$5,919	$169	2.9%

Total non-interest income for the third quarter of 2025 increased $0.2 million compared to the same period in the prior year, primarily due to increases of $0.1 million each in other non-interest income and service charges on deposit accounts.

Other Non-Interest Income
The increase in other non-interest income can primarily be attributed to an increase in interest rate swap fees reflecting an increase in originations of loans with interest rate swap exposures in the third quarter of 2025, compared to the same period in the prior year.

Service Charges on Deposit Accounts
The increase in service charges on deposit accounts can primarily be attributed to fee schedule increases which were phased in during the fourth quarter of 2024.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change	% Change
WMG fee income	$8,827	$8,554	$273	3.2%
Service charges on deposit accounts	3,328	2,929	399	13.6%
Interchange revenue from debit card transactions	3,220	3,327	(107)	(3.2)%
Net (losses) on securities transactions	(17,498)	—	(17,498)	N/M
Changes in fair value of equity investments	197	233	(36)	(15.5)%
Net gains on sales of loans held for sale	169	162	7	4.3%
Net (losses) on sales of other real estate owned	(8)	(22)	14	63.6%
Income from bank owned life insurance	24	29	(5)	(17.2)%
CFS fee and commission income	793	787	6	0.8%
Other	2,220	1,175	1,045	88.9%
Total non-interest income	$1,272	$17,174	$(15,902)	(92.6)%

Total non-interest income for the nine months ended September 30, 2025 decreased $15.9 million compared to the same period in the prior year. The decrease was primarily due to a $17.5 million net loss on securities transactions, partially offset by increases of $1.0 million in other non-interest income, $0.4 million in services charges on deposit accounts, and $0.3 million in WMG fee income.

Net Losses on Securities Transactions
The Corporation recognized a pre-tax loss of $17.5 million on the sale of a portion of its available for sale securities portfolio in the second quarter of 2025.

Other Non-Interest Income
The increase in other non-interest income can primarily be attributed to a $0.6 million gain on the sale of a previous branch property during the second quarter of 2025 and an increase of $0.3 million in swap fee income compared to the same period in the prior year.

Service Charges on Deposit Accounts
The increase in service charges on deposit accounts can primarily be attributed to fee rate increases which were phased in during the fourth quarter of 2024.

WMG Fee Income
The increase in WMG fee income can primarily be attributed to fee rate increases which were implemented in the second half of 2024 as well as improved market conditions during the first nine months of 2025.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2025	2024	Change	% Change
Compensation expense:
Salaries and wages	$7,925	$7,168	$757	10.6%
Pension and other employee benefits	2,298	1,627	671	41.2%
Other components of net periodic pension and postretirement benefits	(113)	(227)	114	50.2%
Total compensation expense	10,110	8,568	1,542	18.0%

Non-compensation expense:
Net occupancy	1,371	1,422	(51)	(3.6)%
Furniture and equipment	399	402	(3)	(0.7)%
Data processing	2,534	2,567	(33)	(1.3)%
Professional services	636	522	114	21.8%
Marketing and advertising	203	210	(7)	(3.3)%
Other real estate owned expenses	8	55	(47)	N/M
FDIC insurance	352	524	(172)	(32.8)%
Loan expenses	262	353	(91)	(25.8)%
Other	1,770	1,887	(117)	(6.2)%
Total non-compensation expense	7,535	7,942	(407)	(5.1)%
Total non-interest expense	$17,645	$16,510	$1,135	6.9%

Total non-interest expense for the third quarter of 2025 increased $1.1 million compared to the same period in the prior year. The increase was due to an increase in total compensation expense partially offset by a decrease in non-compensation expense. For the three months ended September 30, 2025 and 2024, non-interest expense to average assets was 2.61% and 2.39%, respectively.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, was primarily due to increases in all compensation expense components. The increase in salaries and wages can be primarily attributed to an increase in base salaries, which included staffing for the Corporation's Western New York Canal Bank division, consisting of additional lending, branch, and wealth management personnel. Also contributing to the increase were merit-based salary increases for existing employees. Pension and employee benefits increased largely due to an increase in employee healthcare-related expenses compared to the same period in the prior year. The increase in other components of net periodic pension and postretirement benefits was primarily due to actuarial adjustments related to the Corporation's pension plans.

Non-compensation expense
The decrease in non-compensation expense for the current period, compared to the same period in the prior year, was primarily due to decreases in FDIC insurance, other non-interest expense, and loan expenses, offset by an increase in professional services. FDIC insurance decreased largely due to favorable changes in metrics used to determine assessment rates. Other non-interest expense decreased due to decreases across a number of expense categories included in the line item. Loan expense decreased largely due to decreases in legal expenses compared to the same period in the prior year. The increase in professional services was primarily due to an increase in consulting expenses, partially attributable to revenue enhancement initiatives in 2024.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Compensation expense:
Salaries and wages	$22,713	$21,007	$1,706	8.1%
Pension and other employee benefits	6,332	5,787	545	9.4%
Other components of net periodic pension and postretirement benefits	(339)	(691)	352	50.9%
Total compensation expense	28,706	26,103	2,603	10.0%

Non-compensation expense:
Net occupancy	4,335	4,360	(25)	(0.6)%
Furniture and equipment	1,227	1,197	30	2.5%
Data processing	7,631	7,437	194	2.6%
Professional services	2,079	1,639	440	26.8%
Marketing and advertising	893	943	(50)	(5.3)%
Other real estate owned expenses	22	116	(94)	(81.0)%
FDIC insurance	1,225	1,617	(392)	(24.2)%
Loan expenses	836	808	28	3.5%
Other	5,387	5,207	180	3.5%
Total non-compensation expense	23,635	23,324	311	1.3%
Total non-interest expense	$52,341	$49,427	$2,914	5.9%

Total non-interest expense for the nine months ended September 30, 2025 increased $2.9 million compared to the same period in the prior year. The increase was due to increases in total compensation expense and total non-compensation expense. For the nine months ended September 30, 2025 and 2024, non-interest expense to average assets was 2.54% and 2.41%, respectively.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, was due to increases in all compensation expense components. The increase in salaries and wages included additional staffing for the Corporation's Western New York regional banking center and the timing of annual raises compared to the same period in the prior year. The increase in pension and other employee benefits was primarily attributable to an increase in employee healthcare expenses for the current period, compared to the same period in the prior year. The increase in other components of net periodic pension and postretirement benefits was primarily due to actuarial adjustments related to the Corporation's pension plans.

Non-compensation expense
The increase in non-compensation expense was primarily due to increases of $0.4 million in professional services, $0.2 million in data processing expense and $0.2 million in other non-interest expense, partially offset by a decrease of $0.4 million in FDIC insurance expense. The increase in professional services was mainly due to an increase in consulting expenses, partially attributable to revenue enhancement initiatives in 2024. The increase in data processing was primarily due to an increase in core service provider expenses and additional expenses related to Canal Bank operations in Western New York. The increase in other non-interest expense was primarily due to moderate increases related to losses on sales of repossessed vehicles, directors' fees and recruitment expenses compared to the same period in the prior year. The decrease in FDIC insurance expense was primarily due to improved metrics used to calculate the current year assessment.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Change	% Change
Income before income tax expense	$10,067	$7,233	$2,834	39.2%
Income tax expense	$2,275	$1,513	$762	50.4%
Effective tax rate	22.6%	20.9%

Income tax expense for the three month periods ended September 30, 2025 and 2024 were $2.3 million and $1.5 million, respectively. The increase in income tax expense was primarily due to an increase of $2.8 million in income before income tax expense, compared to the same period in the prior year. The effective income tax rate increased from 20.9% for the three months ended September 30, 2024 to 22.6% for the three months ended September 30, 2025.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Income before income tax expense	$8,943	$22,582	$(13,639)	(60.4)%
Income tax expense	$1,580	$4,825	$(3,245)	(67.3)%
Effective tax rate	17.7%	21.4%

Income tax expense for the nine month period ended September 30, 2025 was $1.6 million, compared to $4.8 million for the nine month period ended September 30, 2024, a decrease of $3.2 million. The effective income tax rate decreased from 21.4% for the nine months ended September 30, 2024 to 17.7% for the nine months ended September 30, 2025. The decrease in income tax expense and decrease in the effective tax rate was primarily due to the $17.5 million net loss recognized on the Corporation's sale of available for sale securities in the second quarter of 2025.

Financial Condition

The following table presents selected financial information as of the dates indicated, and the dollar and percent change (dollars in thousands):

ASSETS	September 30, 2025	December 31, 2024	Change	% Change
Total cash and cash equivalents	$107,646	$47,035	$60,611	128.9%
Total investment securities, FHLB and FRB stock	290,334	544,602	(254,268)	(46.7)%

Loans, net of deferred loan fees	2,202,356	2,071,419	130,937	6.3%
Allowance for credit losses	(23,645)	(21,388)	2,257	10.6%
Loans, net	2,178,711	2,050,031	128,680	6.3%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	98,119	112,655	(14,536)	(12.9)%
Total assets	$2,696,634	$2,776,147	$(79,513)	(2.9)%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,358,516	$2,396,883	$(38,367)	(1.6)%
Advances and other debt	3,530	112,889	(109,359)	(96.9)%
Subordinated debt	44,002	—	44,002	N/A
Other liabilities	45,278	51,066	(5,788)	(11.3)%
Total liabilities	2,451,326	2,560,838	(109,512)	(4.3)%

Total shareholders’ equity	245,308	215,309	29,999	13.9%
Total liabilities and shareholders’ equity	$2,696,634	$2,776,147	$(79,513)	(2.9)%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in loans, deposits, borrowings, and securities. Cash and cash equivalents increased largely due to proceeds of $227.3 million from the sale of available for sale securities in the second quarter of 2025 as part of the Corporation's balance sheet restructuring efforts. The Corporation's issuance of subordinated debt in the second quarter of 2025 also contributed to the increase in cash and cash equivalents. The Corporation utilized a portion of these proceeds to pay off $155.0 million in wholesale funding which matured early in the third quarter of 2025.

Investment securities
The decrease in investment securities can primarily be attributed to the sale of available for sale securities with a market value totaling $227.3 million in the second quarter of 2025. The sale of securities included the Corporation's entire portfolio of U.S. Treasury and SBA pooled-loan securities, as well as portions of the mortgage-backed securities and municipal bonds portfolios. Year to date net paydowns and maturities on available for sale securities totaled $39.9 million, largely on mortgage-backed and SBA pooled-loan securities. Partially offsetting the overall decrease in the available for sale securities portfolio was an increase of $17.6 million in the fair value of securities, mainly due to favorable changes in interest rates compared to December 31, 2024. Also contributing to the decrease in total investment securities was a decrease of $3.6 million in FHLB and FRB stock, at cost, mainly due to a decrease in total borrowings through the FHLBNY as of September 30, 2025, compared to the prior year end.

Loans, net
The increase in loans, net of deferred loan fees, can primarily be attributed to increases within the commercial real estate portfolio. Commercial mortgages increased $145.0 million, home equity lines and loans increased $9.9 million, commercial and industrial loans increased $9.7 million, and residential mortgages increased $2.8 million, compared to the prior year end. These increases were offset by decreases of $35.0 million in indirect consumer loans and $1.4 million in direct consumer loans.

Allowance for Credit Losses
The increase in the allowance for credit losses was largely due to the annual review and update to loss drivers used in the Bank's CECL model, which is applied to the model in the first quarter of each year and year-to-date loan growth, concentrated in commercial real estate. The update in the current year resulted in an increase in baseline loss rates used for modeling. Also contributing to the increase were deteriorations in FOMC economic forecasts compared to prior year end, a decline in modeled prepayment speeds, and other adjustments to model inputs. Partially offsetting the overall increase was the charge-off of $0.8 million in commercial and industrial loan balances during the nine month periods ended September 30, 2025 which had carried specific allocations in the allowance as of December 31, 2024, and a net decrease in overall qualitative adjustment rates, due to improvements in evaluated internal portfolio metrics and regional economic outlooks.

Other Assets
The decrease in other assets can primarily be attributed to a $6.4 million decrease in deferred tax assets, primarily due to an increase in the market value of the available for sale securities portfolio and including a portion of deferred tax assets reclassified as current tax assets due to the recognition of the sale of available for sale securities, and a $5.9 million decrease in interest rate swap assets, due to a decrease in the fair value of interest rate swaps.

The sale of available for sale securities during the second quarter of 2025 resulted in a net loss of $17.5 million and occurred at both the Bank and the Corporation’s REIT entity. Under IRC Sec. 582(c)(1), in the case of banks, the sale or exchange of a bond, debenture, note or certificate or other evidence of indebtedness shall not be considered a sale or exchange of a capital asset. Therefore, the loss from the sale of securities at the Bank is considered ordinary in nature. However, the REIT is not considered a “bank” under IRC Sec. 582(c) and therefore a sale of securities at the REIT is considered capital in nature. The capital loss amounted to $11.5 million (gross) attributable to the REIT and represents a $2.7 million deferred tax asset subject to a 5-year carryforward limitation. Pursuant to ASC 740-10-30-5(e), deferred tax assets must be reduced by a valuation allowance if it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance would serve to reduce the deferred tax assets to an amount that would be more likely than not to be realized. The more likely than not threshold is a likelihood of more than fifty percent.
The Corporation’s current tax planning strategies include the planned sale of appreciated investment securities and loans from the REIT entity. These transactions are intended to generate future capital gains sufficient to fully utilize the capital loss carryforward prior to its expiration. Management has demonstrated both the ability and intent to execute these strategies in a timely and economically feasible manner.
After detailed review, the Corporation’s Management has demonstrated the ability and intent to implement these prudent and reasonable actions, and that it is more likely than not that all of the deferred assets, including the capital loss carryforward, will be realized. Further, Management will continue to monitor all available positive and negative evidence on at least a quarterly basis, consistent with ASC 740, and will promptly adjust the valuation allowance assessment if facts and circumstances change materially.

Deposits
The decrease in deposits can primarily be attributed to decreases of $92.2 million in brokered deposits, partially offset by an increase of $53.8 million in total customer deposits. The decrease in brokered deposits was due to the payoff of all outstanding brokered deposits at maturity in the third quarter of 2025. The increase in total customer deposits was attributable to increases of $57.2 million in money market deposits, $49.7 million in interest-bearing demand deposits and $7.5 million in non interest-bearing demand deposits. These increases were partially offset by decreases of $46.9 million in customer time deposits and $13.6 million in savings deposits.

Advances and Other Debt
The decrease in advances and other debt can primarily be attributed to an increase in cash and cash equivalents due to the Corporation's balance sheet restructuring efforts, which reduced the need for wholesale funding. As a result, the Corporation paid off $55.0 million in FHLBNY term advances which matured in the third quarter of 2025. The composition of advances and other debt as of September 30, 2025 consisted only of finance lease liabilities, whereas the composition of advances and other debt as of the prior year end consisted primarily of FHLBNY overnight advances.

Subordinated Debt
Subordinated debt, net of deferred issuance costs, increased due to the issuance of $45.0 million in 7.75% fixed-to-floating rate notes (the "Notes") in June 2025 in a private offering. There were $1.0 million in deferred issuance costs associated with the offering. The subordinated debt qualifies as tier 2 capital at the holding company, when applicable, and tier 1 capital at the Bank. Of the $45.0 million in subordinated debt issued, $37.0 million was downstreamed to the Bank, qualifying as tier 1 capital. The Notes carry an original term of ten years and are redeemable by the Corporation beginning in June 2030, and beginning in June 2030 will float based on the then current Three-Month Term SOFR, plus 415 basis points. Further details regarding the offering can be found in the Corporation's Form 8-K filed with the Securities and Exchange Commission on June 10, 2025.

Other liabilities
The decrease in other liabilities can primarily be attributed to a decrease of $5.8 million in interest rate swap liabilities, primarily due to a decrease in the fair value of interest rate swaps.

Shareholders’ equity
Shareholders’ equity was $245.3 million at September 30, 2025 compared to $215.3 million at December 31, 2024. The increase can primarily be attributed to a decrease of $26.0 million in accumulated other comprehensive loss and an increase of $2.7 million in retained earnings. The decrease in accumulated other comprehensive loss was largely due to the reclassification of a portion of losses attributable to the available for sale securities portfolio into current period earnings, due to the Corporation's sale of available for sale securities in the second quarter of 2025, as well as an increase in the fair value of securities available for sale, mainly due to favorable changes in market interest rates. The increase in retained earnings was mainly due to net income of $7.4 million for the nine months ended September 30, 2025, which included a $13.2 million loss on the sale of available for sale securities in the second quarter of 2025, net of tax, partially offset by dividends declared of $4.7 million during the nine months ended September 30, 2025.

Assets under management or administration
The market value of total assets under management or administration in Wealth Management Group was $2.393 billion as of September 30, 2025, including $335.2 million of assets held under management or administration for the Corporation, compared to $2.212 billion as of December 31, 2024, including $301.9 million of assets held under management or administration for the Corporation, an increase of $180.6 million, or 8.1%. Excluding assets under management or administration for the Corporation, total market value of Wealth Management Group assets increased $147.3 million, or 7.9%, primarily due to improvements in financial markets during 2025.

Securities

The available for sale segment of the securities portfolio totaled $280.5 million as of September 30, 2025, a decrease of $250.9 million, or 47.2%, from $531.4 million as of December 31, 2024. Securities available for sale decreased primarily due to the Corporation's strategic balance sheet repositioning, which included the sale of available for sale securities with a market value totaling $227.3 million in the second quarter of 2025. The sale of securities included the Corporation's entire portfolio of U.S. Treasury and SBA pooled-loan securities, as well as portions of the mortgage-backed securities and municipal bonds portfolios. Year to date net paydowns and maturities on available for sale securities totaled $39.9 million, largely on mortgage-backed and SBA pooled-loan securities. Partially offsetting the overall decrease in the available for sale securities portfolio was an increase of $17.6 million in the fair value of securities, mainly due to favorable changes in interest rates compared to December 31, 2024. The held to maturity securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $0.7 million and $0.8 million as of September 30, 2025 and December 31, 2024, respectively.

Non-marketable equity securities as of September 30, 2025 and December 31, 2024 include shares of FRBNY stock and FHLBNY stock, carried at their cost. FRBNY stock and FHLBNY stock were $3.0 million and $2.5 million respectively as of September 30, 2025, and $1.9 million and $7.2 million respectively as of December 31, 2024. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

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

Loans

The table below presents the Corporation’s loan composition by segment as of the dates indicated, and the dollar and percent change from December 31, 2024 to September 30, 2025 (dollars in thousands):

LOAN PORTFOLIO COMPOSITION
	September 30, 2025	% of Total Loans	December 31, 2024	% of Total Loans	Change	% Change
Commercial and industrial	$309,221	14.0%	$299,521	14.5%	$9,700	3.2%
Commercial mortgages:
Construction	109,607	5.0%	94,943	4.6%	14,664	15.4%
Owner occupied commercial real estate	169,914	7.7%	142,279	6.8%	27,635	19.4%
Non-owner occupied commercial real estate	1,082,519	49.2%	979,782	47.3%	102,737	10.5%
Residential mortgages	277,729	12.6%	274,979	13.3%	2,750	1.0%
Consumer loans:
Home equity lines and loans	103,072	4.7%	93,220	4.5%	9,852	10.6%
Indirect consumer loans	143,154	6.5%	178,118	8.6%	(34,964)	(19.6)%
Direct consumer loans	7,140	0.3%	8,577	0.4%	(1,437)	(16.8)%
Total	$2,202,356	100.0%	$2,071,419	100.0%	$130,937	6.3%

Portfolio loans totaled $2.202 billion as of September 30, 2025, an increase of $130.9 million, or 6.3%, from $2.071 billion as of December 31, 2024. The increase in loans can be attributed to increases of $145.0 million in commercial mortgages, $9.7 million in commercial and industrial loans, and $2.8 million in residential mortgages, offset by a decrease of $26.5 million in consumer loans.

Commercial lending continues to be a primary driver of growth for the Corporation, and demand remains strong across the Corporation's footprint, particularly for commercial real estate in the Capital Bank and Canal Bank divisions in the Albany and Western New York markets, respectively. Loan growth in the Canal Bank division has accelerated in 2025 after the opening of a regional banking center and expansion of the commercial lending team in that market. Total commercial loan balances in the Canal Bank division increased 38.6% to $184.7 million as of September 30, 2025, from $133.3 million as of December 31, 2024. Commercial real estate loans, including construction loans, increased year-to-date for all three regional divisions, led by a $72.7 million increase for the Capital Bank division. Commercial real estate balances for the Canal Bank and Chemung Canal divisions increased $51.4 million and $25.1 million year-to-date, respectively. Commercial and industrial loan balances increased $5.9 million and $5.6 million in the Chemung Canal and Capital Bank divisions, respectively, while balances for Canal Bank decreased $1.8 million year-to-date.

Residential mortgage loans totaled $277.7 million as of September 30, 2025, an increase of $2.8 million, or 1.0%, compared to December 31, 2024. During the nine months ended September 30, 2025, the Corporation originated $41.7 million in residential mortgages, including $10.3 million originated to be sold in the secondary market to Freddie Mac and FHLBNY. Total balances of residential mortgage originations increased 37.0% compared to the same period in the prior year; however overall origination volumes remain below typical historic levels. Total consumer loans decreased $26.5 million, or 0.5%, largely due to a decrease of $35.0 million, or 19.6%, in indirect consumer loans compared to December 31, 2024, partially offset by an increase of $9.9 million in home equity lines and loans. The decrease in indirect consumer loans was primarily due to the prioritization of other types of lending, resulting in paydowns exceeding originations during 2025 year to date, as well as the relatively fast turnover rate in the portfolio. The increase in home equity lines and loans was mainly due to home equity line of credit promotional efforts during 2025, which included offering a below-market introductory interest rate.

The table below presents the Corporation’s outstanding loan balances by Bank division (in thousands):

LOANS BY DIVISION
	September 30, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Chemung Canal Trust Company	$617,916	$626,903	$665,701	$651,516	$592,172
Capital Bank Division	1,387,803	1,302,593	1,206,561	1,098,104	879,105
Canal Bank Division	196,637	141,923	100,402	79,828	46,972
Total loans	$2,202,356	$2,071,419	$1,972,664	$1,829,448	$1,518,249

Commercial real estate lending represented the largest portion of the Corporation's loan portfolio as of September 30, 2025 and December 31, 2024. Commercial real estate lending is comprised of the construction, owner occupied commercial real estate, and non-owner occupied commercial real estate categories of the loan portfolio, as presented in Note 4 - Loans and Allowance for Credit Losses to the Consolidated Financial Statements. As of September 30, 2025 and December 31, 2024, total commercial real estate loans were $1.362 billion and $1.217 billion, respectively, representing 61.9% and 58.7% of total loan balances, respectively. As the largest component of the Corporation's loan portfolio, quantitative and qualitative attributes of commercial real estate have a significant impact on management's strategic initiatives, and understanding such attributes are critical in understanding the Corporation's anticipated future liquidity needs and sensitivity to changes in interest rates. Management closely monitors maturity and repricing schedules as part of its broader risk management framework, enabling measures to proactively manage economic volatility and promote longer-term portfolio stability. Management also evaluates the risk inherent in its portfolio of commercial real estate loans using a variety of metrics, including but not limited to type, geography, collateral, and borrower or sponsor industry.

The table below presents commercial real estate loans by maturity and repricing date as of September 30, 2025 (dollars in thousands):

Commercial real estate loans:	2025	2026	2027	2028	2029	After 2029 (1)	Total
Maturing in:	$32,336	$80,885	$84,085	$88,106	$118,675	$957,953	$1,362,040
Percentage of total	2.4%	5.9%	6.2%	6.5%	8.7%	70.3%	100.0%

Repricing in:	$482,961	$82,168	$94,323	$102,515	$116,173	$483,900	$1,362,040
Percentage of total	35.5%	6.0%	6.9%	7.5%	8.5%	35.6%	100.0%

(1) Includes fixed rate loans

The table below presents commercial real estate loans by type and percentage as of September 30, 2025 and December 31, 2024 (dollars in thousands):

Commercial real estate loans by type:	September 30, 2025	% of Total	December 31, 2024	% of Total	% Change
Construction	$109,607	8.0%	$94,943	7.8%	15.4%
1-4 family residential (1)	54,464	4.1%	44,374	3.6%	22.7%
Multifamily	425,373	31.2%	398,728	32.8%	6.7%
Owner occupied	169,914	12.5%	142,279	11.7%	19.4%
Non-owner occupied	602,682	44.2%	536,680	44.1%	12.3%
Total	$1,362,040	100.0%	$1,217,004	100.0%	11.9%

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

The table below presents commercial real estate loans by regional location of collateral and percentage as of September 30, 2025 and December 31, 2024 (dollars in thousands):

Commercial real estate loans by regional location of collateral:	September 30, 2025	% of Total	December 31, 2024	% of Total	% Change
Capital Region	$841,640	61.8%	$783,342	64.3%	7.4%
Southern Tier & Finger Lakes	226,048	16.6%	221,078	18.2%	2.2%
Western New York	224,642	16.5%	155,527	12.8%	44.4%
Other (1)	69,710	5.1%	57,057	4.7%	22.2%
Total	$1,362,040	100.0%	$1,217,004	100.0%	11.9%

(1) Includes $61.2 million in commercial real estate loans located outside of New York State.

The Corporation closely monitors economic and credit trends for the industries in which its commercial real estate borrowers are involved. Property types are designated based on the purpose of the collateral securing commercial real estate loans. The table below presents commercial real estate loans by borrower industry and percentage as of September 30, 2025 and December 31, 2024, as well as the weighted average (WA) loan to value (LTV) ratio for each industry as of September 30, 2025 (dollars in thousands):

Commercial real estate loans by borrower industry:	September 30, 2025	% of Total	WA LTV %	December 31, 2024	% of Total	% Change
Construction & land development	$109,607	8.0%	NA	$94,943	7.8%	15.4%
Industrial	68,552	5.0%	52.9%	62,817	5.3%	9.1%
Warehouse & storage	99,826	7.3%	56.6%	91,357	7.5%	9.3%
Retail	247,301	18.2%	58.3%	212,938	17.5%	16.1%
Office	132,159	9.7%	60.6%	122,248	10.0%	8.1%
Hotel	75,195	5.5%	54.6%	53,960	4.4%	39.4%
1-4 family residential rental	55,561	4.1%	65.7%	44,374	3.6%	25.2%
Multifamily (5+)	460,279	33.8%	60.3%	427,257	35.1%	7.7%
Medical	50,980	3.7%	62.7%	45,480	3.7%	12.1%
Educational	21,811	1.6%	56.5%	22,129	1.8%	(1.4)%
Other	40,769	3.1%	49.8%	39,501	3.3%	3.2%
Total	$1,362,040	100.0%	58.8%	$1,217,004	100.0%	11.9%
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which may cause them to be similarly impacted by economic or other conditions. Industries are identified using NAICS codes, and the Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations of greater than 10.0% of total loans. As of September 30, 2025 and December 31, 2024, commercial loans to borrowers involved in the real estate and real estate rental and leasing businesses were 52.0% and 50.9% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of September 30, 2025 and December 31, 2024.

The table below presents the maturity of loans outstanding as of September 30, 2025 (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$99,557	$139,337	$68,624	$1,703	$309,221
Commercial mortgages:
Construction	10,512	50,010	49,085	—	109,607
Owner occupied commercial real estate	8,365	44,501	111,622	5,426	169,914
Non-owner occupied commercial real estate	82,990	363,808	617,871	17,850	1,082,519
Residential mortgages	10,109	12,843	83,680	171,097	277,729
Consumer loans:
Home equity lines and loans	225	6,461	57,243	39,143	103,072
Indirect consumer loans	1,300	109,139	32,715	—	143,154
Direct consumer loans	357	4,285	1,410	1,088	7,140
Total	$213,415	$730,384	$1,022,250	$236,307	$2,202,356

The tables below present the amounts due after one year, classified according to fixed interest rates and variable interest rates as of September 30, 2025 (in thousands):

Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$65,306	$35,808	$30	$101,144
Commercial mortgages:
Construction	3,098	1,016	—	4,114
Owner occupied commercial real estate	16,914	21,734	—	38,648
Non-owner occupied commercial real estate	197,682	108,312	3,301	309,295
Residential mortgages	12,843	79,836	118,776	211,455
Consumer loans:
Home equity lines and loans	5,143	48,901	404	54,448
Indirect consumer loans	109,139	32,716	—	141,855
Direct consumer loans	4,285	398	54	4,737
Total	$414,410	$328,721	$122,565	$865,696

Loans maturing with variable interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$74,031	$32,816	$1,673	$108,520
Commercial mortgages:				—
Construction	46,912	48,069	—	94,981
Owner occupied commercial real estate	27,587	89,888	5,426	122,901
Non-owner occupied commercial real estate	166,126	509,559	14,549	690,234
Residential mortgages	—	3,844	52,321	56,165
Consumer loans:				—
Home equity lines and loans	1,318	8,341	38,739	48,398
Indirect consumer loans	—	—	—	—
Direct consumer loans	—	1,012	1,034	2,046
Total	$315,974	$693,529	$113,742	$1,123,245

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

The following table summarizes the Corporation's non-performing assets (dollars in thousands):

NON-PERFORMING ASSETS
	September 30, 2025	December 31, 2024
Total non-performing loans	$7,762	$8,954
Other real estate owned and repossessed vehicles	210	652
Total non-performing assets	$7,972	$9,606

Ratio of non-performing loans to total loans	0.35%	0.43%
Ratio of non-performing assets to total assets	0.30%	0.35%
Ratio of allowance for credit losses to non-performing loans	304.63%	238.87%
Accruing loans past due 90 days or more (1)	$21	$23

(1) Not included in non-performing assets above.

Non-performing loans totaled $7.8 million, or 0.35% of total loans as of September 30, 2025, compared to $9.0 million, or 0.43% of total loans as of December 31, 2024. Non-performing assets, which are comprised of non-performing loans, other real estate owned, and repossessed vehicles were $8.0 million, or 0.30% of total assets as of September 30, 2025, compared to $9.6 million, or 0.35% of total assets as of December 31, 2024. The decrease in non-performing loans was largely due to the payoff of four nonaccrual commercial real estate loans totaling $1.6 million during the nine months ended September 30, 2025 and the charge-off of two commercial and industrial loans during the second quarter of 2025, totaling $0.8 million. Additionally, there were $0.6 million in paydowns on other non-performing commercial loans, partially offset by $0.4 million in additions to nonaccrual commercial loans during the nine months ended September 30, 2025. Non-performing retail loans increased $1.4 million compared to December 31, 2024, driven by $3.1 million in additions to nonaccrual retail loans, partially offset by $0.7 million in net charge-offs and $1.2 million in paydowns during the nine months ended September 30, 2025.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Corporation works closely with borrowers experiencing financial difficulties to identify viable solutions that minimize the potential for loss. The Corporation especially monitors modifications made to borrowers experiencing financial difficulty where contractual cash flows are directly impacted, including through principal reductions, reductions in effective interest rates, term extensions, significant payment delays, or a combination thereof. As of September 30, 2025, the Corporation had seven active loans modified under such terms. There was one loan modification made to a borrower experiencing financial difficulty during the three and nine month period ended September 30, 2025; a payment delay on a $3.4 million non-owner occupied commercial real estate loan. During the nine month period ended September 30, 2025, a $0.7 million unsecured commercial and industrial loan which had previously been given a six month term extension was fully charged-off. All other active loans were performing on their modified terms as of September 30, 2025.

Allowance for Credit Losses
The allowance for credit losses is an amount that management believes will be adequate to absorb the estimated lifetime credit losses inherent in assets exhibiting credit risk as of the measurement date. The allowance is in conformity with the requirements established by ASC 326 - Financial Instruments - Credit Losses. The allowance for credit losses covers a range of assets including loans, unfunded commitments, and debt securities, incorporating both quantitative and qualitative components. As of September 30, 2025 and December 31, 2024, the Corporation did not allocate any allowance for credit losses to its portfolios of available for sale or held to maturity debt securities, due to the explicit or implicit U.S. Government guarantee as to principal and interest payments on the majority of the portfolio, and the immateriality of credit risk on remaining unguaranteed securities.
Loans are analyzed for credit loss on either an individual basis or a pooled (collective) basis, determined by risk characteristics. The Corporation begins analyzing loans on an individual basis when management determines a loan no longer exhibits risk characteristics consistent with the risk characteristics in its designated pool under the Corporation's CECL methodology. The amortized cost basis of individually analyzed loans as of September 30, 2025 totaled $4.1 million, compared to $6.5 million as of December 31, 2024. Remaining loans are analyzed on a pooled basis and are segmented based on groups of assigned FFIEC Call Report codes. Management seeks to disaggregate its loan portfolio in a granular enough manner to capture the risk profile of each loan, yet broad enough to accurately allow for the application of certain pool-level assumptions.
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
For pooled loans, quantitative analysis is based on an estimated discounted cash flow analysis (DCF) performed at the loan level. The modeled reserve requirement equals the difference between the book balance of the loan as of the measurement date and the present value of assumed cash flows for the life of the loan. The underlying assumptions of the DCF are based on the relationship between a projected value of an economic indicator, and the implied historical loss experience amongst a group of curated peers. The Corporation utilizes a regression analysis to determine suitable loss drivers for each pool of loans. Based on these results a probability of default (PD) and loss given default (LGD) is assigned to each potential value of a chosen economic indicator for each pool of loans, and is then applied to the portfolio to derive the statistical loss implications thereof. An estimated loss for each period of the DCF, as well as implied recovery of past losses, is incorporated into the DCF. The Corporation relies on FOMC data, including its projections for U.S. civilian unemployment and U.S. GDP growth, as the source for its readily available and reasonable economic forecast. The forecasted values are applied over a rolling four quarter period, and revert to the historic mean of the economic variable over an eight quarter period, on a straight-line basis.
Qualitative adjustments represent management's expectation of certain risks not being fully captured in the quantitative portion of the model. Qualitative adjustment rates are applied to each loan within a pool on a consistent basis. Factors considered as part of the qualitative adjustment analysis primarily include economic considerations not captured by the model, changes in conditions within the Bank such as lending standards, personnel, and concentrations of credit, among others, as well as external factors such as changes in the regulatory and competitive landscape.
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

The allowance for credit losses on loans was $23.6 million as of September 30, 2025, and $21.4 million as of December 31, 2024. The allowance for credit losses on loans was 304.63% of non-performing loans as of September 30, 2025, compared to 238.87% as of December 31, 2024. The ratio of allowance for credit losses on loans to total loans was 1.07% as of September 30, 2025 and 1.03% as of December 31, 2024. Net charge-offs for the nine months ended September 30, 2025 and 2024 were $1.3 million and $0.6 million, respectively.
The increase in the allowance for credit losses was largely due to the annual review and update performed on the loss drivers used as the basis for the Bank's CECL model, commercial loan growth, and changes in model inputs such as economic forecasts and prepayment speeds. The overall increase in the allowance for credit losses was partially offset by a decrease in the allowance for credit losses on individually analyzed loans, due to two charge-offs on loans which carried specific reserve allocations, as well as a net decrease in qualitative adjustments applied to the Bank's CECL model as of September 30, 2025 compared to December 31, 2024.
Loss drivers are the economic variables used to make forward looking credit loss projections. The economic variable used as a loss driver used for the Bank's commercial and industrial and other loans pools were adjusted as a result of the annual update; the loss driver used in the prior year was the FOMC's projection for U.S civilian unemployment rate and the loss driver used in the current year is the FOMC's projection for U.S. GDP growth. Recalibration of loss drivers resulted in an increase in baseline loss rates used in CECL modeling, reflecting additional periods of data added to the analysis and normal evaluation of the composition of the peer groups used in modeling. Commercial loan growth totaled $154.7 million for the nine months ended September 30, 2025, or 11.3%, contributing to the increase in the allowance for credit losses. FOMC forecasts for both U.S. civilian unemployment and year-over-year U.S. GDP growth deteriorated as of September 30, 2025, compared to December 31, 2024, with the projection for year-end 2025 U.S. civilian unemployment increasing 20 basis points and the projection for U.S. GDP growth decreasing 50 basis points. The FOMC has incorporated elevated levels of uncertainty into their forecasts based on the current environment. Prepayment speeds, which have an inverse relationship with modeled credit losses, also declined as of September 30, 2025, compared to December 31, 2024.

The table below summarizes the Corporation’s allowance for credit losses and non-performing loans outstanding by loan category as of September 30, 2025 and December 31, 2024 (dollars in thousands):

ALLOWANCE BY LOAN CATEGORY
Balance as of September 30, 2025	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,577	1.48%	$763	0.25%	599.87%
Commercial mortgages	13,738	1.01%	3,116	0.23%	440.89%
Residential mortgages	2,633	0.95%	1,905	0.69%	138.22%
Consumer loans	2,697	1.06%	1,978	0.78%	136.35%
Total	$23,645	1.07%	$7,762	0.35%	304.63%

Balance as of December 31, 2024	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,520	1.51%	$1,534	0.51%	294.65%
Commercial mortgages	11,214	0.92%	4,959	0.41%	226.13%
Residential mortgages	2,259	0.82%	1,372	0.50%	164.65%
Consumer loans	3,395	1.21%	1,089	0.39%	311.75%
Total	$21,388	1.03%	$8,954	0.43%	238.87%

(1) Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios as of September 30, 2025 and December 31, 2024:

Consolidated Ratios	September 30, 2025	December 31, 2024
Non-performing loans to total loans	0.35%	0.43%
Allowance for credit losses to total loans	1.07%	1.03%
Allowance for credit losses to non-performing loans	304.63%	238.87%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the nine months ended September 30, 2025 and 2024:

Net Charge-Off Ratio	September 30, 2025	September 30, 2024
Commercial and industrial	0.33%	(0.05)%
Commercial mortgages	—%	—%
Residential mortgages	(0.01)%	(0.02)%
Consumer loans	0.30%	0.31%
Total	0.08%	0.04%

The table below summarizes the Corporation’s credit loss experience for the nine months ended September 30, 2025 and 2024 (in thousands):

SUMMARY OF CREDIT LOSS EXPERIENCE
	Nine Months Ended September 30,
	2025	2024
Balance of allowance for credit losses at beginning of period	$21,388	$22,517
Charge-offs:
Commercial and industrial	777	18
Commercial mortgages	—	—
Residential mortgages	—	21
Consumer loans	1,030	1,083
Total charge-offs	$1,807	$1,122
Recoveries:
Commercial and industrial	$9	$118
Commercial mortgages	3	3
Residential mortgages	16	57
Consumer loans	439	378
Total recoveries	$467	$556
Net charge-offs (recoveries)	1,340	566
Provision (credit) for credit losses on-balance sheet exposure (1)	3,597	(510)
Balance of allowance for credit losses at end of period	$23,645	$21,441

(1) Additional provision related to off-balance sheet exposure was a credit of $296 thousand for the nine months ended September 30, 2025 and a credit of $87 thousand for the nine months ended September 30, 2024.

Other Real Estate Owned and Repossessed Vehicles

Other real estate owned totaled $0.1 million as of September 30, 2025, and $0.4 million as of December 31, 2024. As of September 30, 2025 there was only one property included in other real estate owned, which had previously been associated with a home equity loan. There were no properties added to other real estate owned in the first nine months of 2025. There were a total of five properties sold from other real estate owned in the first nine months of 2025, including one property which had carried a $32 thousand valuation allowance at the time of sale. The Corporation's net loss on the sale of other real estate owned during the first nine months of 2025 was $8 thousand. The Corporation had $0.2 million in repossessed vehicles as of September 30, 2025 and $0.1 million as of December 31, 2024, which is included in other assets on the Consolidated Balance Sheets, and is a component of non-performing assets.

Deposits

The table below summarizes the Corporation’s deposit composition by segment as of September 30, 2025 and December 31, 2024, and the dollar and percent change from December 31, 2024 to September 30, 2025 (in thousands):

DEPOSITS
					September 30, 2025 v. December 31, 2024
	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non interest-bearing demand deposits	$633,216	26.8%	$625,762	26.1%	$7,454	1.2%
Interest-bearing demand deposits	356,271	15.1%	306,536	12.8%	49,735	16.2%
Money market deposits	652,289	27.7%	595,123	24.8%	57,166	9.6%
Savings deposits	231,905	9.8%	245,550	10.2%	(13,645)	(5.6)%
Certificates of deposit $250,000 or less	353,341	15.0%	401,563	16.8%	(48,222)	(12.0)%
Certificates of deposit greater than $250,000	104,402	4.5%	101,125	4.3%	3,277	3.2%
Brokered deposits	—	—%	92,159	3.8%	(92,159)	(100.0)%
Other time deposits	27,092	1.1%	29,065	1.2%	(1,973)	(6.8)%
Total	$2,358,516	100.0%	$2,396,883	100.0%	$(38,367)	(1.6)%

Deposits totaled $2.359 billion as of September 30, 2025 compared to $2.397 billion as of December 31, 2024, a decrease of $38.4 million, or 1.6%. The decrease was primarily attributable to decreases of $92.2 million in brokered deposits, partially offset by an increase of $53.8 million in total customer deposits. The decrease in brokered deposits was due to the payoff of all outstanding brokered deposits at maturity in the third quarter of 2025 utilizing proceeds from the Corporation's sale of available for sale securities and issuance of subordinated debt. The increase in total customer deposits was attributable to increases of $57.2 million in insured money market deposits, $49.7 million in interest-bearing demand deposits, and $7.5 million in non interest-bearing demand deposits. These increases were partially offset by decreases of $46.9 million in customer time deposits and $13.6 million in savings deposits.
Both the increases in money market deposits and interest-bearing demand deposits were mainly attributable to seasonal inflows of municipal deposits, as well as net inflows of commercial client deposits compared to prior year-end. The increase in non-interest bearing demand deposits was primarily due to net inflows from both individuals and commercial clients compared to prior year-end. Non interest-bearing deposits comprised 26.8% and 26.1% of total deposits as of September 30, 2025 and December 31, 2024, respectively. The increase in non interest-bearing demand deposits to total deposits was largely the result of a decrease in brokered deposits compared to prior year-end. The decrease in customer time deposits was largely due to maturities of previous CD campaigns which were not renewed. In 2025, the Corporation has focused on shorter-duration CD campaigns and has reduced interest rates on campaign offerings since prior year-end. The Corporation's reliance on growth in time deposit balances to fund asset growth declined year-to-date during 2025 as a result of strengthened liquidity from the net proceeds of the Corporation's balance sheet repositioning, as well as increases in other deposit account types.

The growth in customer deposits was due primarily to increases of $59.4 million in public deposits, $30.9 million in commercial deposits and $13.1 million in ICS deposits, offset by decreases of $39.8 million in CDARS deposits and $9.7 million in consumer deposits, when compared to December 31, 2024. As of September 30, 2025, demand deposit and money market deposits comprised 69.6% of total deposits compared to 63.7% as of December 31, 2024. The aggregate amount of the Corporation's outstanding uninsured deposits was 31.4% and 27.2% of total deposits, as of September 30, 2025 and December 31, 2024, respectively.

The table below presents the Corporation's deposits balances by Bank division (in thousands):

DEPOSITS BY DIVISION
	September 30, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Chemung Canal Trust Company	$1,930,158	$1,892,228	$1,899,903	$1,815,566	$1,738,015
Capital Bank Division	381,445	399,411	380,962	435,207	415,607
Canal Bank Division	46,913	13,085	5,786	3,002	1,811
Brokered Deposits	—	92,159	142,776	73,452	—
Total	$2,358,516	$2,396,883	$2,429,427	$2,327,227	$2,155,433

In addition to consumer, commercial, and public deposits, other sources of funds include reciprocal deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. The CDARS and ICS reciprocal program uses a sophisticated matching system, where funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Additionally, the CDARS and ICS One-Way Buy programs allow the Corporation to obtain wholesale brokered deposits through the system. Deposits obtained through the CDARS and ICS reciprocal programs were $360.6 million and $387.3 million as of September 30, 2025, and December 31, 2024, respectively. The Corporation paid off its brokered deposits, which included funds obtained through brokers, at maturity in the third quarter of 2025, whereas it held a balance of $92.2 million as of December 31, 2024.

The Corporation’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquiring deposits by entering new markets through branch acquisitions or de novo branching, (ii) an annual checking account marketing campaign, (iii) training branch employees to identify and meet client financial needs with Bank products and services, (iv) linking business and consumer loans to the customer's primary checking account at the Bank, (v) aggressively promoting direct deposit of client’s payroll checks or benefit checks and (vi) constantly monitoring the Corporation’s pricing strategies to ensure competitive products and services. The Corporation also considers brokered deposits to be an element of its deposit strategy and may use brokered deposits as a secondary source of funding to support growth.

Borrowings
Borrowings decreased $65.4 million to $47.5 million as of September 30, 2025 from December 31, 2024, primarily due to an increase in cash and cash equivalents, reducing the need for wholesale borrowings. The Corporation utilized a portion of the proceeds from its balance sheet restructuring in the second quarter of 2025 to pay off $55.0 million of FHLBNY short-term advances which matured in the third quarter of 2025. The Corporation’s borrowed funds as of December 31, 2024 were comprised of a $109.1 million FHLBNY overnight advance. There were no outstanding FHLBNY or FRBNY term advances as of December 31, 2024.
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

Shareholders’ Equity
Total shareholders' equity increased by $30.0 million from $215.3 million as of December 31, 2024 to $245.3 million as of September 30, 2025. The increase can primarily be attributed to a decrease of $26.0 million in accumulated other comprehensive loss and an increase of $2.7 million in retained earnings. The decrease in accumulated other comprehensive loss was largely due to the reclassification of a portion of losses attributable to the available for sale securities portfolio into current period earnings, due to the Corporation's sale of available for sale securities in the second quarter of 2025, as well as an increase in the fair value of securities available for sale, mainly due to favorable changes in market interest rates. The increase in retained earnings was mainly due to net income of $7.4 million for the nine months ended September 30, 2025 which included a $13.2 million loss on the sale of available for sale securities in the second quarter of 2025, net of tax, partially offset by dividends declared of $4.7 million during the nine months ended September 30, 2025. Treasury stock decreased by $1.1 million, primarily due to the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 9.10% as of September 30, 2025 compared to 7.76% as of December 31, 2024. The tangible equity to tangible assets ratio was 8.36% as of September 30, 2025 compared to 7.02% as of December 31, 2024. Book value per share increased to $50.98 as of September 30, 2025 from $45.13 as of December 31, 2024.
The Bank is subject to the capital adequacy guidelines of the Federal Reserve, which establishes a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of September 30, 2025, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased in the third quarter of 2025. As of September 30, 2025, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares as of September 30, 2025.

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
As of September 30, 2025, the Corporation's cash and cash equivalents balance was $107.6 million, largely consisting of remaining proceeds from the Corporation's sale of a portion of the available for sale securities portfolio and subordinated debt issuance in the second quarter of 2025. The Corporation continues to maintain an investment portfolio of securities available for sale, comprised of government sponsored entity mortgage-backed securities, municipal bonds, and corporate bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of September 30, 2025, the Corporation's investment in securities available for sale was $280.5 million, $67.7 million of which was not pledged as collateral.

The Corporation is a member of the FHLBNY, which allows it to access borrowings to enhance management's ability to satisfy future liquidity needs. As of September 30, 2025, the Bank had pledged a total of $245.9 million of residential mortgage loans and home equity loans under a blanket lien arrangement. Based on this available collateral, the Corporation was eligible to borrow up to a total of $169.7 million as of September 30, 2025. The Bank did not have any outstanding FHLBNY advances as of September 30, 2025. As of December 31, 2024, the Bank had pledged a total of $244.6 million of residential mortgage loans and home equity loans under a blanket lien arrangement, and $60.0 million of U.S. Treasury bonds held as collateral. Based upon this available collateral, the Corporation was eligible to borrow up to a total of $221.1 million, and utilized $109.1 million as of December 31, 2024. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.
Uninsured deposits totaled $740.4 million as of September 30, 2025, and $652.3 million as of December 31, 2024, which included $204.9 million and $145.6 million of municipal deposits that were collateralized by pledged assets when appropriate, respectively. The aggregate amount of the Corporation's outstanding uninsured deposits was 31.4% and 27.2% of total deposits, as of September 30, 2025 and December 31, 2024, respectively. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions due to their fluidity.
The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it may continue utilizing brokered deposits as a secondary source of funding to support growth. Brokered deposits may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. The Corporation had no brokered deposits as of September 30, 2025, and $92.2 million, as of December 31, 2024. The Corporation also had a total of $75.0 million of unsecured lines of credit with five different financial institutions, all of which were available as of September 30, 2025 and December 31, 2024. Also available to the Corporation is the Discount Window Lending provided by the FRB, at which $7.9 million in borrowing capacity was available as of September 30, 2025.
Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$29,166	$23,580
Net cash provided (used) in investing activities	139,533	(14,840)
Net cash (used) provided by financing activities	(108,088)	34,853
Net increase in cash and cash equivalents	$60,611	$43,593

Operating activities
The Corporation believes cash flows from operations, available cash balances, and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first nine months of 2025 and 2024 primarily resulted from net income after non-cash operating adjustments.

Investing activities
Cash provided by investing activities during the first nine months of 2025 was primarily due to proceeds from the sale of available for sale securities during the second quarter of 2025. Cash used in investing activities during the first nine months of 2024 primarily resulted from a net increase in loans, partially offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash used in financing activities during the first nine months of 2025 was primarily due to decreases in total deposits, including brokered deposits, and FHLBNY advances, partially offset by the issuance of subordinated debt in the second quarter of 2025. Cash provided by financing activities during the first nine months of 2024 was primarily due to a net increase in deposits and a net increase in FHLBNY advances.

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

Pursuant to the Regulatory Relief Act, the FRB finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10.0 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020. The Bank has not elected to use the community bank leverage ratio.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of September 30, 2025 and December 31, 2024, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of September 30, 2025, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of September 30, 2025 and December 31, 2024 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of September 30, 2025 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$330,753	15.44%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$318,768	14.88%	$171,349	8.00%	$224,896	10.50%	$214,186	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$262,560	12.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$294,577	13.75%	$128,512	6.00%	$182,058	8.50%	$171,349	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$262,560	12.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$294,577	13.75%	$96,384	4.50%	$149,930	7.00%	$139,221	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$262,560	9.66%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$294,577	10.84%	$108,650	4.00%	N/A	N/A	$135,813	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2024 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$280,778	13.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$275,179	13.09%	$168,137	8.00%	$220,680	10.50%	$210,172	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$258,550	12.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	12.04%	$126,103	6.00%	$178,646	8.50%	$168,137	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$258,550	12.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	12.04%	$94,577	4.50%	$147,120	7.00%	$136,612	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$258,550	9.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	8.98%	$112,639	4.00%	N/A	N/A	$140,799	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. As of September 30, 2025, the Bank could, without prior approval, declare dividends of approximately $44.3 million.

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

						As of or for the
(in thousands, except ratio data)	As of or for the Three Months Ended					Nine Months Ended
Net Interest Margin - Fully Taxable Equivalent	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2025	2025	2025	2024	2024	2025	2024
Net interest income (GAAP)	$22,688	$20,808	$19,817	$19,821	$18,388	$63,313	$54,238
Fully taxable equivalent adjustment	67	76	80	88	83	223	248
Fully taxable equivalent net interest income (non-GAAP)	$22,755	$20,884	$19,897	$19,909	$18,471	$63,536	$54,486

Average interest-earning assets (GAAP)	$2,617,680	$2,749,856	$2,729,661	$2,711,995	$2,699,968	$2,698,654	$2,693,499

Net interest margin - fully taxable equivalent (non-GAAP)	3.45%	3.05%	2.96%	2.92%	2.72%	3.15%	2.70%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
Efficiency Ratio	2025	2025	2025	2024	2024	2025	2024
Net interest income (GAAP)	$22,688	$20,808	$19,817	$19,821	$18,388	$63,313	$54,238
Fully taxable equivalent adjustment	67	76	80	88	83	223	248
Fully taxable equivalent net interest income (non-GAAP)	$22,755	$20,884	$19,897	$19,909	$18,471	$63,536	$54,486

Non-interest income (GAAP)	$6,088	$(10,705)	$5,889	$6,056	$5,919	$1,272	$17,174
Less: net (gains) losses on securities transactions	—	17,498	—	—	—	17,498	—
Less: (gain) loss on sale of branch property	—	(629)	—	—	—	(629)	—
Adjusted non-interest income (non-GAAP)	$6,088	$6,164	$5,889	$6,056	$5,919	$18,141	$17,174

Non-interest expense (GAAP)	$17,645	$17,769	$16,927	$17,823	$16,510	$52,341	$49,427

Efficiency ratio (unadjusted)	61.32%	175.88%	65.85%	68.88%	67.92%	81.04%	69.21%
Efficiency ratio (adjusted)	61.18%	65.69%	65.64%	68.64%	67.69%	64.08%	68.97%

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

						As of or for the
(in thousands, except per share and ratio data)	As of or for the Three Months Ended					Nine Months Ended
Tangible Equity and Tangible Assets (Period End)	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2025	2025	2025	2024	2024	2025	2024
Total shareholders' equity (GAAP)	$245,308	$234,966	$228,306	$215,309	$220,654	$245,308	$220,654
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible equity (non-GAAP)	$223,484	$213,142	$206,482	$193,485	$198,830	$223,484	$198,830

Total assets (GAAP)	$2,696,634	$2,852,488	$2,796,725	$2,776,147	$2,774,215	$2,696,634	$2,774,215
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,674,810	$2,830,664	$2,774,901	$2,754,323	$2,752,391	$2,674,810	$2,752,391

Total equity to total assets at end of period (GAAP)	9.10%	8.24%	8.16%	7.76%	7.95%	9.10%	7.95%
Book value per share (GAAP)	$50.98	$48.85	$47.49	$45.13	$46.22	$50.98	$46.22

Tangible equity to tangible assets at end of period (non-GAAP)	8.36%	7.53%	7.44%	7.02%	7.22%	8.36%	7.22%
Tangible book value per share (non-GAAP)	$46.44	$44.31	$42.95	$40.55	$41.65	$46.44	$41.65

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
Tangible Equity (Average)	2025	2025	2025	2024	2024	2025	2024
Total average shareholders' equity (GAAP)	$239,836	$229,161	$222,802	$219,254	$210,421	$230,662	$200,588
Less: average intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Average tangible equity (non-GAAP)	$218,012	$207,337	$200,978	$197,430	$188,597	$208,838	$178,764

Return on average equity (GAAP)	12.89%	(11.29)%	10.96%	10.73%	10.81%	4.27%	11.82%
Return on average tangible equity (non-GAAP)	14.18%	(12.48)%	12.15%	11.92%	12.07%	4.71%	13.27%

Adjustments for Certain Items of Income or Expense

In addition to disclosures of certain GAAP financial measures, including net income (loss), EPS, ROA, and ROE, the Corporation may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period, including certain nonrecurring items. The Corporation believes that the resulting non-GAAP financial measures may improve an understanding of its results of operations by separating out any such transactions or items that may have had a disproportionate positive or negative impact on the Corporation’s financial results during the particular period in question. In the Corporation’s presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, the Corporation supplies the supplemental financial information and explanations required under Regulation G.

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
Non-GAAP Net Income (Loss)	2025	2025	2025	2024	2024	2025	2024
Reported net income (loss) (GAAP)	$7,792	$(6,452)	$6,023	$5,914	$5,720	$7,363	$17,757
Net (gains) losses on securities transactions (net of tax)	—	13,237	—	—	—	13,237	—
Net (gain) loss on sale of branch property (net of tax)	—	(463)	—	—	—	(463)	—
Non-GAAP net income	$7,792	$6,322	$6,023	$5,914	$5,720	$20,137	$17,757

Average basic and diluted shares outstanding	4,811	4,808	4,791	4,774	4,773	4,802	4,769

Reported basic and diluted earnings (loss) per share (GAAP)	$1.62	$(1.35)	$1.26	$1.24	$1.19	$1.53	$3.72
Reported return on average assets (GAAP)	1.15%	(0.92)%	0.88%	0.85%	0.83%	0.36%	0.87%
Reported return on average equity (GAAP)	12.89%	(11.29)%	10.96%	10.73%	10.81%	4.27%	11.82%

Non-GAAP basic and diluted earnings per share	$1.62	$1.31	$1.26	$1.24	$1.19	$4.19	$3.72
Non-GAAP return on average assets	1.15%	0.90%	0.88%	0.85%	0.83%	0.98%	0.87%
Non-GAAP return on average equity	12.89%	11.07%	10.96%	10.73%	10.81%	11.67%	11.82%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. As of September 30, 2025, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would negatively impact the next 12 months net interest income by 0.19% and 0.97%, respectively. Immediate increases of 100 basis points and 200 basis points would positively impact the next 12 months net interest income by 4.49% and 8.88%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
200 basis points decrease	(0.97)%
100 basis points decrease	(0.19)%
100 basis points increase	4.49%
200 basis points increase	8.88%

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. As of September 30, 2025, it is estimated that an immediate decrease of 100 basis points in interest rates would positively impact the market value of the Corporation’s capital account by 0.43%, while a decrease of 200 basis points in interest rates would negatively impact the market value by 0.45%. Immediate increases in interest rates of 100 basis points and 200 basis points would positively impact the market value of the Corporation’s capital account by 2.83% and 5.06%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
200 basis points decrease	(0.45)%
100 basis points decrease	0.43%
100 basis points increase	2.83%
200 basis points increase	5.06%

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial and accounting officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2025 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial and accounting officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2025. In addition, there have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity as of September 30, 2025.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 14, 2025. Additional risks not presently known to us, or that we currently deem immaterial, may adversely affect our business, financial condition, or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2025	—	$—	—	200,816
August 1 - August 31, 2025	—	$—	—	200,816
September 1 - September 30, 2025	—	$—	—	200,816
Quarter ended September 30, 2025	—	$—	—	200,816

(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of September 30, 2025 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

During the third quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

CHEMUNG FINANCIAL CORPORATION

DATED: November 6, 2025	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: November 6, 2025	By: /s/ Dale M. McKim, III
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