Form 10-K
period 2025-12-31
CHEMUNG FINANCIAL CORP
filed 2026-03-13
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 OR

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

Based upon the closing price of the registrant's Common Stock as of June 30, 2025, the aggregate market value of the voting stock held by non-affiliates of the registrant was $200,624,366.

As of March 1, 2026, there were 4,818,467 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2026 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

In this Annual Report on Form 10-K, the terms “the Registrant,” “the Corporation,” “we,” “us,” and “our,” generally refer to Chemung Financial Corporation and its wholly owned subsidiaries collectively, except where the context indicates otherwise.

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources.  Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

To assist the reader, the Corporation has provided the following list of commonly used abbreviations and terms included in Parts I through IV.

Abbreviations

ACL	Allowance for credit losses
AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank owned life insurance
CAM	Common area maintenance charges
CAPM	Capital asset pricing model
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit loss
CFPB	Consumer Financial Protection Bureau
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
CRA	Community Reinvestment Act
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FHLBNY	Federal Home Loan Bank of New York
FINRA	Financial Industry Regulatory Authority
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
FTC	Federal Trade Commission

GAAP	U.S. Generally Accepted Accounting Principles
GENIUS Act	Guiding and Establishing National Innovation for U.S. Stablecoins Act
GLB Act	Gramm-Leach-Bliley Act
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
IPS	Investment Policy Statement
LGD	Loss given default
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
NYSDFS	New York State Department of Financial Services
OPEB	Other postemployment benefits
OREO	Other real estate owned
PD	Probability of default
Regulatory Relief Act	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
REIT	Real estate investment trust
RESPA	Real Estate Settlement Procedures Act
Riegle-Neal Act	Riegle-Neal Interstate Banking and Branching Efficiency Act
ROAA	Return on average assets
ROAE	Return on average equity
RWA	Risk-weighted assets
SOFR	Secured Overnight Financing Rate
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Security Guidelines	Interagency Guidelines Establishing Information Security Standards
Securities Act	Securities Act of 1933
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
Tax Act	Tax Cuts and Jobs Act of 2017
TILA	Truth in Lending Act
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
WMG	Wealth Management Group

Terms

Accumulated benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the pension plan is to be terminated immediately and does not consider any future salary increases.
Allowance for credit losses	Contra asset account estimating the lifetime amount the Corporation anticipates will be unrecoverable from assets with credit risk in conformity with CECL requirements outlined in ASC 326.
Allowance for credit losses to total loans	Represents period-end allowance for credit losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel III
A comprehensive set of reform measures designed to improve the regulation, supervision, and risk management within the banking sector. The reforms require banks to maintain proper leverage ratios and meet certain capital requirements.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.

Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Canal Bank	Division of Chemung Canal Trust Company located in the “Western Region” of New York State, including Erie County.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State, including the counties of Albany, Saratoga, and Schenectady.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Common area maintenance	Expenses associated with shared-space maintenance of leased premises.
Corporate loan committees	Committees responsible for approving lending that exceeds policy‑defined authority levels and for carrying out other management duties required under internal policies, includes Senior Loan Committee and Director Loan Committee
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of rules and regulations.
Economic Growth, Regulatory Relief, and Consumer Protection Act	The Economic Growth, Regulatory Relief, and Consumer Protection Act was signed on May, 24 2018 and repeals or modifies certain provisions to the Dodd-Frank Act and eases certain regulations on all but the largest banks.
Employee Retention Tax Credit	The Employee Retention Tax Credit is a refundable payroll tax credit available to eligible employers as defined by the CARES Act of 2020, and amended by the Consolidated Appropriations Act of 2021 and American Rescue Plan Act of 2021.
Executive Management Team	Senior leadership of Chemung Financial Corporation responsible for the Corporation's strategic direction and operations.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years, and other loans receivable designated for sale by management.
Long-term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
MasterCard	Payment card services vendor.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Data is not meaningful in the context presented.
Non-GAAP	A calculation not made according to GAAP.

Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes, and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit	Represents total net revenue less non-interest expense, before income tax expense. The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Projected benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the plan will not terminate in the near future and that employees will continue to work and receive future salary increases.
Regulatory Relief Act	The Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted on May 24, 2018 and provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities and investment company-related requirements.
Risk-weighted assets (RWA)	Risk-weighted assets, which is used to calculate regulatory capital ratios, consist of on- and off-balance sheet exposures that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet exposures such as lending-related commitments, guarantees, derivatives, and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets, including debt and equity instruments.
SBA loan pools	Financial instrument created through the aggregation of the guaranteed portion of business loans issued by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
Wealth Management Group	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

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
The Corporation became a financial holding company in June 2000. Financial holding company status provided the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services, which provide additional sources of fee-based income and allows the Corporation to better serve its customers. The Corporation established a financial services subsidiary, CFS, in September 2001 which offers non-banking financial services such as mutual funds, annuities, brokerage services, insurance, and tax preparation services.
The Corporation’s Board of Directors has concluded that expansion of the franchise’s geographic footprint, an increase in the Bank’s interest-earning assets and deposits, as well as the generation of new sources of non-interest income are important components of its strategic plan. Over the past two decades, the Corporation has completed two whole bank acquisitions, including of Canton, Pennsylvania based Canton Bancorp, Inc. in 2009 and Albany, New York based Fort Orange Financial Corp., in 2011, as well as branch acquisitions involving offices in Broome, Cayuga, Cortland, Seneca, Tioga, and Tompkins counties of New York. Additionally, in 2021 the Corporation expanded its geographic footprint into Western New York with the opening of a de novo branch office in Erie County, and established the “Canal Bank, a division of Chemung Canal Trust Company” brand in 2024, concurrent with the opening of a regional banking center in Erie County, located in Williamsville, New York. As a result of these transactions and organic growth, the Corporation had $2.710 billion in consolidated assets, $2.270 billion in loans, $2.271 billion in deposits, and $254.7 million in shareholders’ equity as of December 31, 2025.

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

Description of Business
The Corporation, through the Bank and CFS, provides a wide range of financial services, including demand, savings, and time deposits, commercial, residential, and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds, and brokerage services. The Bank derives its income primarily from interest and fees on loans, interest on investment securities, WMG fee income, and fees received in connection with deposit and other services. The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans, and general operating expenses.
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
For additional information, including information concerning the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. Other than as described above, there were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2025.

Lending Activities

Lending Strategy
The Corporation’s objective is to channel deposits gathered locally into high-quality, market-yielding loans without taking unacceptable credit and/or interest rate risk. The Corporation seeks to have a diversified loan portfolio consisting of commercial and industrial loans, commercial mortgages, residential mortgages, home equity lines of credit and home equity term loans, direct consumer loans, and indirect automobile loans. The Bank operates with a traditional community bank model where the relationship manager possesses credit skills and is significantly involved in credit decisions. This creates value as clients and prospects know they are working directly with decision makers.

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
Commercial and industrial loans primarily consist of loans to small and mid-sized businesses in the Bank's market areas in a diverse range of industries. These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, and they, therefore, pose higher potential losses on an individual basis. Loan repayment is often dependent on the successful operation and management of the properties and/or the businesses occupying the properties, as well as on the collateral securing the loan. Economic events or conditions in real estate markets could have an adverse impact on the cash flows generated by properties securing the Bank’s commercial real estate loans and on the value of such properties.
The Bank offers interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Bank to originate a mortgage based on short-term SOFR rates and allow the borrower to swap into a longer term fixed rate. The Bank enters into mirroring swaps with a Domestic Systemically Important Bank (D-SIBs) to manage its interest rate risk. The swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's Consolidated Balance Sheets.
The Bank offers fixed-rate and adjustable-rate residential mortgage loans to individuals with maturities of up to 30 years that are fully amortizing with monthly loan payments. Mortgages are generally underwritten according to U.S. government sponsored enterprise guidelines designated as "A" or "A-" and referred to as "conforming loans." The Bank also originates jumbo loans above conforming loan amounts which generally are consistent with secondary market guidelines for these loans; however, these are typically held for investment. The Bank does not offer a subprime mortgage lending program. The Bank's secondary market lending is generally sold on a servicing-retained basis. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the collateral.

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

Funding Activities

Funding Strategy
The Corporation’s deposit strategy is to fund the Bank, subject to market conditions, with stable, low-cost deposits, primarily checking account deposits and low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. In the current environment, the Corporation supplements this strategy with targeted certificate of deposit campaigns. The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it may continue using brokered deposits as a secondary source of funding to support growth. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

Funding Sources
The Corporation’s primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings, and funds generated from operations of the Bank. The Bank also has access to advances from the FHLBNY, other financial institutions, and the FRBNY. Contractual loan and securities payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. During the year ended December 31, 2025, the Corporation issued $45.0 million of ten-year subordinated notes as an additional source of funding.
The Corporation considers core deposits, consisting of non interest-bearing and interest-bearing checking accounts, savings accounts, and insured money market deposits, to be a significant component of its deposits. The Corporation monitors the activity on these core deposits and, based on historical experience and pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is currently not limited with respect to the rates that it may offer on deposit products. The Bank believes it is competitive in the types of accounts and interest rates it offers on its deposit products. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity, and executes rate changes when necessary as part of its asset and liability management, profitability and growth strategies.
The flow of deposits is influenced significantly by general and regional economic conditions, changes in prevailing interest rates, and competition. The Bank’s deposits are obtained predominantly from the areas in which its retail offices are located. The Bank relies primarily on customer service, digital product offerings, long-standing relationships and other banking services, including loans and wealth management services, to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions affect the Bank’s ability to attract and retain deposits. The Bank utilizes a combination of digital and traditional media, including print, television, and radio, when advertising its deposit and lending products.

Investment Activities

The general objective of the Bank's investment portfolio is to provide liquidity when loan demand is high, and to absorb excess funds when demand is low. The securities portfolio also provides a medium for certain interest rate risk measures intended to maintain an appropriate balance between interest income from loans and total interest income. The Bank only invests in high-quality investment-grade securities such as mortgage-backed securities and obligations of states and political subdivisions. Investment decisions are made in accordance with the Bank's investment policy and include consideration of risk, return, duration, and portfolio concentrations. The Bank also utilizes its investment portfolio as the main source of collateral for its municipal depositors.

Derivative Financial Instruments
The Bank offers interest rate swaps to commercial loan customers who wish to fix the interest rates on their loans, and the Bank matches these swaps using offsetting swaps with Domestic Systemically Important Banks (D-SIBs). These swaps are considered free standing derivatives and are carried at fair value on the Consolidated Balance Sheets, with gains and losses recorded through other non-interest income. The swaps are not designated as hedging derivatives. Additionally, the Bank participates in risk participation agreements with lead banks on commercial loans in which it participates. The Bank may receive an upfront fee for participating in the credit exposure of the interest rate swap associated with the commercial loan in which it is a participant and the fee received is recognized immediately in other non-interest income. The Bank is exposed to its share of the credit loss equal to the fair value of the lead bank's interest rate swap in the event of nonperformance by the counterparty of the lead bank's interest rate swap.
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

Wealth Management Strategy
With $2.338 billion of assets under management or administration as of December 31, 2025, including $301.8 million of assets held under management or administration for the Corporation, WMG is responsible for the largest component of the Corporation's non-interest income. Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee, and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning, and employee benefit administrative services. The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

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
According to the FDIC's annual Summary of Deposits – Market Share Report as of June 30, 2025, the Bank held a majority of market deposits in Chemung County, where it is headquartered, with 64.56% of total market deposits. Overall, the Bank's legacy market, consisting of the counties operating under the Chemung Canal Trust Company brand as described in the preceding paragraph, comprised 13.2% of the market's $14.8 billion in total deposits. The Bank's Capital Bank and Canal Bank divisions comprised 1.81% and 0.06% of their respective markets' total deposits of $26.9 billion and $57.5 billion.
Albany, Saratoga, and Schenectady counties rely heavily on business related to New York State government activities, the nanotechnology industry, and colleges located within these counties. The Capital region of New York has become a hub for both private and public investment in semiconductor-related activity, highlighted by the announcement of a $10 billion partnership to establish the only publicly-owned EUV lithography research facility in North America, which is anticipated to be completed by the end of 2026. Major partners in the initiative include Applied Materials, Micron, IBM, and Tokyo Electron, and the facility aims to complement the existing semiconductor supply chain presence of companies such as ASML and GlobalFoundries, as well as enhance the research capabilities of local universities such as Rensselaer Polytechnic Institute and SUNY Polytechnic. Regeneron announced an investment of over $2 billion to establish a major new manufacturing facility in Saratoga Springs, New York, creating 1,000 new full-time jobs. Tompkins County is dominated by the presence of Cornell University and Ithaca College. The world headquarters of Corning Incorporated, the region’s largest employer, is located in Steuben County. The remaining New York counties have a combination of service, small manufacturing and tourism-related businesses, with colleges located in Broome, Chemung, and Cortland counties. Bradford County's largest employers are a combination of service and small manufacturing businesses, along with the natural gas industry.
During 2021, the Corporation entered the Buffalo Metropolitan Area market. After New York City, this region is the second largest population center in New York State. Erie County has a diverse mix of industrial, light manufacturing, high technology and service-oriented private sector companies. The region also has reliance on higher education with the University at Buffalo, Buffalo State University, and several private colleges. The region's largest employers are affiliated with the healthcare industry, primarily located in the medical corridor, as well as financial institutions.

Within all these market areas, the Bank encounters intense competition in the lending and deposit gathering aspects of its business from local, regional and national commercial banks and thrift institutions, credit unions, and other providers of financial services such as brokerage firms, investment companies, insurance companies, fintech, and internet banking entities. The Bank also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make loans to certain borrowers. Many of these competitors are not subject to regulation as extensive as that affecting the Bank and, as a result, may have a competitive advantage over the Bank in certain respects. This is particularly true of credit unions because their pricing structure is not encumbered by the payment of income taxes and are not subject to certain regulations such as CRA.
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

Employee Profile
As of December 31, 2025 we employed 348 full-time equivalent employees in 30 locations in New York and Pennsylvania. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We believe our relationship with our employees to be good. As of December 31, 2025, our workforce was 71% female and 29% male, and our average tenure was 7.8 years. Our Executive Management Team had an average tenure of 11.5 years with the Corporation. We believe having a workforce that reflects the unique communities in which we operate is crucial for our ongoing success.

Total Rewards
We offer a competitive total rewards package for all employees, including competitive base pay, incentive plans for all employees, a 401(k) match, a non-discretionary company 401(k) contribution, health, dental, and vision insurance, life insurance, company contributions to a health savings account, paid time off, family leave, flexible work schedules, tuition reimbursement and student loan repayment assistance, and the opportunity to volunteer in the community during work hours.

Health and Safety
The health, safety and well-being of our employees is paramount to the success of our business. In addition to our insurance offerings and leave programs, we offer an employee assistance program, along with welfare programs, fitness reimbursements, and an on-site flu-shot clinic.

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
Under the Interstate MOU, the activities of branches the Bank operates in Pennsylvania would be governed by New York state law to the same extent that the Federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the NYSDFS. In the event that the NYSDFS and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the NYSDFS and the applicable host state regulator would use their reasonable best efforts to consider all points of view to resolve the disagreement.

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

Federal Securities Law
The Corporation is subject to the information, reporting, proxy solicitation, insider trading, and other rules contained in the Exchange Act, the disclosure requirements of the Securities Act and the regulations of the SEC thereunder. In addition, the Corporation must comply with the corporate governance and listing standards of the Nasdaq Stock Market to maintain the listing of its common stock on the exchange. These standards include rules relating to a listed company's board of directors, audit committees and independent director oversight of executive compensation, the director nomination process, a code of conduct, and shareholder meetings.

The SEC has adopted certain proxy disclosure rules regarding executive compensation and corporate governance, with which the Corporation must comply. They include: (i) disclosure of total compensation of key officers of the Corporation, including disclosure of restricted and unrestricted stock awards compensation; (ii) disclosure regarding any potential conflict of interest of any compensation consultants of the Corporation; (iii) disclosure regarding audit and compensation committee independence and experience, qualifications, and skills of its directors and any director nominees; (iv) “say-on-pay” disclosure; (v) pay vs. performance disclosure; and (vi) information relating to the leadership structure of the Corporation’s Board of Directors and the Board of Directors' role in the risk management process. In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directed national securities exchanges, including Nasdaq, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. The Corporation has met such requirements.

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

Capital Distributions
A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well capitalized bank holding companies that meet certain other conditions.
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

The Bank

General
The Bank is a commercial bank chartered under the laws of New York State and is supervised by the NYSDFS. The Bank is also a member bank of the FRB and, therefore, the FRBNY serves as its primary federal regulator. The FDIC insures the Bank’s deposit accounts up to applicable limits. The Bank must file reports with the FFIEC, the FRB and the FDIC concerning its activities and financial condition and must obtain regulatory approval before commencing certain activities or engaging in transactions such as mergers and other business combinations or the establishment, closing, purchase, or sale of branch offices. This structure gives the regulatory authorities extensive discretion in the enforcement of laws and regulations and the supervision of the Bank.

Loans to One Borrower
The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by certain readily marketable collateral. As of December 31, 2025, the Bank’s legal lending limit on loans to one borrower was $48.5 million for loans not fully secured by readily marketable collateral and $53.4 million for loans secured by readily marketable collateral. The Bank’s internal limit on loans is set at $15.0 million. As of December 31, 2025, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Payment of Dividends
The Bank is subject to substantial regulatory restrictions affecting its ability to pay dividends to the Corporation. Under FRB and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the FRB and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2025, approximately $51.0 million was available for the payment of dividends by the Bank to the Corporation without prior approval. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. As of December 31, 2025, the Bank was in compliance with these requirements.

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
For institutions of the Bank’s asset size, the FDIC operates a risk-based premium system that determines assessment rates from financial modeling designed to estimate the probability of the bank’s failure over a three-year period. The FDIC has authority to increase insurance assessments. As of December 31, 2025, assessment rates for institutions of the Bank’s size ranged from 2.5 to 32 basis points. The FDIC may also issue special assessments.
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

Regulatory Capital Requirements
Federal regulations require banks to meet certain minimum capital standards. The minimum capital standards consist of a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets, a uniform leverage ratio of 4%, a Tier 1 capital ratio of 6% of risk-weighted assets, and a total capital ratio of 8% of risk-weighted assets. In order to be considered well capitalized, the Bank must have a CET1 ratio of 6.5%, a Tier 1 ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%. The regulatory standards require unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Bank has exercised this one-time opt-out and therefore excluded unrealized gains and losses on certain “available-for-sale” securities holdings for purposes of calculating regulatory capital. Additional restraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests.
Common equity Tier 1 capital is generally defined as common stockholders’ equity, including retained earnings but excluding accumulated other comprehensive income. Tier 1 capital is generally defined as Common equity Tier 1 capital and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specific requirements, and may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Additionally, a bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the bank. In assessing an institution’s capital adequacy, the federal regulators, including the FRB with respect to a state member bank such as the Bank, take into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.

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
In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile. As of December 31, 2025, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.
On October 29, 2019, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporations (collectively, the " Agencies") adopted a final rule (the "Final Rule") to simplify the regulatory capital requirements for eligible community banks and holding companies that opt into the Community Bank Leverage Ratio ("CBLR") framework, as required by Section 201 of the Economic Growth, Relief, and Consumer Protection Act of 2018. Under the Final Rule, a depository institution or holding company that satisfies certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%, would be considered a "qualifying community banking organization" and may elect (but is not required) to use the CBLR framework. If this election is made, the qualifying community banking organization would be considered to have satisfied the Agencies' generally applicable risk-weighted and leverage capital requirements (the "Basel III capital framework") and would be considered to be well capitalized under the Agencies' prompt corrective action ("PCA") rules. Under the CBLR framework, a qualifying community banking organization would satisfy the regulatory capital requirements by calculating and reporting a single leverage ratio, i.e., the CBLR, which would require significantly less data than needed to calculate the capital ratios, under the Basel III capital framework and eliminate the time consuming need to risk-weight assets. In November 2025, the federal banking agencies issued a proposed rule to lower the community bank leverage ratio to 8%. The proposed rule was not effective as of December 31, 2025. As of December 31, 2025, the Bank has not elected to use the community bank leverage ratio.

Prompt Corrective Action
The FDIA requires the federal banking agencies to resolve the problems of insured banks at the least possible loss to the DIF. The FRB has adopted prompt corrective action regulations to carry out this statutory mandate. The FRB’s regulations authorize, and in some situations, require, the FRB to take certain supervisory actions against undercapitalized state member banks, including the imposition of restrictions on asset growth and other forms of expansion. The prompt corrective action regulations place state member banks in one of the following five categories based on the bank’s capital:
•well capitalized (at least 5% leverage capital, 6.5% common equity Tier 1 risk-based capital, 8% Tier 1 risk-based capital and 10% total risk-based capital);
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
An undercapitalized state member bank is required to file a capital restoration plan with the FRB within 45 days (or other timeframe prescribed by the FRB) of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by its parent holding company, subject to a cap on the guarantee that is the lesser of: (i) an amount equal to 5.0% of the bank’s total assets at the time it was notified that it became undercapitalized; and (ii) the amount that is necessary to restore the bank’s capital ratios to the levels required to be classified as “adequately classified,” as those ratios and levels are defined as of the time the bank failed to comply with the plan. If the bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions, including, with respect to critically undercapitalized status, the appointment of a receiver or conservator within specified periods of time.
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

Federal Home Loan Bank
The Bank is a member of the FHLBNY, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLBNY, including the requirement for the Bank to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with the rules and requirements of the FHLBNY as of December 31, 2025.

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

Additional Important Legislation and Regulation
The Regulatory Relief Act
On May 24, 2018, the Regulatory Relief Act was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) allows usage of Uniform Standards of Professional Appraisal Practice (USPAP) compliant evaluations for certain transactions valued at less than $400,000 in rural areas instead of appraisals, providing specific criteria are met; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (vi) allowing qualifying federal savings banks to elect to operate with National Bank powers; and (vii) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status.

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
Banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that arises to the level of a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or affect the stability of the financial sector. Bank service providers are also required to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.

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
In 2006, the Office of the Comptroller of the Currency, the FDIC, and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and outstanding balances of such loans has increased by 50% or more during the preceding 36 months. Non-owner occupied commercial real estate loans represented 384.9% of Bank risk-based capital as of December 31, 2025 and outstanding balances of non-owner occupied commercial real estate loans increased by 37.1% during the 36 months preceding December 31, 2025.
In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the Bank’s regulators were to impose restrictions on the amount of such loans it can hold in its portfolio or require it to implement additional compliance measures, for reasons noted above or otherwise, the Corporation’s earnings could be adversely affected as could earnings per share.

Commercial real estate and commercial and industrial loans increase the Corporation’s exposure to credit risks.
As of December 31, 2025, the Corporation’s portfolio of commercial real estate and commercial and industrial loans totaled $1.734 billion or 76.4% of total loans. The Corporation plans to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and commercial and industrial loans often depends on the successful operation and income stream of the borrower’s business. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans. Also, some of the Corporation’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans. In some instances, the Corporation has originated unsecured commercial loans to certain high net worth individuals who are personally liable. This type of commercial loan has an increased risk of loss if the Corporation is unable to collect repayment through legal action due to personal bankruptcy or other financial limitations of the borrower. The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected. Changes in occupancy trends resulting from shifts in macroeconomic conditions could adversely impact our commercial borrowers, particularly in relation to borrowers with substantial office or retail-specific exposures.

Purchased loan participations may have a higher risk of loss than loans the Bank originates because the Bank is not the lead bank and has limited control over credit monitoring.
The Corporation occasionally purchases commercial real estate and commercial and industrial loan participations secured by properties outside its market areas in which the Bank is not the lead bank. The Corporation has purchased loan participations secured by various types of collateral such as real estate, equipment, and other business assets located primarily in New York and Pennsylvania. Loan participations may have a higher risk of loss than loans the Bank originates because we rely on the lead bank to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and credit loss provisions associated with a loan participation are made in part based upon information provided by the lead bank. A lead bank also may not monitor a participation loan in the same manner as we would for loans that the Bank originates. As of December 31, 2025, loan participation balances where the Bank is not the lead bank totaled $195.8 million, or 8.6% of our loan portfolio. As of December 31, 2025, commercial and industrial loan participations outside our market areas totaled $2.4 million, or 0.7% of the commercial and industrial loan portfolio, and commercial real estate loan participations outside our market areas totaled $3.0 million, or 0.2% of the commercial real estate portfolio. If the Bank’s underwriting of these participation loans is not sufficient, our non-performing loans may increase, negatively affecting our results of operations.

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
As of December 31, 2025, $132.7 million, or 5.8% of our total loan portfolio, consisted of indirect automobile loans, primarily originated through automobile dealers for the purchase of new or used automobiles. The Corporation serves customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower's continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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
The Corporation’s emphasis on the origination of commercial loans is one of the more significant factors in determining its allowance for credit losses. As the Corporation continues to increase volumes of these loans, additional or increased provisions for credit losses may be necessary, which may result in a decrease in earnings.
The Corporation's allowance for credit losses methodology is dependent on the relationship between economic variables and historic default, and there is no guarantee that these factors will be similarly correlated in the future. A departure or decoupling in correlation may increase the risk of allowance for credit losses being inadequate to absorb anticipated lifetime credit losses, and may require changes in the Corporation's methodology, which may result in increased provision requirements, materially adversely impacting the results of operations and financial condition.
Bank regulators periodically review the Corporation’s allowance for credit losses and may require the Corporation to increase its provision for credit losses or loan charge-offs. Any increase in the allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on the Corporation's results of operations and financial condition. In addition, any future credit deterioration may require us to increase our allowance for credit losses.

The Corporation is subject to risks and losses resulting from fraudulent activities that could adversely impact its financial performance and results of operations.
As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. We are subject to fraud and compliance risk, including but not limited to, in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers, and through our online banking portals. We have experienced losses due to apparent fraud.
The Bank owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. On April 23, 2020 the Corporation received payment of $0.5 million from the lead bank related to its obligation under the participation agreements. The Bank continues to pursue recovery of the remaining $3.7 million, interest, and accumulated expenses as a result of purchasing the participating interest. While the Corporation believes this incident was an isolated occurrence, there can be no assurance that such losses will not occur again or that such acts will be detected in a timely manner. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition, and results of operations.

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
The primary sources of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability.
Market conditions may impact the competitive landscape for deposits in the banking industry. The elevated interest rate environment and future actions of the FRB may impact pricing and demand for deposits in the banking industry. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments, and general economic conditions. As of December 31, 2025, the Bank had $1.8 billion of deposit liabilities, representing 79.6% of total deposits, that had no maturity and, therefore, may be withdrawn by the depositor at any time without penalty. The withdrawal of more deposits than the Corporation anticipates could have an adverse impact on profitability as the Corporation may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include advances from the FHLBNY and the FRBNY, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits which could cause the Corporation’s overall cost of funding to increase. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Corporation continues to grow and experience increasing loan demand. The Corporation may be required to slow or discontinue loan growth, capital expenditures or other investments, or liquidate assets should such sources not be adequate.

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
In recent years, the FRB engaged in significant monetary policy tightening, increasing the federal funds rate by 525 basis points during 2022 and 2023, resulting in the upper bound of the federal funds rate to reaching 5.50% at the end of 2023. These increases represented the fastest pace of tightening by the FRB since the 1970s. The FRB reduced the federal funds rate by 100 basis points in 2024 and 75 basis points in 2025, based on its perceived progress towards its dual mandate to maximize employment and maintain stable price levels. Should the FRB determine in the future that insufficient progress has been made towards this dual mandate, they may choose to further increase interest rates. If interest rates paid on deposits and other borrowings change at a faster rate than interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely impacted.

Risks Related to Competition
Strong competition within the Corporation's industry and market areas could limit its growth and profitability.
The Corporation faces substantial competition in all phases of its operations from a variety of competitors. Future growth and success will depend on the ability to compete effectively in this highly competitive environment. The Corporation competes for deposits, loans and other financial services with a variety of banks, thrifts, credit unions, and other financial institutions, as well as other entities which provide financial services. Some of the financial institutions and financial services organizations with which the Corporation competes are not subject to the same degree of regulation as the Corporation. Many competitors have been in business for many years, have established customer bases, are larger, and have substantially higher lending limits. The financial services industry is also likely to become more competitive as further technological advances enable additional companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Risks Related to Business Strategy
The Corporation’s growth strategy may not prove to be successful and its market value and profitability may suffer.
As part of the Corporation's strategy for continued growth, it may open additional branches. In 2021, the Corporation entered the Buffalo Metropolitan Area, opening a then full service branch in Clarence, New York. In 2024, the Corporation opened a full-service branch and regional banking center in Williamsville, New York and converted its Clarence branch into an administrative office, which was closed in 2025. The Corporation anticipates it will open additional branches in Western New York, including a branch in West Seneca, New York. New branches do not initially contribute to operating profits due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that additional branches are opened, the Corporation may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on the Corporation's levels of net income, return on average equity, and return on average assets.
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
Monetary policies of the FRB remain heavily influenced by Administration trade and immigration initiatives, introducing volatility into the U.S. economy. Reduced labor availability from enforcement actions and lingering trade barriers continue to pressure productivity and growth, while the FRB balances inflation risks against a shifting labor market. Further, leadership transitions within the FRB and potential new trade restrictions present ongoing uncertainties for future monetary policy. The extent and timing of the Administration’s policy changes and their impact on the policies of the FRB, as well as on the Corporation’s business and financial results, remain uncertain.
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

The Corporation may need to access capital markets or manage its existing capital structure in the future, but such capital may not be available when needed, or may only be available on unacceptable terms, which could adversely affect its financial condition and results of operations.
The Bank is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. The Corporation may need to raise additional capital to support the Bank’s continued growth or be required by regulators to increase its capital levels. The Corporation’s ability to raise additional capital, refinance existing indebtedness, or otherwise manage its capital structure, will depend on conditions in the capital markets at that time, which are outside of its control, and on its financial performance. Accordingly, the Corporation may not be able to raise additional capital, if needed, on terms acceptable to it. If the Corporation cannot raise additional capital, or refinance or repay existing indebtedness, when needed, its ability to further expand the Bank’s operations and pursue its growth strategy could be materially impaired and its financial condition and liquidity could be materially and adversely affected. In addition, if the Corporation is unable to raise additional capital when required by bank regulators, it may be subject to adverse regulatory action.
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
Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Generally, legislative and regulatory scrutiny over the financial services industry has been substantial, and such scrutiny is expected to remain, which increases our level of risk. Accordingly, if we are unable to fully anticipate or manage these risks, we could incur losses, impacting our results of operations and financial condition.

We face significant operational risks because the financial services business involves a high volume of transactions, and these operational risks may be magnified through the use of automated processing.
We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. The Corporation uses automated processing to enhance operational efficiencies by decreasing the level of manual inputs required to perform routine processes. Automated processes are initially programmed by employees who predefine the rules and logic for each task. Any errors in initial programming may lead to rapid propagation of errors in the dependent automated processes. Insurance coverage may not be available for certain operational losses, or where available, such losses may exceed insurance limits. This risk of loss also includes potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems, or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.
The Corporation continually encounters technological change and the failure to understand and adapt to these changes could adversely affect its business.
The banking industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services, most recently including the proliferation of artificial intelligence-based solutions. Technology has lowered barriers to entry and made it possible for "non-banks" to offer traditional bank products and services using innovative technological platforms such as those developed by fintech and blockchain companies. These "non-banks" may be able to achieve economies of scale and offer better pricing for banking products and services than the Corporation can. In July 2025, the GENIUS ACT was signed into law, establishing a comprehensive federal regulatory framework for payment stablecoins, which consumers and businesses may view as a substitute for traditional banking deposit products and services. The Corporation's future success will depend, in part, on the ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in operations. Many competitors may have substantially greater resources to invest in emerging technologies, including those related to artificial intelligence. Although the Corporation has made investments related to automated processing, as described above, and other emerging technologies, there can be no assurance that the Corporation will be able to effectively implement new technology-driven products and services, be successful in marketing such products and services to customers, or realize operational efficiencies from such efforts. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation's business and, in turn, its financial condition and results of operations.
Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure, or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing, and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography, or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.
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
The potential for operational risk exposure exists throughout the Corporation's business and, as a result of the Corporation's interactions with and reliance on third parties, is not limited to the Corporation’s own internal operational functions. The Corporation relies on numerous third-party vendors and service providers to conduct aspects of its business operations and faces operational risks relating to them. The Corporation's vendors, service providers, and other third parties may expose the Corporation to risk as a result of human error, misconduct, malfeasance, or a failure or breach of systems, networks, and infrastructure. We expect third-party vendors, or a subcontractor thereof, to increasingly incorporate artificial intelligence embedded solutions into their product offerings and operational workflows. Biased, inaccurate, or misleading output from artificial intelligence-based solutions used by third parties may not be easily detectable by the Corporation, and may compromise our ability to rely on the products or services of contracted third parties. As a result, the Corporation’s ability to conduct business may be adversely affected by any significant disruptions to third parties with whom the Corporation interacts or relies upon.
Risks Related to Accounting Matters
The Corporation's accounting policies and estimates are critical to how the Corporation reports its financial condition and results of operations, and any changes to such accounting policies and estimates could materially affect how the Corporation reports its financial condition and results of operations.
Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuation of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. The Corporation has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, these policies and procedures are intended to ensure the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding its judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, management cannot provide any assurance that the Bank will not significantly increase its allowance for credit losses if actual losses are more than the amount estimated. Any increase in its allowance for credit losses or loan charge-offs could have a material adverse effect on the Corporation's financial condition and results of operations. In addition, the Corporation cannot guarantee that it will not be required to adjust accounting policies or restate prior financial statements.
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
The Corporation is required to test its goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of its common stock, the estimated net present value of its assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, its earnings and the book value of goodwill would be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of the Corporation's common shares or its regulatory capital levels, but such an impairment loss could significantly restrict the Bank from paying a dividend to the Corporation. Further, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance would serve to reduce the deferred tax assets to an amount that would be more likely than not to be realized. The more likely than not threshold is a likelihood of more than 50 percent.
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
From time to time as part of the Corporation’s normal course of business, customers make claims and take legal action against the Corporation based on its actions or inactions related to the fiduciary responsibilities of the Wealth Management Group segment. If such claims and legal actions are not resolved in a manner favorable to the Corporation, they may result in financial liability and/or adversely affect the market perception of the Corporation and its products and services. This may also impact customer demand for the Corporation’s products and services. Any financial liability or reputational damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

General Business Risk Factors
Severe weather, natural disasters, and other external conditions can affect the Corporation’s business.
The Corporation's main office and its branch offices can be affected by natural disasters such as severe storms and flooding. These kinds of events could interrupt the Corporation's operations, particularly its ability to deliver deposit and other retail banking services to its customers and as a result, the Corporation's business could suffer serious harm. While the Corporation maintains adequate insurance against property and casualty losses arising from most natural disasters, and it has successfully overcome prior challenges, there can be no assurance that it will be as successful if and when future disasters occur.
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
The national economy continues to experience elevated levels of inflation. As of December 31, 2025, the year over year increase in the consumer price index (CPI) was 2.7%, primarily driven by housing and medical care costs. The FOMC of the FRB, which sets the federal funds rate, has a preferred measure of inflation, the year over year change in personal consumption expenditures index (PCE), excluding food and energy, referred to as core PCE, which increased 3.0%. Levels of inflation remain above the FRB long-term target of approximately 2.0%, which may result in the FOMC holding the federal funds rate at an elevated level. Tariffs, federal government trade policy and fiscal initiatives, and labor market pressures may continue to adversely impact inflation levels. Higher inflation, if sustained, could have an adverse effect on our business. Increases in interest rates in response to elevated levels of inflation has decreased the fair value of our available for sale securities portfolio, resulting in an increase in unrealized losses recorded in accumulated other comprehensive income. In addition, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. Higher inflation and an elevated interest rate environment may also cause increased volatility in the business environment, which could adversely affect loan demand and borrowers’ ability to make repayments.
The geographic concentration of the Corporation's markets in upstate New York makes it more sensitive to adverse changes in regional conditions than larger or more geographically diversified competitors.
The Corporation's physical branch network, and by extension its lending footprint, is significantly concentrated in the upstate region of New York State. A deterioration in local economic conditions or in the residential or commercial real estate markets within our footprint could have an adverse effect on the quality of our loan portfolios, demand for our products and services, the ability of borrowers to make timely loan repayments, and the value of the collateral securing loans. If demographic, employment, or other growth factors in our market areas deteriorate for an extended period, subsequent income levels, deposits, and real estate development could be adversely impacted. Some of our larger competitors which are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets.

The Corporation may not be able to attract and retain skilled people.
The Corporation's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities in which the Corporation engages can be intense and it may not be able to hire people or retain them. A key component of employee retention is providing a fair compensation base combined with the opportunity for additional compensation for above average performance. In this regard, the Corporation uses a stock-based compensation program that aligns the interest of the Corporation's executives and senior managers with the interests of the Corporation and its shareholders.
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
The Corporation is a holding company and depends on its subsidiaries for dividends, distributions, and other payments.
The Corporation is a legal entity separate and distinct from the Bank and other subsidiaries. Its principal source of cash flow, including cash flow to pay dividends to its shareholders and service its subordinated debt, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders. FRB regulations affect the ability of the Bank to pay dividends and other distributions and to make loans to the Corporation. If the Bank is unable to make dividend payments to the Corporation and sufficient capital is not otherwise available, the Corporation may not be able to make dividend payments to its common shareholders or its other obligations.
The Corporation's common stock is subordinate to its existing and future indebtedness.
Shares of the Corporation's common stock are equity interests and do not constitute indebtedness. As such, the Corporation's common stock ranks junior to all of its customer deposits and indebtedness, and other non-equity claims, with respect to assets available to satisfy claims. In addition, the shares of common stock rank junior to the noteholders of the $45.0 million in subordinated debt that the Corporation issued in June 2025.
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
Enterprise risk management embeds risk management into the oversight of cybersecurity as an integral part of the business with comprehensive internal control and assurance processes linked to key risks which are then reported to the Board of Directors (“Board”). Risk oversight, including cybersecurity is a key risk which has been delegated to the Enterprise Risk Committee of the Board (“ERC”). Cybersecurity is integrated into the Corporation's enterprise risk management policy, enterprise risk management committee charter, escalation policy, risk appetite statement, information technology steering meetings, and division risk meetings. Employees are trained on their first day of employment with regard to cybersecurity and additional training is required for all employees throughout each year.
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
The CISO has over 28 years of experience with information technology management, information security, compliance, audit, and process improvement. Our information security analysts have a combined 13 years of experience with information security, information technology servers and information technology networks. The CISO and information security analysts are active members of the following management level committees at the Bank: Information Technology Steering Committee and the Change Control Committee.
The Program is led by our CISO, who reports directly to the Chief Risk Officer. Additionally, the CISO meets regularly and works in tandem with the Chief Information Officer and various members of Information Technology. The information security department meets regularly with employees through hosted educational sessions, all-employee call presentations, Officers’ meeting presentations, and individual branch network visits to provide pertinent and timely education on the current threats and best practices. Line of business leaders regularly reach out to the CISO with regard to cybersecurity risk prevention, questions, and training. The CISO has a standing agenda item for the Information Technology Steering Committee meeting as well as ERC in order to inform the committees about prevention, detection, mitigation and remediation of cybersecurity incidents. If there are any incidents that require information to be presented to the Executive Management Team or the Board, the Chief Risk Officer presents that information.

ITEM 2.  PROPERTIES

All properties owned or leased by the Bank are considered to be in good condition. For additional information about the Corporation’s facilities, including rental expense, see Note 5 - Premises and Equipment and Note 6 - Leases in Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules of this report. The Corporation holds no real estate in its own name.

Corporate Headquarters
Executive and Administrative Offices
One Chemung Canal Plaza, Elmira, NY 14901

Wealth Management Group Regional Offices
305 E. Water Street, Elmira, NY 14901
127 Court Street, Binghamton, NY 13901
132-136 State Street, Albany, NY 12207

Representative Offices
*500 Pearl Street, Suite 740, Buffalo, NY 14202[1]

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
*1465 Union Road, West Seneca, NY 14224[1]

Full-Service Branches - Pennsylvania (Bradford County)
5 West Main St., Canton, PA 17724	159 Canton St., Troy, PA 16947

CFS Group
One Chemung Canal Plaza, Elmira, NY 14901
Available by appointment at all bank locations

Leased Off-Site ATM Location
Albany Capital Center	Albany, NY

* Leased facilities and/or property
[1] Lease signed, but location has not yet been opened

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

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity as of December 31, 2025.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's common stock is traded on the Nasdaq Global Select Market under the symbol "CHMG."

Under New York law, the Corporation may pay dividends on its common stock either: (i) out of surplus, so that the Corporation’s net assets remaining after such payment equal the amount of its stated capital, or (ii) if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The payment of dividends on the Corporation's common stock is dependent, in large part, upon receipt of dividends from the Bank, which is subject to certain restrictions which may limit its ability to pay the Corporation dividends. See Item 1, “Business – Supervision and Regulation - The Bank - Payment of Dividends” for an explanation of legal limitations on the Bank’s ability to pay dividends.

As of March 1, 2026, there were 398 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2025:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/01/25	-	10/31/25	—	$—	—	200,816
11/01/25	-	11/30/25	—	$—	—	200,816
12/01/25	-	12/31/25	—	$—	—	200,816
Quarter ended 12/31/2025			—	$—	—	200,816

On January 8, 2021 the Corporation announced that the Board of Directors approved a stock repurchase program whereby the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of March 1, 2026, a total of 49,184 shares were repurchased at an average cost of $40.42 per share.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Composite Index, KBW NASDAQ Bank Index, and S&P U.S. SmallCap Banks Index for the period of five years commencing December 31, 2020.

		Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Chemung Financial Corporation	100.00	140.56	142.77	159.50	160.66	188.41
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00
S&P U.S. SmallCap Banks Index	100.00	139.21	122.74	123.35	145.82	160.37

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock, and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2020.

The Total Returns Index for NASDAQ Composite, KBW NASDAQ Bank Index, and S&P SmallCap Bank Indices were obtained from S&P Global Market Intelligence, New York, NY.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following is the MD&A of the Corporation as of and for the years ended December 31, 2025 and 2024. The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation. Reference should be made to the accompanying audited consolidated financial statements and footnotes for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 2-5.
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
The Corporation has been a financial holding company since 2000, the Bank was established in 1833 and CFS was established in 2001. Through the Bank and CFS, the Corporation provides a wide range of financial services, including demand, savings and time deposits, commercial, residential, and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds and brokerage services. The Bank relies substantially on a foundation of locally generated deposits. The Corporation, on a stand-alone basis, has minimal results of operations. The Bank derives its income primarily from interest and fees on loans, interest on investment securities, WMG fee income, and fees received in connection with deposit and other services. The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans, and general operating expenses.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, inflation, tariffs, cybersecurity risks, changes in FDIC assessments, public health issues, geopolitical conflicts, bank failures, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” of this annual report on Form 10-K. The Corporation's quarterly filings are available publicly on the SEC’s website at http://www.sec.gov, on the Corporation's website at http://www.chemungcanal.com or by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Financial Corporation, One Chemung Canal Plaza, Elmira, NY 14901. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events, or otherwise.

Summary of Strategic Actions
During the year ended December 31, 2025, the Corporation completed certain strategic transactions which had a material impact on the Corporation's results of operations and the Corporation's financial condition as of December 31, 2025. These included components of management's balance sheet repositioning efforts and the completion of the sale of a previous branch property as part of management's ongoing evaluation of its physical distribution network. The following section provides a summary of these transactions.

Issuance of Subordinated Debt
On June 10, 2025, the Corporation issued $45.0 million of ten-year 7.75% fixed-to-floating rate subordinated notes, due June 2035 (the "Notes"). The Notes bear interest at a fixed rate of 7.75% per year, payable semi-annually, for the first five years. Beginning on June 15, 2030 and until the maturity date, the Notes will adjust to a floating rate equal to the then current three- month term SOFR plus 415 basis points, payable quarterly. The Notes constitute unsecured and subordinated obligations of the Corporation and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Proceeds, net of debt issuance costs of $1.0 million, were $44.0 million. Subject to limited exceptions, the Corporation cannot redeem the Notes before the fifth anniversary of the issuance date. The Corporation intends to use the net proceeds from the issuance and sale of the Notes for general corporate purposes and to support regulatory capital ratios for growth initiatives. The Notes qualify as Tier 2 regulatory capital at the holding company, when applicable, subject to an annual phase-out of 20% of the Notes face amount each year during the last five years of the Note's maturity. From the proceeds of the Notes, the Corporation provided the Bank with a $37.0 million capital contribution, effectively downstreaming the regulatory capital impact of the Notes to the Bank as common equity Tier 1 capital, which is not subject to regulatory phase-out. The Corporation believes the issuance of subordinated debt strengthens its overall regulatory capital position and improves commercial real estate concentration ratios, allowing for flexibility in pursuing loan growth in its key expansion markets.

Sale of Available for Sale Securities
Subsequent to the Corporation's issuance of subordinated debt in June 2025, the Corporation sold available for sale securities with a book value of $244.8 million, or approximately 40% of its then total available for sale securities portfolio. These sales resulted in a realized pre-tax loss of $17.5 million, or approximately 7% of the total book value of securities sold, resulting in proceeds of $227.3 million. Securities sold as part of these sales included the Corporation's entire U.S. Treasury and SBA-pooled loan securities portfolios, as well as portions of its mortgage-backed securities and municipal bonds portfolios. A portion of proceeds from the sales were utilized to pay off $155.0 million in wholesale funding liabilities, including $100.0 million in brokered deposits and $55.0 million in FHLBNY term advances, in July 2025. All wholesale funding liabilities were paid off at maturity and the Corporation did not incur any prepayment penalties as a result of these payoffs.

Sale of Previous Branch Property
In April 2025, the Corporation completed the sale of its previous branch property at 806 Buffalo Street, Ithaca, New York. As previously disclosed, all operations of the branch, formerly known as the "Ithaca Station" branch were consolidated into the nearby branch at 304 Elmira Road, Ithaca, New York in the fourth quarter of 2024. The property had previously been classified as held for sale at its cost of $0.7 million, with proceeds from the sale totaling $1.3 million, resulting in the recognition of a $0.6 million gain during the year ended December 31, 2025.

Tax Implications - Deferred Tax Asset
The resulting net loss of $17.5 million from the sale of available for sale securities occurred at the Bank, as well as the Corporation’s REIT entity. Under IRC Sec. 582(c)(1), in the case of banks, the sale or exchange of a bond, debenture, note or certificate or other evidence of indebtedness shall not be considered a sale or exchange of a capital asset. Therefore, the loss from the sale of securities at the Bank is considered ordinary in nature. However, the REIT is not considered a “bank” under IRC Sec. 582(c) and therefore a sale of securities at the REIT is considered capital in nature. The capital loss amounted to $11.5 million (gross) and represents a $2.7 million deferred tax asset as of December 31, 2025 subject to a five-year carryforward limitation. Pursuant to ASC 740-10-30-5(e), deferred tax assets must be reduced by a valuation allowance if it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance would serve to reduce the deferred tax assets to an amount that would be more likely than not to be realized. The more likely than not threshold is a likelihood of more than 50 percent.

The Corporation’s current tax planning strategies include the planned sale of appreciated investment securities and loans from the REIT entity. These transactions are intended to generate future capital gains sufficient to utilize the capital loss carryforward prior to its expiration. Management has demonstrated both the ability and intent to execute these strategies in a timely and economically feasible manner.
After detailed review, including various scenarios of changes in market interest rates, while the Corporation’s management has demonstrated the ability and intent to implement these prudent and reasonable actions, management determined that it is more likely than not that a portion of the deferred assets, including the capital loss carryforward, will not be realized. Further, management will continue to monitor all available positive and negative evidence on at least a quarterly basis, consistent with ASC 740, and will promptly adjust the valuation allowance assessment if facts and circumstances change materially.

Non-GAAP Presentation
The Corporation has identified both the sale of available for sale securities and the sale of the former Ithaca Station branch property as nonrecurring transactions and has made reference to non-GAAP figures within this MD&A where appropriate and useful to the reader of these financial statements. Please refer to the GAAP to Non-GAAP reconciliations, pages 68-70, for further information.

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

As of December 31, 2025, the allowance for credit losses on loans totaled $24.2 million, compared to $21.4 million as of December 31, 2024. A significant portion of the allowance for credit losses is allocated to the commercial portfolio, both commercial real estate and commercial and industrial loans. As of December 31, 2025 and 2024, the allowance for credit losses allocated to the total commercial portfolio was $18.9 million and $15.7 million, respectively, or 78.0% and 73.6% of the total allowance for credit losses on loans. For comparison, total commercial loans represented 76.4% and 73.2% of total loan balances, respectively, as of December 31, 2025 and 2024. Given the concentration of the allowance for credit losses allocated to the commercial portfolio, and the significant judgments made by management to derive its estimates, management analyzes risks distinctive to commercial lending with a high degree of scrutiny.

Changes in the FOMC's median forecasted year over year U.S. civilian unemployment rate and year over year change in U.S. GDP could have a material impact on the model's estimation of the allowance. Currently, a majority of loan pools, as defined in Note 1 to the Consolidated Financial Statements, utilize the FOMC's projections for unemployment as a loss driver, while the commercial and industrial, consumer, and other loans pools utilizes the FOMC's projections for GDP growth. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy, and considering all currently available information. An immediate "shock" or increase of 100 bps in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 50 bps in the FOMC's projected rate of U.S. GDP growth, would increase the model's total calculated allowance by $1.0 million, or 4.0%, to $25.2 million, assuming qualitative adjustments were kept at current levels.

While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity analysis is based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgment of factors as of December 31, 2025, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.

Management’s methodology and policy in estimating the allowance for credit losses can be found in Note 1 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The activity in the allowance for credit losses can be found in supporting tables in Note 4 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Highlights (in thousands, except per share data)	As of or for the Years Ended
	December 31,	December 31,
RESULTS OF OPERATIONS	2025	2024
Interest and dividend income	$132,835	$127,564
Interest expense	45,678	53,505
Net interest income	87,157	74,059
Provision (credit) for credit losses	4,437	(46)
Net interest income after provision for credit losses	82,720	74,105
Non-interest income	7,945	23,230
Non-interest expense	70,729	67,250
Income before income tax expense	19,936	30,085
Income tax expense	4,832	6,414
Net income	$15,104	$23,671
Basic and diluted earnings per share	$3.14	$4.96
Average basic and diluted shares outstanding	4,804	4,770
PERFORMANCE RATIOS
Return on average assets	0.55%	0.86%
Return on average equity	6.40%	11.53%
Return on average tangible equity (a)	7.05%	12.90%
Efficiency ratio (unadjusted) (b)	74.37%	69.12%
Efficiency ratio (adjusted) (a)	63.00%	68.89%
Non-interest expense to average assets	2.58%	2.45%
Loans to deposits	99.95%	86.42%
AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.62%	5.57%
Yield on investments	2.35%	2.28%
Yield on interest-earning assets	4.97%	4.74%
Cost of interest-bearing deposits	2.37%	2.79%
Cost of borrowings	5.83%	5.03%
Cost of interest-bearing liabilities	2.50%	2.87%
Cost of funds	1.86%	2.15%
Interest rate spread	2.47%	1.87%
Net interest margin, fully taxable equivalent (a)	3.26%	2.76%
CAPITAL
Total equity to total assets at end of year	9.40%	7.76%
Tangible equity to tangible assets at end of year (a)	8.66%	7.02%
Book value per share	$52.97	$45.13
Tangible book value per share (a)	48.43	40.55
Year-end market value per share	55.80	48.81
Dividends declared per share	1.32	1.24
AVERAGE BALANCES
Loans and loans held for sale (c)	$2,145,759	$2,016,481
Interest-earning assets	2,680,133	2,698,148
Total assets	2,740,311	2,744,721
Deposits	2,390,295	2,419,744
Total equity	236,122	205,280
Tangible equity (a)	214,298	183,456
ASSET QUALITY
Net charge-offs (recoveries)	$1,872	$1,160
Non-performing loans (d)	7,908	8,954
Non-performing assets (e)	8,165	9,606
Allowance for credit losses	24,209	21,388
Annualized net charge-offs (recoveries) to average loans	0.09%	0.06%
Non-performing loans to total loans	0.35%	0.43%
Non-performing assets to total assets	0.30%	0.35%
Allowance for credit losses to total loans	1.07%	1.03%
Allowance for credit losses to non-performing loans	306.13%	238.87%

(a) See the GAAP to Non-GAAP reconciliations on pages 68-70.	(c) Does not reflect allowance for credit losses.
(b) Non-interest expense divided by total of net interest income plus	(d) Includes nonaccrual loans only.
non-interest income.	(e) Includes non-performing loans plus OREO and repossessions.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the years ended December 31, 2025 and 2024. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see page 39.

Net Income

The following table presents selected financial information for the years indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,			Percentage Change
	2025	2024	Change
Net interest income	$87,157	$74,059	$13,098	17.7%
Non-interest income	7,945	23,230	(15,285)	(65.8)%
Non-interest expense	70,729	67,250	3,479	5.2%
Pre-provision income	24,373	30,039	(5,666)	(18.9)%
Provision (credit) for credit losses	4,437	(46)	4,483	N/M
Income tax expense	4,832	6,414	(1,582)	(24.7)%
Net income	$15,104	$23,671	$(8,567)	(36.2)%

Basic and diluted earnings per share	$3.14	$4.96	$(1.82)	(36.7)%

The following table presents selected financial information for the years indicated, adjusted for nonrecurring items, and the dollar and percent change (in thousands, except per share and ratio data) (refer to the GAAP to Non-GAAP reconciliations, pages 68-70, for further information):

	Years Ended December 31,			Percentage Change
	2025	2024	Change
Net interest income	$87,157	$74,059	$13,098	17.7%
Non-interest income (1)	24,814	23,230	1,584	6.8%
Non-interest expense	70,729	67,250	3,479	5.2%
Pre-provision income	41,242	30,039	11,203	37.3%
Provision (credit) for credit losses	4,437	(46)	4,483	N/M
Income tax expense (2)	8,927	6,414	2,513	39.2%
Net income	$27,878	$23,671	$4,207	17.8%

Basic and diluted earnings per share	$5.80	$4.96	$0.84	16.9%

(1) Adjusted for $17.5 million loss on sale of securities available for sale and $0.6 million gain on sale of previous branch property during second quarter, 2025.
(2) Adjusted for tax impact of loss on sale of securities available for sale and gain on sale of previous branch property during second quarter, 2025.

Selected financial ratios			2025	2024
Return on average assets (unadjusted)			0.55%	0.86%
Return on average assets (adjusted) (a)			1.02%	0.86%
Return on average equity (unadjusted)			6.40%	11.53%
Return on average equity (adjusted) (a)			11.81%	11.53%
Net interest margin, fully taxable equivalent			3.26%	2.76%
Efficiency ratio (unadjusted)			74.37%	69.12%
Efficiency ratio (adjusted) (a)			63.00%	68.89%
Non-interest expense to average assets			2.58%	2.45%

(a) See the GAAP to Non-GAAP reconciliations on pages 68-70.

Net income for the year ended December 31, 2025 was $15.1 million, or $3.14 per share, compared with net income of $23.7 million, or $4.96 per share, for the prior year. Return on average equity for the year ended December 31, 2025 was 6.40%, compared with 11.53% for the prior year. The decrease in net income for the year ended December 31, 2025, compared to the prior year, was due to a decrease in non-interest income, and increases in non-interest expense and provision for credit losses, partially offset by an increase in net interest income and a decrease in income tax expense.

During the second quarter of 2025, the Corporation sold a portion of its available for sale securities portfolio, and recognized a $17.5 million loss on the sale. In addition, the Corporation recognized a gain of $0.6 million upon completing the sale of a previously held for sale branch property. Excluding these nonrecurring items, net income (as adjusted) for the year ended December 31, 2025 was $27.9 million, or $5.80 per share. Non-GAAP net income as presented in the MD&A has been adjusted for these two items. Refer to the GAAP to Non-GAAP reconciliations, on pages 68-70, for further information. Adjusted return on average equity for the year ended December 31, 2025 was 11.81%, compared to 11.53% for the prior year.

Net Interest Income

The following table presents net interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,			Percentage Change
	2025	2024	Change
Interest and dividend income	$132,835	$127,564	$5,271	4.1%
Interest expense	45,678	53,505	(7,827)	(14.6)%
Net interest income	$87,157	$74,059	$13,098	17.7%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense recognized on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the year ended December 31, 2025 totaled $87.2 million, an increase of $13.1 million, or 17.7%, compared with $74.1 million for the prior year. Fully taxable equivalent net interest margin was 3.26% for the year ended December 31, 2025 compared to 2.76% for the prior year. The increase in net interest income was driven by a decrease of $8.3 million in interest expense on deposits and increases of $8.2 million in interest income on loans and $1.6 million in interest income on interest-earning deposits, partially offset by a decrease of $4.2 million in interest and dividend income on taxable securities.

Interest expense on deposits decreased largely due to a decrease of 42 basis points in the average cost of total interest-bearing deposits, which included brokered deposits, and a decrease of $30.6 million in average balances of total interest-bearing deposits, each compared to the prior year. The decrease in average balances of total interest-bearing deposits was inclusive of a decrease of $38.0 million in average balances of brokered deposits, due to proceeds from the Corporation’s sales of available for sale securities in the second quarter of 2025 being used to pay off wholesale funding liabilities, including brokered deposits. The average cost of customer time deposits decreased 73 basis points and average balances of customer time deposits decreased $25.2 million, each compared to the prior year. Both the decrease in average cost and average balances were primarily due to changes in promotional CD campaign offerings in the current year, compared to the prior year. Proceeds from the Corporation’s sales of available for sale securities in 2025 also reduced reliance on customer time deposits to fund loan growth.

Interest income on loans, including fees, increased mainly due to an increase of $129.3 million in average balances of total loans and an increase of five basis points in the average yield on total loans, each compared to the prior year. The increase in average balances of total loans was largely driven by an increase of $159.3 million in average balances of commercial loans, partially offset by a decrease of $33.9 million in average balances of consumer loans, each compared to the prior year. The increase in average balances of commercial loans was largely concentrated in commercial real estate, particularly in the Corporation’s Capital Bank and Canal Bank divisions in Albany and Buffalo, respectively. The decrease in average balances of consumer loans was primarily due to lower origination activity and normal portfolio turnover of indirect auto loans, as the Corporation prioritized funding other types of lending during 2025.

The increase in the average yield on total loans was mainly due to increases of 35 basis points and 15 basis points in the average yields on residential mortgages and consumer loans, respectively, partially offset by a decrease of six basis points in the average yield on total commercial loans, each compared to the prior year. The increase in the average yield on residential mortgages was primarily due to an increase in origination volume during 2025, most of which was originated at yields above the portfolio's average yield due to the elevated interest rate environment. The increase in the average yield on consumer loans was largely due to fast turnover in the indirect auto portfolio as older, lower‑yielding balances were replaced by higher‑yielding balances, partially offset by lower yields on originations of promotional home equity lines of credit, and the impact of declines in benchmark interest rates, such as the Prime rate, on variable rate home equity loans and lines. The decrease in the average yield on commercial loans was largely due to a decrease in interest rates on variable rate commercial and industrial loans, including lines of credit, due to the declining market interest rate environment compared to the prior year.

Interest income on interest‑earning deposits increased largely due to an increase of $38.4 million in average balances of interest‑earning deposits compared to the prior year, mainly consisting of proceeds from the Corporation’s sales of available for sale securities and issuance of subordinated debt in the second quarter of 2025, and despite a decrease of 40 basis points in the average yield on interest‑earning deposits compared to the prior year as a result of the decline in the fed funds rate.

Interest and dividend income on taxable securities decreased primarily due to the Corporation’s sales of available for sale securities with a book value of $244.8 million in the second quarter of 2025. These sales, as well as normal paydown activity on mortgage‑backed securities and SBA pooled‑loan securities, resulted in a decrease of $169.7 million in average balances of taxable securities, compared to the prior year. Additionally, the average yield on taxable securities decreased 12 basis points compared to the prior year, largely due to optimization of securities sales proceeds, which reflects the sale of relatively higher‑yielding securities in the second quarter of 2025, partially offset by a decrease in total amortization expense on available for sale securities compared to the prior year.

Average interest‑earning assets decreased $18.0 million, while average interest‑bearing liabilities decreased $32.2 million during 2025, each compared to the prior year, largely the result of the Corporation’s balance sheet repositioning efforts in the current year. The average yield on interest‑earning assets increased 23 basis points to 4.97%, while the average cost of interest‑bearing liabilities decreased 37 basis points to 2.50%. The total cost of funds was 1.86% for the year ended December 31, 2025, compared to 2.15% in the prior year, a decrease of 29 basis points.

Average Consolidated Balance Sheet and Interest Analysis

The following table presents certain information related to the Corporation’s average Consolidated Balance Sheets and its Consolidated Statements of Income for the years ended December 31, 2025, and 2024. It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the years ended December 31, 2025, and 2024. For the purpose of the table below, nonaccrual loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2025			2024
(in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$1,605,835	$94,144	5.86%	$1,446,493	$85,570	5.92%
Mortgage loans	278,658	11,722	4.21%	274,801	10,618	3.86%
Consumer loans	261,266	14,707	5.63%	295,187	16,165	5.48%
Taxable securities	443,643	8,896	2.01%	613,375	13,046	2.13%
Tax-exempt securities	23,103	696	3.01%	39,032	1,103	2.83%
Interest-earning deposits	67,628	2,963	4.38%	29,260	1,398	4.78%
Total interest-earning assets	2,680,133	133,128	4.97%	2,698,148	127,900	4.74%

Non interest-earning assets:
Cash and due from banks	25,710			25,112
Premises and equipment, net	15,795			14,766
Other assets	106,180			114,540
Allowance for credit losses	(22,691)			(21,489)
AFS valuation allowance	(64,816)			(86,356)
Total assets	$2,740,311			$2,744,721

Interest-bearing liabilities:
Interest-bearing demand deposits	$336,674	$5,228	1.55%	$313,070	$5,561	1.78%
Savings and insured money market deposits	872,776	16,692	1.91%	863,849	17,468	2.02%
Time deposits	501,546	17,506	3.49%	526,727	22,221	4.22%
Brokered deposits	52,775	2,367	4.49%	90,729	4,802	5.29%
FHLBNY overnight advances	7,523	336	4.47%	21,907	1,151	5.17%
Term advances and other debt	34,368	1,546	4.50%	46,363	2,302	4.97%
Subordinated debt	24,775	2,003	8.08%	—	—	—%
Total interest-bearing liabilities	1,830,437	45,678	2.50%	1,862,645	53,505	2.87%

Non interest-bearing liabilities:
Demand deposits	626,524			625,369
Other liabilities	47,228			51,427
Total liabilities	2,504,189			2,539,441
Shareholders' equity	236,122			205,280
Total liabilities and shareholders’ equity	$2,740,311			$2,744,721
Fully taxable equivalent net interest income		87,450			74,395
Net interest rate spread (1)			2.47%			1.87%
Net interest margin, fully taxable equivalent (2)			3.26%			2.76%
Taxable equivalent adjustment (3)		(293)			(336)
Net interest income		$87,157			$74,059

(1) Net interest rate spread is the difference in the average yield on interest-earning assets less the average cost of interest-bearing liabilities.
(2) Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Taxable equivalent adjustments have been made using a 19.6% blended rate equaling the 21.0% federal statutory rate less the impact of the Corporation's effective New York State income tax rate of 6.8%

Changes Due to Rate and Volume
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

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	2025 vs. 2024
	Increase/(Decrease)
(in thousands)	Total Change	Due to Volume	Due to Rate
Interest income
Commercial loans	$8,574	$9,441	$(867)
Mortgage loans	1,104	148	956
Consumer loans	(1,458)	(1,893)	435
Taxable securities	(4,150)	(3,448)	(702)
Tax-exempt securities	(407)	(474)	67
Interest-earning deposits	1,565	1,691	(126)
Total interest income	5,228	5,465	(237)

Interest expense
Interest-bearing demand deposits	(333)	408	(741)
Savings and insured money market deposits	(776)	179	(955)
Time deposits	(4,715)	(1,021)	(3,694)
Brokered deposits	(2,435)	(1,788)	(647)
FHLBNY overnight advances	(815)	(676)	(139)
Term advances and other debt	(756)	(554)	(202)
Subordinated debt	2,003	2,003	—
Total interest expense	(7,827)	(1,449)	(6,378)
Fully taxable equivalent net interest income	$13,055	$6,914	$6,141

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

The provision for credit losses increased $4.5 million, from a credit of $46 thousand for the year ended December 31, 2024 to a provision of $4.4 million for the year ended December 31, 2025. The increase was largely due to the annual review and update to the loss drivers which the Bank's CECL model is based upon, resulting in an increase in baseline loss rates during the current year, compared to a decrease in baseline loss rates as a result of the prior year's update, which led to a credit (provision recapture) for the prior year. Additionally an increase in loan growth for the year ended December 31, 2025 compared to loan growth for the prior year, as well as unfavorable changes in model inputs during 2025, including a decline in modeled prepayment speeds and a higher modeled unemployment rate, also contributed to the increase. The increase in net charge-offs for the year ended December 31, 2025 compared to the prior year did not meaningfully contribute to the increase in provision for credit losses.

Non-interest income

The following table presents non-interest income for the years ended December 31, 2025 and 2024, and the dollar and percent change (in thousands, except percentages):

NON-INTEREST INCOME
	2025		2024		2025 v. 2024
	Amount	% to Total	Amount	% to Total	$ Change	% Change
Wealth management group fee income	$11,945	150.3%	$11,573	49.8%	$372	3.2%
Service charges on deposit accounts	4,427	55.7%	4,042	17.4%	385	9.5%
Interchange revenue from debit card transactions	4,302	54.1%	4,426	19.1%	(124)	(2.8)%
Net (losses) on securities transactions	(17,498)	(220.2)%	—	—%	(17,498)	N/M
Change in fair value of equity investments	211	2.7%	179	0.8%	32	17.9%
Net gains on sales of loans held for sale	261	3.3%	214	0.9%	47	22.0%
Net gains (losses) on sales of other real estate owned	2	—%	(18)	(0.1)%	20	N/M
Income from bank owned life insurance	32	0.4%	38	0.2%	(6)	(15.8)%
CFS fee and commission income	1,176	14.8%	1,054	4.5%	122	11.6%
Other	3,087	38.9%	1,722	7.4%	1,365	79.3%
Total non-interest income	$7,945	100.0%	$23,230	100.0%	$(15,285)	(65.8)%

Non-interest income for the year ended December 31, 2025 was $7.9 million compared with $23.2 million for the prior year, a decrease of $15.3 million, or 65.8%. The decrease was due primarily to the loss on securities sales transactions of $17.5 million. This was partially offset by increases of $1.4 million in other non-interest income and $0.4 million in service charges on deposit accounts, as well as $0.4 million in wealth management group fee income.

Other non-interest income
Other non-interest income increased compared to the prior year primarily due to the gain of $0.6 million on the sale of the previous Ithaca "Station" branch property, interest received from the IRS in relation to the Corporation's receipt of proceeds from the Employee Retention Tax Credit (ERTC), an increase in commercial interest rate swap fee income, and recognition of incentives from a debit card service provider arrangement.

Wealth management group fee income and service charges on deposit accounts
The increases in wealth management group fee income and services charges on deposit accounts were primarily due to fee schedule increases, which were implemented in the second half of 2024.

Non-interest expense

The following table presents non-interest expense for the years ended December 31, 2025 and 2024, and the dollar and percent change (in thousands, except percentages):

NON-INTEREST EXPENSE
	2025		2024		2025 v. 2024
	Amount	% to Total	Amount	% to Total	$ Change	% Change
Compensation expense:
Salaries and wages	$30,569	43.2%	$28,457	42.3%	$2,112	7.4%
Pension and other employee benefits	8,887	12.6%	8,083	12.0%	804	9.9%
Other components of net periodic pension cost (benefits)	(452)	(0.6)%	(909)	(1.4)%	457	50.3%
Total compensation expense	39,004	55.2%	35,631	52.9%	3,373	9.5%

Non-compensation expense:
Net occupancy	5,812	8.2%	5,832	8.7%	(20)	(0.3)%
Furniture and equipment	1,702	2.4%	1,659	2.5%	43	2.6%
Data processing	10,048	14.2%	10,093	15.0%	(45)	(0.4)%
Professional services	2,706	3.8%	2,353	3.5%	353	15.0%
Marketing and advertising	1,248	1.8%	1,182	1.8%	66	5.6%
Other real estate owned expense	23	0.1%	157	0.2%	(134)	N/M
FDIC insurance	1,518	2.1%	2,120	3.2%	(602)	(28.4)%
Loan expense	1,152	1.6%	1,182	1.8%	(30)	(2.5)%
Other	7,516	10.6%	7,041	10.4%	475	6.7%
Total non-compensation expense	31,725	44.8%	31,619	47.1%	106	0.3%
Total non-interest expense	$70,729	100.0%	$67,250	100.0%	$3,479	5.2%

Non-interest expense increased $3.5 million, or 5.2%, in 2025, compared to the prior year. The increase was primarily due to an increase of $3.4 million in total compensation expense, as well as a $0.1 million increase in total non-compensation expense.

Compensation expense
Compensation expense increased $3.4 million, or 9.5%, compared to the prior year, primarily due to increases of $2.1 million in salaries and wages as well as increases of $0.8 million in pension and other employee benefits and $0.5 million in other components of net periodic pension benefits.

The increase in salaries and wages was primarily attributable to additional staffing in the Corporation's Canal Bank division in the Western New York market, including commercial lenders, wealth management professionals, and branch personnel, as well as merit-based wage increases. The increase in pension and other employee benefits was largely due to an increase in employee healthcare-related expense and payroll tax expense, compared to the prior year. The increase in other components of net periodic pension benefits was primarily due to a change in annual actuarial estimates.

Non-compensation expense
Non-compensation expense increased $0.1 million, or 0.3%, mainly due to increases of $0.5 million in other non-compensation expense and $0.4 million in professional services, offset by decreases of $0.6 million in FDIC insurance and $0.1 million in other real estate owned expense.

The increase in other non-compensation expense was primarily due to increases in losses on sales of repossessions, charitable donations made during the current year, and expense related to recruitment. The increase in professional services was primarily due to an increase in consulting services. The decrease in FDIC insurance was mainly due to improved metrics used to calculate the current year assessment, as well as a smaller decrease associated with a decline in total assessed assets. The decrease in other real estate owned expense was largely due to a decrease in the quantity of properties owned during 2025 compared to the prior year.

Income tax expense
The following table presents income tax expense and the effective tax rate for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,			Percentage Change
	2025	2024	Change
Income before income tax expense	$19,936	$30,085	$(10,149)	(33.7)%
Income tax expense	$4,832	$6,414	$(1,582)	(24.7)%
Effective tax rate	24.2%	21.3%

The effective tax rate increased to 24.2% for the year ended December 31, 2025 compared with 21.3% for the prior year. The increase in effective tax rate can be primarily attributed to an increase in the valuation allowance. The decrease in income tax expense can be primarily attributed to a decrease in pre-tax income, largely the result of losses realized on sales of available for sale securities.

Financial Condition

The following table presents selected financial information as of December 31, 2025 and 2024, and the dollar and percent change (in thousands):

	December 31, 2025	December 31, 2024	Change	Percentage Change
Assets
Total cash and cash equivalents	$50,097	$47,035	$3,062	6.5%
Total investment securities, FHLBNY, and FRBNY stock	294,469	544,602	(250,133)	(45.9)%

Loans, net of deferred loan fees	2,269,561	2,071,419	198,142	9.6%
Allowance for credit losses	(24,209)	(21,388)	2,821	13.2%
Loans, net	2,245,352	2,050,031	195,321	9.5%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	98,493	112,655	(14,162)	(12.6)%
Total assets	$2,710,235	$2,776,147	$(65,912)	(2.4)%

Liabilities and Shareholders’ Equity
Total deposits	$2,270,674	$2,396,883	$(126,209)	(5.3)%
FHLBNY advances and finance lease obligations	90,554	112,889	(22,335)	(19.8)%
Subordinated debt, net of deferred issuance costs	44,028	—	44,028	N/M
Other liabilities	50,270	51,066	(796)	(1.6)%
Total liabilities	2,455,526	2,560,838	(105,312)	(4.1)%

Total shareholders’ equity	254,709	215,309	39,400	18.3%
Total liabilities and shareholders’ equity	$2,710,235	$2,776,147	$(65,912)	(2.4)%

Cash and cash equivalents
The increase in cash and cash equivalents was largely due to proceeds from the Corporation's sales of available for sale securities and issuance of subordinated debt, both in the second quarter of 2025, and normal paydown activity and maturities of available for sale securities, largely offset by loan origination activity during 2025, a decrease in total brokered deposits, and a net decrease in total borrowed funds compared to prior year-end.

Investment securities
The decrease in investment securities was mainly due to sales of available for sale securities with a fair value of $227.3 million, as of the sale dates, in the second quarter of 2025. Also contributing to the decrease in total investment securities were paydowns and maturities of available for sale securities during 2025, totaling $37.5 million and $2.1 million, respectively. Partially offsetting the total decrease in investment securities were $4.0 million and $0.2 million in purchases of available for sale and held to maturity securities, respectively, during 2025, and an increase in the fair value of securities due to favorable changes in interest rates as of December 31, 2025 compared to prior year-end.

Loans, net
Loans, net of deferred origination fees and costs, increased primarily due to growth concentrated in the commercial loan portfolio, which increased $217.4 million, or 14.3%. Growth in total commercial loans was further concentrated in commercial real estate loans, which increased $192.7 million, or 15.8%. Total commercial real estate loans comprised 62.1% of total loans as of December 31, 2025 compared to 58.7% as of December 31, 2024. Additionally, commercial and industrial loan balances increased $24.7 million, or 8.2%. Total residential mortgage loans increased $11.9 million, or 4.3%, largely due to stronger origination activity during 2025 compared to the prior year. Total consumer loans decreased $31.2 million, or 11.1%, largely due to net runoff of the indirect auto segment as the Corporation prioritized other types of lending during 2025.

Allowance for credit losses
The allowance for credit losses on loans increased $2.8 million, or 13.2%, from $21.4 million as of December 31, 2024 to $24.2 million as of December 31, 2025. The increase was largely due to an increase in total loan volume, particularly concentrated in commercial real estate loans, as well as changes in model inputs between December 31, 2024 and 2025, which included an annual review and update to loss drivers used in the CECL model, which were applied in the first quarter of 2025 and resulted in an increase in baseline modeled loss rates. Additionally, a decrease in modeled prepayment speeds and an increase in forecasted unemployment contributed to the overall increase in the allowance. Partially offsetting the increase were improvements in forecasted GDP growth and a net decrease in specific allowance allocations on individually analyzed loans.

Goodwill and other intangible assets, net
There were no impairments of goodwill during the years ended December 31, 2025 and 2024, and there were no other intangible assets on the Corporation's Consolidated Balance Sheets as of December 31, 2025 and 2024.

Other assets
The decrease in other assets was largely due to a decrease in interest rate swap assets of $6.5 million, resulting from a decrease in market interest rates, and a decrease in deferred tax assets, due to an increase in the fair value of available for sale securities, which was also largely attributed to a decrease in market interest rates.

Deposits
Total deposits decreased largely due to the payoff of brokered deposits with a portion of the proceeds from the Corporation's sales of available for sale securities and issuance of subordinated debt. There were no brokered deposits outstanding as of December 31, 2025, compared to $92.2 million, or 3.8% of total deposits as of the prior year-end. Additionally, total customer time deposits decreased $68.1 million compared to prior year-end. Partially offsetting the decrease in total deposits were increases of $20.1 million, $8.9 million, and $6.3 million in interest-bearing demand deposits, savings deposits, and money market deposits, respectively.

FHLBNY advances and finance lease obligations
FHLBNY advances and finance lease obligations decreased primarily due to a decrease of $22.0 million in FHLBNY overnight advances as of December 31, 2025 compared to prior year-end.

Subordinated debt, net of deferred issuance costs
The Corporation issued $45.0 million in 7.75% fixed-to-floating rate subordinated notes during 2025, net of $1.0 million in total related issuance costs, the majority of which were unamortized as of December 31, 2025. The subordinated notes were issued as part of the Corporation's strategic balance sheet repositioning during 2025.

Other liabilities
The decrease in other liabilities was mainly due to decreases of $6.4 million in interest rate swap liabilities, resulting from a decrease in market interest rates, and a decrease of $1.6 million in accrued interest payable, largely offset by increases across other components of other liabilities.

Shareholders’ equity
The increase in shareholders' equity was due primarily to a decrease of $29.0 million in accumulated other comprehensive loss, as well as an increase of $8.8 million in retained earnings. The decrease in accumulated other comprehensive loss was largely due to favorable changes in interest rates compared to prior year-end, while the increase in retained earnings was due to net income of $15.1 million, offset by $6.3 million in dividends declared for the year ended December 31, 2025. Treasury stock decreased $0.8 million, primarily due to the impact of the issuance of shares related to the Corporation's employee benefit plans.

Assets under management or administration
The market value of total assets under management or administration in the Wealth Management Group was $2.338 billion, including $301.8 million of assets held under management or administration for the Corporation, as of December 31, 2025 compared to $2.212 billion, including $301.9 million of assets held under management or administration for the Corporation as of December 31, 2024, an increase of $126.5 million, or 5.7%. Excluding assets under management or administration for the Corporation, the total market value of Wealth Management Group assets increased $126.6 million, or 6.6%, primarily due to improvements in financial markets during the current year.

Balance Sheet Comparisons

The table below contains selected year-end and average balance sheet information at and for the years ended December 31, 2025 and 2024 (in millions):

SELECTED BALANCE SHEET INFORMATION

	YEAR-END BALANCE SHEET			AVERAGE BALANCE SHEET
	2025	2024	% Change	2025	2024	% Change
Total assets	$2,710.2	$2,776.1	(2.4)%	$2,740.3	$2,744.7	(0.2)%
Interest-earning assets (1)	2,593.5	2,636.8	(1.6)%	2,680.1	2,698.1	(0.7)%
Loans (2)	2,271.7	2,071.4	9.7%	2,145.8	2,016.5	6.4%
Investments (3)	321.8	565.4	(43.1)%	534.4	681.7	(21.6)%
Deposits	2,270.7	2,396.9	(5.3)%	2,390.3	2,419.7	(1.2)%
Borrowings (4)	134.6	112.9	19.2%	66.7	68.3	(2.3)%
Allowance for credit losses	24.2	21.4	13.1%	22.7	21.5	5.6%
Shareholders’ equity	254.7	215.3	18.3%	236.1	205.3	15.0%

(1)    Interest-earning assets include: securities available for sale and securities held to maturity at amortized cost, loans and loans held for sale net of deferred loan fees, interest-earning deposits, FHLBNY stock, FRBNY stock, and equity investments.
(2) Loans and loans held for sale, net of deferred loan fees.
(3) Investments include securities available for sale at estimated fair value, securities held to maturity, at amortized cost, equity investments, FHLBNY stock, FRBNY stock, and interest-earning deposits.
(4)    Borrowings include overnight advances, term advances, subordinated debt, and finance lease obligations.

Cash and Cash Equivalents

Total cash and cash equivalents increased $3.1 million compared to December 31, 2024, due to an increase of $6.5 million in interest-earning deposits at other financial institutions, offset by a $3.4 million decrease in cash and due from financial institutions.

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

The available for sale segment of the securities portfolio totaled $280.6 million as of December 31, 2025, a decrease of $250.8 million, or 47.2%, from $531.4 million as of December 31, 2024. The decrease was primarily due to the sale of available for sale securities with a market value totaling $227.3 million in the second quarter of 2025. The sale of securities included the Corporation's entire portfolio of U.S. Treasury and SBA pooled-loan securities, as well as a portion of the mortgage-backed securities and municipal bonds portfolios. Also contributing to the decrease were net paydowns and maturities for the year totaling $43.1 million, mainly due to paydowns on mortgage-backed securities and SBA pooled loan securities. The market value of securities available for sale increased $21.0 million, due to favorable changes in market interest rates during the current year. Partially offsetting the decrease in total investment securities was an increase of $0.3 million in FHLBNY and FRBNY stock, at cost, primarily due to an increase in membership-based share requirements compared to the prior year-end. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $0.6 million and $0.8 million as of December 31, 2025 and December 31, 2024, respectively. Non-marketable equity securities as of December 31, 2025 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $3.0 million and $6.4 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

The table below presents the composition of the Corporation's available for sale portfolio as of December 31, 2025 and 2024 (in thousands, except percentages):

	2025		2024
	Estimated Fair Value	% to Total Portfolio	Estimated Fair Value	% to Total Portfolio
U.S. treasury notes and bonds	$—	—%	$56,906	10.7%
Mortgage-backed securities, residential	250,375	89.2%	365,934	68.9%
Collateralized mortgage obligations	2,931	1.0%	—	—%
Obligations of states and political subdivisions	10,310	3.7%	35,505	6.6%
Corporate bonds and notes	16,982	6.1%	22,016	4.2%
SBA loan pools	—	—%	51,081	9.6%
Total securities available for sale	$280,598	100.0%	$531,442	100.0%

The table below sets forth the carrying amounts and maturities of available for sale and held to maturity debt securities as of December 31, 2025 and the weighted average yields of such securities, all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Mortgage-backed securities and collateralized mortgage obligations are presented based on final maturity dates. Tax equivalent adjustments have been made in calculating yields on tax-exempt obligations (in thousands, except percentages):

MATURITIES AND YIELDS OF DEBT SECURITIES

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Mortgage-backed securities, residential	$—	N/A	$9,399	1.19%	$43,470	2.26%	$242,726	1.73%
Collateralized mortgage obligations	—	N/A	—	N/A	—	N/A	2,990	4.52%
Obligations of states and political subdivisions	992	3.31%	573	2.87%	8,838	3.26%	150	3.73%
Corporate bonds and notes	—	N/A	2,000	4.25%	16,750	3.68%	—	N/A
Total	$992	3.31%	$11,972	1.78%	$69,058	2.73%	$245,866	1.77%
Held to maturity
Obligations of states and political subdivisions	$—	N/A	$160	7.46%	$480	3.85%	$—	N/A
Total	$—	N/A	$160	7.46%	$480	3.85%	$—	N/A

(1) Taxable equivalent adjustments have been made using a 19.6% blended rate equaling the 21.0% federal statutory rate less the impact of the Corporation's effective New York State income tax rate of 6.8%

The weighted-average yield on the Corporation's available for sale and held to maturity debt securities as of December 31, 2025 was 1.98% and 4.75%, respectively. Management evaluates securities for credit loss exposure on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For the years ended December 31, 2025 and 2024, the Corporation had no provisions for credit losses relating to its investment securities.

Loans

The table below presents the Corporation’s loan composition by type and percentage of total loans as of December 31, 2025 and December 31, 2024 (dollars in thousands):

LOAN COMPOSITION

	December 31,				2025 v. 2024
	2025	% of Total	2024	% of Total	$ Change	% Change
Commercial and industrial	$324,185	14.3%	$299,521	14.5%	$24,664	8.2%
Commercial mortgages:
Construction	120,418	5.3%	94,943	4.6%	25,475	26.8%
Owner occupied commercial real estate	178,620	7.9%	142,279	6.8%	36,341	25.5%
Non-owner occupied commercial real estate	1,110,689	48.9%	979,782	47.3%	130,907	13.4%
Residential mortgages	286,885	12.6%	274,979	13.3%	11,906	4.3%
Consumer loans:
Home equity lines and loans	109,723	4.9%	93,220	4.5%	16,503	17.7%
Indirect consumer loans	132,699	5.8%	178,118	8.6%	(45,419)	(25.5)%
Direct consumer loans	6,342	0.3%	8,577	0.4%	(2,235)	(26.1)%
Total	$2,269,561	100.0%	$2,071,419	100.0%	$198,142	9.6%
Portfolio loans totaled $2.270 billion as of December 31, 2025 and $2.071 billion as of December 31, 2024, an increase of $198.1 million, or 9.6%. The increase was driven by increases of $192.7 million in total commercial mortgages, or 15.8%, $24.7 million in commercial and industrial loans, or 8.2%, and $11.9 million, or 4.3%, in residential mortgages, partially offset by a decrease of $45.4 million in total consumer loans, or 25.5%.

Commercial real estate lending continues to be the primary driver of asset growth for the Corporation, with persistent demand across the Corporation's footprint, particularly in the Capital and Western regions of New York, under the Corporation's Capital Bank and Canal Bank divisions, respectively. The increase in total commercial real estate loans was largely due to an increase of $130.9 million in non-owner occupied properties, along with smaller increases in both owner occupied properties and construction loans.

Total commercial real estate loans were concentrated in the Capital Bank division in the Corporation's Albany market, comprising $1.044 billion, or 74.0%, and $949.8 million, or 78.0%, of total commercial real estate as of December 31, 2025 and December 31, 2024, respectively, an increase of $93.8 million, or 9.9%. The decrease in the concentration of total commercial real estate loans in the Capital Bank division was largely due to origination activity in the recently established Canal Bank division in the Corporation's Buffalo market, particularly after the hiring of additional commercial lenders and opening of a regional banking center in Williamsville, NY in the later part of 2024. Commercial real estate loans in the Corporation's Canal Bank division totaled $188.9 million, or 13.4% of total commercial real estate loans as of December 31, 2025, compared to $112.1 million, or 9.2% of total commercial real estate loans as of December 31, 2024, an increase of $76.8 million, or 68.5%. Remaining commercial real estate balances were attributable to the Corporation's Chemung Canal Trust Company division in the Southern Tier and Finger Lakes regions of New York, and totaled $177.2 million as of December 31, 2025, or 12.6% of total commercial real estate loans, compared to $155.1 million, or 12.7% of total commercial real estate loans as of December 31, 2024, an increase of $22.1 million, or 14.2%. The increase in commercial and industrial loans was relatively evenly distributed across the Corporation's three bank divisions, led by increases of $9.5 million and $9.3 million in commercial and industrial loan balances in the Chemung Canal and Canal Bank divisions, respectively, compared to December 31, 2024.

Residential mortgage loans increased largely due to stronger origination volumes of mortgages held for investment during 2025, compared to origination volumes in recent years. Originations of residential mortgages held for investment for the year ended December 31, 2025 totaled $45.2 million, compared to $25.1 million for the prior year, an increase of $20.1 million, or 80.3%. The increase in origination volumes was largely due to improvements in market conditions for homebuyers during 2025, as well as the mix of originations in 2025 favoring larger jumbo mortgages compared to the prior year. Additionally, loans originated for sale and sold into the secondary market to Freddie Mac and the FHLBNY totaled $13.6 million for the year ended December 31, 2025, compared to $11.5 million for the prior year, an increase of $2.1 million, or 18.4%.

Total consumer loans decreased largely due to a decrease in originations of indirect auto loans during 2025, due to the Corporation prioritizing other types of lending during the year, as well as the relatively fast turnover in the portfolio, which exceeded originations during the year. Indirect consumer loans decreased $45.4 million, or 25.5%, compared to prior year-end. Partially offsetting the decrease in total consumer loans was an increase of $16.5 million, or 17.7%, in balances of home equity lines and loans compared to prior-year end. Home equity lines and loans increased largely due to an increase in home equity lines of credit, the result of promotional efforts during 2025, which included offering a below-market introductory interest rate.

The table below presents the Corporation’s outstanding loan balances by bank division (in thousands):

LOANS BY DIVISION
	December 31,
	2025	2024	2023	2022	2021
Chemung Canal Trust Company(1)	$616,621	$626,903	$665,701	$651,516	$592,172
Capital Bank Division	1,417,834	1,302,593	1,206,561	1,098,104	879,105
Canal Bank Division	235,106	141,923	100,402	79,828	46,972
Total Loans	$2,269,561	$2,071,419	$1,972,664	$1,829,448	$1,518,249

(1) All loans, excluding those originated by the Capital Bank and Canal Bank Divisions.
Commercial real estate lending represented the largest component of the Corporation's loan portfolio as of December 31, 2025 and 2024. Commercial real estate lending is comprised of the construction, owner occupied commercial real estate, and non-owner occupied commercial real estate categories of the loan portfolio, as presented in Note 4 - Loans and Allowance for Credit Losses to the Consolidated Financial Statements. As of December 31, 2025 and 2024, total commercial real estate loans were $1.410 billion and $1.217 billion, respectively, representing 62.1% and 58.7% of total loan balances, respectively.
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
The Corporation also monitors its level of non-owner occupied commercial real estate loans in relation to regulatory capital, as defined by the Bank's regulators. As of December 31, 2025 and 2024, total non-owner occupied commercial real estate loans divided by total Bank risk-based capital was 384.9% and 399.4%, respectively.
The following table presents commercial real estate loans by maturity and repricing date as of December 31, 2025 (dollars in thousands):

Commercial real estate loans:	2026	2027	2028	2029	2030	After 2030 (1)	Total
Maturing in:	$98,048	$90,442	$90,988	$118,712	$231,987	$779,550	$1,409,727
Percentage of total	7.0%	6.4%	6.5%	8.4%	16.5%	55.2%	100.0%

Repricing in:	$593,753	$93,636	$100,112	$104,640	$96,426	$421,160	$1,409,727
Percentage of total	42.1%	6.6%	7.1%	7.4%	6.8%	30.0%	100.0%

(1) Includes fixed rate loans

The table below presents the amortized basis of commercial real estate loans by type and percentage as of December 31, 2025 and 2024 (dollars in thousands):

Commercial real estate loans by type:	2025	% of Total	2024	% of Total	% Change
Construction	$120,418	8.5%	$94,943	7.8%	26.8%
1-4 Family Residential (1)	53,982	3.9%	44,374	3.6%	21.7%
Multifamily	424,797	30.1%	398,728	32.8%	6.5%
Owner Occupied	178,620	12.7%	142,279	11.7%	25.5%
Non-Owner Occupied	631,910	44.8%	536,680	44.1%	17.7%
Total	$1,409,727	100.0%	$1,217,004	100.0%	15.8%

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
The table below presents the amortized basis of commercial real estate loans by regional location of collateral and percentage as of December 31, 2025 and 2024 (dollars in thousands):

Commercial real estate loans by regional location of collateral:	2025	% of Total	2024	% of Total	% Change
Capital Region	$843,763	59.8%	$783,342	64.3%	7.7%
Southern Tier & Finger Lakes	230,599	16.4%	221,078	18.2%	4.3%
Western New York	252,370	17.9%	155,527	12.8%	62.3%
Other (1)	82,995	5.9%	57,057	4.7%	45.5%
Total	$1,409,727	100.0%	$1,217,004	100.0%	15.8%

(1) Includes $77.6 million in commercial real estate loans located outside of New York State as of December 31, 2025.

The Corporation closely monitors economic and credit trends for the industries in which its commercial real estate borrowers are involved. Property types are designated based on the purpose of the collateral securing commercial real estate loans. The table below presents the amortized basis of commercial real estate loans by borrower industry and percentage as of December 31, 2025 and 2024, as well as the weighted average (WA) loan to value (LTV) ratio for each industry as of December 31, 2025 (dollars in thousands):

Commercial real estate loans by borrower industry:	2025			2024
	Balances	% of Total	WA LTV %	Balances	% of Total	% Change
Construction & Land Development	$120,418	8.6%	N/M	$94,943	7.8%	26.8%
Industrial	70,402	5.0%	52.2%	62,817	5.3%	12.1%
Warehouse & Storage	104,214	7.4%	63.6%	91,357	7.5%	14.1%
Retail	264,230	18.7%	58.6%	212,938	17.5%	24.1%
Office	145,585	10.3%	61.1%	122,248	10.0%	19.1%
Hotel	80,563	5.7%	53.0%	53,960	4.4%	49.3%
1-4 Family Residential Rental	54,264	3.8%	65.3%	44,374	3.6%	22.3%
Multifamily (5+)	449,829	31.9%	60.4%	427,257	35.1%	5.3%
Medical	54,395	4.0%	64.1%	45,480	3.7%	19.6%
Educational	21,458	1.5%	56.2%	22,129	1.8%	(3.0)%
Other	44,369	3.1%	48.3%	39,501	3.3%	12.3%
Total	$1,409,727	100.0%	59.2%	$1,217,004	100.0%	15.8%
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which may cause them to be similarly impacted by changes in economic or other conditions. Industries are identified using NAICS codes, and the Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations of greater than 10.0% of total loans. As of December 31, 2025 and 2024, commercial loans to borrowers involved in the real estate, and real estate rental and leasing businesses, were 52.1% and 50.9% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2025 and 2024.

The table below shows the maturity of loans outstanding as of December 31, 2025. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$127,123	$126,774	$69,070	$1,218	$324,185
Commercial mortgages:
Construction	13,168	44,848	62,402	—	120,418
Owner occupied commercial real estate	6,127	47,038	119,828	5,627	178,620
Non-owner occupied commercial real estate	78,750	429,516	583,236	19,187	1,110,689
Residential mortgages	8,746	12,659	81,030	184,450	286,885
Consumer loans:
Home equity lines and loans	227	6,361	57,394	45,741	109,723
Indirect consumer loans	1,325	102,200	29,174	—	132,699
Direct consumer loans	347	3,955	1,340	700	6,342
Total	$235,813	$773,351	$1,003,474	$256,923	$2,269,561

	LOAN AMOUNTS CONTRACTUALLY DUE AFTER DECEMBER 31, 2026
Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$64,416	$37,003	$—	$101,419
Commercial mortgages:
Construction	4,118	—	—	4,118
Owner occupied commercial real estate	17,707	20,576	—	38,283
Non-owner occupied commercial real estate	213,317	90,015	3,254	306,586
Residential mortgages	12,659	77,171	123,233	213,063
Consumer loans:
Home equity lines and loans	4,958	49,191	388	54,537
Indirect consumer loans	102,200	29,174	—	131,374
Direct consumer loans	3,955	322	59	4,336
Total	$423,330	$303,452	$126,934	$853,716

Loans maturing with variable interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$62,358	$32,067	$1,218	$95,643
Commercial mortgages:
Construction	40,730	62,402	—	103,132
Owner occupied commercial real estate	29,331	99,252	5,627	134,210
Non-owner occupied commercial real estate	216,198	493,221	15,932	725,351
Residential mortgages	—	3,859	61,216	65,075
Consumer loans:
Home equity lines and loans	1,404	8,203	45,355	54,962
Indirect consumer loans	—	—	—	—
Direct consumer loans	—	1018	641	1,659
Total	$350,021	$700,022	$129,989	$1,180,032

Non-Performing Loans and Non-Performing Assets

Non-performing assets consist of non-performing loans, other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure, and vehicles that have been repossessed. Non-performing loans are comprised of nonaccrual loans. Past due status on all loans is based on the contractual terms of the loan. It is generally the Corporation's policy that a loan 90 days past due be placed on nonaccrual status unless factors exist that would eliminate the need to classify a loan as such. A loan may also be designated as nonaccrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. At the time loans are placed into nonaccrual status, the accrual of interest is discontinued and previously accrued interest is reversed. Payments received on nonaccrual loans are generally applied to principal using the cost recovery method. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Corporation expects to receive all of its original principal and interest. In the case of nonaccrual loans where a portion of the loan has been charged off, the remaining balance is kept in nonaccrual status until the entire principal balance has been recovered.

The following table summarizes the Corporation's non-performing assets as of December 31, (in thousands):

NON-PERFORMING ASSETS

	2025	2024	2023	2022	2021
Non-performing loans	$7,908	$8,954	$10,411	$8,178	$8,114
Other real estate owned and repossessions	257	652	326	195	113
Total non-performing assets	$8,165	$9,606	$10,737	$8,373	$8,227

Ratio of non-performing loans to total loans	0.35%	0.43%	0.53%	0.45%	0.54%
Ratio of non-performing assets to total assets	0.30%	0.35%	0.40%	0.32%	0.34%
Ratio of allowance for credit losses to non-performing loans	306.13%	238.87%	216.28%	240.39%	259.17%

Accruing loans past due 90 days or more (1)	$17	$23	$10	$1	$4

(1) Not included in non-performing assets above.

Non-performing loans totaled $7.9 million, or 0.35% of total loans, as of December 31, 2025, compared to $9.0 million, or 0.43% of total loans, as of December 31, 2024. Non-performing assets were $8.2 million, or 0.30% of total assets as of December 31, 2025, compared to $9.6 million, or 0.35% of total assets as of December 31, 2024. The decrease in non-performing loans was largely due to the payoff of six nonaccrual commercial real estate loans totaling $1.7 million during the year ended December 31, 2025 and the charge-off of three commercial and industrial loans during the year ended December 31, 2025, mostly in the second quarter, totaling $0.8 million. Additionally, there were $0.8 million in paydowns on other non-performing commercial loans, partially offset by $0.8 million in additions to nonaccrual commercial loans during the year ended December 31, 2025. Non-performing retail loans increased $1.4 million compared to December 31, 2024, driven by $3.9 million in additions to nonaccrual retail loans, partially offset by $1.2 million in net charge-offs and $1.5 million in paydowns during the year ended December 31, 2025.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Corporation works closely with borrowers experiencing financial difficulties to identify viable solutions that minimize the potential for loss. The Corporation especially monitors modifications made to borrowers experiencing financial difficulty where contractual cash flows are directly impacted, including through principal reductions, reductions in effective interest rates, term extensions, significant payment delays, or a combination thereof. As of December 31, 2025, the Corporation had ten active loans modified under such terms, totaling $6.3 million, compared to seven loans as of December 31, 2024, totaling $2.1 million. There were four loan modification made to borrowers experiencing financial difficulty during the year ended December 31, 2025; a payment delay on a $3.4 million non-owner occupied commercial real estate loan, a term extension on a $1.0 million non-owner occupied commercial real estate loan, a combination of a payment delay and term extension on a $0.4 million non-owner occupied commercial real estate loan, and a payment delay on a $0.2 million residential mortgage. During the year ended December 31, 2025, a $0.7 million unsecured commercial and industrial loan which had previously been given a six month term extension was fully charged-off. All other modified loans made to borrowers experiencing financial difficulty were performing according to their modified terms as of December 31, 2025.

Allowance for Credit Losses

The allowance for credit losses is an amount that management believes will be adequate to absorb the estimated lifetime credit losses inherent in assets exhibiting credit risk as of the measurement date. The allowance is in conformity with the requirements established by ASC 326 - Financial Instruments - Credit Losses. The allowance for credit losses covers a range of assets including loans, unfunded commitments, and debt securities, incorporating both quantitative and qualitative components. As of December 31, 2025 and 2024, the Corporation did not allocate any allowance for credit losses to its portfolios of available for sale or held to maturity debt securities, due to the explicit or implicit U.S. Government guarantee as to principal and interest payments on the majority of the portfolio, and the immateriality of credit risk on remaining unguaranteed securities.
Loans are analyzed for credit loss on either an individual basis or a pooled (collective) basis, determined by risk characteristics. The Corporation begins analyzing loans on an individual basis when management determines a loan no longer exhibits risk characteristics consistent with the risk characteristics in its designated pool under the Corporation's CECL methodology. The amortized cost basis of individually analyzed loans as of December 31, 2025 totaled $4.2 million, compared to $6.5 million as of December 31, 2024. Remaining loans are analyzed on a pooled basis and are segmented based on groups of assigned FFIEC Call Report codes. Management seeks to disaggregate its loan portfolio in a granular enough manner to capture the risk profile of each loan, yet broad enough to accurately allow for the application of certain pool-level assumptions.
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
For pooled loans, quantitative analysis is based on an estimated discounted cash flow analysis (DCF) performed at the loan level. The modeled reserve requirement is equal to the difference between the book balance of the loan as of the measurement date and the present value of assumed cash flows for the life of the loan. The underlying assumptions of the DCF are based on the relationship between a projected value of an economic indicator, and the implied historical loss experience amongst a group of curated peers. The Corporation utilizes a regression analysis to determine suitable loss drivers for each pool of loans. Based on these results a probability of default (PD) and loss given default (LGD) is assigned to each potential value of a chosen economic indicator for each pool of loans, and is then applied to the portfolio to derive the statistical loss implications thereof. An estimated loss for each period of the DCF, as well as implied recovery of past losses, is incorporated into the DCF. The Corporation relies on FOMC data, including its projections for U.S. civilian unemployment and U.S. GDP growth, as the source for its reasonable, supportable, and readily available economic forecast. The forecasted values are applied over a rolling four quarter period, and revert to the historic mean of the economic variable over an eight quarter period, on a straight-line basis.
Qualitative adjustments represent management's expectation of certain risks not being fully captured in the quantitative portion of the model. Qualitative adjustment rates are applied to each loan within a pool on a consistent basis. Factors considered as part of the qualitative adjustment analysis primarily include economic considerations not captured by the model, changes in conditions within the Bank such as lending standards, personnel, and concentrations of credit, among others, as well as external factors, such as changes in the regulatory and competitive landscape.
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
The allowance for credit losses was $24.2 million as of December 31, 2025, compared to $21.4 million as of December 31, 2024. The allowance for credit losses was 306.13% of non-performing loans as of December 31, 2025, compared to 238.87% as of December 31, 2024. The ratio of allowance for credit losses on loans to total loans was 1.07% as of December 31, 2025, compared to 1.03% as of December 31, 2024, respectively. Including the allowance for credit losses allocated to unfunded commitments, the ratio of the allowance for credit losses to total loans was 1.09% as of December 31, 2025, compared to 1.07% as of December 31, 2024. The allowance for credit losses on unfunded commitments is included in the line item accrued interest payable and other liabilities in the Consolidated Balance Sheets. The increase in the allowance for credit losses was largely due to the annual review and an update performed on the loss drivers used as the basis for the Bank's CECL model, commercial loan growth, and changes in model inputs such as economic forecasts and prepayment speeds. The overall increase in the allowance for credit losses was partially offset by a decrease in the allowance for credit losses on individually analyzed loans, due to charge-offs on loans which carried specific reserve allocations, as well as a net decrease in qualitative adjustments applied to the Bank's CECL model as of December 31, 2025 compared to December 31, 2024.

Net charge-offs for the year ended December 31, 2025 were $1.9 million compared with net charge-offs of $1.2 million for the year ended December 31, 2024. The ratio of net charge-offs to average loans outstanding was 0.09% for 2025 and 0.06% for 2024. Net charge-offs for the year ended December 31, 2025 were primarily due to $1.1 million in net charge-offs of total consumer loans, which were largely concentrated in indirect auto loans, and $0.8 million in net charge-offs of commercial and industrial loans, which included a $0.7 million charge-off in the second quarter of 2025 on a loan which had previously carried a $0.7 million specific allocation in the allowance for credit losses. Net charge-offs for the year ended December 31, 2024 were primarily due to $1.0 million in net charge-offs of total consumer loans, largely concentrated in indirect auto loans, and $0.2 million in net charge-offs on commercial and industrial loans, comprised of $0.3 million in charge-offs on two loans in the fourth quarter of 2024 and $0.1 million in recoveries of previously charged-off loans throughout the year.

The table below summarizes the Corporation’s allowance for credit losses, non-performing loans, and ratio of net charge-offs and recoveries to average loans outstanding by loan category at or for the years ended December 31, 2025 and 2024 (in thousands):

ALLOWANCE AND LOAN CREDIT RATIOS BY LOAN CATEGORY

Balance as of December 31, 2025	Allowance for credit losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans	Net charge-offs (recoveries) to average loans
Commercial and industrial	$4,524	1.40%	$779	0.24%	580.74%	0.26%
Commercial mortgages	14,363	1.17%	3,167	0.26%	453.52%	—%
Residential mortgages	2,788	0.97%	1,753	0.61%	159.04%	(0.01)%
Consumer loans	2,534	1.02%	2,209	0.89%	114.71%	0.42%
Total	$24,209	1.07%	$7,908	0.35%	306.13%	0.09%

(1) Ratio represents a percentage of year end loan balances.
Balance as of December 31, 2024	Allowance for credit losses	Allowance to loans[1]	Non-performing loans	Non-performing loans to loans[1]	Allowance to non-performing loans	Net charge-offs (recoveries) to average loans
Commercial and industrial	$4,520	1.51%	$1,534	0.51%	294.65%	0.06%
Commercial mortgages	11,214	0.92%	4,959	0.41%	226.13%	—%
Residential mortgages	2,259	0.82%	1,372	0.50%	164.65%	(0.01)%
Consumer loans	3,395	1.21%	1,089	0.39%	311.75%	0.35%
Total	$21,388	1.03%	$8,954	0.43%	238.87%	0.06%

(1) Ratio represents a percentage of year end loan balances.

Consolidated Ratios as of December 31,				2025	2024
Non-performing loans to total loans				0.35%	0.43%
Allowance for credit losses on loans to total loans				1.07%	1.03%
Allowance for credit losses on loans and unfunded commitments to total loans				1.09%	1.07%
Allowance for credit losses to non-performing loans				306.13%	238.87%

The increase in the allowance to non-performing loans ratio was primarily due to an increase of 13.2% in the allowance for credit losses, or $2.8 million, between December 31, 2024 and December 31, 2025, as well as a decrease of 11.7% in non-performing loans or $1.0 million. The increase in the allowance for credit losses primarily reflected higher baseline loss rates following the annual review and update of the model’s loss drivers, along with additional reserves attributable to growth in the commercial loan portfolio. Under the Corporation's CECL methodology, commercial loan pools generally received higher allocation rates within the allowance for credit losses during 2025. A majority of balances removed from non-performing loans during 2025 due to payoffs or return to accrual status did not have associated specific allocations in the allowance for credit losses. There were $0.8 million in non-performing commercial loan balances which were charged-off during 2025, which had specific allocation of $0.8 million in the allowance for credit losses at the time of charge-off.

The table below summarizes the Corporation's credit loss experience for the years ended December 31, 2025 and 2024 (in thousands, except ratio data):

SUMMARY OF CREDIT LOSS EXPERIENCE
	2025	2024
Allowance for credit losses at beginning of year	$21,388	$22,517

Charge-offs:
Commercial and industrial	797	302
Commercial mortgages	6	—
Residential mortgages	—	21
Consumer loans	1,653	1,550
Total Charge-Offs	2,456	1,873

Recoveries:
Commercial and industrial	10	128
Commercial mortgages	4	4
Residential mortgages	19	62
Consumer loans	551	519
Total Recoveries	584	713

Net charge-offs	1,872	1,160
Provision for credit losses on-balance sheet exposure(1)	4,693	31
Allowance for credit losses at end of year	$24,209	$21,388

Ratio of net charge-offs during year to average loans outstanding	0.09%	0.06%
Ratio of allowance for credit losses to total loans outstanding	1.07%	1.03%
(1) Additional provision related to off-balance sheet exposure was a credit of $256 thousand for the year ended December 31, 2025 and a credit of $77 thousand for the year ended December 31, 2024.

Other Real Estate Owned and Repossessed Vehicles

As of December 31, 2025, there was no other real estate owned (OREO), compared to $0.4 million as of December 31, 2024. There were no properties added to OREO during 2025, while five properties were sold from OREO during 2025, two relating to residential mortgage loans and three relating to home equity loans, resulting in net gains on sales of OREO of $2 thousand for the year ended December 31, 2025, compared to net losses on sales of OREO of $18 thousand for the year ended December 31, 2024. The Corporation had $0.3 million in repossessed vehicles as of December 31, 2025, which is included in other assets on the Consolidated Balance Sheets, and is a component of non-performing assets, compared to $0.2 million as of December 31, 2024.

Deposits

The table below summarizes the Corporation’s deposit composition by segment as of December 31, 2025, and 2024, and the dollar and percent change from December 31, 2024 to December 31, 2025 (in thousands, except percentages):

DEPOSITS

	2025		2024		2025 v. 2024
	Amount	% of Total	Amount	% of Total	$ Change	% Change
Non interest-bearing demand deposits	$624,532	27.5%	$625,762	26.1%	$(1,230)	(0.2)%
Interest-bearing demand deposits	326,645	14.4%	306,536	12.8%	20,109	6.6%
Insured money market deposits	601,391	26.5%	595,123	24.8%	6,268	1.1%
Savings deposits	254,490	11.2%	245,550	10.2%	8,940	3.6%
Certificates of deposit $250,000 or less	339,320	14.9%	401,563	16.8%	(62,243)	(15.5)%
Certificates of deposit greater than $250,000	98,714	4.4%	101,125	4.3%	(2,411)	(2.4)%
Brokered deposits	—	—%	92,159	3.8%	(92,159)	(100.0)%
Other time deposits	25,582	1.1%	29,065	1.2%	(3,483)	(12.0)%
Total deposits	$2,270,674	100.0%	$2,396,883	100.0%	$(126,209)	(5.3)%

Deposits totaled $2.271 billion as of December 31, 2025, compared with $2.397 billion as of December 31, 2024, a decrease of $126.2 million, or 5.3%. As of December 31, 2025, demand deposit and insured money market deposits comprised 68.4% of total deposits compared with 63.7% as of December 31, 2024.
The decrease in deposits was attributable to decreases of $92.2 million in brokered deposits, $68.1 million in customer time deposits, and $1.2 million in non interest-bearing demand deposits, primarily due to maturities of previous certificates of deposit campaign offerings, which were not renewed. These decreases were partially offset by increases of $20.1 million in interest-bearing demand deposits, $8.9 million in savings deposits, and $6.3 million in insured money market deposits.
The table below summarizes the Corporation’s deposit composition by customer as of December 31, 2025, and 2024 (in thousands, except percentages):

	2025		2024
	Amount	% of Total	Amount	% of Total
Consumer	$1,074,704	47.3%	$1,076,371	44.9%
Commercial	708,092	31.2%	695,505	29.0%
Public	161,384	7.1%	145,573	6.1%
Brokered	—	—%	92,159	3.8%
ICS/CDARs	326,494	14.4%	387,275	16.2%
Total deposits	$2,270,674	100.0%	$2,396,883	100.0%

As of December 31, 2025, public funds deposits, excluding public deposits from ICS/CDARs, totaled $161.4 million, compared with $145.6 million as of December 31, 2024. The Corporation has developed a program for the retention and management of public funds deposits. These deposits are from public entities, such as school districts and municipalities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds deposits generally increase at the end of the first and third quarters. Public funds deposit accounts above the FDIC insured limit are collateralized by municipal bonds and eligible government and government agency securities such as those issued by the FHLB, Fannie Mae, and Freddie Mac.

The table below summarizes the Corporation’s public funds deposit composition, excluding public deposits from ICS/CDARs, by segment (in thousands, except percentages) as of December 31, 2025 and 2024:

Public Funds:	2025	2024
Non interest-bearing demand deposits	$7,924	$14,673
Interest-bearing demand deposits	69,621	58,187
Insured money market deposits	55,683	54,319
Savings deposits	19,346	11,263
Time deposits	8,810	7,131
Total public funds	$161,384	$145,573
Total deposits	$2,270,674	$2,396,883
Percentage of public funds to total deposits	7.1%	6.1%

The aggregate amount of the Corporation's outstanding uninsured deposits was $682.5 million, or 30.1% of total deposits, and $652.3 million, or 27.2% of total deposits, as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the aggregate amount of the Corporation's outstanding certificates of deposit in amounts greater than $250,000 was $98.7 million. The table below presents the Corporation's scheduled maturity of those certificates as of December 31, 2025 (in thousands):

Maturities
3 months or less	$49,855
Over 3 through 6 months	42,543
Over 6 through 12 months	5,427
Over 12 months	889
Total	$98,714

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	December 31,
	2025	2024	2023	2022	2021
Chemung Canal Trust Company*	$1,857,387	$1,984,387	$2,042,679	$1,889,018	$1,738,015
Capital Bank Division	363,745	399,411	380,962	435,207	415,607
Canal Bank Division	49,542	13,085	5,786	3,002	1,811
Total deposits	$2,270,674	$2,396,883	$2,429,427	$2,327,227	$2,155,433

*All deposits, excluding those originated by the Capital Bank and Canal Bank Divisions, and including brokered deposits.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. The CDARS and ICS reciprocal program uses a sophisticated matching system, where funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Additionally, the CDARS and ICS One-Way Buy Program allows the Corporation to obtain wholesale brokered deposits through the system. Deposits placed in the CDARS and ICS programs were $326.5 million and $387.3 million as of December 31, 2025 and 2024, respectively. Brokered deposits, which include funds obtained through brokers or the CDARS and ICS one-way buy programs, were $92.2 million as of December 31, 2024. The Corporation had no brokered deposits as of December 31, 2025.

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

Borrowings

FHLBNY overnight advances were $87.1 million and $109.1 million as of December 31, 2025 and 2024, respectively, a decrease of $22.0 million as of December 31, 2025, compared to December 31, 2024. For each year ended December 31, 2025, and 2024 respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity. There were no FHLBNY or FRB term advances as of December 31, 2025, and 2024.

On June 10, 2025, the Corporation issued $45.0 million of 7.75% fixed-to-floating rate subordinated notes due June 15, 2035 in a private offering (the "Notes"). The Notes bear interest at a fixed rate of 7.75% per year, payable semi-annually, for the first five years. From June 15, 2030 to the June 15, 2035 maturity date, the interest rate will adjust to a floating rate equal to a benchmark rate which is expected to be the then-current three-month term SOFR plus 415 basis points, payable quarterly. The subordinated notes were $44.0 million as of December 31, 2025.
Information regarding FHLBNY advances and the Corporation's subordinated notes are included in Note 9 of the audited Consolidated Financial Statements appearing elsewhere in this report. There were no securities sold under agreements to repurchase as of and for the years ended December 31, 2025, or 2024.

Derivatives

The Corporation offers interest rate swap agreements to qualified commercial lending customers, which allow customers to effectively fix the interest rate on variable rate loans by entering into a separate agreement. Simultaneous with the execution of such an agreement with a customer, the Corporation enters into a mirroring agreement with an unrelated counterparty, a Domestic Systemically Important Bank (D-SIB), which allows the Corporation to continue receiving the variable rate under its loan agreement with the customer. Agreements with the unrelated counterparty are not designated as hedge contracts. Additionally, the agreements, as free-standing derivatives, are recorded at fair value in the Corporation's Consolidated Balance Sheets, which typically involves a day one gain. Since the terms of mirroring interest rate swap agreements are identical, the income statement impact to the Corporation is limited to the day one gain and a valuation allowance for potential credit loss exposure, in the event of nonperformance. The Corporation recognized $0.5 million and $0.3 million in swap income for the years ended December 31, 2025 and 2024, respectively.
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

Shareholders’ Equity

Total shareholders’ equity was $254.7 million as of December 31, 2025, compared with $215.3 million as of December 31, 2024, an increase of $39.4 million, or 18.3%. The increase in shareholders' equity was due primarily to a decrease of $29.0 million in accumulated other comprehensive loss and an increase of $8.8 million in retained earnings. The decrease in accumulated other comprehensive loss was mainly due to an increase in the fair value of available for sale securities due to favorable changes in market interest rates, as well as a portion of accumulated other comprehensive loss being reclassified into current period earnings as a result of the Corporation's sales of available for sale securities in the second quarter of 2025. The increase in retained earnings was largely due to net income of $15.1 million, inclusive of a $13.2 million net loss on sales of available for sale securities in the second quarter of 2025, offset by $6.3 million in dividends declared during the year ended December 31, 2025. Total shareholders’ equity to total assets ratio was 9.40% as of December 31, 2025 compared with 7.76% as of December 31, 2024. Tangible equity to tangible assets ratio was 8.66% as of December 31, 2025, compared with 7.02% as of December 31, 2024. See the GAAP to Non-GAAP reconciliation on pages 68-70.
The Bank is subject to the capital adequacy guidelines of the Federal Reserve, which establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2025, the Bank’s capital ratios were in excess of those required to be considered well capitalized under regulatory capital guidelines. A comparison of the Bank’s actual capital ratios to the ratios required to be adequately or well capitalized as of December 31, 2025 and 2024, is included in Footnote 19 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”
Cash dividends declared during 2025 totaled $6.3 million, or $1.32 per share, while cash dividends declared during 2024 totaled $5.9 million, or $1.24 per share. Dividends declared during 2025 amounted to 41.88% of net income compared to 24.91% of net income for 2024. The increase in the dividend payout ratio for the year ended December 31, 2025 compared to the prior year was largely due to the loss recognized on the Corporation's sales of available for sale securities in the second quarter of 2025. Management seeks to continue generating sufficient capital internally, while continuing to pay dividends to the Corporation’s shareholders.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2025, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program at the weighted average cost of $40.42 per share. The remaining buyback authority under the share repurchase program was 200,816 shares as of December 31, 2025.
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

Liquidity
Liquidity management involves the ability to meet the cash flow requirements of deposit clients, borrowers, and the operating, investing, and financing activities of the Corporation. The Corporation uses a variety of resources to meet its liquidity needs. These may include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits greater than $250,000, brokered deposits, FHLBNY overnight and term advances, FRB advances, and securities sold under agreements to repurchase. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.
Uninsured deposits totaled $682.5 million as of December 31, 2025, or 30.1% of total deposits, including $161.4 million of municipal deposits collateralized by pledged assets, when required. As of December 31, 2024, uninsured deposits totaled $652.3 million, or 27.2% of total deposits, including $145.6 million of municipal deposits collateralized by pledged assets when required. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions due to their fluidity. The increase in the ratio of uninsured deposits to total deposits as of December 31, 2025 compared to December 31, 2024 was largely due to a decrease in total brokered deposits as of December 31, 2025 compared to December 31, 2024.
As of December 31, 2025, the Corporation's cash and cash equivalents balance was $50.1 million. The Corporation also maintains an investment portfolio of securities available for sale, comprised primarily of agency mortgage-backed securities, collateralized mortgage obligations, corporate bonds, and municipal bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of December 31, 2025, the Corporation's investment in securities available for sale was $280.6 million, $102.4 million of which was not pledged as collateral.
The Bank is a member of the FHLBNY, which allows it to access borrowings to enhance management's ability to satisfy future liquidity needs. The Bank has pledged $255.1 million and $244.6 million of residential mortgage loans and home equity loans under a blanket lien arrangement as collateral for future borrowings, as of December 31, 2025 and 2024, respectively.
The below table summarizes the Corporation's total sources of liquidity as of December 31, 2025 and 2024 (in millions):

	2025			2024
	Total Available	Outstanding	Remaining Available	Total Available	Outstanding	Remaining Available
FHLB advances	$178.5	$87.1	$91.4	$221.1	$109.1	$112.0
Correspondent bank line of credit	65.0	—	65.0	75.0	—	75.0
Brokered deposits (1)	271.0	—	271.0	277.6	92.2	185.4
Unencumbered securities	102.4	—	102.4	349.9	—	349.9
Total sources of liquidity	$616.9	$87.1	$529.8	$923.6	$201.3	$722.3

(1) Total available based on the Corporation's internal limit.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows on a direct basis, for the years indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$45,499	$29,815
Net cash provided (used in) by investing activities	68,320	(57,723)
Net cash provided (used in) by financing activities	(110,757)	38,096
Net increase (decrease) in cash and cash equivalents	$3,062	$10,188

Operating activities
The Corporation believes cash flows from operations, available cash balances, and its ability to generate cash through borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the years ended December 31, 2025 and 2024 predominantly resulted from net income after non-cash operating adjustments.

Investing activities
Cash provided by investing activities during the year ended December 31, 2025 largely resulted from proceeds from the Corporation's sales of available for sale securities, totaling $227.3 million, as well as proceeds from normal paydown activity and maturities of available for sale securities, partially offset by a net increase in loans. Cash used in investing activities during the year ended December 31, 2024 was largely due to a net increase in loans, partially offset by proceeds from paydown activity and maturities of available for sale securities.

Financing activities
Cash used in financing activities during the year ended December 31, 2025 primarily resulted from a net decrease in total deposits, due to decreases in brokered deposits and customer time deposits, as well as a net decrease in total FHLBNY advances, partially offset by the issuance of $45.0 million in subordinated debt during the second quarter of 2025. Cash provided by financing activities during the year ended December 31, 2024 was largely due to a net increase in total FHLBNY advances, partially offset by a net decrease in deposits other than time deposits.

Off-balance Sheet Arrangements
In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements. The Corporation is also a party to certain financial instruments with off balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit, commitments to fund new loans, interest rate swaps, and risk participation agreements. The Corporation's policy is to record such instruments when funded. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are generally used by the Corporation to manage clients' requests for funding and other client needs.

The table below shows the Corporation’s off-balance sheet arrangements as of December 31, 2025 (in thousands):

COMMITMENT MATURITY BY PERIOD

	Total	2026	2027-2028	2029-2030	2031 and thereafter
Standby letters of credit	$18,952	$13,960	$3,518	$1,454	$20
Unused portions of lines of credit (1)	292,376	292,376	—	—	—
Commitments to fund new loans (2)	76,064	76,064	—	—	—
Total	$387,392	$382,400	$3,518	$1,454	$20

(1) Not included in this total are unused portions of home equity lines of credit, credit card lines, and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans. Commitments to outside parties under these lines of credit were $92.4 million, $16.3 million, and $9.0 million, respectively, as of December 31, 2025.

(2) Includes commercial construction draw notes which may include draw periods scheduled to extend beyond December 31, 2026.

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
Pursuant to the Regulatory Relief Act, the FRB finalized a rule that established a community bank leverage ratio (Tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well capitalized. As of December 31, 2025 the Bank has not elected to use the community bank leverage ratio.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of December 31, 2025 and December 31, 2024, the Corporation and Bank met all capital adequacy requirements to which they were subject. As of December 31, 2025, the Corporation is not subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.
As of December 31, 2025, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios. There have been no conditions or events since that notification that management believes have changed the Bank's capital category. Additionally, the Bank exceeded the capital conservation buffer above the adequately capitalized risk-based capital ratios, as of December 31, 2025.
The regulatory capital ratios as of December 31, 2025 and 2024 were calculated under Basel III rules. There is no threshold for well capitalized status for bank holding companies. Refer to Note 19 of the audited Consolidated Financial Statements appearing elsewhere in this report for a table summarizing the Corporation's and the Bank's actual and required regulatory capital ratios. For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years. As of December 31, 2025, the Bank could, without prior approval, declare dividends of approximately $51.0 million.

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

(in thousands, except ratio data)	As of or for the Years Ended December 31,
Net Interest Margin - Fully Taxable Equivalent	2025	2024
Net interest income (GAAP)	$87,157	$74,059
Fully taxable equivalent adjustment	293	336
Fully taxable equivalent net interest income (non-GAAP)	$87,450	$74,395

Average interest-earning assets (GAAP)	$2,680,133	$2,698,148

Net interest margin - fully taxable equivalent (non-GAAP)	3.26%	2.76%

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

(in thousands, except ratio data)	As of or for the Years Ended December 31,
Efficiency Ratio	2025	2024
Net interest income (GAAP)	$87,157	$74,059
Fully taxable equivalent adjustment	293	336
Fully taxable equivalent net interest income (non-GAAP)	$87,450	$74,395

Non-interest income (GAAP)	$7,945	$23,230
Less: net (gains) losses on securities transactions	17,498	—
Less: (gain) loss on sale of branch property	(629)	—
Adjusted non-interest income (non-GAAP)	$24,814	$23,230

Non-interest expense (GAAP)	$70,729	$67,250

Efficiency ratio (unadjusted)	74.37%	69.12%
Efficiency ratio (adjusted)	63.00%	68.89%

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

(in thousands, except per share and ratio data)	As of or for the Years Ended December 31,
Tangible Equity and Tangible Assets (Year End)	2025	2024
Total shareholders' equity (GAAP)	$254,709	$215,309
Less: intangible assets	(21,824)	(21,824)
Tangible equity (non-GAAP)	$232,885	$193,485

Total assets (GAAP)	$2,710,235	$2,776,147
Less: intangible assets	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,688,411	$2,754,323

Total equity to total assets at end of year (GAAP)	9.40%	7.76%
Book value per share (GAAP)	$52.97	$45.13

Tangible equity to tangible assets at end of year (non-GAAP)	8.66%	7.02%
Tangible book value per share (non-GAAP)	$48.43	$40.55

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

(in thousands, except ratio data)	As of or for the Years Ended December 31,
Tangible Equity (Average)	2025	2024
Total average shareholders' equity (GAAP)	$236,122	$205,280
Less: average intangible assets	(21,824)	(21,824)
Average tangible equity (non-GAAP)	$214,298	$183,456

Return on average equity (GAAP)	6.40%	11.53%
Return on average tangible equity (non-GAAP)	7.05%	12.90%

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

(in thousands, except per share and ratio data)	As of or for the Years Ended December 31,
Non-GAAP Net Income	2025	2024
Reported net income (GAAP)	$15,104	$23,671
Net (gains) losses on securities transactions (net of tax)	13,237	—
Net (gain) loss on sale of branch property (net of tax)	(463)	—
Net income (non-GAAP)	$27,878	$23,671

Average basic and diluted shares outstanding	4,804	4,770

Reported basic and diluted earnings per share (GAAP)	$3.14	$4.96
Reported return on average assets (GAAP)	0.55%	0.86%
Reported return on average equity (GAAP)	6.40%	11.53%

Basic and diluted earnings per share (non-GAAP)	$5.80	$4.96
Return on average assets (non-GAAP)	1.02%	0.86%
Return on average equity (non-GAAP)	11.81%	11.53%

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
Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. As of December 31, 2025, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would impact the next 12 months net interest income positively by 0.03% and negatively by 0.71%, respectively, while immediate increases of 100 basis points and 200 basis points would positively impact the next 12 months net interest income by 4.23% and 8.36%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
200 basis points decrease	(0.71)%
100 basis points decrease	0.03%
100 basis points increase	4.23%
200 basis points increase	8.36%
A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. As of December 31, 2025, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would impact the market value of the Corporation’s capital account positively by 0.41% and negatively by 0.60%, respectively. Immediate increases of 100 basis points and 200 basis points in interest rates would positively impact the market value by 2.64% and 4.64%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
200 basis points decrease	(0.60)%
100 basis points decrease	0.41%
100 basis points increase	2.64%
200 basis points increase	4.64%
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
The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits. The Senior Loan Committee, consisting of the President and Chief Executive Officer, Chief Financial Officer and Treasurer (non-voting member), Chief Credit Officer, and other lending and risk related personnel, implements the Board-approved loan policy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Part IV, Item 15 are filed as part of this report and appear on pages F-1 through F-64.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer and Treasurer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2025.

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
As of December 31, 2025 management assessed the effectiveness of the Corporation's internal control over financial reporting based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment was to determine whether the Corporation's internal control over financial reporting was effective as of December 31, 2025. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2025 based on the specified criteria. Crowe LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report dated March 13, 2026, included in Part IV, Item 15 of this Annual Report.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2025, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

/s/ Anders M. Tomson	/s/ Dale M. McKim, III
Anders M. Tomson	Dale M. McKim, III
President and Chief Executive Officer	Chief Financial Officer and Treasurer
March 13, 2026	March 13, 2026

Item 9B. OTHER INFORMATION
During the fourth quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2025 fiscal year end.

The Corporation has an Insider Trading Policy governing the purchase, sale and other disposition of the Chemung Financial Corporation's securities that applies to all personnel of the Corporation and its subsidiaries, including directors, officers, employees and other covered persons. The Corporation believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Corporation's insider trading policy is filed as Exhibit 19 to the Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2025 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2025 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2025 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2025 fiscal year end.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    The following consolidated financial statements of the Corporation appear on pages F-1 through F-64 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe LLP PCAOB #173

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Income for the two years ended December 31, 2025

Consolidated Statements of Comprehensive Income (Loss) for the two years ended December 31, 2025

Consolidated Statements of Shareholders' Equity for the two years ended December 31, 2025

Consolidated Statements of Cash Flows for the two years ended December 31, 2025

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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended August 17, 2022 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K and filed with the Commission on August 19, 2022).

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

4.3	Form of 7.75% Fixed-to-Floating Rate Subordinated Note due 2035 of Chemung Financial Corporation (incorporated as Exhibit 4.1 to Registrant's Form 8-K and filed with the Commission on June 10, 2025).
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

10.13
Change of Control Agreement dated June 1, 2023 between Chemung Canal Trust Company and Dale M. McKim, III, Executive Vice President, Chief Financial Officer and Treasurer, (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 2, 2023 and incorporated herein by reference).

10.14
Chemung Financial Corporation 2025 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Shareholders of Chemung Financial Corporation, filed under the Exchange Act on April 23, 2025).

10.15
Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-8 (333-288125) filed with the Commission on June 18, 2025 and incorporated herein by reference).

10.16
Form of Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-8 (333-288125) filed with the Commission on June 18, 2025 and incorporated herein by reference).

10.17
Form of Restricted Stock Award Agreement (filed as Exhibit 10.4 to Registrant's Registration Statement on Form S-8 (333-288125) filed with the Commission on June 18, 2025 and incorporated herein by reference).

10.18
Form of Subordinated Note Purchase Agreement, dated as of June 10, 2025, by and between Chemung Financial Corporation and the several Purchasers (incorporated as Exhibit 10.1 to Registrant's Form 8-K filed with the commission on June 10, 2025).

19	Policy Related to Insider Trading (as incorporated by reference to Exhibit 19 to Registrant's Form 10-K for the year ended December 31, 2024 and filed with the Commission on March 14, 2025).
21	Subsidiaries of the Registrant.*
23.0	Consent of Crowe LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
97
Policy Relating to Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to Registrant's Annual Report on Form 10-K filed with the Commission on March 13, 2024 and incorporated herein by reference).

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
Elmira, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses – Qualitative Factors
As described in Notes 1 and 4 to the consolidated financial statements, the company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2025, the balance of the Allowance for Credit Losses (“ACL”) on Loans was $24.2 million.
Management employs a process and methodology to estimate the ACL on Loans collectively analyzed for impairment including both quantitative and qualitative components. The methodology for evaluating the quantitative component includes pooling loans into portfolio segments based on the risk profile of each instrument.
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
Livingston, New Jersey
March 13, 2026

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share and per share amounts)	2025	2024
ASSETS
Cash and due from financial institutions	$22,772	$26,224
Interest-earning deposits in other financial institutions	27,325	20,811
Total cash and cash equivalents	50,097	47,035

Equity investments, at fair value	3,765	3,235

Securities available for sale, at estimated fair value (amortized cost of $327,888, net of allowance for credit losses of $0 as of December 31, 2025; and amortized cost of $617,271, net of allowance for credit losses of $0 as of December 31, 2024)	280,598	531,442
Securities held to maturity, (estimated fair value of $640 as of December 31, 2025 and $808 as of December 31, 2024 net of allowance for credit losses of $0 as of December 31, 2025 and December 31, 2024)	640	808
FHLBNY and FRBNY Stock, at cost	9,466	9,117

Loans, net of deferred loan fees	2,269,561	2,071,419
Allowance for credit losses	(24,209)	(21,388)
Loans, net	2,245,352	2,050,031

Loans held for sale	2,102	—
Premises and equipment, net	15,401	16,375
Operating lease right-of-use assets	4,755	5,446
Goodwill	21,824	21,824
Bank owned life insurance	2,984	2,952
Interest rate swap assets	17,280	23,829
Accrued interest receivable and other assets	55,971	64,053
Total assets	$2,710,235	$2,776,147

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non interest-bearing	$624,532	$625,762
Interest-bearing	1,646,142	1,771,121
Total deposits	2,270,674	2,396,883

FHLBNY overnight advances	87,110	109,110
Subordinated debt, net of issuance costs of $972 and $0, respectively	44,028	—
Long-term finance lease obligation	3,444	3,779
Operating lease liabilities	4,937	5,629
Interest rate swap liabilities	17,412	23,851
Accrued interest payable and other liabilities	27,921	21,586
Total liabilities	2,455,526	2,560,838

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued as of December 31, 2025 and December 31, 2024	53	53
Additional-paid-in capital	49,547	48,783
Retained earnings	256,484	247,705
Treasury stock, at cost (519,079 shares as of December 31, 2025; 555,881 shares as of December 31, 2024)	(15,322)	(16,167)
Accumulated other comprehensive (loss)	(36,053)	(65,065)
Total shareholders' equity	254,709	215,309
Total liabilities and shareholders' equity	$2,710,235	$2,776,147

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)	2025	2024
Interest and Dividend Income:
Loans, including fees	$120,376	$112,128
Taxable securities	8,876	13,029
Tax exempt securities	620	1,009
Interest-earning deposits	2,963	1,398
Total interest and dividend income	132,835	127,564

Interest Expense:
Deposits	41,793	50,052
Borrowed funds	3,885	3,453
Total interest expense	45,678	53,505
Net interest income	87,157	74,059
Provision (credit) for credit losses	4,437	(46)
Net interest income after provision for credit losses	82,720	74,105

Non-Interest Income:
Wealth management group fee income	11,945	11,573
Service charges on deposit accounts	4,427	4,042
Interchange revenue from debit card transactions	4,302	4,426
Net (losses) on securities transactions	(17,498)	—
Change in fair value of equity investments	211	179
Net gain on sales of loans held for sale	261	214
Net gains (losses) on sales of other real estate owned	2	(18)
Income from bank owned life insurance	32	38
Other	4,263	2,776
Total non-interest income	7,945	23,230

Non-Interest Expense:
Salaries and wages	30,569	28,457
Pension and other employee benefits	8,887	8,083
Other components of net periodic pension cost (benefit)	(452)	(909)
Net occupancy expense	5,812	5,832
Furniture and equipment expense	1,702	1,659
Data processing expense	10,048	10,093
Professional services	2,706	2,353
Marketing and advertising expense	1,248	1,182
Other real estate owned expense	23	157
FDIC insurance	1,518	2,120
Loan expense	1,152	1,182
Other	7,516	7,041
Total non-interest expense	70,729	67,250
Income before income tax expense	19,936	30,085
Income tax expense	4,832	6,414
Net income	$15,104	$23,671
Weighted average shares outstanding (in thousands)	4,804	4,770
Basic and diluted earnings per share	$3.14	$4.96

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
(in thousands)	2025	2024
Net income	$15,104	$23,671

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	21,041	(730)
Reclassification adjustment for losses realized in net income	17,498	—
Net unrealized gain (loss)	38,539	(730)
Tax effect	(10,003)	191
Net of tax amount	28,536	(539)

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain arising during the period	525	1,985
Reclassification adjustment for amortization of net actuarial losses	30	30
Total before tax effect	555	2,015
Tax effect	(79)	(528)
Net of tax amount	476	1,487

Total other comprehensive income	29,012	948

Comprehensive income	$44,116	$24,619

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
Balances as of January 1, 2024	53	47,773	229,930	(16,502)	(66,013)	195,241
Net income	—	—	23,671	—	—	23,671
Other comprehensive income	—	—		—	948	948
Restricted stock awards	—	1,238	—	—	—	1,238
Distribution of 6,881 shares of treasury stock granted for employee restricted stock awards, net	—	(198)	—	198	—	—
Restricted stock units for directors' deferred compensation plan	—	21	—	—	—	21
Cash dividends declared ($1.24 per share)	—	—	(5,896)	—	—	(5,896)
Distribution of 7,515 shares of treasury stock for directors' compensation	—	(217)	—	217	—	—
Sale of 9,322 shares of treasury stock (a)	—	161	—	269	—	430
Repurchase of 6,821 shares of common stock (b)	—	—	—	(344)	—	(344)
Forfeiture of 115 shares of restricted stock awards	—	5	—	(5)	—	$—
Balances as of December 31, 2024	$53	$48,783	$247,705	$(16,167)	$(65,065)	$215,309

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
Balances as of January 1, 2025	53	48,783	247,705	(16,167)	(65,065)	215,309
Net income	—	—	15,104	—	—	15,104
Other comprehensive income	—	—		—	29,012	29,012
Restricted stock awards	—	1,462	—	—	—	1,462
Distribution of 27,830 shares of treasury stock granted for employee restricted stock awards, net	—	(811)	—	811	—	—
Restricted stock units for directors' deferred compensation plan	—	23	—	—	—	23
Cash dividends declared ($1.32 per share)	—	—	(6,325)	—		(6,325)
Distribution of 7,625 shares of treasury stock for directors' compensation	—	(222)	—	222	—	—
Sale of 10,785 shares of treasury stock (a)	—	222	—	314	—	536
Repurchase of 7,308 shares of common stock (b)	—	—	—	(396)	—	(396)
Forfeiture of 2,130 shares of restricted stock awards	—	90	—	(106)	—	(16)
Balances as of December 31, 2025	$53	$49,547	$256,484	$(15,322)	$(36,053)	$254,709

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Repurchased shares of common stock represent shares repurchased to cover employee taxes on vesting shares.

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)	YEARS ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2025	2024
Net income	$15,104	$23,671
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	771	202
Deferred income tax (benefit) expense	(2,673)	1,121
Provision (credit) for credit losses	4,437	(46)
Gains on disposal of fixed assets	(640)	(39)
Depreciation and amortization of fixed assets	1,895	1,814
Amortization of premiums on securities, net	1,438	2,259
Gains on sales of loans held for sale, net	(261)	(214)
Proceeds from sales of loans held for sale	14,091	11,867
Loans originated and held for sale	(13,867)	(11,653)
(Gains) losses on sale of other real estate owned, net	(2)	18
Write-downs on other real estate owned	—	45
Change in fair value of equity investments, net	(211)	(179)
Losses on securities transactions, net	17,498	—
Purchases of equity investments, net	(319)	(10)
Amortization of deferred costs on subordinated debt	56	—
Losses (gains) on interest rate swaps, net	110	(17)
Income from bank owned life insurance	(32)	(38)
Decrease (increase) in accrued interest receivable	361	(486)
Decrease (increase) in other assets	4,533	(2,167)
Increase (decrease) in accrued interest payable	(1,630)	487
Increase (decrease) in other liabilities	4,143	2,119
Payments on operating leases	(772)	(198)
Expense related to restricted stock units for directors' deferred compensation plan	23	21
Expense related to employee restricted stock awards	1,446	1,238
Net cash provided by operating activities	45,499	29,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales, maturities, calls, and principal paydowns on securities available for sale	274,438	54,519
Proceeds from sales, maturities and principal collected on securities held to maturity	328	177
Purchases of securities available for sale	(3,990)	(4,957)
Purchases of securities held to maturity	(160)	(200)
Purchase of FHLBNY and FRBNY stock	(16,389)	(31,656)
Redemption of FHLBNY and FRBNY stock	16,040	28,037
Proceeds from sales of fixed assets	1,405	44
Purchases of premises and equipment	(1,687)	(3,626)
Proceeds from sale of other real estate owned	413	403
Net (increase) in loans	(202,078)	(100,464)
Net cash (used in) provided by investing activities	68,320	(57,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest-bearing demand, savings, and insured money market deposits	34,087	(44,191)
Net increase (decrease) in time deposits	(160,296)	11,647
Net increase (decrease) in FHLBNY overnight advances	(22,000)	77,190
Increases in (payments on) finance leases	(335)	729
Proceeds from subordinated debt issuance	45,000	—
Payment of subordinated debt issuance costs	(1,028)	—
Purchase of treasury stock	(396)	(344)
Sale of treasury stock	536	430
Cash dividends paid	(6,325)	(7,365)
Net cash (used in) provided by financing activities	(110,757)	38,096
Net increase (decrease) in cash and cash equivalents	3,062	10,188
Cash and cash equivalents, beginning of period	47,035	36,847
Cash and cash equivalents, end of period	$50,097	$47,035

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$47,308	$53,018
Income Taxes	6,348	6,084

Supplemental disclosure of non-cash activity:
Transfer of portfolio loans to loans held for sale	$2,064	$—
Transfer of loans to other real estate owned	—	552
Transfer of fixed assets held for sale	—	671
Right-of-use assets obtained through finance lease liabilities	—	935
Right-of-use assets obtained through operating leases liabilities	80	570

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 and 2024

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and amounts due from banks and demand interest-bearing deposits with other financial institutions. On the Consolidated Statements of Cash Flow, net cash flows are reported for customer loan and deposit transactions and short-term borrowings with original maturities of 90 days or less.

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

Available for sale securities in a loss position that do not meet either of the aforementioned criteria, are reviewed by management to determine whether the unrealized loss is due to credit-related factors or other non-credit related factors. In making this determination, management evaluates a range of variables including the extent to which fair value is less than amortized cost, existing conditions that may adversely impact the issuer, and changes to the credit rating of either the issuer or the specific security, among other considerations. An allowance for credit losses is established for securities when upon evaluation, management has determined that a portion of unrealized losses are due at least in part to credit-related factors. The allowance for credit losses is determined as the difference between the present value of expected cash flows using the security's effective interest rate and the amortized basis of the security, limited to the extent by which amortized basis exceeds fair value. Expected credit losses on held to maturity securities are measured on a collective basis when similar risk characteristics exist, and on an individual basis for securities that do not share risk characteristics with those analyzed on a collective basis. Accrued interest receivable on securities is excluded from any measurement of an allowance for credit losses. As of December 31, 2025 and 2024, accrued interest receivable on securities was $0.7 million and $1.9 million, respectively.
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
Construction - Commercial and retail loans secured by real estate made for the purposes of on-site construction or land development, and are actively in the construction phase. This portfolio largely consists of commercial construction loans, as well as a limited number of residential single family construction-to-permanent loans. Construction loans are typically evaluated using an "as-stabilized" or "as completed" appraisal valuation, and the Corporation seeks sponsors who can provide sufficient equity at project inception or who have a proven track record of successfully completing similar projects. Specific risks associated with construction lending include fluctuations in market conditions prior to completion of the construction phase, work quality, cost overruns, and the realization of borrower assurances related to pre-sales, tenant contracts, and financial covenants, among others.
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
Non-Owner Occupied Commercial Real Estate - Commercial real estate loans secured by properties managed and maintained by the borrowers, but are reliant on rental income from unrelated lessees to provide cash flow for repayment. The successful operations of tenant organizations may significantly impact borrowers' ability to service these obligations. Specific risks include the limited influence a borrower can have on tenant success, as well as potential difficulty in finding suitable or willing replacement tenants should vacancies arise. The Corporation seeks to lend to sponsors who have demonstrated a capability of aligning with strong and predictable tenants, considering both the current environment tenants operate in as well as future prospects for their industries, including their need for comparable space in the future.
Commercial and industrial - Commercial purpose loans primarily secured by the assets of borrowers' businesses. These loans are extended to a diverse range of industries and may also include loans for commercial real estate purposes, but which are secured by assets other than real estate. The successful operation of borrower businesses provides the primary source of repayment for these loans. Management identifies a primary commonality amongst these loans to be inherent collateral risk exposure. Business assets may have significant variation in collateral value, and the realized liquidation value to the Corporation may be equally variable. Normal usage and industry specificity can have a considerable impact on collateral value.
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
Loans determined to require individual analysis are primarily valued and measured for credit loss based on collateral, using the collateral-dependent practical expedient as prescribed in ASC 326 - Financial Instruments - Credit Losses. Measurement is performed based on the most recently available appraisal and it is the Corporation's policy to obtain updated appraisals by independent third parties on loans secured by real estate at the time a loan is determined to require individual analysis. A specific allocation to the allowance for credit losses is made on collateral-dependent loans to the extent the value of collateral, net of adjustments for estimated selling costs and management discounts, is less than book value as of the measurement date. Loans not considered to be collaterally dependent are analyzed using a cash flow analysis. A cash flow analysis is performed using a loan's effective interest rate and is discounted to determine appropriate fair value. To the extent a loan's book balance exceeds the present value of cash flows, a specific allocation to the allowance for credit losses is made.
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

LOANS HELD FOR SALE
Certain mortgage loans are originated with the intent to sell. The Bank typically retains the right to service these mortgages upon sale. From time to time, the intent of loans originated and held for investment changes and the Bank will transfer loans held for investment to loans held for sale. During the year ended December 31, 2025, the Bank transferred commercial credit card balances from loans held for investment to loans held for sale. Loans held for sale are recorded at the lower of cost or fair value in the aggregate and are regularly evaluated for changes in fair value. Commitments to sell loans that are originated for sale are recorded at fair value. If necessary, a valuation allowance is established with a charge to income for unrealized losses attributable to a change in market conditions.

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
The Corporation records operating leases on the Corporation's Consolidated Balance Sheets as a lease liability equal to the present value of future minimum payments under the lease terms, and a right-of-use asset equal to the lease liability, adjusted for initial direct costs and lease incentives. The lease term is also used to calculate straight-line rent expense. The Corporation's leases do not contain residual value guarantees or material variable lease payments that may impact the Corporation's ability to pay dividends or cause the Corporation to incur additional financial obligations. Rent expense and variable lease expense are included in net occupancy expense on the Corporation's Consolidated Statements of Income.
Finance leases are initially recorded on the Corporation's Consolidated Balance Sheets as a long-term lease obligation equal to the present value of future minimum lease payments with a corresponding right-of-use asset equal to the long-term lease obligation, adjusted for initial direct costs and lease incentives. The long-term lease obligation amortizes as payments are made on the lease. Interest expense is incurred utilizing the discount rate used to establish the value of the long-term lease obligation. Amortization of the right-of-use assets arising from finance leases is expensed through net occupancy expense, and the interest on the related lease liability is recorded through interest expense on borrowings on the Corporation's Consolidated Statements of Income.

PREMISES AND EQUIPMENT

Land is carried at cost, while buildings, equipment, leasehold improvements and furniture are stated at cost less accumulated depreciation and amortization. Depreciation is charged to current operations using the straight-line method over the estimated useful lives of the assets, which range from 15 to 50 years for buildings and from 3 to 10 years for equipment and furniture.  Amortization of leasehold improvements and leased equipment is recognized using the straight-line method over the shorter of the lease term or the estimated life of the asset. Leases of branch offices, which have been designated as finance lease right-of- use assets, are included within buildings and amortized on a straight-line basis over the shorter of the lease term or the estimated life of the asset.

BANK OWNED LIFE INSURANCE

BOLI is recorded at the realizable amount under the insurance contracts as of the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the cash surrender value are recorded in other non-interest income.

OTHER REAL ESTATE AND REPOSSESSED VEHICLES

Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at estimated fair value of the property less estimated costs to sell at the time of acquisition, establishing a new carrying value. Write downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged against the allowance for credit losses. Subsequent adjustments to the carrying values of such properties arising from declines in fair value result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur. Vehicles repossessed by the Corporation are derecognized as loans receivable at the earlier of physical possession or legal title of the vehicle, and are recorded in other assets on the Corporation's Consolidated Balance Sheets at fair value. Write downs to fair value at the time of repossession are charged against the allowance for credit losses. Gains on the sale of repossessed vehicles are credited to the allowance for credit losses as recoveries, up to the amount of any initial charge-off, while losses on the sale of repossessions are recorded as other non-interest expense. Gains on the sale of repossessions in excess of any initial charge-off is recorded as other non-interest income.

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying Consolidated Balance Sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts. The market value of trust assets under administration total $2.338 billion, including $301.8 million of assets held under management or administration for the Corporation, as of December 31, 2025 and $2.212 billion, including $301.9 million of assets held under management or administration for the Corporation, as of December 31, 2024.

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

Defined Contribution Profit Sharing, Savings and Investment Plan:

The Corporation sponsors a 401(K) defined contribution profit sharing, savings and investment plan which covers all eligible employees. The Corporation contributes a non-discretionary 3% of gross annual wages (as defined by the 401(k) plan) for each participant, regardless of the participant’s deferral, in addition to a 50% match up to 6% of gross annual wages. Contributions made on behalf of employees hired prior to January 1, 2025 vest immediately. Contributions made on behalf of employees hired on or after January 1, 2025 will vest based on years of service over a three-year period. The plan's assets consist of Chemung Financial Corporation common stock, U.S. Government securities, corporate bonds and notes, and mutual funds. The plan’s expense is the amount of non-discretionary and matching contributions and is charged to non-interest expense in the Consolidated Statements of Income.

Defined Benefit Health Care Plan:

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to employees who meet minimum age and service requirements. Current retirees between the ages of 55 and 65, will continue to be eligible for coverage under the Corporation's self-insured plan, contributing 50% of the cost of the coverage. Employees who retired after July 1, 2006, and become Medicare eligible will only have access to the Medicare Blue PPO plan.  The cost of the plan is based on actuarial computations of current and future benefits for employees, and is charged to non-interest expense in the Consolidated Statements of Income. On October 20, 2016, the Corporation amended its defined benefit health care plan to not allow any new retirees into the plan, effective January 1, 2017. See Note 13 for further details.

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

STOCK-BASED COMPENSATION

2025 Equity Incentive Plan
The Corporation's 2025 Equity Incentive Plan (the "2025 Plan") is designed to align the interests of the Corporation’s executives, senior managers, and directors with the interests of the Corporation and its shareholders, to ensure the Corporation’s compensation practices are competitive and comparable with those of its peers, and to promote the retention of select management-level employees and directors. Under the terms of the 2025 Plan, the Compensation and Personnel Committee may approve discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the 2025 Plan, the chief executive officer, and members of the Board of Directors. Awards are based on the performance, responsibility, and contributions of the individual and are targeted at an average of the peer group. The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares related to the 2025 Plan may not exceed 160,000, upon which time the 2025 Plan will be amended, presented and approved by the Corporation's shareholders to include additional shares of the Corporation's common stock. Awards under the 2025 Plans may be vested no earlier than the first anniversary of the date on which the award is granted. Compensation expense for shares granted will be recognized over the vesting period of the award based upon the fair value of shares granted as of the grant date. On June 3, 2025, the Corporation's shareholders approved the 2025 Plan, replacing the Corporation's 2021 Equity Incentive Plan (the "2021 Plan"). No further awards will be granted under the 2021 Plan, but it shall remain in existence for the purpose of administering outstanding grants.

A Directors Deferred Fee Plan for non-employee directors of the Corporation or the Bank provides that directors may elect to defer receipt of all or any part of their fees. Deferrals are either credited with interest compounded quarterly at the applicable Federal rate for short-term debt instruments or converted to units, which appreciate or depreciate, as would an actual share of the Corporation’s common stock purchased on the deferral date. Cash deferrals will be paid into an interest bearing account and paid in cash. Units will be paid in shares of common stock. All directors’ fees are charged to non-interest expense in the Consolidated Statements of Income.

Non-qualified Deferred Compensation Plan:
The Deferred Compensation Plan allows a select group of management and employees to defer all or a portion of their annual compensation to a future date. Eligible employees are generally highly compensated employees and are designated by the Board of Directors from time to time. Investments in the plan are recorded as equity investments and deferred amounts are an unfunded liability of the Corporation. The plan requires deferral elections be made before the beginning of the calendar year during which the participant will perform the services to which the compensation relates. Participants in the Plan are required to elect a form of distribution, either lump sum payment or annual installments not to exceed ten years, and a time of distribution, either a specified age or a specified date. The terms and conditions for the deferral of compensation are subject to the provisions of 409A of the IRS Code. The income from investments is recorded in dividend income and non-interest income in the Consolidated Statements of Income. The cost of the plan is recorded in non-interest expense in the Consolidated Statements of Income.

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on the Corporation's Consolidated Balance Sheets. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value. If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations. Based on the most recent impairment reviews performed as of December 31, 2025 and 2024, the Corporation did not identify any impairment on its outstanding goodwill for the years ended December 31, 2025 and 2024.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Corporation has the ability to enter into sales of securities under agreements to repurchase. The agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the Consolidated Balance Sheets. The amount of the securities underlying the agreements continues to be carried in the Corporation's securities portfolio. The Corporation agrees to repurchase securities identical to those sold. The securities underlying the agreements are under the Corporation's control. As of December 31, 2025 and 2024, the Corporation had no securities sold under agreements to repurchase.

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

EARNINGS PER COMMON SHARE

Basic earnings per share is calculated using the two-class method, which is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, excluding participating securities. All outstanding unvested share-based payment awards, including those related to directors' and employee restricted stock awards, contain rights to non-forfeitable dividends and are considered participating securities when calculating basic earnings per share. Basic earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur. There were no dilutive securities issuable or outstanding for the years ending December 31, 2025 and 2024.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which will require public business entities to disclose annually a tabular rate reconciliation and income taxes paid information, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% percent of the product of multiplying income from continuing operations by the applicable statutory income tax rate. Additionally, disclosure of income taxes paid by jurisdiction is required for each jurisdiction in which income taxes paid represented at least 5% of total income taxes paid. The Corporation adopted ASU 2023-09 for its fiscal year ended December 31, 2025, using the prospective method. See Note 12 for enhancements to the Corporation's income tax disclosures.

(2)    RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

Generally, the Corporation is required to maintain balances with the Federal Reserve Bank of New York based upon outstanding balances of deposit transaction accounts. However, as of March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020. Therefore, as of December 31, 2025 and 2024, there were no reserve requirements with the Federal Reserve Bank of New York.
The Corporation maintained a pre-funded settlement account with a financial institution in the amount of $1.6 million for electronic funds transaction settlement purposes as of December 31, 2025 and 2024.

The Corporation also maintains a collateral restricted account with a financial institution related to the Corporation's interest rate swap program. The account serves as collateral in the event of default on the interest rate swaps with the counterparties. No collateral was held at the financial institution as of December 31, 2025, and 2024.

(3)     SECURITIES

Amortized cost and estimated fair value of securities available for sale as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Mortgage-backed securities, residential	$295,595	$76	$45,296	$—	$250,375
Collateralized mortgage obligations	2,990	—	59	—	2,931
Obligations of states and political subdivisions	10,553	—	243	—	10,310
Corporate bonds and notes	18,750	—	1,768	—	16,982
Total	$327,888	$76	$47,366	$—	$280,598

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
U.S. treasury notes and bonds	$59,880	$—	$2,974	$—	$56,906
Mortgage-backed securities, residential	441,191	14	75,271	—	365,934
Obligations of states and political subdivisions	37,059	—	1,554	—	35,505
Corporate bonds and notes	25,750	—	3,734	—	22,016
SBA loan pools	53,391	35	2,345	—	51,081
Total	$617,271	$49	$85,878	$—	$531,442

Proceeds from and the gross realized gains and losses on sales and calls of securities available for sale for the year ended December 31, 2025 are presented below (in thousands).

2025
Proceeds from sales	$227,305
Gross realized gains	$14
Gross realized (losses)	$(17,512)
Tax expense (benefit)	$(4,261)

There were no proceeds from sales and calls of securities resulting in gains or losses during the year ended December 31, 2024.

Amortized cost and estimated fair value of securities held to maturity as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$640	$—	$—	$—	$640

	December 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$808	$—	$—	$—	$808

There were no proceeds from sales of securities held to maturity during the years ended December 31, 2025 and 2024.

The amortized cost and estimated fair value of debt securities are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	December 31, 2025
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Fair Value
Within one year	$992	$988	$—	$—
After one, but within five years	2,573	2,360	160	160
After five, but within ten years	25,588	23,800	480	480
After ten years	150	144	—	—
	$29,303	$27,292	$640	$640
Mortgage-backed securities, residential	295,595	250,375	—	—
Collateralized mortgage obligations	2,990	2,931	—	—
Total	$327,888	$280,598	$640	$640

The following tables summarize the investment securities available for sale with unrealized losses, for which an allowance for credit losses has not been recorded as of December 31, 2025 and 2024, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2025
Mortgage-backed securities, residential	$—	$—	$245,329	$45,296	$245,329	$45,296
Collateralized mortgage obligations	2,931	59	—	—	2,931	59
Obligations of states and political subdivisions	—	—	9,845	243	9,845	243
Corporate bonds and notes	984	16	15,998	1,752	16,982	1,768
Total	$3,915	$75	$271,172	$47,291	$275,087	$47,366

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2024
U.S. treasury notes and bonds	$—	$—	$56,906	$2,974	$56,906	$2,974
Mortgage-backed securities, residential	5,006	111	359,722	75,160	364,728	75,271
Obligations of states and political subdivisions	107	3	35,398	1,551	35,505	1,554
Corporate bonds and notes	1,921	79	20,095	3,655	22,016	3,734
SBA loan pools	564	1	46,018	2,344	46,582	2,345
Total	$7,598	$194	$518,139	$85,684	$525,737	$85,878

Pledged Securities
The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $178.2 million as of December 31, 2025 and $181.5 million as of December 31, 2024.

Concentrations
There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceeded 10% of shareholders' equity as of December 31, 2025 or 2024.

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the change in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, structural changes in an investment, volatility in financial results of specific issuers, or deterioration in credit quality of issuers. Management assesses both qualitative and quantitative factors to determine whether an allowance for credit losses is required. The following is a discussion of the credit quality characteristics of major portfolio segments carrying material unrealized losses as of December 31, 2025.

Obligations of U.S. Governmental agencies and sponsored enterprises:
As of December 31, 2025, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Declines in fair value were attributable to changes in interest rates and market liquidity, not credit quality. The Corporation does not have the intent, and is not likely to be required, to sell these securities prior to anticipated recovery. Due to affiliations with U.S. governmental agencies and or enterprises, the Corporation considers these obligations to carry zero loss estimates, and has not recorded an allowance for credit losses as of December 31, 2025.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviews the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of the issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The decrease in market value was attributable to changes in interest rates. Therefore, the Corporation considers the potential credit risk of the issuers to be immaterial, and has not recorded an allowance for credit losses as of December 31, 2025.

Equity Investments

The Corporation holds a non-qualified deferred compensation plan to allow a select group of management and employees the opportunity to defer all or a portion of their annual compensation, and treats assets held under this plan as equity investments. The fair value of investments held in relation to the deferred compensation plan was $3.2 million and $2.6 million as of December 31, 2025 and 2024, respectively. The Corporation also held $0.6 million of marketable securities as equity investments for each of the years ended December 31, 2025 and 2024.

(4)     LOANS AND ALLOWANCE FOR CREDIT LOSSES
The composition of the loan portfolio, net of deferred loan fees as of December 31, 2025 and 2024 is summarized as follows (in thousands):

	2025	2024
Commercial and industrial	$324,185	$299,521
Commercial mortgages:
Construction	120,418	94,943
Owner occupied commercial real estate	178,620	142,279
Non-owner occupied commercial real estate	1,110,689	979,782
Residential mortgages	286,885	274,979
Consumer loans:
Home equity lines and loans	109,723	93,220
Indirect consumer loans	132,699	178,118
Direct consumer loans	6,342	8,577
Total loans, net of deferred loan fees	2,269,561	2,071,419
Allowance for credit losses	(24,209)	(21,388)
Loans, net of allowance for credit losses	$2,245,352	$2,050,031
The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.
Accrued interest receivable on loans totaled $8.9 million as of December 31, 2025 and $8.0 million as of December 31, 2024. Accrued interest receivable on loans is included in the accrued interest receivable and other assets line item on the Corporation's Consolidated Balance Sheets, and is excluded from the amortized cost basis of loans and estimate of the allowance for credit losses, as presented in this Note. Deferred loan costs, net of deferred loan fees, included in the amortized cost basis of loans as presented in the table above, totaled $4.1 million as of December 31, 2025 and $4.7 million as of December 31, 2024.
Owner occupied commercial real estate and non-owner occupied commercial real estate were previously presented as a combined loan category, "commercial mortgages, other". Prior period information included in this Note has been disaggregated to reflect these standalone categories. The previously presented commercial mortgages, other loan category totaled $1.29 billion and $1.12 billion as of December 31, 2025 and December 31, 2024, respectively.
The Corporation had no residential mortgages held for sale as of December 31, 2025 and December 31, 2024. When the Corporation has residential mortgages classified as held for sale, they are not included in the table above. During the year ended December 31, 2025, the Corporation transferred commercial credit card balances from loans held for investment to loans held for sale, following management's decision to pursue a sale of its commercial credit card receivables. These balances were previously included in the commercial and industrial loan category, as presented in the table above, and are included in the loans held for sale line item on the Corporation's Consolidated Balance Sheets. As of December 31, 2025, loans held for sale included $2.1 million in commercial credit card balances.
Residential mortgage and home equity loans totaling $255.1 million as of December 31, 2025 and $244.6 million as of December 31, 2024 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLBNY.
The following tables present the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2025	$4,520	$11,214	$2,259	$3,395	$21,388
Charge-offs:	(797)	(6)	—	(1,653)	(2,456)
Recoveries:	10	4	19	551	584
Net (charge-offs) recoveries	(787)	(2)	19	(1,102)	(1,872)
Provision (1)	791	3,151	510	241	4,693
Ending balance, December 31, 2025	$4,524	$14,363	$2,788	$2,534	$24,209

(1) Additional provision related to off-balance sheet exposure was a credit of $256 thousand for the year ended December 31, 2025.

	December 31, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2024	$5,055	$12,026	$2,194	$3,242	$22,517
Charge-offs:	(302)	—	(21)	(1,550)	(1,873)
Recoveries:	128	4	62	519	713
Net recoveries (charge-offs)	(174)	4	41	(1,031)	(1,160)
Provision (1)	(361)	(816)	24	1,184	31
Ending balance, December 31, 2024	$4,520	$11,214	$2,259	$3,395	$21,388

(1) Additional provision related to off-balance sheet exposure was a credit of $77 thousand for the year ended December 31, 2024.

Unfunded Commitments
The allowance for credit losses on unfunded commitments represents amounts held against credit exposures which are not represented on the Consolidated Balance Sheets. The allowance is recognized as a liability, a component of other liabilities on the Consolidated Balance Sheets, with adjustments to the allowance recognized in the provision for credit losses line item on the Consolidated Statements of Income.

The following table presents the activity in the allowance for credit losses on unfunded commitments for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
Allowance for credit losses on unfunded commitments	2025	2024
Beginning balance	$842	$919
Provision (credit) for credit losses on unfunded commitments	(256)	(77)
Ending balance	$586	$842

The following table presents the provision for credit losses on loans and unfunded commitments for the years ended December 31, 2025 and 2024 (in thousands):

	For the Years Ended December 31,
Provision for credit losses	2025	2024
Provision for credit losses on loans	$4,693	$31
Provision (credit) for credit losses on unfunded commitments	(256)	(77)
Total provision (credit) for credit losses	$4,437	$(46)

The following tables present the balance in the allowance for credit losses and the amortized cost basis in loans by portfolio segment and based on analysis status as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$641	$506	$—	$—	$1,147
Collectively analyzed	3,883	13,857	2,788	2,534	23,062
Total ending allowance balance	$4,524	$14,363	$2,788	$2,534	$24,209

	December 31, 2024
Allowance for credit losses	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$1,446	$106	$—	$—	$1,552
Collectively analyzed	3,074	11,108	2,259	3,395	19,836
Total ending allowance balance	$4,520	$11,214	$2,259	$3,395	$21,388

	December 31, 2025
Loans	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually analyzed	$693	$3,167	$—	$327	$4,187
Loans collectively analyzed	323,492	1,406,560	286,885	248,437	2,265,374
Total ending loans balance	$324,185	$1,409,727	$286,885	$248,764	$2,269,561

	December 31, 2024
Loans	Commercial and Industrial	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually analyzed	$1,512	$4,959	$—	$—	$6,471
Loans collectively analyzed	298,009	1,212,045	274,979	279,915	2,064,948
Total ending loans balance	$299,521	$1,217,004	$274,979	$279,915	$2,071,419

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

The following tables summarize the amortized cost basis of loans modified during the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025
Loans modified under ASU 2022-02	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial mortgages:
Non-owner occupied commercial real estate	$—	$—	$950	$3,408	$446	$4,804	0.43%
Residential mortgages	—	—	—	170	—	170	0.06%
Total	$—	$—	$950	$3,578	$446	$4,974

(1) Represents the amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	December 31, 2024
Loans modified under ASU 2022-02	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial and industrial	$—	$—	$384	$—	$—	$384	0.13%
Commercial mortgages:						—
Owner occupied commercial real estate	—	—	—	376	—	376	0.26%
Residential mortgages	—	—	—	440	—	440	0.16%
Total	$—	$—	$384	$816	$—	$1,200

(1) Represents the amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024:

December 31, 2025
Effect of loan modifications under ASU 2022-02	Principal reduction (in thousands)	Weighted average interest rate reduction (%)	Weighted average term extension (in months)	Weighted-average payment delay (in months)
Commercial mortgages:
Non-owner occupied commercial real estate	$—	—%	9 months	6 months
Residential mortgages	$—	—%	0 months	6 months

December 31, 2024
Effect of loan modifications under ASU 2022-02	Principal Reduction (in thousands)	Weighted average interest rate reduction (%)	Weighted average term extension (in months)	Weighted average payment delay (in months)
Commercial and industrial	—	—%	60 months	0 months
Commercial mortgages:
Owner occupied commercial real estate	—	—%	0 months	101 months
Residential mortgages	—	—%	0 months	6 months

The Corporation closely monitors the performance of loans that have previously been modified under ASU 2022-02 in order to gauge the effectiveness of modifications, and to determine the degree to which borrowers continue to demonstrate financial weakness following modification. The following tables present the performance of such loans that were modified in the twelve month periods preceding December 31, 2025 and 2024 (in thousands):

	Twelve Months Ended December 31, 2025
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial mortgages:
Non-owner occupied commercial real estate	—	—	—	4,804	4,804
Residential mortgages (1)	—	—	—	170	170
Total	$—	$—	$—	$4,974	$4,974

	Twelve Months Ended December 31, 2024
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$384	$384
Commercial mortgages:
Owner occupied commercial real estate	—	—	—	376	376
Residential mortgages	—	—	440	—	440
Total	$—	$—	$440	$760	$1,200

The Corporation had no outstanding commitments to lend additional amounts to borrowers for which modifications subject to ASU 2022-02 were made during the years ended December 31, 2025 and 2024.

Collateral-Dependent Individually Analyzed Loans
As of December 31, 2025 and 2024, the amortized cost basis of individually analyzed loans was $4.2 million, of which $2.2 million were considered collateral-dependent, and as of December 31, 2024, the amortized cost basis of individually analyzed loans was $6.5 million, of which $5.1 million were considered collateral-dependent. For collateral-dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.
Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage. The Corporation closely monitors trends in real estate values throughout its market area to determine whether collateral values, after appropriate discounting, are likely to be sufficient to extinguish existing borrower indebtedness.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral-dependent as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost Basis	Related Allowance	Amortized Cost Basis	Related Allowance
Commercial and industrial (2)	$50	$—	$130	$65
Commercial mortgages:
Owner occupied commercial real estate (1) (2)	629	4	1,377	15
Non-owner occupied commercial real estate (1)	1,167	199	3,582	91
Consumer loans:
Home equity lines and loans (3)	327	—	—	—
Total	$2,173	$203	$5,089	$171

(1) Secured by commercial real estate
(2) Secured by business assets
(3) Secured by residential real estate

The following table presents the amortized cost basis of nonaccrual loans without an associated allocation in the allowance for credit losses, total nonaccrual loans, and loans pasts due 90 days or greater which were still accruing, by class of loans, as of December 31, 2025 and 2024 (in thousands):

	Nonaccrual with No Allowance for Credit Losses		Nonaccrual		Loans Past Due 90 Days or More and Still Accruing
	2025	2024	2025	2024	2025	2024
Commercial and industrial	$136	$76	$779	$1,534	$17	$23
Commercial mortgages:
Owner occupied commercial real estate	625	1,362	629	1,377	—	—
Non-owner occupied commercial real estate	23	2,619	2,538	3,582	—	—
Residential mortgages	1,753	1,372	1,753	1,372	—	—
Consumer loans:
Home equity lines and loans	1,005	613	1,005	613	—	—
Indirect consumer loans	1,117	474	1,117	474	—	—
Direct consumer loans	87	2	87	2	—	—
Total	$4,746	$6,518	$7,908	$8,954	$17	$23

The following tables present the aging of the amortized cost basis in loans as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	30 - 59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$817	$55	$36	$908	$323,277	$324,185
Commercial mortgages:
Construction	—	—	—	—	120,418	120,418
Owner occupied commercial real estate	105	—	96	201	178,419	178,620
Non-owner occupied commercial real estate	—	—	2,538	2,538	1,108,151	1,110,689
Residential mortgages	1,277	693	901	2,871	284,014	286,885
Consumer loans:
Home equity lines and loans	747	26	249	1,022	108,701	109,723
Indirect consumer loans	2,312	656	616	3,584	129,115	132,699
Direct consumer loans	23	16	5	44	6,298	6,342
Total	$5,281	$1,446	$4,441	$11,168	$2,258,393	$2,269,561

	December 31, 2024
	30 - 59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$140	$201	$702	$1,043	$298,478	$299,521
Commercial mortgages:
Construction	—	—	—	—	94,943	94,943
Owner occupied commercial real estate	82	—	96	178	142,101	142,279
Non-owner occupied commercial real estate	950	—	3,162	4,112	975,670	979,782
Residential mortgages	1,529	662	696	2,887	272,092	274,979
Consumer loans:
Home equity lines and loans	231	—	364	595	92,625	93,220
Indirect consumer loans	2,101	719	235	3,055	175,063	178,118
Direct consumer loans	14	6	1	21	8,556	8,577
Total	$5,047	$1,588	$5,256	$11,891	$2,059,528	$2,071,419

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

Based on the analyses performed as of December 31, 2025, the risk category of the amortized cost basis of loans by class of loans and vintage, as well as the gross charge-offs by loan class and vintage for the period, are as follows (in thousands):

	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
Commercial and industrial
Pass	$52,419	$25,663	$22,131	$25,382	$11,367	$15,765	$135,641	$2,726	$291,094
Special Mention	1,616	31	496	2,163	1,412	6,852	13,139	3,631	29,340
Substandard	—	317	13	—	42	—	2,645	75	3,092
Doubtful	—	—	—	—	—	584	—	75	659
Total	54,035	26,011	22,640	27,545	12,821	23,201	151,425	6,507	324,185
Gross charge-offs	—	19	—	—	772	—	6	—	797

Construction
Pass	38,266	29,670	33,259	14,754	1,213	1,323	1,933	—	120,418
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	38,266	29,670	33,259	14,754	1,213	1,323	1,933	—	120,418
Gross charge-offs	—	—	—	—	—	—	—	—	—

Owner occupied commercial real estate
Pass	48,350	23,186	17,531	23,050	12,966	31,441	590	39	157,153
Special Mention	—	—	4,681	1,646	6,912	3,567	2,000	—	18,806
Substandard	1,207	—	96	468	—	886	—	—	2,657
Doubtful	—	—	—	—	—	4	—	—	4
Total	49,557	23,186	22,308	25,164	19,878	35,898	2,590	39	178,620
Gross charge-offs	—	—	—	—	—	—	—	—	—

Non-owner occupied commercial real estate
Pass	162,357	102,759	99,585	242,886	133,385	279,901	9,102	726	1,030,701
Special Mention	—	—	15,301	18,852	13,006	27,806	—	—	74,965
Substandard	2,039	—	2,515	—	—	469	—	—	5,023
Doubtful	—	—	—	—	—	—	—	—	—
Total	164,396	102,759	117,401	261,738	146,391	308,176	9,102	726	1,110,689
Gross charge-offs	—	—	—	—	—	6	—	—	6

Residential mortgages
Not rated	38,892	24,307	17,590	50,866	50,380	102,421	—	—	284,456
Special Mention	—	—	—	—	426	—	—	—	426
Substandard	—	—	69	295	309	1,330	—	—	2,003
Total	38,892	24,307	17,659	51,161	51,115	103,751	—	—	286,885
Gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity lines and loans
Not rated	7,882	12,004	8,849	11,138	4,113	10,124	53,219	1,275	108,604
Special Mention	—	—	—	114	—	—	—	—	114
Substandard	—	—	22	207	—	192	112	472	1,005
Total	7,882	12,004	8,871	11,459	4,113	10,316	53,331	1,747	109,723
Gross charge-offs	—	—	—	—	—	—	—	—	—

Indirect consumer
Not rated	23,872	26,326	33,271	39,644	6,197	2,207	—	—	131,517
Substandard	82	395	386	249	26	44	—	—	1,182
Total	23,954	26,721	33,657	39,893	6,223	2,251	—	—	132,699
Gross charge-offs	12	345	641	358	121	78	—	—	1,555

Direct consumer
Not rated	1,591	1,339	750	460	60	154	1,969	4	6,327
Substandard	2	—	—	3	—	—	10	—	15
Total	1,593	1,339	750	463	60	154	1,979	4	6,342
Gross charge-offs	12	27	23	12	3	—	21	—	98

Total loans	$378,575	$245,997	$256,545	$432,177	$241,814	$485,070	$220,360	$9,023	$2,269,561
Total gross charge-offs	$24	$391	$664	$370	$896	$84	$27	$—	$2,456

Based on the analyses performed as of December 31, 2024, the risk category of the amortized cost basis of loans by class of loans and vintage, as well as the gross charge-offs by loan class and vintage for the period, are as follows (in thousands):

	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Commercial and industrial
Pass	$44,130	$32,157	$34,862	$16,787	$8,326	$27,452	$108,819	$1,380	$273,913
Special Mention	810	262	3,933	—	4,390	3,673	10,203	62	23,333
Substandard	99	—	8	733	30	—	379	318	1,567
Doubtful	21	—	—	—	—	687	—	—	708
Total	45,060	32,419	38,803	17,520	12,746	31,812	119,401	1,760	299,521
Gross charge-offs	—	84	200	6	—	—	12	—	302

Construction
Pass	19,344	46,954	17,568	9,058	—	1,536	483	—	94,943
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	19,344	46,954	17,568	9,058	—	1,536	483	—	94,943
Gross charge-offs	—	—	—	—	—	—	—	—	—

Owner occupied commercial real estate
Pass	23,196	23,185	26,945	20,979	9,513	31,222	97	55	135,192
Special Mention	—	370	—	109	—	2,206	2,000	—	4,685
Substandard	—	96	863	321	—	1,107	—	—	2,387
Doubtful	—	—	—	—	—	15	—	—	15
Total	23,196	23,651	27,808	21,409	9,513	34,550	2,097	55	142,279
Gross charge-offs	—	—	—	—	—	—	—	—	—

Non-owner occupied commercial real estate
Pass	97,155	109,354	267,280	141,864	97,828	233,084	6,696	777	954,038
Special Mention	—	—	5,935	7,793	—	7,833	—	—	21,561
Substandard	—	2,148	146	—	1,014	875	—	—	4,183
Doubtful	—	—	—	—	—	—	—	—	—
Total	97,155	111,502	273,361	149,657	98,842	241,792	6,696	777	979,782
Gross charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Not rated	21,574	20,257	55,321	55,152	64,471	56,708	—	—	273,483
Substandard	—	—	85	771	220	420	—	—	1,496
Total	21,574	20,257	55,406	55,923	64,691	57,128	—	—	274,979
Gross charge-offs	—	—	—	—	—	21	—	—	21

Home equity lines and loans
Not rated	13,833	10,657	14,094	4,879	2,503	10,259	35,015	1,252	92,492
Special Mention	—	—	115	—	—	—	—	—	115
Substandard	—	24	63	—	—	195	116	215	613
Total	13,833	10,681	14,272	4,879	2,503	10,454	35,131	1,467	93,220
Gross charge-offs	—	—	1	—	—	11	1	—	13

Indirect consumer
Not rated	37,746	52,480	67,237	13,266	4,194	2,726	—	—	177,649
Substandard	75	157	107	79	11	40	—	—	469
Total	37,821	52,637	67,344	13,345	4,205	2,766	—	—	178,118
Gross charge-offs	47	517	525	161	99	116	—	—	1,465

Direct consumer
Not rated	2,420	1,681	1,454	275	41	225	2,455	14	8,565
Substandard	—	—	—	—	—	—	10	2	12
Total	2,420	1,681	1,454	275	41	225	2,465	16	8,577
Gross charge-offs	5	21	20	14	—	4	8	—	72

Total loans	$260,403	$299,782	$496,016	$272,066	$192,541	$380,263	$166,273	$4,075	$2,071,419
Total gross charge-offs	$52	$622	$746	$181	$99	$152	$21	$—	$1,873

(5)    PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Land	$4,298	$4,298
Buildings	39,602	39,462
Projects in progress	11	78
Equipment and furniture	37,251	36,975
Leasehold improvements	5,701	5,726
	86,863	86,539
Less accumulated depreciation and amortization	71,462	70,164
Net book value	$15,401	$16,375

Depreciation expense was $1.9 million and $1.8 million for 2025 and 2024, respectively.

In July 2024, after receiving required approvals from the FRBNY and the NYSDFS, the Corporation announced the closure of its branch at 806 West Buffalo Street, Ithaca, New York, ("Ithaca Station") effective November 15, 2024. Management determined to classify the property as held for sale as of December 31, 2024, pursuant to the requirements of ASC 360 - Property, Plant, and Equipment. At the initial held for sale measurement date, the disposal group’s (held for sale property's) carrying value was $0.7 million, compared to an appraised value less selling costs of $1.3 million, therefore the held for sale property was initially measured at $0.7 million. As of December 31, 2024, $0.7 million was included in the line item premises and equipment, net, on the Corporation’s Consolidated Balance Sheets related to this held for sale asset. The proceeds from the sale totaled $1.3 million, resulting in the recognition of a $0.6 million gain during the year ended December 31, 2025.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2044.

The Corporation has included these finance leases in premises and equipment as follows:

	2025	2024
Buildings	$6,507	$6,507
Accumulated amortization	(3,615)	(3,236)
Net book value	$2,892	$3,271

(6)    LEASES

Operating Leases
The Corporation leases certain branch properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of December 31, 2025, the weighted average remaining lease term was 6.11 years with a weighted average discount rate of 3.53%. Rent expense was $1.0 million for each of the years ended December 31, 2025 and 2024. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties as of December 31, 2025 and December 31, 2024 classified as operating leases consist of the following (in thousands):

	2025	2024
Operating lease right-of-use asset	$5,446	$5,648
Less: accumulated amortization	(771)	(772)
Add: lease modifications	80	570
Operating lease right-of-use-assets, net	$4,755	$5,446

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of December 31, 2025 (in thousands):

Year	Amount
2026	$965
2027	977
2028	845
2029	830
2030	705
2031 and thereafter	1,163
Total minimum lease payments	5,485
Less: amount representing interest	(548)
Present value of net minimum lease payments	$4,937

As of December 31, 2025, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases
The Corporation leases certain buildings under finance leases. In May, 2024, the Corporation added $0.9 million in right-of-use assets and finance lease liabilities. The lease arrangements require monthly payments through 2044. As of December 31, 2025, the weighted average remaining lease term was 10.73 years with a weighted average discount rate of 4.08%. The Corporation has included these leases in premises and equipment as of December 31, 2025 and December 31, 2024.
The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of December 31, 2025 (in thousands):

Year	Amount
2026	$502
2027	505
2028	505
2029	511
2030	318
2031 and thereafter	2,119
Total minimum lease payments	4,460
Less: amount representing interest	(1,016)
Present value of net minimum lease payments	$3,444

As of December 31, 2025, the Corporation had no finance leases that were signed, but had not yet commenced.

Subsequent to December 31, 2025, the Corporation signed lease agreements for a branch in West Seneca and a representative office in Buffalo.

(7)            GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
End of year	$21,824	$21,824

As of December 31, 2025 and 2024, all acquired intangible assets, $6.0 million of core deposit intangibles and $5.6 million of other customer relationship intangibles, were fully amortized.

There is no aggregate amortization expense for 2025 and 2024. There is no remaining estimated aggregate amortization expense as of December 31, 2025.

(8)    DEPOSITS

A summary of deposits as of December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
Non interest-bearing demand deposits	$624,532	$625,762
Interest-bearing demand deposits	326,645	306,536
Insured money market deposits	601,391	595,123
Savings deposits	254,490	245,550
Certificates of deposits $250,000 or less	339,320	401,563
Certificates of deposits greater than $250,000	98,714	101,125
Brokered deposits (1)	—	92,159
Other time deposits (2)	25,582	29,065
Total	$2,270,674	$2,396,883
(1) Brokered deposits which are individually $250,000 and under.
(2) Includes Individual Retirement Accounts and Christmas Club Accounts.

Total customer deposits include reciprocal balances from checking, insured money market deposits, and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Corporate offered ICS/CDARS programs allowing enhanced FDIC insurance protection. In general, the equivalent of the customers' original deposited funds comes back to the Corporation and are carried within the time deposits category. The Bank may also utilize one way brokered deposits as a component of its wholesale funding strategy, allowing for additional liquidity without increasing concentration risk.

Scheduled maturities of time deposits as of December 31, 2025, are summarized as follows (in thousands):

Year	Maturities
2026	$445,122
2027	12,899
2028	4,497
2029	386
2030	694
2031 and thereafter	18
Total	$463,616

Time deposits that meet or exceed the FDIC Insurance limit of $250 thousand as of December 31, 2025 and 2024 were $102.1 million and $107.6 million, respectively.

(9)    FEDERAL HOME LOAN BANK TERM ADVANCES AND OTHER BORROWINGS

FHLBNY overnight advances totaled $87.1 million and $109.1 million as of December 31, 2025 and 2024, respectively. The Corporation held no fixed rate term advances as of December 31, 2025 and 2024, respectively.

The following is a summary of FHLBNY overnight advances as of December 31, 2025 and 2024. The carrying amount includes the advance balance (in thousands):

2025		2024
Amount	Rate	Amount	Rate
$87,110	3.96%	$109,110	4.69%

The Bank has pledged $255.1 million and $244.6 million of residential mortgage and home equity loans under a blanket lien arrangement as of December 31, 2025 and 2024, respectively, as collateral for future borrowings. Based on this collateral, the Bank's unused borrowing capacity at the FHLBNY was $91.4 million as of December 31, 2025.

The Bank had $65.0 million in total capacity under unsecured federal funds lines of credit with four correspondent financial institutions as of December 31, 2025, none of which was utilized as of December 31, 2025. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the federal funds rate.

The following table summarizes the Corporation's subordinated notes outstanding as of December 31, 2025 (in thousands):

2025
Amount	Rate	Maturity Date
$44,028	7.75%	June 15, 2035
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
Total interest expense on the Corporation's subordinated debt for the year ended December 31, 2025 totaled $2.0 million.

(10)    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the years ended December 31, 2025 and 2024 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Year ended December 31, 2025
Revenue by Operating Segment:	Core Banking (b)	WMG	Holding Company and CFS	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,862	$—	$—	$2,862
Other	1,565	—	—	1,565
Interchange revenue from debit card transactions	4,302	—	—	4,302
WMG fee income	—	11,945	—	11,945
CFS fee and commission income	—	—	1,176	1,176
Net gains (losses) on sales of OREO	2	—	—	2
Net gains on sales of loans(a)	261	—	—	261
Net (losses) on sales of securities(a)	(17,498)	—	—	(17,498)
Loan servicing fees(a)	149	—	—	149
Change in fair value of equity securities(a)	202	—	9	211
Income from bank-owned life insurance(a)	32	—	—	32
Other(a)	2,938	—	—	2,938
Total non-interest income	$(5,185)	$11,945	$1,185	$7,945

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Year ended December 31, 2024
Revenue by Operating Segment:	Core Banking (b)	WMG	Holding Company and CFS	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,997	$—	$—	$2,997
Other	1,045	—	—	1,045
Interchange revenue from debit card transactions	4,426	—	—	4,426
WMG fee income	—	11,573	—	11,573
CFS fee and commission income	—	—	1,054	1,054
Net gains (losses) on sales of OREO	(18)	—	—	(18)
Net gains on sales of loans(a)	214	—	—	214
Loan servicing fees(a)	144	—	—	144
Change in fair value of equity securities(a)	203	—	(24)	179
Income from bank-owned life insurance(a)	38	—	—	38
Other(a)	1,578	—	—	1,578
Total non-interest income	$10,627	$11,573	$1,030	$23,230

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

(11)    DERIVATIVES

As part of the Corporation's product offerings, the Corporation acts as an interest rate swap counterparty for certain commercial borrowers in the normal course of providing services to customers. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's Consolidated Balance Sheets. The Corporation manages its exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties which mirror the terms of the interest rate swaps entered into with the commercial borrowers. These positions directly offset each other and the Corporation's exposure is the fair value of the derivatives due to potential changes in credit risk of our commercial borrowers and third parties. The Corporation also enters into risk participation agreements with lead banks on commercial loans in which it participates. The Corporation receives an upfront fee for participating in the credit exposure of the interest rate swap associated with the commercial loan in which it is a participant and the fee received is recognized immediately in other non-interest income. The Corporation is exposed to its share of the credit loss equal to the fair value of the interest rate swap in the event of nonperformance by the counterparty of the interest rate swap. The Corporation determines the fair value of the credit loss exposure using an estimated credit default rate based on the historical performance of similar assets.
The notional amount of an interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreement. As of December 31, 2025, the Corporation held derivatives not designated as hedging instruments with a total notional amount of $899.1 million. Derivatives not designated as hedging instruments included back-to-back interest rate swaps of $869.4 million, consisting of $434.7 million of interest rate swaps with commercial borrowers and an additional $434.7 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms, and risk participation agreements with lead banks of $29.7 million. Free-standing derivatives are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded in other non-interest income.
Accrued interest receivable and payable related to these swaps of $0.4 million and $0.5 million, respectively, is included in other assets and liabilities in the Corporation's Consolidated Balance Sheets as of December 31, 2025 and 2024.

The following table presents information regarding derivative financial instruments, as of December 31:

2025
Derivatives not designated as hedging instruments:	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value
Interest rate swap agreements on loans with commercial loan customers	66	$434,703	4.6	4.88%	5.77%	$(11,362)
Interest rate swap agreements with third-party counter-parties	66	434,703	4.6	5.77%	4.88%	11,244
Risk participation agreements	6	29,669	6.0			(14)
Total	138	$899,075				$(132)

2024
Derivatives not designated as hedging instruments:	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value
Interest rate swap agreements on loans with commercial loan customers	51	$340,117	5.5	4.53%	6.37%	$(23,411)
Interest rate swap agreements with third-party counter-parties	51	340,117	5.5	6.37%	4.53%	23,395
Risk participation agreements	5	22,988	7.8			(6)
Total	107	$703,222				$(22)

There was $0.4 million and $0.1 million of off-balance sheet exposure for the risk participation agreements as of December 31, 2025 and 2024, respectively.

Amounts included in the Consolidated Statements of Income related to derivatives not designated as hedging instruments were as follows:

	Years Ended December 31,
Derivatives not designated as hedging instruments:	2025	2024
Interest rate swap agreements with commercial loan customers:
Unrealized (loss) recognized in non-interest income	$12,049	$(4,056)
Interest rate swap agreements with third-party counter-parties:
Unrealized gain recognized in non-interest income	(12,151)	4,079
Risk participation agreements:
Unrealized gain (loss) recognized in non-interest income	(8)	(6)
Unrealized gain (loss) recognized in non-interest income	$(110)	$17

(12)            INCOME TAXES

For the years ended December 31, 2025 and 2024, income tax expense attributable to income from operations consisted of the following (in thousands):

	2025	2024
Current expense:
Federal	$6,875	$4,877
State	630	416
Total current	7,505	5,293
Deferred expense/(benefit):
Federal	(2,938)	1,029
State	(556)	92
Establishment of valuation allowance	821	—
Total deferred	(2,673)	1,121
Income tax expense	$4,832	$6,414

The Corporation had no income taxes in foreign jurisdictions for the years ended December 31, 2025 and 2024.
Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows (in thousands, except percentages):

	2025
	Amounts	Percentages
Income taxes at the U.S. federal statutory tax rate	$4,187	21.0%
State and local income taxes, net of federal income tax impact (a)	134	0.7%
Changes in valuation allowances	745	3.7%
Nontaxable or nondeductible items
Municipal interest income	(360)	(1.8)%
Other	91	0.5%
Other adjustments	35	0.1%
Total	$4,832	24.2%
(a) State taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category.
Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows (in thousands) in accordance with the guidance prior to the adoption of ASU 2023-09:

2024
Statutory federal tax rate	21%
Tax computed at statutory rate	$6,318
Increase (reduction) resulting from:
Tax-exempt income	(528)
Dividend exclusion	(10)
State taxes, net of Federal impact	437
Nondeductible interest expense	51
Other items, net	146
Income tax expense	$6,414
Effective tax rate	21.3%

For the year ended December 31, 2025, the Corporation made the following income tax payments, net of refunds received:

2025
U.S. federal taxes	$5,950
State and local taxes
New York	398
Total income taxes paid	$6,348

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024, are presented below (in thousands):

Deferred tax assets:	2025	2024
Allowance for credit losses	$6,534	$5,858
Depreciation	1,334	1,122
Deferred compensation and directors' fees	1,656	1,444
Operating lease liabilities	1,253	1,435
Purchase accounting adjustment – fixed assets	154	154
Net unrealized losses on securities available for sale	12,484	22,487
Defined benefit pension and other benefit plans	448	527
Nonaccrued interest	381	381
Accrued expense	52	74
Capital loss carryforward	2,694	—
Other items, net	114	135
Total gross deferred tax assets	27,104	33,617

Deferred tax liabilities:
Deferred loan fees and costs	1,054	1,220
Prepaid pension	4,268	4,283
Discount accretion	195	163
Core deposit intangible	1,847	1,821
REIT dividend	1,107	775
Operating lease right-of-use assets	1,253	1,435
Accrual for employee benefit plans	15	11
Other items, net	285	241
Total gross deferred tax liabilities	10,024	9,949

Valuation allowance	821	—

Net deferred tax asset	$16,259	$23,668

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

The sale of available for sale securities during the second quarter of 2025 resulted in a net loss of $17.5 million and occurred at the Bank, as well as the Corporation's REIT Entity. Under IRC Sec. 582(c)(1), in the case of banks, the sale or exchange of a bond, debenture, note or certificate or other evidence of indebtedness shall not be considered a sale or exchange of a capital asset. Therefore, the loss from the sale of securities at the Bank is considered ordinary in nature. However, the REIT is not considered a "bank" under IRC Sec. 582(c) and therefore, a sale of securities at the REIT are considered capital in nature. The capital loss amount of $11.5 million (gross) attributable to the REIT and represented a $2.7 million deferred tax asset subject to a 5-year carryforward limitation. Based on its assessment during the fourth quarter of 2025, management determined to establish a valuation allowance against its deferred tax asset associated with the capital loss in the amount of $821 thousand.
The Corporation’s current tax planning strategies include the planned sale of appreciated investment securities and loans from the REIT entity. These transactions are intended to generate future capital gains sufficient to utilize the capital loss carryforward prior to its expiration. Management has demonstrated both the ability and intent to execute these strategies in a timely and economically feasible manner.
After detailed review, including various scenarios of changes in market interest rates, while the Corporation’s management has demonstrated the ability and intent to implement these prudent and reasonable actions, management determined that it is more likely than not that a portion of the deferred assets, including the capital loss carryforward, will not be realized. Further, management will continue to monitor all available positive and negative evidence on at least a quarterly basis, consistent with ASC 740, and will promptly adjust the valuation allowance assessment if facts and circumstances change materially.
As of December 31, 2025 and 2024, the Corporation did not have any unrecognized tax benefits.
The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes. As of December 31, 2025 and 2024, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.
The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2022 and for New York State taxing authorities for the year prior to 2022. New York State taxing authorities recently completed audits of the Corporation for the years 2018, 2019, and 2020. There were no adjustments as a result of the New York State audits.

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status as of December 31, 2025 and 2024 (in thousands):

Change in projected benefit obligation:	2025	2024
Benefit obligation at beginning of year	$29,169	$31,023
Service cost	—	—
Interest cost	1,590	1,531
Actuarial (gain) loss	883	(1,133)
Curtailments	—	—
Settlements	—	—
Benefits paid	(2,274)	(2,252)
Benefit obligation at end of year	$29,368	$29,169

Change in plan assets:	2025	2024
Fair value of plan assets at beginning of year	$48,107	$46,950
Actual return on plan assets	3,549	3,409
Employer contributions	—	—
Settlements	—	—
Benefits paid	(2,274)	(2,252)
Fair value of plan assets at end of year	$49,382	$48,107

Funded status	$20,014	$18,938

Amount recognized in accumulated other comprehensive income (loss) as of December 31, 2025 and 2024 consist of the following (in thousands):

	2025	2024
Net actuarial loss	$1,379	$1,936
Prior service cost	—	—
Total before tax effects	$1,379	$1,936

The accumulated benefit obligation as of December 31, 2025 and 2024 was $29.4 million and $29.2 million, respectively.

Actuarial losses in the Projected Benefit Obligation (PBO) in 2025 were primarily the result of the decrease in discount rate. The decrease in discount rate caused the PBO to increase by $0.6 million. Other sources of gain/loss such as plan experience, updated census data and minor adjustments to actuarial assumptions generated a combined loss of approximately 1.0% of expected year end obligations.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2025 and 2024 were as follows:

	2025	2024
Discount rate	5.40%	5.63%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) in 2025 and 2024 consist of the following (in thousands):

Net periodic benefit cost	2025	2024
Service cost, benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	1,590	1,531
Expected return on plan assets	(2,109)	(2,517)
Amortization of net loss	—	—
Amortization of prior service cost	—	—
Recognized (gain) loss due to settlements	—	—
Net periodic cost (benefit)	$(519)	$(986)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2025	2024
Net actuarial (gain) loss	$(557)	$(2,025)
Recognized loss	—	—
Amortization of prior service cost	—	—
Total recognized in other comprehensive income (loss) (before tax effect)	$(557)	$(2,025)

Total recognized in net (benefit) cost and other comprehensive income (loss) (before tax effect)	$(1,076)	$(3,011)

During 2025, the plan's total unrecognized net loss decreased by $0.6 million. The variance between the actual and expected return on plan assets during 2025 decrease the total unrecognized net loss by $1.4 million. Because the total unrecognized net gain or loss is less than the greater of 10% of the projected benefit obligation or 10% of the plan assets, no amortization is necessary. As of January 1, 2025, the average expected future life expectancy of plan participants was 21.29 years. Actual results for 2026 will depend on the 2026 actuarial valuation of the plan.

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2025, 2024 were as follows:

	2025	2024
Discount rate	5.63%	5.07%
Expected return on assets	4.50%	5.50%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A
The discount rate was determined by projecting the plan's expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for he single equivalent discount rate that resulted in the same projected benefit obligation. A 1% increase/(decrease) in the discount rate would have increased/(decreased) the net pension cost for 2025 by $120,000/$(133,000) and (decreased)/increased the year-end projected benefit obligation by $(2.4)/$2.8 million. The change in unrecognized net gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2025 the unrecognized net loss decreased by 1.9% of the December 31, 2024 projected benefit obligation.

The Corporation changes important assumptions whenever conditions warrant changes. As of December 31, 2025 and December 31, 2024, the Corporation used the Society of Actuaries PRI-2012 Private Retirement Plans Mortality Table with Mortality Improvement Scale MP-2021 as a basis for the Plan's valuation. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.
The Corporation's overall investment strategy is to achieve a mix of investments that protects the value of plan assets while facilitating near-term benefit payments with a diversification of asset types. The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds. Other investments may consist of mutual funds, exchange-traded funds, money market funds and cash & cash equivalents. While no significant changes in the asset allocations are expected during 2026, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a CAPM using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2025	Percentage of Plan Assets as of December 31,		Expected Long-Term Rate of Return
		2025	2024
Large cap domestic equities	0% - 30%	17%	15%	12.5%
Mid-cap domestic equities	0% - 6%	1%	—%	10.0%
Small-cap domestic equities	0% - 5%	1%	—%	8.8%
International equities	0% - 6%	1%	—%	6.8%
Emerging market equities	0% - 5%	1%	—%	4.2%
Intermediate fixed income	60% - 100%	74%	69%	2.7%
Alternative assets	0% - 15%	—%	—%	—%
Cash	0% - 25%	5%	16%	1.6%
Total		100%	100%

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
As of December 31, 2025 and 2024, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.
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

The fair value of the plan assets as of December 31, 2025 and 2024, by asset class are as follows (in thousands):

		Fair Value Measurement as of December 31, 2025 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2,780	$2,780	$—	$—
Equity securities:
U.S. companies	2,859	2,859	—	—
International companies	107	107	—	—

Mutual funds	41,664	41,664	—	—

Debt securities:
U.S. Treasuries/Government bonds	1,972	1,972	—	—
U.S. Corporate bonds	—	—	—	—
Total plan assets	$49,382	$49,382	$—	$—

		Fair Value Measurement as of December 31, 2024 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$7,577	$7,577	$—	$—
Equity securities:
U.S. companies	—	—	—	—
International companies	—		—	—

Mutual funds	38,620	38,620	—	—

Debt securities:
U.S. Treasuries/Government bonds	1,910	1,910	—	—
U.S. Corporate bonds	—	—	—	—
Foreign bonds, notes & debentures	—	—	—	—
Total plan assets	$48,107	$48,107	$—	$—

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan (in thousands):

Calendar Year	Future Expected Benefit Payments
2026	$2,482
2027	$2,478
2028	$2,433
2029	$2,395
2030	$2,358
2031-2035	$11,082

The Corporation does not expect to contribute to the plan during 2026. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

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
Expense related to these plans totaled $1.6 million for the years ended December 31, 2025 and 2024. The plan's assets as of December 31, 2025 and 2024 include 95,292 and 112,006 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status as of December 31, 2025 and 2024 (in thousands):

Changes in accumulated postretirement benefit obligation:	2025	2024
Accumulated postretirement benefit obligation - beginning of year	$87	$76
Service cost	—	—
Interest cost	5	5
Participant contributions	16	17
Amendments	—	—
Actuarial (gain) loss	14	40
Benefits paid	(50)	(51)
Accumulated postretirement benefit obligation at end of year	$72	$87

Change in plan assets:	2025	2024
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	34	34
Plan participants’ contributions	16	17
Benefits paid	(50)	(51)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(72)	$(87)

Amount recognized in accumulated other comprehensive income (loss) as of December 31, 2025 and 2024 consist of the following (in thousands):

	2025	2024
Net actuarial loss	$119	$123
Prior service credit	—	—
Total before tax effects	$119	$123

Weighted-average assumption for disclosure as of December 31:	2025	2024
Discount rate	5.40%	5.63%
Assumed rate of future compensation increase	N/A	N/A
Health care cost trend: Initial (Pre-65/Post 65)	9.00% / 8.50%	7.50% / 6.50%
Health care cost trend: Ultimate (Pre-65/Post 65)	4.75% / 4.75%	4.75% / 4.75%
Year ultimate cost trend reached	2037 / 2036	2033 / 2032

The components of net periodic postretirement benefit cost for the years ended December 31, 2025 and 2024 are as follows (in thousands):

Net periodic cost (benefit)	2025	2024
Service cost	$—	$—
Interest cost	5	5
Expected return on plan assets	—	—
Amortization of prior service benefit	—	—
Recognized actuarial loss	19	19
Recognized prior service benefit due to curtailments	—	—
Net periodic postretirement cost (benefit)	$24	$24

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2025	2024
Net actuarial (gain) loss	$14	$40
Recognized actuarial loss	(19)	(19)
Prior service credit	—	—
Amortization of prior service benefit	—	—
Total recognized in other comprehensive income (loss)(before tax effect)	$(5)	$21

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$19	$45

Actuarial loss for 2025 is primarily the net impact of a decrease in discount rate, which increased the Accumulated Postretirement Benefit Obligation (APBO) by $1 thousand, and the reflection of updated data and claims experience, which increased the APBO by $14 thousand. Amongst the data changes reflected was the death during 2025 of one of the five participants in the plan.

During 2025 the plan's total unrecognized net loss decreased by $4 thousand. Because the total unrecognized net gain or loss in the plan exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average future life expectancy of all plan participants. As of January 1, 2025, the average future life expectancy of all plan participants was 6 years. Actual results for 2026 will depend on the 2026 actuarial valuation of the plan.
The change in unrecognized gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2025, the unrecognized net loss decreased by 5% of the December 31, 2024 accumulated postretirement benefit obligation. The Corporation changes important assumptions whenever changing conditions warrant. The discount rate and per capita costs are typically changed at least annually. Other material assumptions include rates of participant mortality and rates of increase in medical costs.

Weighted-average assumptions for net periodic cost as of December 31:	2025	2024
Discount rate	5.63%	5.07%
Expected return on plan assets	N/A	N/A
Assumed rate of future compensation increase	N/A	N/A
Health care cost trend: Initial	9.25% / 8.75%	7.75% / 6.75%
Health care cost tread: Ultimate	4.75% / 4.75%	4.75% / 4.75%
Year ultimate reached	2037 / 2036	2033 / 2032

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten (in thousands):

Calendar Year	Future Estimated Benefit Payments
2026	$11
2027	$11
2028	$10
2029	$10
2030	$9
2031-2035	$31

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees. The amount expected to be required in contributions to the plan during 2026 is $11 thousand.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded as of December 31, 2025 and 2024.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status as of December 31, 2025 and 2024 (in thousands):

Change in projected benefit obligation:	2025	2024
Benefit obligation at beginning of year	$859	$924
Service cost	—	—
Interest cost	45	44
Actuarial (gain) loss	18	—
Benefits paid	(109)	(109)
Projected benefit obligation at end of year	$813	$859

Changes in plan assets:	2025	2024
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	109	109
Benefits paid	(109)	(109)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(813)	$(859)

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2025 and 2024 consist of the following (in thousands):

	2025	2024
Net actuarial loss	$199	$192
Prior service cost	—	—
Total before tax effects	$199	$192

Accumulated benefit obligation was $0.8 million and $0.9 million as of December 31, 2025 and 2024, respectively.

Weighted-average assumption for disclosure as of December 31:	2025	2024
Discount rate	5.40%	5.63%
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

The components of net periodic benefit cost for the years ended December 31, 2025 and 2024 are as follows (in thousands):

Net periodic benefit cost	2025	2024
Service cost	$—	$—
Interest cost	45	44
Recognized actuarial loss	11	11
Net periodic postretirement benefit cost	$56	$55

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):	2025	2024
Net actuarial (gain) loss	$18	$—
Recognized actuarial loss	(11)	(11)
Total recognized in other comprehensive income (loss) (before tax effect)	$7	$(11)

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$63	$44

During 2025, there was a $11 thousand increase in the projected benefit obligation as a result of the decrease in discount rate. There was also a $7 thousand increase in PBO due to participant mortality (longevity) experience. There were no other significant sources of gain or loss during 2025.
During 2025, the plan's total unrecognized net loss increased by $7 thousand. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average future life expectancy of all participants. As of January 1, 2026, the average future life expectancy of plan participants was 9.25 years.

Weighted-average assumptions for net periodic cost as of December 31:	2025	2024
Discount rate	5.63%	5.07%
Expected asset return	N/A	N/A
Assumed rate of future compensation increase	N/A	N/A
Weighted-average interest crediting rate	N/A	N/A

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
The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2025 the unrecognized net loss increased 0.8% of the December 31, 2024 projected benefit obligation.

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan (in thousands):

Calendar Year	Future Estimated Benefit Payments
2026	$106
2027	$100
2028	$94
2029	$88
2030	$82
2031-2035	$328

Contributions for an unfunded pension plan are equal to the benefit payments being made during the year. The Corporation expects to contribute $109 thousand to the plan during 2026.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers, which was initiated in 2012. The plan is unfunded as of December 31, 2025 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events. The accrued obligation for the plan as of December 31, 2025 and 2024 was $4.6 million and $4.0 million, respectively. A total of $0.7 million and $0.7 million was expensed during the years ended December 31, 2025 and 2024, respectively. In addition to each participant's account being credited with the annual company contribution, each account will receive a quarterly interest credit that will be calculated based upon the average yield on five year U.S. Treasury Notes.

(14)    STOCK COMPENSATION

On June 3, 2025, the Corporation's shareholders approved the Corporation's 2025 Equity Incentive Plan (the "2025 Plan") which provides for the grant of stock-based awards to officers, employees and directors of the Corporation and the Bank. Compensation expense is recognized over the vesting period of the awards based on the fair value of the common stock at issue date. Two grants have been issued under the 2025 Plan. The Corporation's prior plans shall remain in existence solely for the purpose of administering outstanding grants.

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
Total expense related to stock compensation was $1.4 million and $1.2 million in 2025 and 2024, respectively. During 2025 and 2024, a total of 35,455 and 14,396 shares, respectively, were re-issued from treasury to fund stock compensation. Effective for the 2024 fiscal year and thereafter, annual stock compensation is expected to be awarded the second month after the close of the fiscal year for the Corporation's employees and Chief Executive Officer. Annual stock compensation is expected to be awarded the first month after the close of the fiscal year for the members of the Board of Directors. The expense related to these grants is recognized over a one or a five year vesting period.

A summary of restricted stock activity as of December 31, 2025, and changes during the year ended is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested as of December 31, 2024	49,703	$46.67
Granted	35,455	$50.45
Vested	(27,828)	$46.81
Forfeited or Cancelled	(2,130)	$47.97
Nonvested as of December 31, 2025	55,200	$48.97

As of December 31, 2025, there was $1.9 million of total unrecognized compensation cost related to nonvested shares granted under the Corporation's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.54 years. The total fair value of shares vested during the years ended December 31, 2025 and 2024 were $1.5 million and $1.4 million, respectively.

(15)    RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with the Corporation. These loans are summarized as follows for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Balance at beginning of year	$25,413	$26,058
New loans or additional advances	726	175
Effect of changes in composition of related parties	(31)	—
Repayments	(604)	(820)
Effect of change in participation	3,114	—
Balance at end of year	$28,618	$25,413

Deposits from principal officers, directors, and their affiliates as of December 31, 2025 and 2024 were $37.9 million and $43.1 million, respectively.

The Corporation issued $3.5 million of its subordinated notes to principal officers, directors, and their affiliates during the year ended December 31, 2025. Interest paid on those notes totaled $139 thousand for the year ended December 31, 2025 and the interest expense on the notes totaled $151 thousand for the year ended December 31, 2025.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM expense totaling $9 thousand per month for each of the years ended December 31, 2025 and 2024. Rent and CAM paid to this Board member totaled $110 thousand for each of the years ended December 2025 and 2024.
WMG provided trust services to members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners. WMG fee income for the trust services provided totaled $0.3 million for the years ended December 31, 2025 and 2024.

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk as of December 31, 2025 and 2024 (in thousands):

	2025		2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$12,410	$63,654	$12,025	$67,501
Unused lines of credit	$5,183	$404,939	$4,484	$355,872
Standby letters of credit	$—	$18,952	$—	$19,180

Commitments to make residential real estate and home equity loans are generally made for periods of sixty days or less. As of December 31, 2025, the fixed rate residential real estate and home equity commitments to make loans have interest rates ranging from 5.88% to 7.38% and maturities ranging from fifteen years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of December 31, 2025, the fixed rate commercial draw commitments have interest rates ranging from 3.25% to 7.88%.
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
The Corporation maintains an allowance for credit losses on unfunded commitments in accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The allowance is based on the same methodology as the Corporation's allowance for credit losses on loans and utilizes credit conversion factors to determine balance sheet equivalents. As of December 31, 2025 and 2024, the allowance for credit losses on unfunded commitments was $0.6 million and $0.8 million, respectively.
The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $19.0 million as of December 31, 2025 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. As of December 31, 2025, there were no outstanding amounts under its standby letters of credit.
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

(17)    PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting) (in thousands):

BALANCE SHEETS - DECEMBER 31	2025	2024
Assets:
Cash and cash equivalents	$6,826	$2,252
Investment in subsidiary - Chemung Canal Trust Company	287,571	209,709
Investment in subsidiary - CFS Group, Inc.	1,552	1,450
Equity investments, at fair value	189	180
Other assets	2,793	1,977
Total assets	$298,931	$215,568
Liabilities and shareholders' equity:
Subordinated debt, net	$44,028	$—
Other liabilities	194	259
Total liabilities	44,222	259
Shareholders' equity:
Total shareholders' equity	254,709	215,309
Total liabilities and shareholders' equity	$298,931	$215,568

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2025	2024
Dividends from subsidiary bank and non-bank	$6,325	$1,475
Interest and dividend income	8	35
Interest expense	2,003	—
Non-interest income	9	(24)
Non-interest expense	377	296
Income before impact of subsidiaries' undistributed earnings	3,962	1,190
Equity in undistributed earnings of Chemung Canal Trust Company	10,381	22,344
Equity in undistributed earnings of CFS Group, Inc.	102	32
Income before income tax	14,445	23,566
Income tax benefit	(659)	(105)
Net income	$15,104	$23,671

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2025	2024
Cash flows from operating activities:
Net Income	$15,104	$23,671
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(10,381)	(22,344)
Equity in undistributed earnings of CFS Group, Inc.	(102)	(32)
Change in dividend receivable	—	1,469
Amortization of deferred costs on subordinated debt	56	—
Change in other assets	(816)	(127)
Change in other liabilities	(65)	235
Net change in fair value of equity investments	(9)	24
Net cash provided by operating activities	3,787	2,896
Cash flow from investing activities:
Downstream of subordinated debt	(37,000)	—
Net cash provided by investing activities	(37,000)	—
Cash flow from financing activities:
Cash dividends paid	(6,325)	(7,365)
Proceeds from subordinated debt issuance, net	45,000	—
Payment of subordinated debt issuance costs	(1,028)	—
Purchase of treasury stock	(396)	(344)
Sale of treasury stock	536	430
Net cash used in financing activities	37,787	(7,279)
Increase (decrease) in cash and cash equivalents	4,574	(4,383)
Cash and cash equivalents at beginning of year	2,252	6,635
Cash and cash equivalents at end of year	$6,826	$2,252

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

Derivatives: The fair value of interest rate swaps is based on valuation models using observable market data as of the measurement date (Level 2 inputs). Derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair value of derivatives is determined using quantitative models utilizing multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counter-party's nonperformance risk in fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of any applicable credit enhancements, such as collateral postings. Although the Corporation has determined the majority of inputs used to value its derivatives are considered Level 2 inputs, credit valuation adjustments are based on credit default rate assumptions, which are considered Level 3 inputs. As of December 31, 2025, the Corporation evaluated the effect of credit valuation adjustments on the fair value of its derivative positions, and determined their impact was not significant; accordingly, the Corporation classifies the entirety of its derivative valuations within Level 2 of the hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement as of December 31, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$250,375	$—	$250,375	$—
Collateralized mortgage obligations	2,931	—	2,931	—
Obligations of states and political subdivisions	10,310	—	10,310	—
Corporate bonds and notes	16,982	—	12,620	4,362
Total available for sale securities	$280,598	$—	$276,236	$4,362

Equity Investments	$3,288	$3,288	$—	$—
Derivative assets	17,280	—	17,280	—

Financial Liabilities:
Derivative liabilities	$17,412	$—	$17,412	$—

		Fair Value Measurement as of December 31, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasury notes and bonds	$56,906	$56,906	$—	$—
Mortgage-backed securities, residential	365,934	—	365,934	—
Obligations of states and political subdivisions	35,505	—	35,505	—
Corporate bonds and notes	22,016	—	9,884	12,132
SBA loan pools	51,081	—	51,081	—
Total available for sale securities	$531,442	$56,906	$462,404	$12,132

Equity investments	$2,759	$2,759	$—	$—
Derivative assets	23,829	—	23,829	—

Financial Liabilities:
Derivative liabilities	$23,851	$—	$23,851	$—

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

There were no transfers between Level 1 and Level 2 of the hierarchy during the years ended December 31, 2025 and 2024.

During the year ended December 31, 2025, the Corporation transferred its investment in seven corporate subordinated debt issuances into Level 3 from Level 2, with a total fair value of $9.6 million as of the transfer date, due to the lack of available observable market data for the issuances or issuances of similar size and structure. Each of these transfers occurred during the three‑month period ended March 31, 2025. During the year ended December 31, 2025, the Corporation transferred its investment in 13 corporate subordinated debt issuances out of Level 3 and into Level 2, with a total fair value of $16.0 million as of the transfer date, including each of the seven issuances that were transferred into Level 3 earlier in the year, each occuring during the three months ended June 30, 2025. The transfers out of Level 3 were primarily due to improved availability of observable market data for the issuances or issuances of similar size and structure, attributable to increased issuance activity for subordinated debt and an improvement in general market liquidity.

During the year ended December 31, 2024, the Corporation transferred its investment in six corporate subordinated debt issuances into Level 3 from Level 2, with a total fair value of $5.9 million as of the transfer date, due to the lack of available observable market data for the specific issuances, all of which were transferred during the three months ended December 31, 2024. During the year ended December 31, 2024, the Corporation transferred its investment in one corporate subordinated debt issuance out of Level 3 and into Level 2, with a fair value of $1.9 million as of the transfer date, based on the availability of observable market data for the issuance, which was transferred during the three months ended June 30, 2024. This issuance was subsequently transferred back into Level 3 during the three months ended December 31, 2024.

The tables below present a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) and qualitative information regarding Level 3 significant unobservable inputs for the years ended December 31, 2025 and 2024.

Level 3 Financial Assets - Corporate Bonds	2025	2024
Balance of recurring Level 3 assets as of January 1	$12,132	$7,530
Total gains and losses for the period:
Included in other comprehensive income	1,631	420
Repayments, calls, and maturities	(3,000)	—
Transfers into Level 3	9,629	5,931
Transfers out of Level 3	(16,030)	(1,749)
Balance of recurring Level 3 assets as of December 31	$4,362	$12,132

December 31, 2025	Fair Value	Valuation Techniques	Unobservable Input	Range [Weighted Average] as of December 31, 2025
Corporate bonds and notes	$4,362	Discounted cash flow	Market discount rate	10.00% -10.00% [10.00%]

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of December 31, 2024
Corporate bonds and notes	$12,132	Discounted cash flow	Market discount rate	7.25% - 12.00% [10.82%]

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and 2024 are summarized below (in thousands):

		Fair Value Measurement as of December 31, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial mortgages:
Non-owner occupied commercial real estate	$945	$—	$—	$945
Total collateral-dependent loans	$945	$—	$—	$945

		Fair Value Measurement as of December 31, 2024 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial and industrial	$11	$—	$—	$11
Commercial mortgages:
Non-owner occupied commercial real estate	873	—	—	873
Total collateral-dependent loans	$884	$—	$—	$884
Other real estate owned:
Residential mortgages	$126	$—	$—	$126
Consumer loans:
Home equity lines and loans	285	—	—	285
Total other real estate owned, net	$411	$—	$—	$411
The fair value of other real estate owned is presented net of a $32 thousand valuation allowance as of December 31, 2024.

The following tables present quantitative information regarding Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and 2024 (in thousands):

Description	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2025
Collateral-dependent loans:
Commercial mortgages:
Non-owner occupied commercial real estate	$945	Income approach	Adjustment to appraised value	10.00% - 10.00% [10.00%]
Total collateral-dependent loans	$945

Description	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2024
Collateral-dependent loans:
Commercial and industrial	$11	Net present value	Discount rate	41.29% - 41.29% [41.29%]
Commercial mortgages:
Non-owner occupied commercial real estate	873	Income approach	Adjustment to appraised value	16.86% - 16.86% [16.86%]
Total collateral-dependent loans	$884

Other real estate owned:
Residential mortgages	$126	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Consumer loans:
Home equity lines and loans	285	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$411

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of other financial instruments, as of December 31, 2025 and December 31, 2024, are as follows (in thousands):

		Fair Value Measurements as of December 31, 2025 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value [1]
Cash and due from financial institutions	$22,772	$22,772	$—	$—	$22,772
Interest-bearing deposits in other financial institutions	27,325	27,325	—	—	27,325
Equity investments	3,765	3,765	—	—	3,765
Securities available for sale	280,598	—	276,236	4,362	280,598
Securities held to maturity	640	—	—	640	640
FHLBNY and FRBNY stock	9,466	—	—	—	N/A
Loans, net and loans held for sale	2,271,663	—	—	2,209,059	2,209,059
Derivative assets	17,280	—	17,280	—	17,280

Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,807,058	$1,807,058	$—	$—	$1,807,058
Time deposits	463,616	—	464,144	—	464,144
FHLBNY overnight advances	87,110	—	87,126	—	87,126
Subordinated debt, net of issuance costs	44,028	—	46,350	—	46,350
Derivative liabilities	17,412	—	17,412	—	17,412

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

(19)    REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under Basel III rules, the Bank must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios. Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of December 31, 2025, the Bank met all capital adequacy requirements to which it is subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The Corporation is no longer subject to Federal Reserve consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.
As of December 31, 2025, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since this notification that management believes have changed the Bank's or the Corporation's capital category.
The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below. During 2026, the Bank could, without prior approval, declare dividends of approximately $51.0 million plus any 2026 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following tables (in thousands):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$337,760	15.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$326,594	14.80%	$176,571	8.00%	$231,749	10.50%	$220,714	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$268,938	12.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$301,800	13.67%	$132,428	6.00%	$187,607	8.50%	$176,571	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$268,938	12.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$301,800	13.67%	$99,321	4.50%	$154,500	7.00%	$143,464	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$268,938	9.89%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$301,800	11.10%	$108,744	4.00%	N/A	N/A	$135,930	5.00%

	Actual		Minimum Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$280,778	13.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$275,179	13.09%	$168,137	8.00%	$220,680	10.50%	$210,172	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$258,550	12.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	12.04%	$126,103	6.00%	$178,646	8.50%	$168,137	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$258,550	12.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	12.04%	$94,577	4.50%	$147,120	7.00%	$136,612	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$258,550	9.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$252,950	8.98%	$112,639	4.00%	N/A	N/A	$140,799	5.00%

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance as of January 1, 2025	$(63,339)	$(1,726)	$(65,065)
Other comprehensive income (loss) before reclassification	41,773	454	42,227
Amounts reclassified from accumulated other comprehensive income (loss)	(13,237)	22	(13,215)
Net current period other comprehensive income (loss)	28,536	476	29,012
Balance as of December 31, 2025	$(34,803)	$(1,250)	$(36,053)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance as of January 1, 2024	$(62,800)	$(3,213)	$(66,013)
Other comprehensive income (loss) before reclassification	(539)	1,465	926
Amounts reclassified from accumulated other comprehensive income (loss)	—	22	22
Net current period other comprehensive income (loss)	(539)	1,487	948
Balance as of December 31, 2024	$(63,339)	$(1,726)	$(65,065)

The following is the reclassification out of accumulated other comprehensive income (loss) for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2025	2024
Unrealized gains and losses on securities available for sale:
Realized gains (losses) on securities available for sale	$(17,498)	$—	Net gains (losses) on securities transactions
Tax effect	4,261	—	Income tax benefit (expense)
Net of tax	(13,237)	—

Amortization of defined pension plan and other benefit plan items:
Actuarial losses (a)	30	30	Other components of net periodic pension and postretirement benefits
Tax effect	(8)	(8)	Income tax benefit (expense)
Net of tax	22	22
Total reclassification for the period, net of tax	$(13,215)	$22

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

Year ended December 31, 2025	Core Banking	WMG	Holding Company and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$132,833	$—	$10	$(8)	$132,835
Interest expense	43,683	—	2,003	(8)	45,678
Net interest income	89,150	—	(1,993)	—	87,157
Provision for credit losses	4,437	—	—	—	4,437
Net interest income after provision for credit losses	84,713	—	(1,993)	—	82,720
Non-interest income	(5,171)	11,945	1,185	(14)	7,945
Non-interest expense:
Compensation expense	31,949	6,124	931	—	39,004
Net occupancy expense	5,560	252	14	(14)	5,812
Furniture and equipment expense	1,601	76	25	—	1,702
Data processing & software expense	8,786	1,238	24	—	10,048
Other non-interest expense	13,164	577	422	—	14,163
Total non-interest expense	61,060	8,267	1,416	(14)	70,729
Income (loss) before income tax expense	18,482	3,678	(2,224)	—	19,936
Income tax expense (benefit)	4,634	820	(622)	—	4,832
Segment net income (loss)	$13,848	$2,858	$(1,602)	$—	$15,104

Supplemental Information:
Total assets as of December 31, 2025	$2,677,610	$2,933	$298,200	$(268,508)	$2,710,235
Capital expenditures	$1,392	$295	$—	$—	$1,687
Depreciation expense[1]	$1,837	$58	$—	$—	$1,895

1 Included in net occupancy and furniture and equipment expense in the table above.

Year ended December 31, 2024	Core Banking	WMG	Holding Company and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$127,534	$—	$36	$(6)	$127,564
Interest expense	53,511	—	—	(6)	53,505
Net interest income	74,023	—	36	—	74,059
Provision for credit losses	(46)	—	—		(46)
Net interest income after provision for credit losses	74,069	—	36	—	74,105
Non-interest income	10,633	11,573	1,030	(6)	23,230
Non-interest expense:
Compensation expense	29,131	5,672	828	—	35,631
Net occupancy expense	5,583	249	6	(6)	5,832
Furniture and equipment expense	1,542	94	23	—	1,659
Data processing & software expense	8,954	1,120	19	—	10,093
Other non-interest expense	13,080	546	409	—	14,035
Total non-interest income	58,290	7,681	1,285	(6)	67,250
Income (loss) before income tax expense	26,412	3,892	(219)	—	30,085
Income tax expense (benefit)	5,651	833	(70)	—	6,414
Segment net income (loss)	$20,761	$3,059	$(149)	$—	$23,671

Supplemental Information:
Total assets as of December 31, 2024	$2,746,344	$2,882	$215,366	$(188,445)	$2,776,147
Capital expenditures[1]	$3,626	$—	$—	$—	$3,626
Depreciation expense[2]	$1,797	$17	$—	$—	$1,814

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

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 13, 2026	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 13, 2026	By: /s/ Dale M. McKim, III
Dale M. McKim, III Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raimundo C. Archibold, Jr.	Director	March 13, 2026
Raimundo C. Archibold, Jr.

/s/ Ronald M. Bentley	Director	March 13, 2026
Ronald M. Bentley

/s/ David M. Buicko	Director	March 13, 2026
David M. Buicko

/s/ David J. Dalrymple	Director and Chairman of the Board of Directors	March 13, 2026
David J. Dalrymple

/s/ Robert H. Dalrymple	Director	March 13, 2026
Robert H. Dalrymple

/s/ Richard E. Forrestel, Jr.	Director	March 13, 2026
Richard E. Forrestel, Jr.

/s/ Denise V. Gonick	Director	March 13, 2026
Denise V. Gonick

/s/ Stephen M. Lounsberry, III	Director	March 13, 2026
Stephen M. Lounsberry, III

/s/ Joseph F. Meade, IV	Director	March 13, 2026
Joseph F. Meade, IV

/s/ Jeffrey B. Streeter	Director	March 13, 2026
Jeffrey B. Streeter
(Signatures, continued)

Signature	Title	Date

/s/ G. Thomas Tranter, Jr.	Director	March 13, 2026
G. Thomas Tranter, Jr.

/s/ Thomas R. Tyrrell	Director	March 13, 2026
Thomas R. Tyrrell

/s/ Anders M. Tomson	Chief Executive Officer and President	March 13, 2026
Anders M. Tomson

/s/ Dale M. McKim, III	Chief Financial Officer and Treasurer	March 13, 2026
Dale M. McKim, III

EXHIBIT INDEX

Exhibit	The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended August 17, 2022 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K and filed with the Commission on August 19, 2022).

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

4.3	Form of 7.75% Fixed-to-Floating Rate Subordinated Note due 2035 of Chemung Financial Corporation (incorporated as Exhibit 4.1 to Registrant's Form 8-K and filed with the Commission on June 10, 2025).
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

10.13
Change of Control Agreement dated June 1, 2023 between Chemung Canal Trust Company and Dale M. McKim, III, Executive Vice President, Chief Financial Officer and Treasurer, (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on June 2, 2023 and incorporated herein by reference).

10.14
Chemung Financial Corporation 2025 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Shareholders of Chemung Financial Corporation, filed under the Exchange Act on April 23, 2025).

10.15
Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-8 (333-288125) filed with the Commission on June 18, 2025 and incorporated herein by reference).

10.16
Form of Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-8 (333-288125) filed with the Commission on June 18, 2025 and incorporated herein by reference).

10.17
Form of Restricted Stock Award Agreement (filed as Exhibit 10.4 to Registrant's Registration Statement on Form S-8 (333-288125) filed with the Commission on June 18, 2025 and incorporated herein by reference).

10.18
Form of Subordinated Note Purchase Agreement, dated as of June 10, 2025, by and between Chemung Financial Corporation and the several Purchasers (incorporated as Exhibit 10.1 to Registrant's Form 8-K filed with the commission on June 10, 2025).

19	Policy Related to Insider Trading (as incorporated by reference to Exhibit 19 to Registrant's Form 10-K for the year ended December 31, 2024 and filed with the Commission on March 14, 2025).
21	Subsidiaries of the Registrant.*
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
97
Policy Relating to Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to Registrant's Annual Report on Form 10-K filed with the Commission on March 13, 2024 and incorporated herein by reference).

101.INS	Instance Document
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*
*	Filed herewith.