Form 10-Q
period 2026-03-31
CHEMUNG FINANCIAL CORP
filed 2026-05-07
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 4,819,820 shares of Common Stock, $0.01 par value, outstanding.

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
Abbreviations

ACL	Allowance for credit losses
AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
Board of Directors	Board of Directors of Chemung Financial Corporation
CAM	Common area maintenance charges
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit loss
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FHLBNY	Federal Home Loan Bank of New York
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
LGD	Loss given default
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NYSDFS	New York State Department of Financial Services
OPEB	Other postemployment benefits
OREO	Other real estate owned
PD	Probability of default
REIT	Real estate investment trust
ROAA	Return on average assets
ROAE	Return on average equity
RWA	Risk-weighted assets

SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
SOFR	Secured Overnight Financing Rate
WMG	Wealth Management Group

Terms

Allowance for credit losses	Contra asset account estimating the lifetime amount the Corporation anticipates will be unrecoverable from assets with credit risk in conformity with CECL requirements outlined in ASC 326.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel III
A comprehensive set of reform measures designed to improve the regulation, supervision, and risk management within the banking sector. The reforms require banks to maintain proper leverage ratios and meet certain capital requirements.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Canal Bank	Division of Chemung Canal Trust Company located in the “Western Region” of New York State, including Erie County.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State including the counties of Albany, Saratoga, and Schenectady.
CDARS	Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Common area maintenance (CAM)	Expenses associated with shared-space maintenance of leased premises.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations.
Executive Management Team	Senior leadership of Chemung Financial Corporation responsible for the Corporation's strategic direction and operations.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years and other loans receivable designated for sale by management.

Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
MasterCard	Payment card services vendor.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes, and Treasury bonds.
Obligations of U.S. Government sponsored enterprises	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
Other real estate owned (OREO)	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit	Represents total net revenue less non-interest expense, before income tax expense. The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 and provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities and investment company-related requirements.
Risk-Weighted Assets (RWA)	Risk-weighted assets, which is used to calculate regulatory capital ratios, consist of on- and off-balance sheet exposures that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet exposures such as lending-related commitments, guarantees, derivatives, and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets, including debt and equity instruments.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from financial institutions	$27,679	$22,772
Interest-earning deposits in other financial institutions	25,691	27,325
Total cash and cash equivalents	53,370	50,097

Equity investments, at estimated fair value	3,776	3,765
Securities available for sale, at estimated fair value (amortized cost of $322,169, at March 31, 2026 and $327,888 at December 31, 2025, net of allowance for credit losses of $0 at March 31, 2026 and December 31, 2025, respectively)	275,318	280,598
Securities held to maturity, at amortized cost (estimated fair value of $640 at March 31, 2026 and December 31, 2025, net of allowance for credit losses of $0 at March 31, 2026 and December 31, 2025)	640	640
FHLBNY and FRBNY stock, at cost	8,964	9,466

Loans, net of deferred loan fees	2,311,705	2,269,561
Allowance for credit losses	(24,890)	(24,209)
Loans, net	2,286,815	2,245,352

Loans held for sale	2,708	2,102
Premises and equipment, net	15,050	15,401
Operating lease right-of-use assets	5,485	4,755
Goodwill	21,824	21,824
Bank-owned life insurance	2,711	2,984
Interest rate swap assets	16,671	17,280
Accrued interest receivable and other assets	55,390	55,971

Total assets	$2,748,722	$2,710,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non interest-bearing	$641,039	$624,532
Interest-bearing	1,672,857	1,646,142
Total deposits	2,313,896	2,270,674

Overnight and short-term advances	75,710	87,110
Subordinated debt, net of issuance costs of $946 and $972, respectively	44,054	44,028
Long term finance lease obligation	3,356	3,444
Operating lease liabilities	5,679	4,937
Interest rate swap liabilities	16,798	17,412
Accrued interest payable and other liabilities	26,300	27,921
Total liabilities	2,485,793	2,455,526

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2026 and December 31, 2025	53	53
Additional paid-in capital	49,194	49,547
Retained earnings	264,044	256,484
Treasury stock, at cost; 491,250 shares at March 31, 2026 and 519,079 shares at December 31, 2025	(14,638)	(15,322)
Accumulated other comprehensive loss	(35,724)	(36,053)
Total shareholders' equity	262,929	254,709

Total liabilities and shareholders' equity	$2,748,722	$2,710,235
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Interest and dividend income:
Loans, including fees	$31,521	$28,099
Taxable securities	1,687	3,023
Tax exempt securities	74	251
Interest-earning deposits	303	325
Total interest and dividend income	33,585	31,698
Interest expense:
Deposits	8,539	11,156
Borrowed funds	1,462	725
Total interest expense	10,001	11,881
Net interest income	23,584	19,817
Provision for credit losses	601	1,092
Net interest income after provision for credit losses	22,983	18,725

Non-interest income:
WMG fee income	3,145	2,867
Service charges on deposit accounts	1,051	1,120
Interchange revenue from debit card transactions	1,014	1,037
Changes in fair value of equity investments	(71)	(47)
Net gains on sales of loans held for sale	21	40
Net gains (losses) on sales of other real estate owned	—	(11)
Income from bank-owned life insurance	7	8
Other	1,153	875
Total non-interest income	6,320	5,889

Non-interest expense:
Salaries and wages	7,600	7,209
Pension and other employee benefits	2,122	1,922
Other components of net periodic pension and postretirement benefits	(142)	(113)
Net occupancy	1,528	1,533
Furniture and equipment	409	373
Data processing	2,536	2,534
Professional services	691	638
Marketing and advertising	241	339
Other real estate owned	8	11
FDIC insurance	315	439
Loan expense	334	278
Other	1,820	1,764
Total non-interest expense	17,462	16,927
Income before income tax expense	11,841	7,687
Income tax expense	2,642	1,664
Net income	$9,199	$6,023

Weighted average shares outstanding	4,825	4,791
Basic and diluted earnings per share	$1.91	$1.26
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$9,199	$6,023
Other comprehensive income
Unrealized holding gains on securities available for sale	439	11,030
Tax effect	116	2,890
Net of tax amount	323	8,140

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of net actuarial loss	8	8
Tax effect	2	2
Net of tax amount	6	6

Total other comprehensive income	329	8,146

Comprehensive income	$9,528	$14,169

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2025	$53	$48,783	$247,705	$(16,167)	$(65,065)	$215,309

Net income	—	—	6,023	—	—	6,023
Other comprehensive income	—	—	—	—	8,146	8,146
Restricted stock awards	—	294	—	—	—	294
Restricted stock units for directors' deferred compensation plan	—	6	—	—	—	6
Distribution of 26,247 shares of treasury stock grants for employee restricted stock awards	—	(764)	—	764	—	—
Cash dividends declared ($0.32 per share)	—	—	(1,533)	—	—	(1,533)
Distribution of 7,625 shares of treasury stock for directors' compensation	—	(222)	—	222	—	—
Withholding of 1,806 shares of common stock (b)	—	—	—	(85)	—	(85)
Sale of 2,958 shares of treasury stock (a)	—	60	—	86	—	146
Balances at March 31, 2025	$53	$48,157	$252,195	$(15,180)	$(56,919)	$228,306

Balances at January 1, 2026	$53	$49,547	$256,484	$(15,322)	$(36,053)	$254,709

Net income	—	—	9,199	—	—	9,199
Other comprehensive income	—	—	—	—	329	329
Restricted stock awards	—	349	—	—	—	349
Restricted stock units for directors' deferred compensation plan	—	6	—	—	—	6
Distribution of 22,448 shares of treasury stock grants for employee restricted stock awards	—	(664)	—	664	—	—
Cash dividends declared ($0.34 per share)	—	—	(1,639)	—	—	(1,639)
Distribution of 7,775 shares of treasury stock for directors' compensation	—	(230)	—	230	—	—
Withholding of 3,111 shares of common stock (b)	—	—	—	(173)	—	(173)
Sale of 2,813 shares of treasury stock (a)	—	75	—	83	—	158
Forfeiture of 2,096 shares of restricted stock awards	—	111	—	(120)	—	(9)
Balances at March 31, 2026	$53	$49,194	$264,044	$(14,638)	$(35,724)	$262,929
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Withheld shares of common stock represent shares withheld to cover employee taxes on vesting shares.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2026	2025
Net income	$9,199	$6,023
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	211	194
Provision for credit losses	601	1,092
Losses on disposal of fixed assets, net	—	14
Depreciation and amortization of fixed assets	484	467
Amortization of premiums on securities, net	163	510
(Gains) on sales of loans held for sale, net	(21)	(40)
Proceeds from sales of loans held for sale	1,156	2,022
Loans originated and held for sale	(1,741)	(2,266)
Losses on sales of other real estate owned, net	—	11
Change in fair value of equity investments, net	71	47
Purchases of equity investments, net	(82)	(61)
Amortization of deferred costs on subordinated debt	26	—
Losses (gains) on interest rate swaps, net	(5)	61
Income from bank owned life insurance	(7)	(8)
Decrease (increase) in accrued interest receivable	(102)	242
Decrease (increase) in other assets	683	(709)
Increase (decrease) in accrued interest payable	589	(56)
(Decrease) in other liabilities	(2,334)	(470)
(Payments on) operating leases	(199)	(193)
Expense related to restricted stock units for directors' deferred compensation plan	6	6
Expense related to employee restricted stock awards	340	294
Net cash provided by operating activities	9,038	7,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales, maturities, calls, and principal paydowns on securities available for sale	5,556	13,635
Purchases of FHLBNY and FRBNY stock	(7,040)	(8,244)
Redemption of FHLBNY and FRBNY stock	7,542	9,321
Purchases of premises and equipment	(133)	(328)
Proceeds from sale of other real estate owned	—	158
Proceeds from bank owned life insurance	280	—
(Increase) in loans, net	(42,050)	(26,175)
Net cash (used in) investing activities	(35,845)	(11,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, interest-bearing demand, savings, and insured money market deposits	48,897	61,510
(Decrease) in time deposits	(5,675)	(24,997)
(Decrease) in FHLBNY overnight advances, net	(11,400)	(24,110)
(Payments on) finance leases	(88)	(78)
Purchase of treasury stock	(173)	(85)
Sale of treasury stock	158	146
Cash dividends paid	(1,639)	(1,533)
Net cash provided by financing activities	30,080	10,853
Increase in cash and cash equivalents, net	3,273	6,400
Cash and cash equivalents, beginning of period	50,097	47,035
Cash and cash equivalents, end of period	$53,370	$53,435
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2026	2025
Cash paid for:
Interest	$9,412	$11,937
Income taxes	123	443

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	1,895	—
Right-of-use assets obtained through operating lease liabilities	941	80
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The unaudited consolidated financial statements should be read in conjunction with the Corporation's 2025 Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Reclassifications
Amounts in the prior year financial statements are reclassified whenever necessary to conform to the current year's presentation.

Accounting Standards Pending Adoption
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

NOTE 2        EARNINGS PER COMMON SHARE

Basic earnings per share is calculated using the two-class method, which is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, excluding participating securities. All outstanding unvested share-based payment awards, including those related to directors' and employee stock awards, contain rights to non-forfeitable dividends and are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. There were no dilutive securities issuable or outstanding for the three month periods ended March 31, 2026 and 2025, respectively.

The calculation of basic earnings per share for the three month periods ended March 31, 2026 and 2025 is shown below (in thousands, except share and per share data):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$9,199	$6,023
(Less) allocation of earnings & dividends to participating securities	(117)	(75)
Net income available to common shareholders	$9,082	$5,948

Weighted average common shares outstanding	4,824,821	4,790,880
(Less) participating securities	(61,316)	(59,599)
Weighted average number of shares outstanding used in the calculation of basic earnings per share	4,763,505	4,731,281
Basic earnings per common share	$1.91	$1.26

NOTE 3        SECURITIES

The following tables present the amortized cost and estimated fair value of securities available for sale as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Mortgage-backed securities, residential	$290,415	$62	$44,795	$—	$245,682
Collateralized mortgage obligations	2,984	—	81	—	2,903
Obligations of states and political subdivisions	10,020	—	457	—	9,563
Corporate bonds and notes	18,750	—	1,580	—	17,170
Total	$322,169	$62	$46,913	$—	$275,318

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Mortgage-backed securities, residential	295,595	76	45,296	—	250,375
Collateralized mortgage obligations	2,990	—	59	—	2,931
Obligations of states and political subdivisions	10,553	—	243	—	10,310
Corporate bonds and notes	18,750	—	1,768	—	16,982
Total	$327,888	$76	$47,366	$—	$280,598

The following tables present the amortized cost and estimated fair value of securities held to maturity as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$640	$—	$—	$—	$640

	December 31, 2025
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$640	$—	$—	$—	$640

There were no proceeds from sales and calls of securities resulting in gains or losses for the three month periods ended March 31, 2026 and 2025.

The amortized cost and estimated fair value of debt securities are shown below by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2026
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$466	$463	$—	$—
After one, but within five years	2,573	2,375	160	160
After five, but within ten years	25,581	23,755	480	480
After ten years	150	140	—	—
	28,770	26,733	640	640
Mortgage-backed securities, residential	290,415	245,682	—	—
Collateralized mortgage obligations	2,984	2,903	—	—
Total	$322,169	$275,318	$640	$640

Securities pledged as of March 31, 2026 and December 31, 2025 had a carrying value of $209.0 million and $178.2 million respectively, and were pledged to secure public deposits.

The following tables summarize the investment securities available for sale with unrealized losses as of March 31, 2026 and December 31, 2025 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$—	$—	$240,646	$44,795	$240,646	$44,795
Collateralized mortgage obligations	2,903	81	—	—	2,903	81
Obligations of states and political subdivisions	2,537	68	7,026	389	9,563	457
Corporate bonds and notes	—	—	16,170	1,580	16,170	1,580
Total	$5,440	$149	$263,842	$46,764	$269,282	$46,913

	Less than 12 months		12 months or longer		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$—	$—	$245,329	$45,296	$245,329	$45,296
Collateralized mortgage obligations	2,931	59	—	—	2,931	59
Obligations of states and political subdivisions	—	—	9,845	243	9,845	243
Corporate bonds and notes	984	16	15,998	1,752	16,982	1,768
Total	$3,915	$75	$271,172	$47,291	$275,087	$47,366

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility in earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether potential credit losses exist. The following is a discussion of the credit quality characteristics of portfolio segments carrying material unrealized losses as of March 31, 2026.

Obligations of U.S. Governmental agencies and sponsored enterprises:
As of March 31, 2026, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Unrealized losses attributable to mortgage-backed securities were 95.5% of total unrealized losses on available for sale securities as of March 31, 2026. Declines in fair value were attributable to changes in interest rates, not credit quality. The Corporation does not have the intent, and is not likely to be required, to sell these securities prior to anticipated recovery. Due to affiliations with U.S. governmental agencies and or enterprises, the Corporation considers these obligations to carry zero loss estimates, and has not recorded an allowance for credit losses as of March 31, 2026.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Unrealized losses attributable to corporate bonds and notes were 3.4% of total unrealized losses on available for sale securities as of March 31, 2026. Management considers the credit quality of these investments on an individual basis. Management reviewed the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The decreases in fair value were attributable to changes in interest rates. Therefore, the Corporation considers the potential credit risk of these issuers to be immaterial, and has not recorded an allowance for credit losses as of March 31, 2026.

Equity Investments
The Corporation holds a non-qualified deferred compensation plan to allow a select group of management and employees the opportunity to defer all or a portion of their annual compensation, and treats assets held under this plan as equity investments. As of both March 31, 2026 and December 31, 2025, the fair value of investments held in relation to the deferred compensation plan was $3.2 million. The Corporation also held $0.6 million of marketable securities as equity investments as of both March 31, 2026 and December 31, 2025.

NOTE 4        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Commercial and industrial	$323,274	$324,185
Commercial real estate:
Construction	123,261	120,418
Owner occupied commercial real estate	177,648	178,620
Non-owner occupied commercial real estate	1,162,358	1,110,689
Residential mortgages	285,990	286,885
Consumer loans:
Home equity lines and loans	111,364	109,723
Indirect consumer loans	121,793	132,699
Direct consumer loans	6,017	6,342
Total loans, net of deferred loan fees and costs	2,311,705	2,269,561
Allowance for credit losses	(24,890)	(24,209)
Loans, net	$2,286,815	$2,245,352
The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit, and commitments to originate new loans generally follow the loan classifications in the table above.
Accrued interest receivable on loans totaled $9.0 million as of March 31, 2026 and $8.9 million as of December 31, 2025, and is included in the accrued interest receivable and other assets line item on the Corporation's Consolidated Balance Sheets, and is excluded from the amortized cost basis of loans and estimate of the allowance for credit losses, as presented in this Note. Deferred loan costs, net of deferred loan fees, included in the amortized cost basis of loans as presented in this Note, totaled $3.8 million as of March 31, 2026 and $4.1 million as of December 31, 2025.
As of March 31, 2026, loans held for sale included $2.3 million in commercial credit card balances and $0.4 million in residential mortgages. Loans held for sale are excluded from the amortized cost basis of loans, as presented in this Note.
The following tables present the activity in the allowance for credit losses by portfolio segment for the three month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2026	$4,524	$14,363	$2,788	$2,534	$24,209
Charge-offs	(1)	(310)	—	(427)	(738)
Recoveries	677	1	29	125	832
Net recoveries (charge-offs)	676	(309)	29	(302)	94
Provision (1)	(861)	1,589	(420)	279	587
Ending balance, March 31, 2026	$4,339	$15,643	$2,397	$2,511	$24,890

(1)Additional provision related to off-balance sheet exposure was $14 thousand for the three months ended March 31, 2026.

	Three Months Ended March 31, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2025	$4,520	$11,214	$2,259	$3,395	$21,388
Charge-offs	(5)	—	—	(393)	(398)
Recoveries	4	1	5	126	136
Net recoveries (charge-offs)	(1)	1	5	(267)	(262)
Provision (1)	634	874	209	(321)	1,396
Ending balance, March 31, 2025	$5,153	$12,089	$2,473	$2,807	$22,522

(1)Additional provision related to off-balance sheet exposure was a $304 thousand credit for the three months ended March 31, 2025.

The Corporation performs an annual update to the loss drivers used in modeling its estimate of the allowance for credit losses. Annual updates for the model were completed during the three month periods ended March 31, 2026 and 2025.

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

The following table presents the activity in the allowance for credit losses on unfunded commitments for the three month periods ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended
Allowance for credit losses on unfunded commitments	March 31, 2026	March 31, 2025
Beginning balance	$586	$842
Provision for credit losses on unfunded commitments	14	(304)
Ending balance	$600	$538

The following table presents the provision for credit losses on loans and unfunded commitments for the three month periods ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended
Provision for credit losses	March 31, 2026	March 31, 2025
Provision for credit losses on loans	$587	$1,396
Provision for credit losses on unfunded commitments	14	(304)
Total provision for credit losses	$601	$1,092

The following tables present the balance in the allowance for credit losses by portfolio segment, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$750	$1,236	$—	$—	$1,986
Collectively analyzed	3,589	14,407	2,397	2,511	22,904
Total ending allowance balance	$4,339	$15,643	$2,397	$2,511	$24,890

	December 31, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Totals
Ending allowance balance attributable to loans:
Individually analyzed	$641	$506	$—	$—	$1,147
Collectively analyzed	3,883	13,857	2,788	2,534	23,062
Total ending allowance balance	$4,524	$14,363	$2,788	$2,534	$24,209

The following tables present the amortized cost basis of loans by portfolio segment, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
Amortized cost basis of loans:	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$800	$2,711	$—	$317	$3,828
Collectively analyzed	322,474	1,460,556	285,990	238,857	2,307,877
Total ending loans balance	$323,274	$1,463,267	$285,990	$239,174	$2,311,705

	December 31, 2025
Amortized cost basis of loans:	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$693	$3,167	$—	$327	$4,187
Collectively analyzed	323,492	1,406,560	286,885	248,437	2,265,374
Total ending loans balance	$324,185	$1,409,727	$286,885	$248,764	$2,269,561

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

The following table summarizes the amortized cost basis of loans modified during the three month period ended March 31, 2026 (in thousands):

	Three Months Ended March 31, 2026
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial and industrial	$—	$—	$119	$—	$—	$119	0.04%
Total	$—	$—	$119	$—	$—	$119

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

There were no loan modifications to borrowers experiencing financial difficulty during three month period ended March 31, 2025.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during three month period ended March 31, 2026 (in thousands):

Three Months Ended March 31, 2026
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Commercial and industrial	$—	—%	36 months	0 months

There were no loans that experienced a payment default within twelve months of modification during the three month periods ended March 31, 2026 and 2025.

The Corporation had no outstanding commitments to lend additional amounts to borrowers for which modifications subject to ASU 2022-02 were made during the three month periods ended March 31, 2026 and 2025.

The Corporation monitors the performance of loans that have previously been modified under the guidance of ASU 2022-02 in order to gauge the effectiveness of modifications, and to determine the degree to which borrowers continue to demonstrate financial weakness following modification. The following tables present the performance of such loans that were modified in the twelve month periods preceding March 31, 2026 and March 31, 2025 (in thousands):

	Twelve Months Ended March 31, 2026
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$119	$119
Commercial real estate:
Non-owner occupied commercial real estate	—	—	—	4,342	4,342
Residential mortgages	—	—	—	160	160
Total	$—	$—	$—	$4,621	$4,621

	Twelve Months Ended March 31, 2025
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$367	$367
Commercial real estate:
Owner occupied commercial real estate	—	—	—	374	374
Residential mortgages	—	—		436	436
Total	$—	$—	$—	$1,177	$1,177

Collateral-Dependent Individually Analyzed Loans
As of March 31, 2026, the amortized cost basis of individually analyzed loans totaled $3.8 million, of which $1.0 million were considered collateral-dependent, and as of December 31, 2025, the amortized cost basis of individually analyzed loans totaled $4.2 million, of which $2.2 million were considered collateral-dependent. For collateral-dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.
Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage. The Corporation closely monitors trends in real estate values throughout its market area to determine whether collateral values, after appropriate discounting, are likely to be sufficient to extinguish existing borrower indebtedness.
The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral-dependent as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost Basis	Related Allowance	Amortized Cost Basis	Related Allowance
Commercial and industrial (3)	$49	$—	$50	$—
Commercial real estate:
Owner occupied commercial real estate (1)	153	1	629	4
Non-owner occupied commercial real estate (1) (2)	525	210	1,167	199
Consumer loans:
Home equity lines and loans (2)	317	—	327	—
Total	$1,044	$211	$2,173	$203

(1) Secured by commercial real estate.
(2) Secured by residential real estate.
(3) Secured by business assets.

The following table presents the amortized cost basis of nonaccrual loans without an associated allocation in the allowance for credit losses, total nonaccrual loans, and loans past due greater than 90 days and still accruing, by class of loan as of March 31, 2026 and December 31, 2025 (in thousands):

	Nonaccrual with No Allowance for Credit Losses		Nonaccrual		Loans Past Due 90 Days or More and Still Accruing
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Commercial and industrial	$128	$136	$879	$779	$4	$17
Commercial real estate:
Construction	—	—	—	—	—	—
Owner occupied commercial real estate	153	625	154	629	—	—
Non-owner occupied commercial real estate	22	23	2,559	2,538	—	—
Residential mortgages	1,647	1,753	1,647	1,753	—	—
Consumer loans:
Home equity lines and loans	966	1,005	966	1,005	—	—
Indirect consumer loans	1,339	1,117	1,339	1,117	—	—
Direct consumer loans	83	87	83	87	—	—
Total	$4,338	$4,746	$7,627	$7,908	$4	$17

There was an immaterial amount of interest income recognized on nonaccrual loans for the three month periods ended March 31, 2026 and 2025. Payments received on nonaccrual loans are generally applied to principal using the cost recovery method.

The following tables present the aging of the amortized cost basis of loans as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$1,945	$24	$8	$1,977	$321,297	$323,274
Commercial real estate:
Construction	—	—	—	—	123,261	123,261
Owner occupied commercial real estate	103	—	97	200	177,448	177,648
Non-owner occupied commercial real estate	378	—	525	903	1,161,455	1,162,358
Residential mortgages	1,923	38	644	2,605	283,385	285,990
Consumer loans:
Home equity lines and loans	823	30	322	1,175	110,189	111,364
Indirect consumer loans	1,676	339	721	2,736	119,057	121,793
Direct consumer loans	1	3	9	13	6,004	6,017
Total	$6,849	$434	$2,326	$9,609	$2,302,096	$2,311,705

	December 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$817	$55	$36	$908	$323,277	$324,185
Commercial real estate:
Construction	—	—	—	—	120,418	120,418
Owner occupied commercial real estate	105	—	96	201	178,419	178,620
Non-owner occupied commercial real estate	—	—	2,538	2,538	1,108,151	1,110,689
Residential mortgages	1,277	693	901	2,871	284,014	286,885
Consumer loans:
Home equity lines and loans	747	26	249	1,022	108,701	109,723
Indirect consumer loans	2,312	656	616	3,584	129,115	132,699
Direct consumer loans	23	16	5	44	6,298	6,342
Total	$5,281	$1,446	$4,441	$11,168	$2,258,393	$2,269,561

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

Based on the analyses performed as of March 31, 2026, the amortized cost basis of loans by class, risk category, and vintage, as well as gross charge-offs by class and vintage for the three month period ended March 31, 2026, were as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2026	2025	2024	2023	2022	Prior
Commercial & industrial
Pass	$8,829	$49,999	$20,079	$21,651	$24,551	$27,146	$135,058	$2,404	$289,717
Special mention	—	1,348	27	496	2,140	7,927	14,166	3,626	29,730
Substandard	—	—	299	8	—	44	2,634	64	3,049
Doubtful	—	—	—	—	—	558	145	75	778
Total	8,829	51,347	20,405	22,155	26,691	35,675	152,003	6,169	323,274
Gross charge-offs	—	—	—	—	—	1	—	—	1
Construction
Pass	13,764	48,967	25,866	29,422	273	2,469	1,703	—	122,464
Special mention	—	—	797	—	—	—	—	—	797
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	13,764	48,967	26,663	29,422	273	2,469	1,703	—	123,261
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner occupied commercial real estate
Pass	1,583	48,918	22,793	19,510	22,705	42,672	747	35	158,963
Special mention	—	—	—	2,116	1,632	10,177	2,996	—	16,921
Substandard	—	1,201	—	97	1	464	—	—	1,763
Doubtful	—	—	—	—	—	1	—	—	1
Total	1,583	50,119	22,793	21,723	24,338	53,314	3,743	35	177,648
Gross charge-offs	—	—	—	—	—	—	—	—	—
Non-owner occupied commercial real estate
Pass	50,071	161,184	102,731	101,040	254,611	399,355	8,784	716	1,078,492
Special mention	—	1,053	132	15,252	19,532	45,157	—	—	81,126
Substandard	—	2,034	—	—	—	203	—	—	2,237
Doubtful	—	—	—	503	—	—	—	—	503
Total	50,071	164,271	102,863	116,795	274,143	444,715	8,784	716	1,162,358
Gross charge-offs	—	—	—	310	—	—	—	—	310
Residential mortgages
Not rated	6,016	40,607	22,396	16,994	49,819	147,897	—	—	283,729
Special mention	—	—	—	—	—	427	—	—	427
Substandard	—	—	—	69	226	1,539	—	—	1,834
Total	6,016	40,607	22,396	17,063	50,045	149,863	—	—	285,990
Gross charge-offs	—	—	—	—	—	—	—	—	—
Home equity lines and loans
Not rated	1,564	7,633	10,755	8,332	10,649	13,468	56,396	1,551	110,348
Special mention	—	—	—	—	113	—	—	—	113
Substandard	—	—	65	20	153	168	110	387	903
Total	1,564	7,633	10,820	8,352	10,915	13,636	56,506	1,938	111,364
Gross charge-offs	—	—	—	—	—	—	—	—	—
Indirect consumer
Not rated	5,526	22,038	23,258	29,420	33,657	6,493	—	—	120,392
Substandard	—	178	481	354	309	79	—	—	1,401
Total	5,526	22,216	23,739	29,774	33,966	6,572	—	—	121,793
Gross charge-offs	—	14	179	112	73	24	—	—	402
Direct consumer
Not rated	483	1,390	1,150	586	347	179	1,859	4	5,998
Substandard	—	9	—	—	—	—	10	—	19
Total	483	1,399	1,150	586	347	179	1,869	4	6,017
Gross charge-offs	—	2	15	4	3	1	—	—	25

Total loans	$87,836	$386,559	$230,829	$245,870	$420,718	$706,423	$224,608	$8,862	$2,311,705

Total gross charge-offs	$—	$16	$194	$426	$76	$26	$—	$—	$738

Based on the analyses performed as of December 31, 2025, the amortized cost basis of loans by class, risk category, and vintage, as well as gross charge-offs by class and vintage for the year ended December 31, 2025, were as follows (in thousands):

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

Derivatives: The fair value of interest rate swaps is based on valuation models using observable market data as of the measurement date (Level 2 inputs). Derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair value of derivatives is determined using quantitative models utilizing multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counter-party's nonperformance risk in fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of any applicable credit enhancements, such as collateral postings. Although the Corporation has determined the majority of inputs used to value its derivatives are considered Level 2 inputs, credit valuation adjustments are based on credit default rate assumptions, which are considered Level 3 inputs. As of March 31, 2026, the Corporation evaluated the effect of credit valuation adjustments on the fair value of its derivative positions, and determined their impact was not significant; accordingly, the Corporation classifies the entirety of its derivative valuations within Level 2 of the hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement as of March 31, 2026 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$245,682	$—	$245,682	$—
Collateralized mortgage obligations	2,903	—	2,903	—
Obligations of states and political subdivisions	9,563	—	9,563	—
Corporate bonds and notes	17,170	—	12,622	4,548
Total available for sale securities	$275,318	$—	$270,770	$4,548

Equity investments, at fair value	$3,299	$3,299	$—	$—
Derivative assets	$16,671	$—	$16,671	$—

Financial Liabilities:
Derivative liabilities	$16,798	$—	$16,798	$—

		Fair Value Measurement as of December 31, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$250,375	$—	$250,375	$—
Collateralized mortgage obligations	2,931	—	2,931	—
Obligations of states and political subdivisions	10,310	—	10,310	—
Corporate bonds and notes	16,982	—	12,620	4,362
Total available for sale securities	$280,598	$—	$276,236	$4,362

Equity investments, at fair value	$3,288	$3,288	$—	$—
Derivative assets	$17,280	$—	$17,280	$—

Financial Liabilities:
Derivative liabilities	$17,412	$—	$17,412	$—

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
There were no transfers between Level 1 and Level 2 during the three month periods ended March 31, 2026 and 2025.
There were no transfers between Level 2 and Level 3 during the three month period ended March 31, 2026. During the three month period ended March 31, 2025, the Corporation transferred its investment in seven corporate subordinated debt issuances into Level 3 from Level 2 due to the lack of available market data for the issuances or issuances of similar size and structure. There was one corporate subordinated debt issuance previously classified using Level 3 inputs which was redeemed by the issuer prior to its initial call date due to merger-related regulatory requirements during the three month period ended March 31, 2025, totaling $1.0 million.
The following tables present a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three month periods ended March 31, 2026 and 2025, and qualitative information regarding Level 3 significant unobservable inputs as of March 31, 2026 and December 31, 2025 (in thousands):

	For the Three Months Ended
Level 3 Financial Assets - Corporate bonds and notes	March 31, 2026	March 31, 2025
Balance of recurring Level 3 assets as of beginning of period	$4,362	$12,132
Total gains or losses for the period:
Included in other comprehensive income	186	843
Repayments, calls, and maturities	—	(1,000)
Transfers into Level 3	—	9,884
Transfers out of Level 3	—	—
Balance of recurring Level 3 assets as of end of period	$4,548	$21,859

March 31, 2026	Fair Value	Valuation Technique	Unobservable Input	Range [Weighted Average] as of March 31, 2026
Corporate bonds and notes	$4,548	Discounted cash flow	Market discount rate	10.00% -10.00% [10.00%]

December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Range [Weighted Average] as of December 31, 2025
Corporate bonds and notes	$4,362	Discounted cash flow	Market discount rate	10.00% - 10.00% [10.00%]

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025 are summarized below (in thousands):

		Fair Value Measurement as of March 31, 2026 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial real estate:
Non-owner occupied commercial real estate	$294	$—	$—	$294

Other real estate owned:
Commercial real estate:
Non-owner occupied commercial real estate	$1,724	$—	$—	$1,724
Residential mortgages	171	—	—	171
Total other real estate owned, net	$1,895	$—	$—	$1,895

		Fair Value Measurement as of December 31, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial real estate:
Non-owner occupied commercial real estate	$945	$—	$—	$945

The following tables present quantitative information regarding Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

Description	Fair Value as of March 31, 2026	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of March 31, 2026
Collateral-dependent loans:
Commercial real estate:
Non-owner occupied commercial real estate	$294	Sales comparison	Adjustment to appraised value	10.00% - 10.00% [10.00%]

Other real estate owned:
Commercial real estate:
Non-owner occupied commercial real estate	$374	Sales comparison	Adjustment to appraised value	10.00% - 10.00% [10.00%]
Non-owner occupied commercial real estate	1,350	Income approach	Adjustment to appraised value	10.00% - 10.00% [10.00%]
Residential mortgages	171	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$1,895

Description	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of December 31, 2025
Collateral-dependent loans:
Commercial real estate:
Non-owner occupied commercial real estate	$945	Income approach	Adjustment to appraised value	10.00% - 10.00% [10.00%]

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments, as of March 31, 2026 and December 31, 2025, are as follows (in thousands):

	March 31, 2026
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$27,679	$27,679	$—	$—	$27,679
Interest-earning deposits in other financial institutions	25,691	25,691	—	—	25,691
Equity investments	3,776	3,776	—	—	3,776
Securities available for sale	275,318	—	270,770	4,548	275,318
Securities held to maturity	640	—	—	640	640
FHLBNY and FRBNY stock	8,964	—	—	—	N/A
Loans, net and loans held for sale	2,314,413	—	—	2,244,082	2,244,082
Derivative assets	16,671	—	16,671	—	16,671
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,855,955	$1,855,955	$—	$—	$1,855,955
Time deposits	457,941	—	458,485	—	458,485
FHLBNY advances	75,710	—	75,710	—	75,710
Subordinated debt, net of deferred issuance costs	44,054	—	46,746	—	46,746
Derivative liabilities	16,798	—	16,798	—	16,798

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	December 31, 2025
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$22,772	$22,772	$—	$—	$22,772
Interest-earning deposits in other financial institutions	27,325	27,325	—	—	27,325
Equity investments	3,765	3,765	—	—	3,765
Securities available for sale	280,598	—	276,236	4,362	280,598
Securities held to maturity	640	—	—	640	640
FHLBNY and FRBNY stock	9,466	—	—	—	N/A
Loans, net and loans held for sale	2,271,663	—	—	2,209,059	2,209,059
Derivative assets	17,280	—	17,280	—	17,280
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,807,058	$1,807,058	$—	$—	$1,807,058
Time deposits	463,616	—	464,144	—	464,144
FHLBNY overnight advances	87,110	—	87,126	—	87,126
Subordinated debt, net of issuance costs	44,028	—	46,350	—	46,350
Derivative liabilities	17,412	—	17,412	—	17,412

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 6        LEASES

Operating Leases

The Corporation leases certain properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of March 31, 2026, the weighted average remaining lease term was 5.76 years with a weighted average discount rate of 3.59%. Rent expense was $0.3 million for the three months ended March 31, 2026. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased properties as of March 31, 2026 and December 31, 2025 classified as operating leases consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$4,755	$5,446
Less: accumulated amortization	(211)	(771)
Add: new leases/lease modifications	941	80
Operating lease right-of-use-assets, net	$5,485	$4,755

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of March 31, 2026 (in thousands):

Year	Amount
2026	$871
2027	1,178
2028	1,051
2029	1,038
2030	913
2031 and thereafter	1,232
Total minimum lease payments	6,283
Less: amount representing interest	(604)
Present value of net minimum lease payments	$5,679

As of March 31, 2026, the Corporation had no operating leases that were signed but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2044. As of March 31, 2026, the weighted average remaining lease term of finance leases was 10.58 years with a weighted average discount rate of 4.10%. The Corporation has included these leases in premises and equipment as of March 31, 2026 and December 31, 2025 as follows (in thousands):

	March 31, 2026	December 31, 2025
Buildings	$6,507	$6,507
Less: accumulated amortization	(3,710)	(3,615)
Net book value	$2,797	$2,892

The following is a schedule by year of future minimum lease payments under finance leases, together with the present value of net minimum lease payments as of March 31, 2026 (in thousands):

Year	Amount
2026	$379
2027	505
2028	505
2029	511
2030	317
2031 and thereafter	2,119
Total minimum lease payments	4,336
Less: amount representing interest	(980)
Present value of net minimum lease payments	$3,356

As of March 31, 2026, the Corporation had one finance lease for a branch in West Seneca, New York that was signed, but had not yet commenced.

Related Party Transactions
The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $9 thousand per month. Rent and CAM related expenses paid to this Board member totaled $28 thousand for each of the three month periods ended March 31, 2026 and 2025, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the three month periods ended March 31, 2026 and 2025 were as follows (in thousands):

	2026	2025
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance March 31,	$21,824	$21,824

The Corporation had no aggregate amortization expense for the three month periods ended March 31, 2026 and 2025.

The amount of goodwill reflected in the Corporation's Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. Goodwill impairment testing is performed annually as of December 31 and no impairment charges were incurred as of the last test on December 31, 2025.

NOTE 8        COMMITMENTS AND CONTINGENCIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection are issued by the Corporation to manage clients' requests for funding and other needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used and off-balance sheet risk of credit loss exists up to the face amount of these instruments. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.
The following table presents the contractual amounts of financial instruments with off-balance sheet risk as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$9,405	$65,208	$12,410	$63,654
Unused lines of credit	$5,755	$412,429	$5,183	$404,939
Standby letters of credit	$—	$18,990	$—	$18,952
Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of March 31, 2026, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 5.88% to 7.38% and maturities ranging from five years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of March 31, 2026, the fixed rate commercial draw commitments have interest rates ranging from 4.00% to 7.88%.
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
The Corporation maintains an allowance for credit losses on unfunded commitments in accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The allowance represents expected future credit losses on financial instruments with off-balance sheet credit risk which are not unconditionally cancellable by the Corporation. As of both March 31, 2026 and December 31, 2025, the allowance for credit losses on unfunded commitments was $0.6 million.
In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of March 31, 2026, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity.

NOTE 9        BORROWED FUNDS

The following tables summarize the Corporation's borrowed funds outstanding as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Balance	Maturity	Rate
FHLBNY overnight advances	$15,710	April 1, 2026	3.89%
FHLBNY term advances:
Fixed rate advance	30,000	May 12, 2026	3.83%
Fixed rate advance	30,000	May 26, 2026	3.83%
Subordinated notes, net	44,054	June, 15, 2035	7.75%
Total borrowed funds	$119,764

	December 31, 2025
	Balance	Maturity	Rate
FHLBNY overnight advances	$87,110	January 2, 2026	3.96%
Subordinated notes, net	44,028	June, 15, 2035	7.75%
Total borrowed funds	$131,138
On June 10, 2025, the Corporation issued $45.0 million of 7.75% fixed-to-floating rate subordinated notes due June 15, 2035 in a private offering (the "Notes"). The Notes bear interest at a fixed rate of 7.75% per year, payable semi-annually, for the first five years. From June 15, 2030 to the June 15, 2035 maturity date, the interest rate will adjust to a floating rate equal to a benchmark rate which is expected to be the then-current three-month term SOFR plus 415 basis points, payable quarterly. If the then three-month term SOFR is below zero, the three-month term SOFR for the note will be deemed zero. The Notes constitute unsecured and subordinated obligations of the Corporation and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Subject to limited exceptions, the Corporation cannot redeem the Notes before the fifth anniversary of the issuance date. Proceeds, net of debt issuance costs of $1.0 million, were $44.0 million. The Corporation intends to use the net proceeds from the issuance and sale of the Notes for general corporate purposes and to support regulatory capital ratios for growth initiatives. The Notes qualify at the holding company level as Tier 2 capital under the capital guidelines of the Federal Reserve Board, when applicable. Interest expense for the three months ended March 31, 2026 was $0.9 million.
Collateral at the FHLBNY consisted of $258.8 million and $255.1 million of residential mortgage loans and home equity loans under a blanket lien arrangement as of March 31, 2026 and December 31, 2025, respectively. Based on this available collateral, the Corporation was eligible to borrow up to a total of $182.7 million as of March 31, 2026 at the FHLBNY with $107.0 million available as of March 31, 2026.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2026	$(34,803)	$(1,250)	$(36,053)
Other comprehensive income before reclassification	323	—	323
Amounts reclassified from accumulated other comprehensive income	—	6	6
Net current period other comprehensive income	323	6	329
Balance at March 31, 2026	$(34,480)	$(1,244)	$(35,724)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2025	$(63,339)	$(1,726)	$(65,065)
Other comprehensive income before reclassification	8,140	—	8,140
Amounts reclassified from accumulated other comprehensive income	—	6	6
Net current period other comprehensive income	8,140	6	8,146
Balance at March 31, 2025	$(55,199)	$(1,720)	$(56,919)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2026	2025
Amortization of defined pension plan and other benefit plan items:
Actuarial losses (a)	$8	$8	Other components of net periodic pension and postretirement benefits
Tax effect	(2)	(2)	Income tax expense (benefit)
Net of tax	6	6
Total reclassification for the period, net of tax	$6	$6

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

NOTE 11    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three month periods ended March 31, 2026 and 2025 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2026
Revenue by Operating Segment: Non-interest income	Core Banking (b)	WMG	Holding Company and CFS	Total
Service charges on deposit accounts
Overdraft fees	$679	$—	$—	$679
Other	372	—	—	372
Interchange revenue from debit card transactions	1,014	—	—	1,014
WMG fee income	—	3,145	—	3,145
CFS fee and commission income	—	—	477	477
Net gains on sales of loans(a)	21	—	—	21
Loan servicing fees(a)	39	—	—	39
Changes in fair value of equity investments(a)	(67)	—	(4)	(71)
Income from bank-owned life insurance(a)	7	—	—	7
Other(a)	637	—	—	637
Total non-interest income	$2,702	$3,145	$473	$6,320

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Three Months Ended March 31, 2025
Revenue by Operating Segment: Non-interest income	Core Banking (b)	WMG	Holding Company and CFS	Total
Service charges on deposit accounts
Overdraft fees	$731	$—	$—	$731
Other	389	—	—	389
Interchange revenue from debit card transactions	1,037	—	—	1,037
WMG fee income	—	2,867	—	2,867
CFS fee and commission income	—	—	223	223
Net gains (losses) on sales of OREO	(11)	—	—	(11)
Net gains on sales of loans(a)	40	—	—	40
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	(33)	—	(14)	(47)
Income from bank-owned life insurance(a)	8	—	—	8
Other(a)	616	—	—	616
Total non-interest income	$2,813	$2,867	$209	$5,889

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

Net Gains (Losses) on Sales of OREO: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Corporation finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Corporation adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

NOTE 12    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	378	391
Expected return on plan assets	(539)	(524)
Amortization of unrecognized transition obligation	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	—	—
Net periodic pension benefit	$(161)	$(133)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	10	11
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	3	3
Net periodic supplemental pension cost	$13	$14

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	1	1
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	5	5
Net periodic postretirement, medical and life cost	$6	$6

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

Accounting policies for the segments are the same as those described in Note 1 of the Corporation’s 2025 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2026. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following tables. Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.

The Holding Company and CFS columns below includes income and expenses related to insurance products, mutual funds, and brokerage services (in thousands).

	Three Months Ended March 31, 2026
	Core Banking	WMG	Holding Company and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$33,584	$—	$3	$(2)	$33,585
Interest expense	9,105	—	898	(2)	10,001
Net interest income	24,479	—	(895)	—	23,584
Provision for credit losses	601	—	—	—	601
Net interest income after provision for credit losses	23,878	—	(895)	—	22,983
Non-interest income	2,706	3,145	473	(4)	6,320
Non-interest expenses:
Compensation expense and benefits	7,854	1,410	316	—	9,580
Net occupancy expense	1,445	83	4	(4)	1,528
Furniture and equipment expense	393	14	2	—	409
Data processing & software expense	2,218	310	8	—	2,536
Other non-interest expenses	3,161	151	97	—	3,409
Total non-interest expense	15,071	1,968	427	(4)	17,462
Income before income tax expense (benefit)	11,513	1,177	(849)	—	11,841
Income tax expense (benefit)	2,609	266	(233)	—	2,642
Segment net income (loss)	$8,904	$911	$(616)	$—	$9,199
Supplemental Information:
Total assets as of March 31, 2026	$2,631,706	$3,045	$307,172	$(193,201)	$2,748,722
Capital expenditures	$111	$22	$—	$—	$133
Depreciation expense (1)	$471	$13	$—	$—	$484

(1) Included in net occupancy and furniture and equipment expense in the table above.

	Three Months Ended March 31, 2025
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$31,698	$—	$1	$(1)	$31,698
Interest expense	11,882	—	—	(1)	11,881
Net interest income	19,816	—	1	—	19,817
Provision for credit losses	1,092	—	—	—	1,092
Net interest income after provision for credit losses	18,724	—	1	—	18,725
Non-interest income	2,816	2,867	209	(3)	5,889
Non-interest expenses:
Compensation expense and benefits	7,349	1,413	256	—	9,018
Net occupancy expense	1,470	63	3	(3)	1,533
Furniture and equipment expense	351	19	3	—	373
Data processing & software expense	2,210	313	11	—	2,534
Other non-interest expenses	3,274	106	89	—	3,469
Total non-interest expense	14,654	1,914	362	(3)	16,927
Income before income tax expense (benefit)	6,886	953	(152)	—	7,687
Income tax expense (benefit)	1,505	208	(49)	—	1,664
Segment net income (loss)	$5,381	$745	$(103)	$—	$6,023
Supplemental Information:
Total assets as of March 31, 2025	$2,766,339	$3,005	$228,017	$(200,636)	$2,796,725
Capital expenditures	$328	$—	$—	$—	$328
Depreciation expense (1)	$452	$15	$—	$—	$467

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

During the three months ended March 31, 2026 and 2025, 30,223 and 33,872 shares, respectively, were re-issued from treasury to fund stock compensation. Effective for the 2024 fiscal year and thereafter, annual stock compensation is awarded the second month after the close of the fiscal year for the Corporation's employees and Chief Executive Officer. The expense related to these grants is recognized over a one year or a five year vesting period. Total expense related to stock compensation of $0.3 million was recognized during both the three month periods ended March 31, 2026 and 2025.

A summary of restricted stock activity for the three months ended March 31, 2026 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2026	55,200	$48.97
Granted	30,223	$58.70
Vested	(15,917)	$49.53
Forfeited or cancelled	(2,096)	$49.65
Nonvested at March 31, 2026	67,410	$53.18

As of March 31, 2026, there was $3.3 million of total unrecognized compensation cost related to nonvested shares granted under the Corporation's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.22 years. The total fair value of shares vested was $0.9 million and $0.6 million for the three month periods ended March 31, 2026 and 2025, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2025 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2026, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part I, Item 1A, Risk Factors, and on pages 19–29 of the Corporation’s 2025 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 68-70 of the Corporation's 2025 Form 10-K, and pages 67-70 of this Form 10-Q.

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

Information concerning these and other factors, including Risk Factors, can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2025 Annual Report on Form 10-K. These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Estimates
Critical accounting estimates include the areas where the Corporation has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with GAAP. As a result, the Corporation is required to make estimates, judgments, and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. Significant accounting policies followed by the Corporation are presented in Note 1 – Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, and in Note 1 – Summary of Significant Accounting Policies of this Form 10-Q.

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

As of March 31, 2026 and December 31, 2025, the allowance for credit losses totaled $24.9 million and $24.2 million, respectively. A significant portion of the allowance for credit losses is allocated to the commercial portfolio, to both commercial real estate and commercial and industrial loans. As of March 31, 2026 and December 31, 2025, the allowance for credit losses allocated to the total commercial portfolio was $20.0 million and $18.9 million, respectively, or 80.3% and 78.0% of the total allowance for credit losses on loans. For comparison, total commercial loans represented 77.3% and 76.4% of total loan balances as of March 31, 2026 and December 31, 2025, respectively. Given the concentration of the allowance for credit losses allocated to the commercial portfolio, and the significant judgments made by management to derive its estimates, management analyzes risks distinctive to commercial lending with a high degree of scrutiny.

Changes in the FOMC's median forecasted U.S. civilian unemployment rate and year over year change in U.S GDP could have a material impact on the model's estimation of the allowance. Currently, most pools utilize the FOMC's projections for unemployment as a loss driver, while the commercial and industrial, consumer, and other loans loan pools utilize the FOMC's projections for U.S. GDP growth as a loss driver. Segmentation and attributes of loan pools are defined in Note 1 – Summary of Significant Accounting Policies to the Audited Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy, and considering all currently available information. An immediate "shock" or increase of 100 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 50 basis points in the FOMC's projected rate of U.S. GDP growth would increase the model's total calculated allowance by $1.5 million, or 5.9%, to $26.3 million as of March 31, 2026, assuming qualitative adjustments were kept at current levels.

While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity analysis is based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgment of factors as of March 31, 2026, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.

Consolidated Financial Highlights
(in thousands, except per share data)	As of or for the Three Months Ended
	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
RESULTS OF OPERATIONS	2026	2025	2025	2025	2025
Interest and dividend income	$33,585	$34,219	$33,884	$33,034	$31,698
Interest expense	10,001	10,375	11,196	12,226	11,881
Net interest income	23,584	23,844	22,688	20,808	19,817
Provision for credit losses	601	1,136	1,064	1,145	1,092
Net interest income after provision for credit losses	22,983	22,708	21,624	19,663	18,725
Non-interest income (loss)	6,320	6,673	6,088	(10,705)	5,889
Non-interest expense	17,462	18,388	17,645	17,769	16,927
Income (loss) before income tax expense	11,841	10,993	10,067	(8,811)	7,687
Income tax expense (benefit)	2,642	3,252	2,275	(2,359)	1,664
Net income (loss)	$9,199	$7,741	$7,792	$(6,452)	$6,023
Basic and diluted earnings (loss) per share	$1.91	$1.61	$1.62	$(1.35)	$1.26
Average basic and diluted shares outstanding	4,825	4,811	4,811	4,808	4,791
PERFORMANCE RATIOS - Annualized
Return (loss) on average assets	1.36%	1.14%	1.15%	(0.92)%	0.88%
Return (loss) on average equity	14.25%	12.17%	12.89%	(11.29)%	10.96%
Return (loss) on average tangible equity (a)	15.54%	13.32%	14.18%	(12.48)%	12.15%
Efficiency ratio (unadjusted) (b)	58.39%	60.25%	61.32%	175.88%	65.85%
Efficiency ratio (adjusted) (a)	58.27%	60.12%	61.18%	65.69%	65.64%
Non-interest expense to average assets	2.59%	2.71%	2.61%	2.54%	2.47%
Loans to deposits	99.91%	99.95%	93.38%	86.37%	86.20%
AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.59%	5.69%	5.68%	5.61%	5.49%
Yield on investments	2.28%	2.40%	2.55%	2.27%	2.26%
Yield on interest-earning assets	5.13%	5.18%	5.15%	4.83%	4.72%
Cost of interest-bearing deposits	2.05%	2.18%	2.36%	2.45%	2.48%
Cost of borrowings	5.74%	7.42%	7.33%	4.90%	4.54%
Cost of interest-bearing liabilities	2.27%	2.34%	2.51%	2.57%	2.55%
Cost of funds	1.67%	1.72%	1.85%	1.94%	1.92%
Interest rate spread	2.86%	2.84%	2.64%	2.26%	2.17%
Net interest margin, fully taxable equivalent (a)	3.60%	3.61%	3.45%	3.05%	2.96%
CAPITAL
Total equity to total assets at end of period	9.57%	9.40%	9.10%	8.24%	8.16%
Tangible equity to tangible assets at end of period (a)	8.84%	8.66%	8.36%	7.53%	7.44%
Book value per share	$54.36	$52.97	$50.98	$48.85	$47.49
Tangible book value per share (a)	49.85	48.43	46.44	44.31	42.95
Period-end market value per share	53.82	55.80	52.52	48.47	47.57
Dividends declared per share	0.34	0.34	0.34	0.32	0.32
AVERAGE BALANCES
Loans and loans held for sale (c)	$2,292,239	$2,223,188	$2,171,673	$2,108,557	$2,077,739
Interest-earning assets	2,662,192	2,625,177	2,617,680	2,749,856	2,729,661
Total assets	2,733,232	2,691,963	2,684,273	2,802,226	2,784,414
Deposits	2,319,614	2,340,931	2,343,596	2,432,713	2,445,597
Total equity	261,823	252,325	239,836	229,161	222,802
Tangible equity (a)	239,999	230,501	218,012	207,337	200,978
ASSET QUALITY
Net charge-offs (recoveries)	$(94)	$532	$86	$992	$262
Non-performing loans (d)	7,627	7,908	7,762	8,237	9,881
Non-performing assets (e)	9,758	8,165	7,972	8,447	10,282
Allowance for credit losses	24,890	24,209	23,645	22,665	22,522
Annualized net charge-offs (recoveries) to average loans	(0.02)%	0.09%	0.02%	0.19%	0.05%
Non-performing loans to total loans	0.33%	0.35%	0.35%	0.39%	0.47%
Non-performing assets to total assets	0.36%	0.30%	0.30%	0.30%	0.37%
Allowance for credit losses to total loans	1.08%	1.07%	1.07%	1.06%	1.07%
Allowance for credit losses to non-performing loans	326.34%	306.13%	304.63%	275.16%	227.93%

(a) See the GAAP to Non-GAAP reconciliations.	(d) Includes nonaccrual loans only.
(b) Non-interest expense divided by total net interest income plus non-interest income.	(e) Includes non-performing loans, other real estate owned, and repossessions.
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

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2026 and 2025. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see pages 41-42 of this Form 10-Q and page 39 of the Corporation’s 2025 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Net interest income	$23,584	$19,817	$3,767	19.0%
Non-interest income	6,320	5,889	431	7.3%
Non-interest expense	17,462	16,927	535	3.2%
Pre-provision income	12,442	8,779	3,663	41.7%
Provision for credit losses	601	1,092	(491)	(45.0)%
Income tax expense	2,642	1,664	978	58.8%
Net income	$9,199	$6,023	$3,176	52.7%

Basic and diluted earnings per share	$1.91	$1.26	$0.65	51.6%

	Three Months Ended March 31,
Selected financial ratios:	2026	2025
Return on average assets (unadjusted) (a)	1.36%	0.88%
Return on average equity (unadjusted) (a)	14.25%	10.96%
Net interest margin, fully taxable equivalent (a)(b)	3.60%	2.96%
Efficiency ratio (unadjusted) (b)	58.39%	65.85%
Efficiency ratio (adjusted) (b)	58.27%	65.64%
Non-interest expense to average assets	2.59%	2.47%

(a) Annualized.
(b) See the GAAP to Non-GAAP reconciliations.

The Corporation reported net income for the first quarter of 2026 of $9.2 million, or $1.91 per share, compared to $6.0 million, or $1.26 per share, for the same period in the prior year. Return on average equity for the current quarter was 14.25%, compared to 10.96% for the same period in the prior year. The increase in net income for the three months ended March 31, 2026 was attributable to increases in net interest income and non-interest income, as well as a decrease in the provision for credit losses, offset by increases in non-interest expense and income tax expense.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Interest and dividend income	$33,585	$31,698	$1,887	6.0%
Interest expense	10,001	11,881	(1,880)	(15.8)%
Net interest income	$23,584	$19,817	$3,767	19.0%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the first quarter of 2026 increased $3.8 million, or 19.0%, to $23.6 million compared to the same period in the prior year, largely due to an increase of $3.4 million in interest income on loans and a decrease of $2.6 million in interest expense on deposits, partially offset by a decrease of $1.3 million on taxable securities and an increase of $0.7 million in interest expense of borrowed funds.

Interest income on loans, including fees, increased to $31.5 million for the three months ended March 31, 2026, from $28.1 million for the same period in the prior year. The increase was driven by a $214.5 million increase in average balances of total loans and a ten basis point increase in the average yield on total loans, each compared to the same period in the prior year. Growth in average loan balances was concentrated in commercial real estate loans, with additional increases in commercial and industrial loans and residential mortgage loans, partially offset by a decrease in consumer loans. Average balances of total commercial loans increased $233.0 million compared to the same period in the prior year, reflecting growth primarily in the Corporation’s Capital Bank division in the Albany market, as well as growth in the Canal Bank division in the Western New York market. Average balances of residential mortgage loans increased $10.7 million compared to the same period in the prior year, largely due to increased origination activity compared to the same period in the prior year and the retention of a higher proportion of originated loans for investment. Average balances of consumer loans decreased $29.2 million compared to the same period in the prior year, primarily due to a reduction in indirect auto loan balances, as the Corporation continued to prioritize other types of lending during 2025 and year to date in 2026.

The increase in the average yield on total loans was primarily due to a 45 basis point increase in the average yield on residential mortgage loans and, to a lesser extent, a three basis point increase in the average yield on commercial loans, each compared to the same period in the prior year. The increase in the average yield on residential mortgage loans was largely due to yields on residential mortgage loans originated during 2025 and year to date in 2026 generally being higher than the portfolio's overall average yield. The increase in the average yield on commercial loans was mainly due to strong origination volume during 2025, partially offset by lower interest rates on variable rate commercial loans resulting from declines in benchmark indices between the first quarters of 2025 and 2026.

Interest expense on deposits decreased to $8.5 million for the three months ended March 31, 2026, from $11.2 million for the same period in the prior year. The decrease was primarily due to a 43 basis point decline in the average cost of total interest‑bearing deposits and a $135.5 million decrease in average balances of total interest‑bearing deposits, including brokered deposits. The decline in the average cost of interest‑bearing deposits reflected decreases of 57 basis points in the average cost of customer time deposits and 19 basis points in the average cost of savings and money market deposits. In addition, the current period included lower average balances of higher‑cost brokered deposits, which declined $81.1 million compared to the prior year period. The decrease in the average cost of customer time deposits was largely due to the discontinuation of longer‑term, higher‑rate promotional offerings during the second half of 2025, in favor of shorter‑term offerings with rates that were reduced over time as market interest rates declined. This strategy also contributed to a $52.3 million decrease in average balances of customer time deposits compared to the same period in the prior year. Customer time deposits represented 19.9% of total average deposits during the first quarter of 2026, compared to 21.1% during the same period in the prior year. The decrease in the average cost of savings and money market deposits was mostly due to targeted reductions in tiered interest rates implemented during the fourth quarter of 2025 and the first quarter of 2026 in response to declining market interest rates.

Interest income on taxable securities decreased to $1.7 million for the three months ended March 31, 2026, from $3.0 million for the same period in the prior year. The decrease was largely due to a $257.5 million decrease in average balances of taxable securities, attributable to sales of available for sale securities during the second quarter of 2025 as part of the Corporation’s balance sheet repositioning efforts, as well as normal paydowns and maturities totaling $35.9 million between the first quarters of 2025 and 2026. The average yield on taxable securities was comparable to the same period in the prior year, decreasing by one basis point.

Interest expense on borrowed funds increased to $1.5 million for the three months ended March 31, 2026, from $0.7 million for the same period in the prior year. The increase was mainly due to a $38.6 million increase in average balances of total borrowed funds and a 120 basis point increase in the average cost of borrowed funds. These changes were largely the result of the issuance of subordinated debt in the second quarter of 2025, which increased average balances of borrowed funds by $44.0 million. Average balances of other borrowed funds, including FHLBNY overnight and term advances, decreased $5.4 million compared to the same period in the prior year. Partially offsetting the increase in the average cost of total borrowings were decreases of 72 basis points and 68 basis points in the average cost of FHLBNY overnight advances and term advances and other debt, respectively, reflecting the declining interest rate environment during the second half of 2025.

Fully taxable equivalent net interest margin was 3.60% for the three months ended March 31, 2026, compared to 2.96% for the same period in the prior year. Average interest-earning assets decreased $67.5 million for the three months ended March 31, 2026, while average interest-bearing liabilities decreased $96.9 million, each compared to the same period in the prior year. The decreases of the average interest-earning assets and average interest-bearing liabilities was mostly due to the effects of the Corporation's balance sheet repositioning efforts during 2025. The average yield on interest-earning assets increased 41 basis points to 5.13%, while the average cost of interest-bearing liabilities decreased 28 basis points to 2.27%, for the three months ended March 31, 2026, compared to the same period in the prior year. Total cost of funds was 1.67% for the three months ended March 31, 2026, compared to 1.92% for the same period in the prior year, a decrease of 25 basis points.

Average Consolidated Balance Sheets and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three months ended March 31, 2026 and 2025. For the purpose of the table below, nonaccrual loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
($ in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,761,997	$25,110	5.78%	$1,529,028	$21,696	5.75%
Residential mortgage loans	286,210	3,125	4.43%	275,524	2,701	3.98%
Consumer loans	244,032	3,334	5.54%	273,187	3,751	5.57%
Taxable securities	327,163	1,690	2.09%	584,614	3,026	2.10%
Tax-exempt securities	10,925	85	3.16%	37,758	279	3.00%
Interest-earning deposits	31,865	303	3.86%	29,550	325	4.46%
Total interest-earning assets	2,662,192	33,647	5.13%	2,729,661	31,778	4.72%

Non interest-earning assets:
Cash and due from banks	26,244			26,055
Other assets	69,391			50,256
Allowance for credit losses	(24,595)			(21,558)
Total assets	$2,733,232			$2,784,414

Interest-bearing liabilities:
Interest-bearing demand deposits	$332,718	$1,180	1.44%	$336,162	$1,303	1.57%
Savings and insured money market deposits	860,382	3,487	1.64%	858,937	3,866	1.83%
Time deposits	462,536	3,577	3.14%	514,884	4,704	3.71%
Brokered deposits	31,725	295	3.77%	112,840	1,283	4.61%
FHLBNY overnight advances	26,244	252	3.89%	20,781	236	4.61%
Term advances and other debt	33,054	312	3.83%	43,950	489	4.51%
Subordinated debt	44,038	898	8.27%	—	—	N/A
Total interest-bearing liabilities	1,790,697	10,001	2.27%	1,887,554	11,881	2.55%

Non interest-bearing liabilities:
Demand deposits	632,253			622,774
Other liabilities	48,459			51,284
Total liabilities	2,471,409			2,561,612
Shareholders' equity	261,823			222,802
Total liabilities and shareholders’ equity	$2,733,232			$2,784,414
Fully taxable equivalent net interest income		23,646			19,897
Net interest rate spread (1)			2.86%			2.17%
Net interest margin, fully taxable equivalent (2)			3.60%			2.96%
Taxable equivalent adjustment		(62)			(80)
Net interest income		$23,584			$19,817

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The table below illustrates the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three months ended March 31, 2026 and 2025. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include nonaccrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended March 31, 2026 vs. 2025
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$3,414	$3,301	$113
Residential mortgage loans	424	108	316
Consumer loans	(417)	(397)	(20)
Taxable investment securities	(1,336)	(1,322)	(14)
Tax-exempt investment securities	(194)	(208)	14
Interest-earning deposits	(22)	24	(46)
Total interest and dividend income, fully taxable equivalent	1,869	1,506	363

Interest expense on:
Interest-bearing demand deposits	(123)	(13)	(110)
Savings and insured money market deposits	(379)	7	(386)
Time deposits	(1,127)	(449)	(678)
Brokered deposits	(988)	(788)	(200)
FHLBNY overnight advances	16	56	(40)
Term advances and other debt	(177)	(110)	(67)
Subordinated debt	898	898	—
Total interest expense	(1,880)	(399)	(1,481)
Net interest income, fully taxable equivalent	$3,749	$1,905	$1,844

Provision for credit losses
Management has established and maintains a methodology for determining and adjusting its allowance for credit losses based on a combination of quantitative and qualitative analysis, and changes in the required allowance are recorded through income as a provision. The quantitative portion of the model is significantly influenced by changes in projected economic conditions, as well as changes in the composition of the numerous loan portfolio segments. Qualitative adjustments reflect the degree to which management anticipates future outcomes may differ from those projected by the quantitative model.
The provision for credit losses decreased to $0.6 million for the three months ended March 31, 2026, from $1.1 million for the same period in the prior year. The decrease was primarily due to a $0.7 million recovery on a previously charged‑off commercial loan during the current period, resulting in net recoveries of $0.1 million for the three months ended March 31, 2026, compared to net charge-offs of $0.3 million for the same period in the prior year, a decrease of $0.4 million. Also contributing to the decrease in the provision was the impact of the annual update and recalibration of loss drivers utilized in the Corporation’s CECL model, which is performed during the first quarter of each year. The 2026 update resulted in lower modeled baseline loss rates compared to the prior year update, which had resulted in higher modeled baseline loss rates. Partially offsetting the overall decrease was $1.2 million in specific reserves established on two commercial loans, an increase in qualitative adjustments applied to the current period model, and higher loan growth relative to the same period in the prior year.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2026	2025	Change	% Change
WMG fee income	$3,145	$2,867	$278	9.7%
Service charges on deposit accounts	1,051	1,120	(69)	(6.2)%
Interchange revenue from debit card transactions	1,014	1,037	(23)	(2.2)%
Changes in fair value of equity investments	(71)	(47)	(24)	(51.1)%
Net gains on sales of loans held for sale	21	40	(19)	(47.5)%
Net (losses) on sales of other real estate owned	—	(11)	11	N/M
Income from bank owned life insurance	7	8	(1)	(12.5)%
CFS fee and commission income	477	223	254	113.9%
Other	676	652	24	3.7%
Total non-interest income	$6,320	$5,889	$431	7.3%

Total non-interest income for the three months ended March 31, 2026 increased $0.4 million compared to the same period in the prior year, largely due to increases of $0.3 million each in wealth management group fee income and CFS fee and commission income, partially offset by a decrease of $0.1 million in service charges on deposit accounts.

Wealth Management Group Fee Income
The increase in wealth management group fee income was primarily due to an increase in total assets under management in the current period, compared to the same period in the prior year, mainly due to improvements in financial markets during the last three quarters of 2025.

CFS Fee and Commission Income
The increase in CFS fee and commission income was largely due to the recognition of additional income in the current period from a broker-dealer as a result of changes in contractual arrangements.

Service Charges on Deposit Accounts
The decrease in service charges on deposit accounts was mainly due to a decrease in non-sufficient fund (NSF) fees in the current period, compared to the same period in the prior year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Compensation expense:
Salaries and wages	$7,600	$7,209	$391	5.4%
Pension and other employee benefits	2,122	1,922	200	10.4%
Other components of net periodic pension and postretirement benefits	(142)	(113)	(29)	(25.7)%
Total compensation expense	9,580	9,018	562	6.2%

Non-compensation expense:
Net occupancy	1,528	1,533	(5)	(0.3)%
Furniture and equipment	409	373	36	9.7%
Data processing	2,536	2,534	2	0.1%
Professional services	691	638	53	8.3%
Marketing and advertising	241	339	(98)	(28.9)%
Other real estate owned expenses	8	11	(3)	N/M
FDIC insurance	315	439	(124)	(28.2)%
Loan expenses	334	278	56	20.1%
Other	1,820	1,764	56	3.2%
Total non-compensation expense	7,882	7,909	(27)	(0.3)%
Total non-interest expense	$17,462	$16,927	$535	3.2%

Total non-interest expense for the three months ended March 31, 2026 increased $0.5 million compared to the same period in the prior year. The increase was due to an increase in total compensation expense, while non-compensation expense was in-line with the same period in the prior year. For the three months ended March 31, 2026 and 2025, non-interest expense to average assets was 2.59% and 2.47%, respectively.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, was largely due to increases in salaries and wages, and pension and other employee benefits. Salaries and wages increased largely due to an increase in expenses relating to annual incentives as well as merit-based increases in salaries. Pension and other employee benefits increased primarily due to an increase in employee healthcare-based expenses.

Non-compensation expense
Non-compensation expense was comparable to the same period in the prior year. Most significant were the decreases in FDIC insurance and marketing and advertising, which were mostly offset by increases in other non-interest expense, loan expenses, and professional services. FDIC insurance decreased primarily due to favorable changes in metrics used to determine assessment rates. Marketing and advertising expense decreased largely due to higher digital and television advertising in the first quarter of 2025 due to promotional product offerings during that period, which did not occur in the current year period. Other non-interest expense increased due to increases across expense categories. Loan expense and professional services each increased due to increases in legal fees compared to the same period in the prior year.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Income before income tax expense	$11,841	$7,687	$4,154	54.0%
Income tax expense	$2,642	$1,664	$978	58.8%
Effective tax rate	22.3%	21.6%

Income tax expense for the three month periods ended March 31, 2026 and 2025 was $2.6 million and $1.7 million, respectively. The increase in income tax expense was primarily due to an increase of $4.2 million in income before income tax expense, compared to the same period in the prior year. The effective income tax rate increased from 21.6% for the three months ended March 31, 2025 to 22.3% for the three months ended March 31, 2026.

Financial Condition

The following table presents selected financial information as of the dates indicated, and the dollar and percent change (dollars in thousands):

ASSETS	March 31, 2026	December 31, 2025	Change	% Change
Total cash and cash equivalents	$53,370	$50,097	$3,273	6.5%
Total investment securities, FHLBNY and FRBNY stock	288,698	294,469	(5,771)	(2.0)%

Loans, net of deferred loan fees	2,311,705	2,269,561	42,144	1.9%
Allowance for credit losses	(24,890)	(24,209)	681	2.8%
Loans, net	2,286,815	2,245,352	41,463	1.8%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	98,015	98,493	(478)	(0.5)%
Total assets	$2,748,722	$2,710,235	$38,487	1.4%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,313,896	$2,270,674	$43,222	1.9%
Advances and other debt	79,066	90,554	(11,488)	(12.7)%
Subordinated debt	44,054	44,028	26	0.1%
Other liabilities	48,777	50,270	(1,493)	(3.0)%
Total liabilities	2,485,793	2,455,526	30,267	1.2%

Total shareholders’ equity	262,929	254,709	8,220	3.2%
Total liabilities and shareholders’ equity	$2,748,722	$2,710,235	$38,487	1.4%

Cash and Cash Equivalents
The increase in cash and cash equivalents was largely due to an increase in total deposits, paydowns and maturities of investment securities, and cash flow provided by operating activities, primarily offset by an increase in total loans and a decrease in advances and other debt.

Investment Securities
The decrease in total investment securities was mostly due to year to date net paydowns and maturities on available for sale securities, totaling $5.6 million. The market value of available for sale securities was relatively consistent compared to the prior year end. Also contributing to the decrease in total investment securities was a decrease of $0.5 million in FHLBNY and FRBNY stock, at cost, primarily due to a decrease in total borrowings through the FHLBNY as of March 31, 2026, compared to the prior year end.

Loans, net
The increase in loans, net of deferred loan fees, was primarily due to an increase in non-owner occupied commercial real estate loans of $51.7 million, as well as increases of $2.8 million and $1.6 million in construction loans and home equity lines and loans, respectively, partially offset by a decrease of $10.9 million in indirect consumer loans.

Allowance for Credit Losses
The increase in the allowance for credit losses was mainly due to specific reserve allocations of $1.2 million made on two commercial loans in the current quarter, as well as an increase in qualitative adjustments applied to the Corporation's CECL model and year to date loan growth. Partially offsetting this increase was the impact of the annual review and update to loss drivers used in the CECL model, which is implemented in the first quarter of each year, resulting in a net decrease in baseline loss rates in the current quarter.

Other Assets
The decrease in other assets was mostly due to a decrease in interest rate swap assets resulting from a decrease in the fair value of interest rate swaps, and a decrease in premises and equipment, largely due to normal depreciation of fixed assets. The decrease was partially offset by an increase in loans held for sale, due to an increase in residential mortgages originated for sale but not yet sold to Freddie Mac or FHLBNY.

Deposits
The increase in deposits was due to increases in both non interest-bearing deposits and interest-bearing deposits. The increase in total deposits was partially due to seasonal inflows of municipal deposits, which increased toward the end of the first quarter due to tax collections. Non interest-bearing deposits also benefited from targeted promotional activity, including enhanced debit card reward program incentives at account opening, introduced in the first quarter of 2026. Interest-bearing deposits also benefited from the introduction of new product offerings, including a new escrow platform.

Advances and Other Debt
The decrease in advances and other debt was mostly due to an increase in total deposits compared to the prior year end, partially due to seasonal inflows of municipal deposits. Total FHLBNY overnight advances decreased $71.4 million while FHLBNY term advances increased $60.0 million, and was comprised of multiple two-month advances which mature in the second quarter of 2026. Also included in advances and other debt were finance lease liabilities, which decreased $0.1 million compared to the prior year end.

Subordinated Debt
Subordinated debt, net of deferred issuance costs, was in-line with the prior year end. In June of the prior year, the Corporation issued $45.0 million in 7.75% fixed-to-floating rate notes in a private offering, due June 2035, net of $1.0 million in deferred issuance costs associated with the offering.

Other Liabilities
The decrease in other liabilities was primarily due to a net decrease in total accrued expenses and interest rate swap liabilities, partially offset by increases in accrued interest payable and operating lease liabilities. Interest rate swap liabilities decreased mainly due to a decrease in the fair value of interest rate swaps. The increase in operating lease liabilities was largely due to the Corporation's lease of office space in Buffalo, New York to operate as a representative office for Canal Bank operations.

Shareholders’ Equity
The increase in shareholders' equity was mainly due to an increase of $7.6 million in retained earnings and a decrease of $0.3 million in accumulated other comprehensive loss. The increase in retained earnings was primarily due to net income of $9.2 million for the three months ended March 31, 2026, partially offset by dividends declared of $1.6 million during the three months ended March 31, 2026. The decrease in accumulated other comprehensive loss was due to an increase in the fair value of available for sale securities.

Assets under management or administration
The market value of total assets under management or administration in the Wealth Management Group was $2.338 billion as of March 31, 2026, including $329.7 million of assets held under management or administration for the Corporation, consistent with $2.338 billion as of December 31, 2025, including $301.8 million of assets held under management or administration for the Corporation. Excluding assets under management or administration for the Corporation, the total market value of Wealth Management Group assets decreased $27.9 million, or 1.6%, primarily due to declines in financial markets during the first quarter of 2026.

Securities

The available for sale segment of the securities portfolio totaled $275.3 million as of March 31, 2026, a decrease of $5.3 million, or 1.9%, from $280.6 million as of December 31, 2025. Securities available for sale decreased primarily due to net paydowns and maturities. Year to date net paydowns and maturities on available for sale securities totaled $5.6 million, largely on mortgage-backed securities totaling $5.0 million and municipal securities maturities of $0.5 million. Partially offsetting the overall decrease in the available for sale securities portfolio was an increase of $0.4 million in the fair value of securities compared to December 31, 2025. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $0.6 million as of both March 31, 2026 and December 31, 2025.

Non-marketable equity securities as of March 31, 2026 and December 31, 2025 include shares of FRBNY stock and FHLBNY stock, carried at their cost. FRBNY stock and FHLBNY stock were $3.1 million and $5.9 million respectively as of March 31, 2026, and $3.0 million and $6.4 million respectively as of December 31, 2025. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

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

Loans

The table below presents the Corporation’s loan composition by segment as of the dates indicated, and the dollar and percent change from December 31, 2025 to March 31, 2026 (dollars in thousands):

LOAN PORTFOLIO COMPOSITION
	March 31, 2026	% of Total Loans	December 31, 2025	% of Total Loans	Change	% Change
Commercial and industrial	$323,274	14.0%	$324,185	14.3%	$(911)	(0.3)%
Commercial real estate:
Construction	123,261	5.3%	120,418	5.3%	2,843	2.4%
Owner occupied commercial real estate	177,648	7.7%	178,620	7.9%	(972)	(0.5)%
Non-owner occupied commercial real estate	1,162,358	50.3%	1,110,689	48.9%	51,669	4.7%
Residential mortgages	285,990	12.4%	286,885	12.6%	(895)	(0.3)%
Consumer loans:
Home equity lines and loans	111,364	4.7%	109,723	4.9%	1,641	1.5%
Indirect consumer loans	121,793	5.3%	132,699	5.8%	(10,906)	(8.2)%
Direct consumer loans	6,017	0.3%	6,342	0.3%	(325)	(5.1)%
Total	$2,311,705	100.0%	$2,269,561	100.0%	$42,144	1.9%

Portfolio loans totaled $2.312 billion as of March 31, 2026, an increase of $42.1 million, or 1.9%, from $2.270 billion as of December 31, 2025. The increase in loans was due to an increase of $53.5 million in commercial real estate loans, partially offset by decreases of $9.6 million in consumer loans, $0.9 million in commercial and industrial loans and $0.9 million in residential mortgages.

Commercial lending continues to be a primary driver of asset growth for the Corporation, and demand remains strong across the Corporation's footprint, particularly for commercial real estate in the Canal Bank division in the Western New York market and Capital Bank division in the Albany market. Commercial real estate loans in the Canal Bank and Capital Bank divisions increased $33.3 million and $27.7 million, respectively, compared to December 31, 2025. Commercial and industrial loans were relatively stable as of March 31, 2026, compared to December 31, 2025, with modest increases in the Chemung Canal division being offset by modest declines in the Capital Bank and Canal Bank divisions.

Total consumer loans decreased largely due to a decrease of $10.9 million, or 8.2%, in indirect consumer loans and was partially offset by an increase of $1.6 million in home equity lines and loans. The decrease in indirect consumer loans was mainly due to continued prioritization of other types of lending, resulting in total paydowns exceeding originations year to date during 2026, as well as the relatively fast turnover rate in the portfolio. The increase in home equity lines and loans was mainly due to advances on home equity lines of credit originated as part of promotional efforts during the prior year, which included offering a below-market introductory interest rate. Residential mortgage loans decreased largely due to overall origination volumes remaining below typical historic levels, due to the elevated interest rate environment. During the three months ended March 31, 2026, the Corporation originated $11.1 million in residential mortgages, including $1.5 million originated to be sold in the secondary market to Freddie Mac and FHLBNY. Total balances of residential mortgage originations increased $1.7 million, or 15.2%, compared to the same period in the prior year

The table below presents the Corporation’s outstanding loan balances by Bank division (in thousands):

LOANS BY DIVISION
	March 31, 2026	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
Chemung Canal Trust Company	$599,372	$616,621	$626,903	$665,701	$651,516
Capital Bank Division	1,442,635	1,417,834	1,302,593	1,206,561	1,098,104
Canal Bank Division	269,698	235,106	141,923	100,402	79,828
Total loans	$2,311,705	$2,269,561	$2,071,419	$1,972,664	$1,829,448

Commercial real estate lending represented the largest component of the Corporation's loan portfolio as of March 31, 2026 and December 31, 2025. Commercial real estate lending is comprised of the construction, owner occupied commercial real estate, and non-owner occupied commercial real estate categories of the loan portfolio, as presented in Note 4 - Loans and Allowance for Credit Losses to the Consolidated Financial Statements. As of March 31, 2026 and December 31, 2025, total commercial real estate loans were $1.463 billion and $1.410 billion, respectively, representing 63.3% and 62.1% of total loan balances, respectively.

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

The table below presents commercial real estate loans by maturity and repricing date as of March 31, 2026 (dollars in thousands):

Commercial real estate loans:	2026	2027	2028	2029	2030	After 2030 (1)	Total
Maturing in:	$77,230	$91,330	$93,108	$119,199	$232,176	$850,224	$1,463,267
Percentage of total	5.3%	6.2%	6.4%	8.1%	15.9%	58.1%	100.0%

Repricing in:	$649,933	$92,836	$97,167	$103,818	$97,073	$422,440	$1,463,267
Percentage of total	44.4%	6.3%	6.6%	7.1%	6.6%	29.0%	100.0%

(1) Includes fixed rate loans

The table below presents commercial real estate loans by type and percentage as of March 31, 2026 and December 31, 2025 (dollars in thousands):

Commercial real estate loans by type:	March 31, 2026	% of Total	December 31, 2025	% of Total
Construction	$123,261	8.4%	$120,418	8.5%
1-4 family residential (1)	51,952	3.7%	53,982	3.9%
Multifamily	454,119	31.0%	424,797	30.1%
Owner occupied	177,648	12.1%	178,620	12.7%
Non-owner occupied	656,287	44.8%	631,910	44.8%
Total	$1,463,267	100.0%	$1,409,727	100.0%

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
The table below presents commercial real estate loans by regional location of collateral and percentage as of March 31, 2026 and December 31, 2025 (dollars in thousands):

Commercial real estate loans by regional location of collateral:	March 31, 2026	% of Total	December 31, 2025	% of Total
Capital Region	$869,863	59.4%	$843,763	59.8%
Southern Tier & Finger Lakes	229,387	15.8%	230,599	16.4%
Western New York	281,614	19.2%	252,370	17.9%
Other (1)	82,403	5.6%	82,995	5.9%
Total	$1,463,267	100.0%	$1,409,727	100.0%

(1) Includes $75.4 million and $77.6 million in commercial real estate loans located outside of New York State as of March 31, 2026 and December 31, 2025, respectively.

The Corporation closely monitors economic and credit trends for the industries in which its commercial real estate borrowers are involved. Property types are designated based on the purpose of the collateral securing commercial real estate loans. The tables below present commercial real estate loans by borrower industry and percentage as well as the weighted average (WA) loan to value (LTV) ratio for each industry as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
Commercial real estate loans by borrower industry:	Balances	% of Total	Balances	% of Total
Construction & land development	$123,261	8.4%	$120,418	8.6%
Industrial	70,367	4.8%	70,402	5.0%
Warehouse & storage	107,656	7.4%	104,214	7.4%
Retail	264,707	18.1%	264,230	18.7%
Office	144,591	9.9%	145,585	10.3%
Hotel	88,362	6.0%	80,563	5.7%
1-4 family residential rental	52,353	3.6%	54,264	3.8%
Multifamily (5+)	481,056	32.9%	449,829	31.9%
Medical	60,094	4.1%	54,395	4.0%
Educational	21,773	1.5%	21,458	1.5%
Other	49,047	3.3%	44,369	3.1%
Total	$1,463,267	100.0%	$1,409,727	100.0%

Weighted average loan to value ratio by industry:	March 31, 2026	December 31, 2025

Industrial	51.3%	52.2%
Warehouse & storage	64.0%	63.6%
Retail	58.7%	58.6%
Office	60.2%	61.1%
Hotel	51.1%	53.0%
1-4 family residential rental	61.4%	65.3%
Multifamily (5+)	59.2%	60.4%
Medical	63.5%	64.1%
Educational	67.3%	56.2%
Other	50.8%	48.3%
Total	58.6%	59.2%
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which may cause them to be similarly impacted by economic or other conditions. Industries are identified using NAICS codes, and the Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations of greater than 10.0% of total loans. As of March 31, 2026 and December 31, 2025, commercial loans to borrowers involved in the real estate and real estate rental and leasing businesses were 53.1% and 52.1% of total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of March 31, 2026 and December 31, 2025.

The table below presents the maturity of loans outstanding as of March 31, 2026 (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$125,942	$138,476	$57,634	$1,222	$323,274
Commercial real estate:
Construction	9,386	43,039	70,836	—	123,261
Owner occupied commercial real estate	10,046	46,588	116,015	4,999	177,648
Non-owner occupied commercial real estate	101,819	435,083	611,478	13,978	1,162,358
Residential mortgages	8,112	13,368	76,081	188,429	285,990
Consumer loans:
Home equity lines and loans	249	6,020	55,796	49,299	111,364
Indirect consumer loans	1,474	93,558	26,761	—	121,793
Direct consumer loans	351	3,717	1,293	656	6,017
Total	$257,379	$779,849	$1,015,894	$258,583	$2,311,705

The tables below present the amounts due after one year, classified according to fixed interest rates and variable interest rates as of March 31, 2026 (in thousands):

Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$71,421	$28,326	$—	$99,747
Commercial real estate:
Construction	2,264	—	—	2,264
Owner occupied commercial real estate	14,605	19,182	—	33,787
Non-owner occupied commercial real estate	191,539	99,121	—	290,660
Residential mortgages	13,189	72,359	126,202	211,750
Consumer loans:
Home equity lines and loans	4,511	47,822	382	52,715
Indirect consumer loans	93,558	26,761	—	120,319
Direct consumer loans	3,717	343	55	4,115
Total	$394,804	$293,914	$126,639	$815,357

Loans maturing with variable interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$67,055	$29,308	$1,222	$97,585
Commercial real estate:				—
Construction	40,775	70,836	—	111,611
Owner occupied commercial real estate	31,983	96,833	4,999	133,815
Non-owner occupied commercial real estate	243,544	512,357	13,978	769,879
Residential mortgages	179	3,722	62,227	66,128
Consumer loans:				—
Home equity lines and loans	1,509	7,974	48,917	58,400
Indirect consumer loans	—	—	—	—
Direct consumer loans	—	950	601	1,551
Total	$385,045	$721,980	$131,944	$1,238,969

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

The following table summarizes the Corporation's non-performing assets (dollars in thousands):

NON-PERFORMING ASSETS
	March 31, 2026	December 31, 2025
Total non-performing loans	$7,627	$7,908
Other real estate owned and repossessed vehicles	2,131	257
Total non-performing assets	$9,758	$8,165

Ratio of non-performing loans to total loans	0.33%	0.35%
Ratio of non-performing assets to total assets	0.36%	0.30%
Ratio of allowance for credit losses to non-performing loans	326.34%	306.13%
Accruing loans past due 90 days or more (1)	$4	$17

(1) Not included in non-performing assets above.

Non-performing loans totaled $7.6 million, or 0.33% of total loans as of March 31, 2026, compared to $7.9 million, or 0.35% of total loans as of December 31, 2025. Non-performing assets, which are comprised of non-performing loans, other real estate owned, and repossessed vehicles were $9.8 million, or 0.36% of total assets as of March 31, 2026, compared to $8.2 million, or 0.30% of total assets as of December 31, 2025. The decrease in non-performing loans was largely driven by the transfer of $2.0 million in commercial real estate loan balances to other real estate owned during the first quarter of 2026, net of $0.3 million in related charge-offs, comprised of two loans to a single borrower. Also contributing to the decrease in total non-performing loans was the payoff of a $0.5 million commercial real estate loan during the first quarter of 2026. Partially offsetting the overall decrease in non-performing loans was the addition of two commercial loans into non-performing status during the first quarter of 2026, totaling $2.2 million. The increase in non-performing assets was primarily due to the transfer of four commercial real estate properties into other real estate owned during the first quarter of 2026, relating to two loans to a single borrower, with a fair value of $1.7 million. The transfer date fair value of $1.7 million was net of $0.3 million in charge-offs at the time of transfer.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Corporation works closely with borrowers experiencing financial difficulties to identify viable solutions that minimize the potential for loss. The Corporation especially monitors modifications made to borrowers experiencing financial difficulty where contractual cash flows are directly impacted, including through principal reductions, reductions in effective interest rates, term extensions, significant payment delays, or a combination thereof. As of March 31, 2026, the Corporation had ten active loans modified under such terms. There was one loan modification made to a borrower experiencing financial difficulty during the three month period ended March 31, 2026; a term extension of three years on a $0.1 million commercial and industrial loan. All active loans previously modified were performing on their modified terms as of March 31, 2026. During the three month period ended March 31, 2026, there was a $0.7 million recovery on a commercial and industrial loan which had previously been given a term extension and had subsequently been charged-off.

Allowance for Credit Losses

The allowance for credit losses is an amount that management believes will be adequate to absorb the estimated lifetime credit losses inherent in assets exhibiting credit risk as of the measurement date. The allowance is in conformity with the requirements established by ASC 326 - Financial Instruments - Credit Losses. The allowance for credit losses covers a range of assets including loans, unfunded commitments, and debt securities, incorporating both quantitative and qualitative components. As of March 31, 2026 and December 31, 2025, the Corporation did not allocate any allowance for credit losses to its portfolios of available for sale or held to maturity debt securities, due to the explicit or implicit U.S. Government guarantee as to principal and interest payments on the majority of the portfolio, and the immateriality of credit risk on remaining unguaranteed securities.
Loans are analyzed for credit loss on either an individual basis or a pooled (collective) basis, determined by risk characteristics. The Corporation begins analyzing loans on an individual basis when management determines a loan no longer exhibits risk characteristics consistent with the risk characteristics in its designated pool under the Corporation's CECL methodology. The amortized cost basis of individually analyzed loans as of March 31, 2026 totaled $3.8 million, compared to $4.2 million as of December 31, 2025. Remaining loans are analyzed on a pooled basis and are segmented based on groups of assigned FFIEC Call Report codes. Management seeks to disaggregate its loan portfolio in a granular enough manner to capture the risk profile of each loan, yet broad enough to accurately allow for the application of certain pool-level assumptions.

Certain of the Corporation's individually analyzed loans are secured and measured for credit loss based on collateral evaluations, using the collateral-dependent practical expedient prescribed by ASC 326. It is the Corporation's policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to require individual analysis. A measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation to the allowance for credit losses or charge-off. In determining the amount of any specific allocation or charge-off, the Corporation makes adjustments to reflect the estimated costs to sell the property. Upon receipt and review of updated appraisals, an additional measurement is performed to determine if any adjustments are necessary to reflect proper provisioning or charge-offs. Individually analyzed loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require additional allocations to the allowance for credit losses or recognition of additional charge-offs. Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business. If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral. Certain individually analyzed loans determined not to be collateral-dependent are analyzed using a cash flow analysis.
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
The allowance for credit losses on loans was $24.9 million as of March 31, 2026, and $24.2 million as of December 31, 2025. The allowance for credit losses on loans was 326.34% of non-performing loans as of March 31, 2026, compared to 306.13% as of December 31, 2025. The ratio of allowance for credit losses on loans to total loans was 1.08% as of March 31, 2026 and 1.07% as of December 31, 2025. Net recoveries for the three months ended March 31, 2026 were $0.1 million and net charge-offs for the three months ended March 31, 2025 were $0.3 million.

The increase in the allowance for credit losses was largely due to $1.2 million in specific allocations made on individually analyzed loans, including $1.0 million on a non-owner occupied commercial real estate loan, an increase in qualitative adjustment rates, partially due to the effect of ongoing geopolitical events on certain borrower groups, and provisioning relating to loan growth, concentrated in commercial real estate. Partially offsetting the increase in the allowance were the impact of the annual review and update to loss drivers of the Corporation's CECL model, which are implemented in the first quarter each year and resulted in a net decrease in baseline loss rates in the current year. FOMC forecasts for both U.S. civilian unemployment and year-over-year U.S. GDP growth were stable as of March 31, 2026, compared to December 31, 2025. The FOMC's forecast for year-end U.S. civilian unemployment was 4.4% as of March 31, 2026, unchanged from December 31, 2025, while the forecast for U.S. GDP growth improved 10 basis points, from 2.3% as of December 31, 2025 to 2.4% as of March 31, 2026. Changes in FOMC forecasts did not have a material effect on the Corporation's CECL model as of March 31, 2026 compared to December 31, 2025.
The table below summarizes the Corporation’s allowance for credit losses and non-performing loans outstanding by loan category as of March 31, 2026 and December 31, 2025 (dollars in thousands):

ALLOWANCE BY LOAN CATEGORY
Balance as of March 31, 2026	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,339	1.34%	$879	0.27%	493.63%
Commercial real estate	15,643	1.07%	2,713	0.19%	576.59%
Residential mortgages	2,397	0.84%	1,647	0.58%	145.54%
Consumer loans	2,511	1.05%	2,388	1.00%	105.15%
Total	$24,890	1.08%	$7,627	0.33%	326.34%

Balance as of December 31, 2025	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,524	1.40%	$779	0.24%	580.74%
Commercial real estate	14,363	1.02%	3,167	0.22%	453.52%
Residential mortgages	2,788	0.97%	1,753	0.61%	159.04%
Consumer loans	2,534	1.02%	2,209	0.89%	114.71%
Total	$24,209	1.07%	$7,908	0.35%	306.13%

(1) Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios as of March 31, 2026 and December 31, 2025:

Consolidated Ratios	March 31, 2026	December 31, 2025
Non-performing loans to total loans	0.33%	0.35%
Allowance for credit losses to total loans	1.08%	1.07%
Allowance for credit losses, inclusive of unfunded commitments, to total loans	1.10%	1.09%
Allowance for credit losses to non-performing loans	326.34%	306.13%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the three months ended March 31, 2026 and 2025:

Net (Recovery) Charge-Off Ratio	March 31, 2026	March 31, 2025
Commercial and industrial	(0.85)%	—%
Commercial real estate	0.09%	—%
Residential mortgages	(0.04)%	(0.01)%
Consumer loans	0.50%	0.40%
Total	(0.02)%	0.05%

The table below summarizes the Corporation’s credit loss experience for the three months ended March 31, 2026 and 2025 (in thousands):

SUMMARY OF CREDIT LOSS EXPERIENCE
	Three Months Ended March 31,
	2026	2025
Balance of allowance for credit losses at beginning of period	$24,209	$21,388
Charge-offs:
Commercial and industrial	1	5
Commercial real estate	310	—
Residential mortgages	—	—
Consumer loans	427	393
Total charge-offs	$738	$398
Recoveries:
Commercial and industrial	$677	$4
Commercial real estate	1	1
Residential mortgages	29	5
Consumer loans	125	126
Total recoveries	$832	$136
Net charge-offs (recoveries)	(94)	262
Provision for credit losses on-balance sheet exposure (1)	587	1,396

Balance of allowance for credit losses at end of period	$24,890	$22,522

(1) Additional provision related to off-balance sheet exposure was $14 thousand for the three months ended March 31, 2026 and a credit of $304 thousand for the three months ended March 31, 2025.

Other Real Estate Owned and Repossessed Vehicles

Other real estate owned totaled $1.9 million as of March 31, 2026. There was no other real estate owned as of December 31, 2025. There were five properties added to other real estate owned in the first three months of 2026. Four of the properties added during the first three months of 2026 were associated with one commercial borrower group, and included one multifamily property and three 1-4 family residential rental properties, with a transfer date fair value totaling $1.7 million. The transfer date fair value is inclusive of $0.3 million in charge-offs at the time of transfer. Additionally, there was one residential mortgage transferred to other real estate owned in the first three months of 2026, totaling $0.2 million. There were no properties sold from other real estate owned in the first three months of 2026. The Corporation had $0.2 million in repossessed vehicles as of March 31, 2026 and $0.3 million as of December 31, 2025, which is included in other assets on the Consolidated Balance Sheets, and is a component of non-performing assets.

Deposits

The table below summarizes the Corporation’s deposit composition by segment as of March 31, 2026 and December 31, 2025, and the dollar and percent change from December 31, 2025 to March 31, 2026 (in thousands):

DEPOSITS
					March 31, 2026 v. December 31, 2025
	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total	$ Change	% of Total Change
Non interest-bearing demand deposits	$641,039	27.7%	$624,532	27.5%	$16,507	0.2%
Interest-bearing demand deposits	331,114	14.3%	326,645	14.4%	4,469	(0.1)%
Money market deposits	632,729	27.3%	601,391	26.5%	31,338	0.8%
Savings deposits	251,073	10.9%	254,490	11.2%	(3,417)	(0.3)%
Certificates of deposit $250,000 or less	326,445	14.1%	339,320	14.9%	(12,875)	(0.8)%
Certificates of deposit greater than $250,000	106,065	4.6%	98,714	4.4%	7,351	0.2%
Other time deposits	25,431	1.1%	25,582	1.1%	(151)	—%
Total	$2,313,896	100.0%	$2,270,674	100.0%	$43,222

Deposits totaled $2.314 billion as of March 31, 2026 compared to $2.271 billion as of December 31, 2025, an increase of $43.2 million, or 1.9%. The increase was attributable to an increase of $43.2 million in total customer deposits, and there were no brokered deposits as of either March 31, 2026 or December 31, 2025. The increase in total customer deposits was attributable to increases of $31.3 million in insured money market deposits, $16.5 million in non interest-bearing demand deposits, and $4.5 million in interest-bearing demand deposits. These increases were partially offset by decreases of $5.7 million in customer time deposits and $3.4 million in savings deposits.
Both the increases in money market deposits and interest-bearing demand deposits were mainly attributable to seasonal inflows of municipal deposits compared to prior year-end. The increase in non-interest bearing demand deposits was due to net inflows from individuals, commercial clients, and municipal clients compared to prior year-end. Non interest-bearing deposits comprised 27.7% and 27.5% of total deposits as of March 31, 2026 and December 31, 2025, respectively. The decrease in customer time deposits was largely due to maturities of previous CD campaigns which were not renewed.
The growth in customer deposits was due primarily to increases of $26.1 million in public deposits, $17.2 million in ICS deposits and $10.8 million in consumer deposits, offset by decreases of $8.1 million in CDARS deposits and $2.7 million in commercial deposits, compared to December 31, 2025. As of March 31, 2026, demand deposit and money market deposits comprised 69.3% of total deposits compared to 68.4% as of December 31, 2025. The aggregate amount of the Corporation's outstanding uninsured deposits was 30.5% and 30.1% of total deposits, as of March 31, 2026 and December 31, 2025, respectively.
The table below presents the Corporation's deposits balances by Bank division (in thousands):

DEPOSITS BY DIVISION
	March 31, 2026	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
Chemung Canal Trust Company	$1,878,716	$1,857,387	$1,892,228	$1,899,903	$1,815,566
Capital Bank Division	364,351	363,745	399,411	380,962	435,207
Canal Bank Division	70,829	49,542	13,085	5,786	3,002
Brokered Deposits	—	—	92,159	142,776	73,452
Total	$2,313,896	$2,270,674	$2,396,883	$2,429,427	$2,327,227

In addition to consumer, commercial, and public deposits, other sources of funds include reciprocal deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. The CDARS and ICS reciprocal program uses a sophisticated matching system, where funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Additionally, the CDARS and ICS One-Way Buy programs allow the Corporation to obtain wholesale brokered deposits through the system. Deposits obtained through the CDARS and ICS reciprocal programs were $335.6 million and $326.5 million as of March 31, 2026, and December 31, 2025, respectively.

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

Borrowings
Borrowings decreased $11.5 million to $123.1 million as of March 31, 2026 from December 31, 2025, primarily due to the increase in deposits during the quarter ended March 31, 2026. The Corporation's borrowed funds as of March 31, 2026 were comprised of a $15.7 million FHLBNY overnight advance, $60.0 million in FHLBNY term advances, $44.1 million in subordinated notes, and $3.3 million in long term finance lease obligations. The Corporation’s borrowed funds as of December 31, 2025 were comprised of a $87.1 million FHLBNY overnight advance, $44.0 million in subordinated notes, and $3.5 million in long term finance lease obligations. There were no outstanding FHLBNY or FRBNY term advances as of December 31, 2025.
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

Shareholders’ Equity
Total shareholders' equity increased $8.2 million from $254.7 million as of December 31, 2025 to $262.9 million as of March 31, 2026. The increase can primarily be attributed to an increase of $7.6 million in retained earnings and a decrease of $0.3 million in accumulated other comprehensive loss. The decrease in accumulated other comprehensive loss was largely due to an increase in the fair value of securities available for sale compared to December 31, 2025. The increase in retained earnings was mainly due to net income of $9.2 million for the three months ended March 31, 2026, partially offset by dividends declared of $1.6 million during the three months ended March 31, 2026. Treasury stock decreased by $0.7 million, primarily due to the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan. The total shareholders’ equity to total assets ratio was 9.57% as of March 31, 2026 compared to 9.40% as of December 31, 2025. The tangible equity to tangible assets ratio was 8.84% as of March 31, 2026 compared to 8.66% as of December 31, 2025. Book value per share increased to $54.36 as of March 31, 2026 from $52.97 as of December 31, 2025.
The Bank is subject to the capital adequacy guidelines of the Federal Reserve, which establishes a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of March 31, 2026, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a stock repurchase program. Under the repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased in the first quarter of 2026. As of March 31, 2026, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares as of March 31, 2026.

Subsequent Events

Proposed Charter Conversion

On April 3, 2026, the Bank filed an application with the Office of the Comptroller of the Currency (the “OCC”) to convert from a New York chartered trust company to a national bank (the “Application”). If the Application is approved, the Bank will no longer be a New York trust company, subject to the regulation and examination of the NYSDFS, and will become a national bank subject to the regulation and examination of the OCC. In addition, the FRBNY would no longer be the Bank’s primary federal regulator. We cannot provide assurance as to whether the Application will be approved or the timing of any approval.

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
As of March 31, 2026, the Corporation's cash and cash equivalents balance was $53.4 million, increasing $3.3 million compared to December 31, 2025, largely due to an increase in deposits. The Corporation maintains an investment portfolio of securities available for sale, comprised of government sponsored entity mortgage-backed securities, collateralized mortgage obligations, municipal bonds, and corporate bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of March 31, 2026, the Corporation's investment in securities available for sale was $275.3 million, $66.3 million of which was not pledged as collateral.
The Corporation is a member of the FHLBNY, which allows it to access borrowings to enhance management's ability to satisfy future liquidity needs. As of March 31, 2026, the Bank had pledged a total of $258.8 million of residential mortgage loans and home equity loans under a blanket lien arrangement. Based on this available collateral, the Corporation was eligible to borrow up to a total of $182.7 million, and utilized $75.7 million as of March 31, 2026. As of December 31, 2025, the Bank had pledged a total of $255.1 million of residential mortgage loans and home equity loans under a blanket lien arrangement. Based upon this available collateral, the Corporation was eligible to borrow up to a total of $178.5 million, and utilized $87.1 million as of December 31, 2025. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.
Uninsured deposits totaled $704.6 million as of March 31, 2026, and $682.5 million as of December 31, 2025, which included $187.5 million and $161.4 million of municipal deposits that were collateralized by pledged assets when appropriate, respectively. The aggregate amount of the Corporation's outstanding uninsured deposits was 30.5% and 30.1% of total deposits, as of March 31, 2026 and December 31, 2025, respectively. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions, due to their fluidity.

The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it may continue utilizing brokered deposits as a secondary source of funding to support growth. Brokered deposits may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. The Corporation had no brokered deposits as of March 31, 2026 and December 31, 2025. The Corporation also had a total of $65.0 million of unsecured lines of credit with four different financial institutions, all of which were available as of March 31, 2026 and December 31, 2025. Also available to the Corporation is the Discount Window Lending provided by the FRB, at which $7.7 million in borrowing capacity was available as of March 31, 2026.
Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$9,038	$7,180
Net cash used in investing activities	(35,845)	(11,633)
Net cash provided by financing activities	30,080	10,853
Net increase in cash and cash equivalents	$3,273	$6,400

Operating activities
The Corporation believes cash flows from operations, available cash balances, and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first three months of 2026 and 2025 primarily resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first three months of 2026 was primarily due to the increase of loans, partially offset by maturities and principal paydowns on securities available for sale. Cash used in investing activities during the first three months of 2025 similarly resulted from a net increase in loans, partially offset by maturities and principal paydowns on securities available for sale.

Financing activities
Cash provided by financing activities during the first three months of 2026 was primarily due to increases in total deposits offset by a net decrease in total FHLBNY advances. Cash provided by financing activities during the first three months of 2025 was similarly primarily due to a net increase in deposits offset by a net decrease in total FHLBNY advances.

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

Pursuant to the Regulatory Relief Act, the FRB finalized a rule that established a community bank leverage ratio (Tier 1 capital to average consolidated assets) at 9.00% for institutions under $10.0 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The rule took effect on January 1, 2020. Effective July 1, 2026, the FRB revised the minimum capital for the community bank leverage ratio to 8.00%. The Bank has not elected to use the community bank leverage ratio.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of March 31, 2026 and December 31, 2025, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of March 31, 2026, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of March 31, 2026 and December 31, 2025 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of March 31, 2026 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$346,373	15.44%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$335,812	14.97%	$179,461	8.00%	$235,543	10.50%	$224,327	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$276,830	12.34%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$310,323	13.83%	$134,596	6.00%	$190,678	8.50%	$179,461	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$276,830	12.34%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$310,323	13.83%	$100,947	4.50%	$157,029	7.00%	$145,812	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$276,830	10.04%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$310,323	11.26%	$110,239	4.00%	N/A	N/A	$137,799	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2025 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$337,760	15.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$326,594	14.80%	$176,571	8.00%	$231,749	10.50%	$220,714	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$268,938	12.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$301,800	13.67%	$132,428	6.00%	$187,607	8.50%	$176,571	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$268,938	12.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$301,800	13.67%	$99,321	4.50%	$154,500	7.00%	$143,464	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$268,938	9.89%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$301,800	11.10%	$108,744	4.00%	N/A	N/A	$135,930	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. As of March 31, 2026, the Bank could, without prior approval, declare dividends of approximately $40.9 million.

Adoption of New Accounting Standards

Please refer to Note 1, Summary of Significant Accounting Policies - Accounting Standards Pending Adoption, for a discussion of new accounting standards.

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

(in thousands, except ratio data)	As of or for the Three Months Ended
Net Interest Margin - Fully Taxable Equivalent	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
Net interest income (GAAP)	$23,584	$23,844	$22,688	$20,808	$19,817
Fully taxable equivalent adjustment	62	70	67	76	80
Fully taxable equivalent net interest income (non-GAAP)	$23,646	$23,914	$22,755	$20,884	$19,897

Average interest-earning assets (GAAP)	$2,662,192	$2,625,177	$2,617,680	$2,749,856	$2,729,661

Net interest margin - fully taxable equivalent (non-GAAP)	3.60%	3.61%	3.45%	3.05%	2.96%

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

	As of or for the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
Efficiency Ratio	2026	2025	2025	2025	2025
Net interest income (GAAP)	$23,584	$23,844	$22,688	$20,808	$19,817
Fully taxable equivalent adjustment	62	70	67	76	80
Fully taxable equivalent net interest income (non-GAAP)	$23,646	$23,914	$22,755	$20,884	$19,897

Non-interest income (GAAP)	$6,320	$6,673	$6,088	$(10,705)	$5,889
Less: net (gains) losses on securities transactions	—	—	—	17,498	—
Less: (gain) loss on sale of branch property	—	—	—	(629)	—
Adjusted non-interest income (non-GAAP)	$6,320	$6,673	$6,088	$6,164	$5,889

Non-interest expense (GAAP)	$17,462	$18,388	$17,645	$17,769	$16,927

Efficiency ratio (unadjusted)	58.39%	60.25%	61.32%	175.88%	65.85%
Efficiency ratio (adjusted)	58.27%	60.12%	61.18%	65.69%	65.64%

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

(in thousands, except per share and ratio data)	As of or for the Three Months Ended
Tangible Equity and Tangible Assets (Period End)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
Total shareholders' equity (GAAP)	$262,929	$254,709	$245,308	$234,966	$228,306
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible equity (non-GAAP)	$241,105	$232,885	$223,484	$213,142	$206,482

Total assets (GAAP)	$2,748,722	$2,710,235	$2,696,634	$2,852,488	$2,796,725
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,726,898	$2,688,411	$2,674,810	$2,830,664	$2,774,901

Total equity to total assets at end of period (GAAP)	9.57%	9.40%	9.10%	8.24%	8.16%
Book value per share (GAAP)	$54.36	$52.97	$50.98	$48.85	$47.49

Tangible equity to tangible assets at end of period (non-GAAP)	8.84%	8.66%	8.36%	7.53%	7.44%
Tangible book value per share (non-GAAP)	$49.85	$48.43	$46.44	$44.31	$42.95

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

	As of or for the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
Tangible Equity (Average)	2026	2025	2025	2025	2025
Total average shareholders' equity (GAAP)	$261,823	$252,325	$239,836	$229,161	$222,802
Less: average intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Average tangible equity (non-GAAP)	$239,999	$230,501	$218,012	$207,337	$200,978

Return on average equity (GAAP)	14.25%	12.17%	12.89%	(11.29)%	10.96%
Return on average tangible equity (non-GAAP)	15.54%	13.32%	14.18%	(12.48)%	12.15%

Adjustments for Certain Items of Income or Expense

In addition to disclosures of certain GAAP financial measures, including net income (loss), EPS, ROAA, and ROAE, the Corporation may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period, including certain nonrecurring items. The Corporation believes that the resulting non-GAAP financial measures may improve an understanding of its results of operations by separating out any such transactions or items that may have had a disproportionate positive or negative impact on the Corporation’s financial results during the particular period in question. In the Corporation’s presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, the Corporation supplies the supplemental financial information and explanations required under Regulation G.

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
Non-GAAP Net Income (Loss)	2026	2025	2025	2025	2025
Reported net income (loss) (GAAP)	$9,199	$7,741	$7,792	$(6,452)	$6,023
Net (gains) losses on securities transactions (net of tax)	—	—	—	13,237	—
Net (gain) loss on sale of branch property (net of tax)	—	—	—	(463)	—
Non-GAAP net income	$9,199	$7,741	$7,792	$6,322	$6,023

Average basic and diluted shares outstanding	4,825	4,811	4,811	4,808	4,791

Reported basic and diluted earnings (loss) per share (GAAP)	$1.91	$1.61	$1.62	$(1.35)	$1.26
Reported return on average assets (GAAP)	1.36%	1.14%	1.15%	(0.92)%	0.88%
Reported return on average equity (GAAP)	14.25%	12.17%	12.89%	(11.29)%	10.96%

Non-GAAP basic and diluted earnings per share	$1.91	$1.61	$1.62	$1.31	$1.26
Non-GAAP return on average assets	1.36%	1.14%	1.15%	0.90%	0.88%
Non-GAAP return on average equity	14.25%	12.17%	12.89%	11.07%	10.96%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. As of March 31, 2026, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would negatively impact the next 12 months net interest income by 0.83% and 2.24%, respectively. Immediate increases of 100 basis points and 200 basis points would positively impact the next 12 months net interest income by 5.04% and 10.01%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
200 basis points decrease	(2.24)%
100 basis points decrease	(0.83)%
100 basis points increase	5.04%
200 basis points increase	10.01%

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. As of March 31, 2026, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would negatively impact the market value of the Corporation’s capital account by 0.26% and 1.85%, respectively. Immediate increases in interest rates of 100 basis points and 200 basis points would positively impact the market value of the Corporation’s capital account by 3.08% and 5.64%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
200 basis points decrease	(1.85)%
100 basis points decrease	(0.26)%
100 basis points increase	3.08%
200 basis points increase	5.64%

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

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits. The Senior Loan Committee, consisting of the President and Chief Executive Officer, Chief Financial Officer and Treasurer (non-voting), Chief Credit Officer, and other lending and risk related personnel, implements the Board-approved loan policy.

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial and accounting officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2026 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial and accounting officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2026. In addition, there have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. On February 4, 2020, the Corporation filed a lawsuit against Pioneer Bank, Albany, New York, in the Supreme Court of the State of New York in the County of Albany. As disclosed in the Corporation’s September 12, 2019 Current Report on Form 8-K, the Bank owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. The Corporation’s complaint alleges that Pioneer Bank, as lead bank, breached the participation agreement and engaged in fraud and negligent misrepresentation. The Corporation received a recovery of $0.5 million in April 2020, and continues to pursue recovery of the remaining $3.7 million and accumulated expenses as a result of purchasing the participation interest.

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material impact on our financial results or liquidity as of March 31, 2026.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 13, 2026. Additional risks not presently known to us, or that we currently deem immaterial, may adversely affect our business, financial condition, or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2026	44	$54.94	—	200,816
February 1 - February 28, 2026	3,067	$55.52	—	200,816
March 1 - March 31, 2026	—	$—	—	200,816
Quarter ended March 31, 2026	3,111	$55.51	—	200,816

(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of March 31, 2026 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

(2) All shares purchased during the quarter represent shares that were elected to be withheld from the vesting of restricted stock awards to cover income tax withholdings for the individuals.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

During the first quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

CHEMUNG FINANCIAL CORPORATION

DATED: May 7, 2026	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: May 7, 2026	By: /s/ Dale M. McKim, III
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