Form 10-Q
period 2026-06-30
CHEMUNG FINANCIAL CORP
filed 2026-08-06
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2026

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

As of August 1, 2026, there were 4,821,472 shares of Common Stock, $0.01 par value, outstanding.

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
Abbreviations

ACL	Allowance for credit losses
AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUA	Assets under administration
AUM	Assets under management
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
Board of Directors	Board of Directors of Chemung Financial Corporation
CAM	Common area maintenance charges
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit loss
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FHLBNY	Federal Home Loan Bank of New York
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
LGD	Loss given default
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NYSDFS	New York State Department of Financial Services
OCC	Office of the Comptroller of the Currency
OPEB	Other postemployment benefits
OREO	Other real estate owned
PD	Probability of default
REIT	Real estate investment trust

ROAA	Return on average assets
ROAE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
SOFR	Secured Overnight Financing Rate
WMG	Wealth Management Group

Terms

Allowance for credit losses	A contra asset account that estimates the lifetime amount the Corporation anticipates will be unrecoverable from assets with credit risk in conformity with CECL requirements outlined in ASC 326.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel III
A comprehensive set of reform measures designed to improve the regulation, supervision, and risk management within the banking sector. The reforms require banks to maintain proper leverage ratios and meet certain capital requirements.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Canal Bank	Division of Chemung Canal Trust Company located in the “Western Region” of New York State, including Erie County.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State including the counties of Albany, Saratoga, and Schenectady.
CDARS	Product involving a network of financial institutions that exchange certificates of deposit among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Common area maintenance (CAM)	Expenses associated with shared-space maintenance of leased premises.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations.
Executive Management Team	Senior leadership of Chemung Financial Corporation responsible for the Corporation's strategic direction and operations.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.

Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years and other loans receivable designated for sale by management.
Long-term lease obligation	An obligation extending beyond the current year, which is related to a long-term finance lease that is considered to have the economic characteristics of asset ownership.
MasterCard	Payment card services vendor.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes, and Treasury bonds.
Obligations of U.S. Government sponsored enterprises	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
Other real estate owned (OREO)	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit	Represents total net revenue less non-interest expense, before income tax expense. The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 and provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities and investment company-related requirements.
Risk-Weighted Assets (RWA)	Risk-weighted assets, which is used to calculate regulatory capital ratios, consist of on- and off-balance sheet exposures that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet exposures such as lending-related commitments, guarantees, derivatives, and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets, including debt and equity instruments.
SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from financial institutions	$28,994	$22,772
Interest-earning deposits in other financial institutions	44,119	27,325
Total cash and cash equivalents	73,113	50,097

Equity investments, at estimated fair value	3,605	3,765
Securities available for sale, at estimated fair value (amortized cost of $316,202, at June 30, 2026 and $327,888 at December 31, 2025, net of allowance for credit losses of $0 at June 30, 2026 and December 31, 2025, respectively)	269,043	280,598
Securities held to maturity, at amortized cost (estimated fair value of $1,560 at June 30, 2026 and $640 at December 31, 2025, net of allowance for credit losses of $0 at June 30, 2026 and December 31, 2025, respectively)	1,560	640
FHLBNY and FRBNY stock, at cost	9,690	9,466

Loans, net of deferred loan fees	2,367,151	2,269,561
Allowance for credit losses	(25,232)	(24,209)
Loans, net	2,341,919	2,245,352

Loans held for sale	2,427	2,102
Premises and equipment, net	14,887	15,401
Operating lease right-of-use assets	5,242	4,755
Goodwill	21,824	21,824
Bank-owned life insurance	2,718	2,984
Interest rate swap assets	17,548	17,280
Accrued interest receivable and other assets	56,626	55,971

Total assets	$2,820,202	$2,710,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non interest-bearing	$681,912	$624,532
Interest-bearing	1,682,022	1,646,142
Total deposits	2,363,934	2,270,674

Overnight and short-term advances	89,590	87,110
Subordinated debt, net of issuance costs of $921 and $972, respectively	44,079	44,028
Long-term finance lease obligation	3,265	3,444
Operating lease liabilities	5,440	4,937
Interest rate swap liabilities	17,612	17,412
Accrued interest payable and other liabilities	25,921	27,921
Total liabilities	2,549,841	2,455,526

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2026 and December 31, 2025	53	53
Additional paid-in capital	49,638	49,547
Retained earnings	271,216	256,484
Treasury stock, at cost; 489,798 shares at June 30, 2026 and 519,079 shares at December 31, 2025	(14,601)	(15,322)
Accumulated other comprehensive loss	(35,945)	(36,053)
Total shareholders' equity	270,361	254,709

Total liabilities and shareholders' equity	$2,820,202	$2,710,235
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$32,822	$29,435	$64,343	$57,534
Taxable securities	1,666	2,530	3,353	5,553
Tax exempt securities	78	214	152	465
Interest-earning deposits	325	855	628	1,180
Total interest and dividend income	34,891	33,034	68,476	64,732
Interest expense:
Deposits	8,703	11,076	17,242	22,232
Borrowed funds	1,518	1,150	2,980	1,875
Total interest expense	10,221	12,226	20,222	24,107
Net interest income	24,670	20,808	48,254	40,625
Provision for credit losses	561	1,145	1,162	2,237
Net interest income after provision for credit losses	24,109	19,663	47,092	38,388

Non-interest income:
WMG fee income	3,191	2,993	6,336	5,860
Service charges on deposit accounts	1,038	1,114	2,089	2,234
Interchange revenue from debit card transactions	1,107	1,110	2,121	2,147
Net (losses) on securities transactions	—	(17,498)	—	(17,498)
Changes in fair value of equity investments	272	108	201	61
Net gains on sales of loans held for sale	47	51	68	91
Net gains (losses) on sales of other real estate owned	—	3	—	(8)
Income from bank-owned life insurance	7	8	14	16
Other	841	1,406	1,994	2,281
Total non-interest income	6,503	(10,705)	12,823	(4,816)

Non-interest expense:
Salaries and wages	8,037	7,579	15,637	14,788
Pension and other employee benefits	2,286	2,112	4,408	4,034
Other components of net periodic pension and postretirement benefits	(142)	(113)	(284)	(226)
Net occupancy	1,546	1,431	3,074	2,964
Furniture and equipment	498	455	907	828
Data processing	2,615	2,563	5,151	5,097
Professional services	962	805	1,653	1,443
Marketing and advertising	497	351	738	690
Other real estate owned	17	3	25	14
FDIC insurance	304	434	619	873
Loan expense	458	296	792	574
Other	2,243	1,853	4,063	3,617
Total non-interest expense	19,321	17,769	36,783	34,696
Income (loss) before income tax expense	11,291	(8,811)	23,132	(1,124)
Income tax expense (benefit)	2,481	(2,359)	5,123	(695)
Net income (loss)	$8,810	$(6,452)	$18,009	$(429)

Weighted average shares outstanding	4,838	4,808	4,830	4,798
Basic and diluted earnings (loss) per share	$1.82	$(1.35)	$3.73	$(0.09)
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$8,810	$(6,452)	$18,009	$(429)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(308)	1,604	131	12,634
Reclassification adjustment for losses realized in net income	—	17,498	—	17,498
Net unrealized gains (losses) on securities available for sale	(308)	19,102	131	30,132
Tax effect	(81)	4,894	35	7,784
Net of tax amount	(227)	14,208	96	22,348

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of net actuarial loss	8	8	16	16
Total before tax effect	8	8	16	16
Tax effect	2	2	4	4
Net of tax amount	6	6	12	12

Total other comprehensive income (loss)	(221)	14,214	108	22,360

Comprehensive income	$8,589	$7,762	$18,117	$21,931

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2025	$53	$48,157	$252,195	$(15,180)	$(56,919)	$228,306

Net income (loss)	—	—	(6,452)	—	—	(6,452)
Other comprehensive income	—	—	—	—	14,214	14,214
Restricted stock awards	—	347	—	—	—	347
Restricted stock units for directors' deferred compensation plan	—	5	—	—	—	5
Distribution of 1,284 shares of treasury stock grants for employee restricted stock awards	—	(38)	—	38	—	—
Cash dividends declared ($0.32 per share)	—	—	(1,532)	—	—	(1,532)
Withholding of 97 shares of common stock (b)	—	—	—	(5)	—	(5)
Sale of 1,772 shares of treasury stock (a)	—	31	—	52	—	83
Balances at June 30, 2025	$53	$48,502	$244,211	$(15,095)	$(42,705)	$234,966

Balances at March 31, 2026	$53	$49,194	$264,044	$(14,638)	$(35,724)	$262,929

Net income	—	—	8,810	—	—	8,810
Other comprehensive loss	—	—	—	—	(221)	(221)
Restricted stock awards	—	387	—	—	—	387
Restricted stock units for directors' deferred compensation plan	—	6	—	—	—	6
Cash dividends declared ($0.34 per share)	—	—	(1,638)	—	—	(1,638)
Withholding of 147 shares of common stock (b)	—	—	—	(11)	—	(11)
Sale of 1,599 shares of treasury stock (a)	—	51	—	48	—	99
Balances at June 30, 2026	$53	$49,638	$271,216	$(14,601)	$(35,945)	$270,361
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Withheld shares of common stock represent shares withheld to cover employee taxes on vesting shares.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2025	$53	$48,783	$247,705	$(16,167)	$(65,065)	$215,309
Net income (loss)	—	—	(429)	—	—	(429)
Other comprehensive income	—	—	—	—	22,360	22,360
Restricted stock awards	—	641	—	—	—	641
Restricted stock units for directors' deferred compensation plan	—	11	—	—	—	11
Distribution of 27,531 shares of treasury stock grants for employee restricted stock awards	—	(802)	—	802	—	—
Cash dividends declared ($0.64 per share)	—	—	(3,065)	—	—	(3,065)
Distribution of 7,625 shares of treasury stock for directors' compensation	—	(222)	—	222	—	—
Withholding of 1,903 shares of common stock (b)	—	—	—	(90)	—	(90)
Sale of 4,730 shares of treasury stock (a)	—	91	—	138	—	229
Balances at June 30, 2025	$53	$48,502	$244,211	$(15,095)	$(42,705)	$234,966

Balances at January 1, 2026	$53	$49,547	$256,484	$(15,322)	$(36,053)	$254,709

Net income	—	—	18,009	—	—	18,009
Other comprehensive income	—	—	—	—	108	108
Restricted stock awards	—	736	—	—	—	736
Restricted stock units for directors' deferred compensation plan	—	12	—	—	—	12
Distribution of 22,448 shares of treasury stock grants for employee restricted stock awards	—	(664)	—	664	—	—
Cash dividends declared ($0.68 per share)	—	—	(3,277)	—	—	(3,277)
Distribution of 7,775 shares of treasury stock for directors' compensation	—	(230)	—	230	—	—
Withholding of 3,258 shares of common stock (b)	—	—	—	(184)	—	(184)
Sale of 4,412 shares of treasury stock (a)	—	126	—	131	—	257
Forfeiture of 2,096 shares of restricted stock awards	—	111	—	(120)	—	(9)
Balances at June 30, 2026	$53	$49,638	$271,216	$(14,601)	$(35,945)	$270,361

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Withheld shares of common stock represent shares withheld to cover employee taxes on vesting shares.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2026	2025
Net income (loss)	$18,009	$(429)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	454	307
Provision for credit losses	1,162	2,237
Losses (gains) on disposal of fixed assets, net	—	(616)
Depreciation and amortization of fixed assets	970	941
Amortization of premiums on securities, net	324	1,097
(Gains) on sales of loans held for sale, net	(68)	(91)
Proceeds from sales of loans held for sale	3,670	4,842
Loans originated and held for sale	(3,927)	(6,963)
Losses on sales of other real estate owned, net	—	8
Change in fair value of equity investments, net	(201)	(61)
Losses on securities transactions, net	—	17,498
Write down of equity investments	289	—
Purchases of equity investments, net	(115)	(91)
Amortization of deferred costs on subordinated debt	51	4
Losses (gains) on interest rate swaps, net	(68)	66
Income from bank-owned life insurance	(14)	(16)
Decrease (increase) in accrued interest receivable	(236)	666
(Increase) in other assets	(271)	(1,059)
(Decrease) in accrued interest payable	(269)	(69)
(Decrease) in other liabilities	(1,788)	(1,687)
(Payments on) operating leases	(438)	(310)
Expense related to restricted stock units for directors' deferred compensation plan	12	11
Expense related to employee restricted stock awards	727	641
Net cash provided by operating activities	18,273	16,926
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales, maturities, calls, and principal paydowns on securities available for sale	11,362	255,645
Proceeds from sales, maturities and principal collected on securities held to maturity	80	128
Purchases of securities held to maturity	(1,000)	—
Purchases of FHLBNY and FRBNY stock	(12,180)	(10,322)
Redemption of FHLBNY and FRBNY stock	11,956	12,613
Proceeds from sales of fixed assets	—	1,300
Purchases of premises and equipment	(456)	(688)
Proceeds from sale of other real estate owned	—	347
Proceeds from bank owned life insurance	280	—
(Increase) in loans, net	(97,656)	(61,955)
Net cash provided by (used in) investing activities	(87,614)	197,068
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, interest-bearing demand, savings, and insured money market deposits	124,502	77,521
(Decrease) in time deposits	(31,242)	(5,442)
(Decrease) in FHLBNY overnight advances, net	(44,520)	(54,110)
Increase in FHLBNY term advances, net	47,000	—
(Payments on) finance leases	(179)	(163)
Proceeds from subordinated debt issuance	—	45,000
Payment of subordinated debt issuance costs	—	(858)
Purchase of treasury stock	(184)	(90)
Sale of treasury stock	257	229
Cash dividends paid	(3,277)	(3,065)
Net cash provided by financing activities	92,357	59,022
Increase in cash and cash equivalents, net	23,016	273,016
Cash and cash equivalents, beginning of period	50,097	47,035
Cash and cash equivalents, end of period	$73,113	$320,051
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2026	2025
Cash paid for:
Interest	$20,491	$24,176
Income taxes	6,560	3,723

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	1,895	—
Right-of-use assets obtained through operating lease liabilities	941	80
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

Accounting Standards Pending Adoption
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which will require enhanced disaggregation of certain expense categories in the notes to the financial statements. The standard is effective for public business entities for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and can be adopted on either a prospective or retrospective basis. The Corporation is evaluating the impact the standard will have on its disclosures and expects to provide additional disclosures upon adoption. The Corporation has not determined whether it will adopt the standard prospectively or retrospectively.

NOTE 2        EARNINGS PER COMMON SHARE

Basic earnings per share is calculated using the two-class method, which is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, excluding participating securities. All outstanding unvested share-based payment awards, including those related to directors' and employee stock awards, contain rights to non-forfeitable dividends and are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. There were no dilutive securities issuable or outstanding for the three and six month periods ended June 30, 2026 and 2025, respectively.

The calculation of basic earnings per share for the three and six month periods ended June 30, 2026 and 2025 is shown below (in thousands, except share and per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$8,810	$(6,452)	$18,009	$(429)
(Less) allocation of earnings & dividends to participating securities	(122)	96	(238)	6
Net income (loss) available to common shareholders	$8,688	$(6,356)	$17,771	$(423)

Weighted average common shares outstanding	4,837,694	4,808,078	4,830,485	4,798,462
(Less) participating securities	(67,278)	(71,689)	(63,852)	(64,817)
Weighted average number of shares outstanding used in the calculation of basic earnings per share	4,770,416	4,736,389	4,766,633	4,733,645
Basic earnings (loss) per common share	$1.82	$(1.35)	$3.73	$(0.09)

NOTE 3        SECURITIES

The following tables present the amortized cost and estimated fair value of securities available for sale as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Mortgage-backed securities, residential	$284,959	$19	$45,374	$—	$239,604
Collateralized mortgage obligations	2,977	—	116	—	2,861
Obligations of states and political subdivisions	10,016	—	308	—	9,708
Corporate bonds and notes	18,250	3	1,383	—	16,870
Total	$316,202	$22	$47,181	$—	$269,043

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Mortgage-backed securities, residential	$295,595	$76	$45,296	$—	$250,375
Collateralized mortgage obligations	2,990	—	59	—	2,931
Obligations of states and political subdivisions	10,553	—	243	—	10,310
Corporate bonds and notes	18,750	—	1,768	—	16,982
Total	$327,888	$76	$47,366	$—	$280,598

The following tables present the amortized cost and estimated fair value of securities held to maturity as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,560	$—	$—	$—	$1,560

	December 31, 2025
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$640	$—	$—	$—	$640

There were no proceeds from sales and calls of securities resulting in gains or losses for the three and six month periods ended June 30, 2026. During the three months ended June 30, 2025, the Corporation sold available for sale securities with a book value of $244.8 million, resulting in a realized pre-tax loss of $17.5 million. Proceeds from and the gross realized gains and losses on sales and calls of securities available for sale for the three and six month periods ended June 30, 2025 are presented below (in thousands).

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

	June 30, 2026
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$466	$464	$1,000	$1,000
After one, but within five years	3,362	3,185	560	560
After five, but within ten years	24,438	22,929	—	—
After ten years	—	—	—	—
	28,266	26,578	1,560	1,560
Mortgage-backed securities, residential	284,959	239,604	—	—
Collateralized mortgage obligations	2,977	2,861	—	—
Total	$316,202	$269,043	$1,560	$1,560

Securities pledged as of June 30, 2026 and December 31, 2025 had a carrying value of $202.1 million and $178.2 million, respectively, and were pledged to secure public deposits.

The following tables summarize the investment securities available for sale with unrealized losses as of June 30, 2026 and December 31, 2025 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$—	$—	$234,609	$45,374	$234,609	$45,374
Collateralized mortgage obligations	2,861	116	—	—	2,861	116
Obligations of states and political subdivisions	2,574	31	7,134	277	9,708	308
Corporate bonds and notes	—	—	15,867	1,383	15,867	1,383
Total	$5,435	$147	$257,610	$47,034	$263,045	$47,181

	Less than 12 months		12 months or longer		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$—	$—	$245,329	$45,296	$245,329	$45,296
Collateralized mortgage obligations	2,931	59	—	—	2,931	59
Obligations of states and political subdivisions	—	—	9,845	243	9,845	243
Corporate bonds and notes	984	16	15,998	1,752	16,982	1,768
Total	$3,915	$75	$271,172	$47,291	$275,087	$47,366

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility in earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether potential credit losses exist. The following is a discussion of the credit quality characteristics of portfolio segments carrying material unrealized losses as of June 30, 2026.

Obligations of U.S. Governmental agencies and sponsored enterprises:
As of June 30, 2026, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Unrealized losses attributable to mortgage-backed securities were 96.2% of total unrealized losses on available for sale securities as of June 30, 2026. Declines in fair value were attributable to changes in interest rates, not credit quality. The Corporation does not have the intent, and is not likely to be required, to sell these securities prior to anticipated recovery. Due to affiliations with U.S. governmental agencies and/or enterprises, the Corporation considers these obligations to carry zero loss estimates, and has not recorded an allowance for credit losses as of June 30, 2026.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Unrealized losses attributable to corporate bonds and notes were 2.9% of total unrealized losses on available for sale securities as of June 30, 2026. Management considers the credit quality of these investments on an individual basis. Management reviewed the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The decreases in fair value were attributable to changes in interest rates. Therefore, the Corporation considers the potential credit risk of these issuers to be immaterial, and has not recorded an allowance for credit losses as of June 30, 2026.

Equity Investments
The Corporation maintains a non-qualified deferred compensation plan to allow a select group of management and employees the opportunity to defer all or a portion of their annual compensation, and treats assets held under this plan as equity investments. As of June 30, 2026 and December 31, 2025, the fair value of investments held in relation to the deferred compensation plan was $3.5 million and $3.2 million, respectively. The Corporation also held $0.1 million and $0.6 million of marketable securities as equity investments as of June 30, 2026 and December 31, 2025, respectively. During the three months ended June 30, 2026, the Corporation recognized a $0.3 million write-down of a legacy non-marketable equity investment following the reassessment of the investment's carrying value, which included consideration of additional qualitative information regarding its expected recoverability. The Corporation transferred the remaining carrying value of the investment to other assets based on its economic substance as of June 30, 2026.

NOTE 4        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Commercial and industrial	$328,365	$324,185
Commercial real estate:
Construction	131,885	120,418
Owner occupied commercial real estate	183,705	178,620
Non-owner occupied commercial real estate	1,201,796	1,110,689
Residential mortgages	286,875	286,885
Consumer loans:
Home equity lines and loans	115,628	109,723
Indirect consumer loans	112,767	132,699
Direct consumer loans	6,130	6,342
Total loans, net of deferred loan fees and costs	2,367,151	2,269,561
Allowance for credit losses	(25,232)	(24,209)
Loans, net	$2,341,919	$2,245,352
The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk associated with standby letters of credit, committed lines of credit, and commitments to originate new loans generally follow the loan classifications in the table above.
Accrued interest receivable on loans totaled $9.3 million as of June 30, 2026 and $8.9 million as of December 31, 2025, and is included in the accrued interest receivable and other assets line item on the Consolidated Balance Sheets, and is excluded from both the amortized cost basis of loans and estimate of the allowance for credit losses, as presented in this Note. Deferred loan costs, net of deferred loan fees, included in the amortized cost basis of loans as presented in this Note, totaled $3.6 million as of June 30, 2026 and $4.1 million as of December 31, 2025.
As of June 30, 2026, loans held for sale included $2.3 million in commercial credit card balances and $0.1 million in residential mortgages. Loans held for sale are excluded from the amortized cost basis of loans, as presented in this Note.
The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Beginning balance, April 1, 2026	$4,339	$15,643	$2,397	$2,511	$24,890
Charge-offs	—	—	(8)	(358)	(366)
Recoveries	5	—	3	198	206
Net recoveries (charge-offs)	5	—	(5)	(160)	(160)
Provision (credit) (1)	(131)	555	9	69	502
Ending balance, June 30, 2026	$4,213	$16,198	$2,401	$2,420	$25,232

(1)Additional provision related to off-balance sheet exposure was $59 thousand for the three months ended June 30, 2026.

	Three Months Ended June 30, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Beginning balance, April 1, 2025	$5,153	$12,089	$2,473	$2,807	$22,522
Charge-offs	(772)	—	—	(348)	(1,120)
Recoveries	4	1	5	118	128
Net recoveries (charge-offs)	(768)	1	5	(230)	(992)
Provision (1)	139	624	119	253	1,135
Ending balance, June 30, 2025	$4,524	$12,714	$2,597	$2,830	$22,665

(1)Additional provision related to off-balance sheet exposure was $10 thousand for the three months ended June 30, 2025.

	Six Months Ended June 30, 2026
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2026	$4,524	$14,363	$2,788	$2,534	$24,209
Charge-offs	(1)	(310)	(8)	(784)	(1,103)
Recoveries	682	1	32	322	1,037
Net recoveries (charge-offs)	681	(309)	24	(462)	(66)
Provision (credit) (1)	(992)	2,144	(411)	348	1,089
Ending balance, June 30, 2026	$4,213	$16,198	$2,401	$2,420	$25,232

(1)Additional provision related to off-balance sheet exposure was $73 thousand for the six months ended June 30, 2026.

	Six Months Ended June 30, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2025	$4,520	$11,214	$2,259	$3,395	$21,388
Charge-offs	(777)	—	—	(742)	(1,519)
Recoveries	9	2	10	244	265
Net recoveries (charge-offs)	(768)	2	10	(498)	(1,254)
Provision (credit) (1)	772	1,498	328	(67)	2,531
Ending balance, June 30, 2025	$4,524	$12,714	$2,597	$2,830	$22,665

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

The following table presents the activity in the allowance for credit losses on unfunded commitments for the three and six month periods ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Allowance for credit losses on unfunded commitments	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning balance	$600	$538	$586	$842
Provision for credit losses on unfunded commitments	59	10	73	(294)
Ending balance	$659	$548	$659	$548

The following table presents the provision for credit losses on loans and unfunded commitments for the three and six month periods ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Provision for credit losses	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Provision for credit losses on loans	$502	$1,135	$1,089	$2,531
Provision for credit losses on unfunded commitments	59	10	73	(294)
Total provision for credit losses	$561	$1,145	$1,162	$2,237

The following tables present the balance in the allowance for credit losses by portfolio segment, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$662	$1,385	$—	$—	$2,047
Collectively analyzed	3,551	14,813	2,401	2,420	23,185
Total ending allowance balance	$4,213	$16,198	$2,401	$2,420	$25,232

	December 31, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$641	$506	$—	$—	$1,147
Collectively analyzed	3,883	13,857	2,788	2,534	23,062
Total ending allowance balance	$4,524	$14,363	$2,788	$2,534	$24,209

The following tables present the amortized cost basis of loans by portfolio segment, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
Amortized cost basis of loans:	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$3,072	$2,564	$—	$307	$5,943
Collectively analyzed	325,293	1,514,822	286,875	234,218	2,361,208
Total ending loans balance	$328,365	$1,517,386	$286,875	$234,525	$2,367,151

	December 31, 2025
Amortized cost basis of loans:	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$693	$3,167	$—	$327	$4,187
Collectively analyzed	323,492	1,406,560	286,885	248,437	2,265,374
Total ending loans balance	$324,185	$1,409,727	$286,885	$248,764	$2,269,561

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

The following tables summarize the amortized cost basis of loans modified during the three and six month periods ended June 30, 2026 (in thousands):

	Three Months Ended June 30, 2026
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial and industrial	$—	$—	$—	$198	$—	$198	0.06%
Commercial real estate
Non-owner occupied commercial real estate	—	—	—	3,549	—	3,549	0.30%
Total	$—	$—	$—	$3,747	$—	$3,747

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	Six Months Ended June 30, 2026
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial and industrial	$—	—	$130	$198	$—	$328	0.10%
Commercial real estate:
Non-owner occupied commercial real estate	—	—	—	3,549	—	3,549	0.30%
Total	$—	$—	$130	$3,747	$—	$3,877

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

There were no loan modifications to borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2025.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2026 (in thousands):

Three Months Ended June 30, 2026
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Commercial and industrial	$—	—%	0 months	79 months
Commercial real estate:
Non-owner occupied commercial real estate	$—	—%	0 months	79 months

Six Months Ended June 30, 2026
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)
Commercial and industrial	$—	—%	36 months	79 months
Commercial real estate:
Non-owner occupied commercial real estate	$—	—%	0 months	79 months

There were no loans that experienced a payment default within twelve months of modification during the three and six month periods ended June 30, 2026 and 2025.

The Corporation had no outstanding commitments to lend additional amounts to borrowers for which modifications subject to ASU 2022-02 were made during the three and six month periods ended June 30, 2026 and 2025.

The Corporation monitors the performance of loans that have previously been modified under the guidance of ASU 2022-02 in order to gauge the effectiveness of modifications, and to determine the degree to which borrowers continue to demonstrate financial weakness following modification. The following tables present the performance of such loans that were modified in the twelve month periods preceding June 30, 2026 and June 30, 2025 (in thousands):

	Twelve Months Ended June 30, 2026
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$329	$329
Commercial real estate:
Non-owner occupied commercial real estate	—	—	—	7,884	7,884
Residential mortgages	—	—	—	159	159
Total	$—	$—	$—	$8,372	$8,372

	Twelve Months Ended June 30, 2025
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$351	$351
Commercial real estate:
Owner occupied commercial real estate	—	—	—	372	372
Total	$—	$—	$—	$723	$723

Collateral-Dependent Individually Analyzed Loans
As of June 30, 2026, the amortized cost basis of individually analyzed loans totaled $5.9 million, of which $3.3 million were considered collateral-dependent, and as of December 31, 2025, the amortized cost basis of individually analyzed loans totaled $4.2 million, of which $2.2 million were considered collateral-dependent. For collateral-dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.
Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage. The Corporation closely monitors trends in real estate values throughout its market area to determine whether collateral values, after appropriate discounting, are likely to be sufficient to extinguish existing borrower indebtedness.
The following table presents the amortized cost basis and related allowance for credit losses of individually analyzed loans considered to be collateral-dependent as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost Basis	Related Allowance	Amortized Cost Basis	Related Allowance
Commercial and industrial (2)(3)(4)	$2,410	$—	$50	$—
Commercial real estate:
Owner occupied commercial real estate (1)	51	—	629	4
Non-owner occupied commercial real estate (1)	520	210	1,167	199
Consumer loans:
Home equity lines and loans (2)	307	—	327	—
Total	$3,288	$210	$2,173	$203

(1) Secured by commercial real estate.
(2) Secured by residential real estate.
(3) Secured by business assets.
(4) Secured by other collateral.

The following table presents the amortized cost basis of nonaccrual loans without an associated allocation in the allowance for credit losses, total nonaccrual loans, and loans past due greater than 90 days and still accruing, by class of loan as of June 30, 2026 and December 31, 2025 (in thousands):

	Nonaccrual with No Allowance for Credit Losses		Nonaccrual		Loans Past Due 90 Days or More and Still Accruing
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Commercial and industrial	$2,496	$136	$3,159	$779	$—	$17
Commercial real estate:
Construction	—	—	—	—	—	—
Owner occupied commercial real estate	51	625	51	629	—	—
Non-owner occupied commercial real estate	16	23	2,513	2,538	—	—
Residential mortgages	1,342	1,753	1,342	1,753	—	—
Consumer loans:
Home equity lines and loans	979	1,005	979	1,005	—	—
Indirect consumer loans	1,038	1,117	1,038	1,117	—	—
Direct consumer loans	78	87	78	87	—	—
Total	$6,000	$4,746	$9,160	$7,908	$—	$17

There was an immaterial amount of interest income recognized on nonaccrual loans for the three and six month periods ended June 30, 2026 and 2025. Payments received on nonaccrual loans are generally applied to principal using the cost recovery method.

The following tables present the aging of the amortized cost basis of loans as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$175	$86	$261	$328,104	$328,365
Commercial real estate:
Construction	—	—	—	—	131,885	131,885
Owner occupied commercial real estate	756	—	—	756	182,949	183,705
Non-owner occupied commercial real estate	377	—	520	897	1,200,899	1,201,796
Residential mortgages	3,218	1,414	836	5,468	281,407	286,875
Consumer loans:
Home equity lines and loans	229	711	330	1,270	114,358	115,628
Indirect consumer loans	1,544	352	324	2,220	110,547	112,767
Direct consumer loans	31	18	3	52	6,078	6,130
Total	$6,155	$2,670	$2,099	$10,924	$2,356,227	$2,367,151

	December 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$817	$55	$36	$908	$323,277	$324,185
Commercial real estate:
Construction	—	—	—	—	120,418	120,418
Owner occupied commercial real estate	105	—	96	201	178,419	178,620
Non-owner occupied commercial real estate	—	—	2,538	2,538	1,108,151	1,110,689
Residential mortgages	1,277	693	901	2,871	284,014	286,885
Consumer loans:
Home equity lines and loans	747	26	249	1,022	108,701	109,723
Indirect consumer loans	2,312	656	616	3,584	129,115	132,699
Direct consumer loans	23	16	5	44	6,298	6,342
Total	$5,281	$1,446	$4,441	$11,168	$2,258,393	$2,269,561

Credit Quality Indicators

The Corporation establishes a risk rating at origination for all commercial loans. The primary factors considered in assigning risk ratings include, but are not limited to, historic and future debt service coverage, collateral position, operating performance, liquidity, leverage, payment history, management ability, and the customer’s industry. Commercial relationship managers monitor all loans in their respective portfolios for any changes in the borrower’s ability to service its debt and affirm the risk ratings for the loans at least annually.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans. Loans listed as not rated are included in groups of homogeneous loans performing under the terms of the loan notes.

Based on the analyses performed as of June 30, 2026, the amortized cost basis of loans by class, risk category, and vintage, as well as gross charge-offs by class and vintage for the six month period ended June 30, 2026, were as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2026	2025	2024	2023	2022	Prior
Commercial and industrial
Pass	$18,513	$46,855	$18,377	$20,073	$23,330	$29,493	$145,798	$2,305	$304,744
Special mention	—	1,278	23	505	2,116	1,291	11,007	3,622	19,842
Substandard	—	—	209	—	—	34	418	2,415	3,076
Doubtful	—	—	—	—	—	532	101	70	703
Total	18,513	48,133	18,609	20,578	25,446	31,350	157,324	8,412	328,365
Gross charge-offs	—	—	—	—	—	1	—	—	1
Construction
Pass	26,099	56,301	18,627	27,506	1,060	1,212	1,080	—	131,885
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	26,099	56,301	18,627	27,506	1,060	1,212	1,080	—	131,885
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner occupied commercial real estate
Pass	13,032	48,539	22,335	19,226	22,362	40,871	732	31	167,128
Special mention	—	—	—	2,105	1,617	8,255	2,995	—	14,972
Substandard	—	1,196	—	—	—	409	—	—	1,605
Doubtful	—	—	—	—	—	—	—	—	—
Total	13,032	49,735	22,335	21,331	23,979	49,535	3,727	31	183,705
Gross charge-offs	—	—	—	—	—	—	—	—	—
Non-owner occupied commercial real estate
Pass	95,125	162,847	102,405	99,937	252,875	389,364	10,134	705	1,113,392
Special mention	—	1,050	947	15,203	19,442	49,074	—	—	85,716
Substandard	—	1,993	—	—	—	192	—	—	2,185
Doubtful	—	—	—	503	—	—	—	—	503
Total	95,125	165,890	103,352	115,643	272,317	438,630	10,134	705	1,201,796
Gross charge-offs	—	—	—	310	—	—	—	—	310
Residential mortgages
Not rated	13,992	40,886	21,670	16,573	48,760	143,043	—	—	284,924
Special mention	—	—	—	—	—	425	—	—	425
Substandard	—	—	—	69	223	1,234	—	—	1,526
Total	13,992	40,886	21,670	16,642	48,983	144,702	—	—	286,875
Gross charge-offs	—	—	—	—	—	8	—	—	8
Home equity lines and loans
Not rated	4,306	7,229	10,093	7,478	9,520	12,767	61,940	1,316	114,649
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	62	78	262	160	15	402	979
Total	4,306	7,229	10,155	7,556	9,782	12,927	61,955	1,718	115,628
Gross charge-offs	—	—	—	—	—	3	—	—	3
Indirect consumer
Not rated	11,673	20,228	21,157	25,515	28,240	4,843	—	—	111,656
Substandard	—	150	326	360	207	68	—	—	1,111
Total	11,673	20,378	21,483	25,875	28,447	4,911	—	—	112,767
Gross charge-offs	—	91	296	173	156	27	—	—	743
Direct consumer
Not rated	1,064	1,192	945	442	258	147	2,056	13	6,117
Substandard	—	—	—	3	—	—	10	—	13
Total	1,064	1,192	945	445	258	147	2,066	13	6,130
Gross charge-offs	—	11	15	6	4	1	—	1	38

Total loans	$183,804	$389,744	$217,176	$235,576	$410,272	$683,414	$236,286	$10,879	$2,367,151

Total gross charge-offs	$—	$102	$311	$489	$160	$40	$—	$1	$1,103

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

Equity Investments: Securities that are held to fund a non-qualified deferred compensation plan and securities that have a readily determinable fair market value are recorded with changes in fair value included in earnings. The fair values of equity investments is determined by quoted market prices (Level 1 inputs).

Collateral-Dependent Loans: Individually analyzed loans which receive a specific allocation as part of the allowance for credit losses or have been partially charged off and are considered collateral-dependent are carried at fair value. For collateral-dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, typically resulting in the utilization of Level 3 inputs. These loans are analyzed on a quarterly basis for additional credit losses and adjusted accordingly.

Other Real Estate Owned (OREO) & Repossessed Vehicles: Assets acquired through or in lieu of loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Subsequent declines in fair value are recorded through the establishment of a valuation allowance, which may be reversed should fair value increase after the establishment of the valuation allowance.

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

The fair value of repossessed vehicles is estimated based on expected net liquidation proceeds on the sale of vehicles using an internally developed recovery rate, typically resulting in a Level 3 classification of inputs. The estimated recovery rate is applied to the then outstanding loan balance at the point of repossession and transfer to bank-owned assets, and is based primarily upon the Corporation's recent historical loss experience for similar repossessed vehicle loans.

Derivatives: The fair value of interest rate swaps is based on valuation models using observable market data as of the measurement date (Level 2 inputs). Derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair value of derivatives is determined using quantitative models utilizing multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of any applicable credit enhancements, such as collateral postings. Although the Corporation has determined the majority of inputs used to value its derivatives are considered Level 2 inputs, credit valuation adjustments are based on credit default rate assumptions, which are considered Level 3 inputs. As of June 30, 2026, the Corporation evaluated the effect of credit valuation adjustments on the fair value of its derivative positions, and determined their impact was not significant; accordingly, the Corporation classifies the entirety of its derivative valuations within Level 2 of the hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement as of June 30, 2026 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$239,604	$—	$239,604	$—
Collateralized mortgage obligations	2,861	—	2,861	—
Obligations of states and political subdivisions	9,708	—	9,708	—
Corporate bonds and notes	16,870	—	12,403	4,467
Total available for sale securities	$269,043	$—	$264,576	$4,467

Equity investments, at fair value	$3,605	$3,605	$—	$—
Derivative assets	$17,548	$—	$17,548	$—

Financial Liabilities:
Derivative liabilities	$17,612	$—	$17,612	$—

		Fair Value Measurement as of December 31, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$250,375	$—	$250,375	$—
Collateralized mortgage obligations	2,931	—	2,931	—
Obligations of states and political subdivisions	10,310	—	10,310	—
Corporate bonds and notes	16,982	—	12,620	4,362
Total available for sale securities	$280,598	$—	$276,236	$4,362

Equity investments, at fair value	$3,288	$3,288	$—	$—
Derivative assets	$17,280	$—	$17,280	$—

Financial Liabilities:
Derivative liabilities	$17,412	$—	$17,412	$—

The Corporation transfers assets and liabilities between levels within the fair value inputs hierarchy when methodologies to obtain fair value change such that there are either more or fewer unobservable inputs as of the end of the indicated reporting period. The Corporation utilizes a beginning of reporting period timing assumption when recognizing transfers between hierarchy levels, consistent with ASC 820-10-50-2.
There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2026 and 2025.
There were no transfers between Level 2 and Level 3 during the three and six month periods ended June 30, 2026. During the three month period ended June 30, 2025, the Corporation transferred 13 corporate subordinated debt issuances from Level 3 to Level 2 due to improved availability of observable market data for the issuances or similar issuances. The increased availability of observable inputs was attributable, in part, to greater issuance activity for comparable subordinated debt and improved market liquidity. During the six month period ended June 30, 2025, the Corporation transferred seven corporate subordinated debt issuances from Level 2 to Level 3 due to the lack of observable market data for the issuances or similar issuances. These transfers occurred during the three month period ended March 31, 2025. Each of these seven issuances was subsequently transferred back to Level 2 during the three month period ended June 30, 2025 and was included in the 13 issuances transferred from Level 3 to Level 2 during that period. Additionally, during the three month period ended June 30, 2025, one corporate subordinated debt issuance previously classified within Level 3 was redeemed by the issuer prior to its initial call date due to merger-related regulatory requirements, totaling $1.0 million.
The following tables present a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six month periods ended June 30, 2026 and 2025, and qualitative information regarding Level 3 significant unobservable inputs as of June 30, 2026 and December 31, 2025 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Level 3 Financial Assets - Corporate bonds and notes	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance of recurring Level 3 assets as of beginning of period	$4,548	$21,859	$4,362	$12,132
Total gains or losses for the period:
Included in other comprehensive income	(81)	51	105	894
Repayments, calls, and maturities	—	—	—	(1,000)
Transfers into Level 3	—	—	—	9,884
Transfers out of Level 3	—	(16,030)	—	(16,030)
Balance of recurring Level 3 assets as of end of period	$4,467	$5,880	$4,467	$5,880

June 30, 2026	Fair Value	Valuation Technique	Unobservable Input	Range [Weighted Average] as of June 30, 2026
Corporate bonds and notes	$4,467	Discounted cash flow	Market discount rate	9.75% - 9.75% [9.75%]

December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Range [Weighted Average] as of December 31, 2025
Corporate bonds and notes	$4,362	Discounted cash flow	Market discount rate	10.00% - 10.00% [10.00%]

Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025 are summarized below (in thousands):

		Fair Value Measurement as of June 30, 2026 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial real estate:
Non-owner occupied commercial real estate	$294	$—	$—	$294

Other real estate owned:
Commercial real estate:
Non-owner occupied commercial real estate	$1,724	$—	$—	$1,724
Residential mortgages	171	—	—	171
Total other real estate owned, net	$1,895	$—	$—	$1,895

Repossessed vehicles	$156	$—	$—	$156

		Fair Value Measurement as of December 31, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial real estate:
Non-owner occupied commercial real estate	$945	$—	$—	$945

Repossessed vehicles	$257	$—	$—	$257

The following tables present quantitative information regarding Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

Description	Fair Value as of June 30, 2026	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of June 30, 2026
Collateral-dependent loans:
Commercial real estate:
Non-owner occupied commercial real estate	$294	Sales comparison	Adjustment to appraised value	10.00% - 10.00% [10.00%]

Other real estate owned:
Commercial real estate:
Non-owner occupied commercial real estate	$374	Sales comparison	Adjustment to appraised value	10.00% - 10.00% [10.00%]
Non-owner occupied commercial real estate	1,350	Income approach	Adjustment to appraised value	10.00% - 10.00% [10.00%]
Residential mortgages	171	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$1,895

Repossessed vehicles	$156	Estimated liquidation value	Estimated recovery rate	50.00% - 50.00% [50.00%]

Description	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of December 31, 2025
Collateral-dependent loans:
Commercial real estate:
Non-owner occupied commercial real estate	$945	Income approach	Adjustment to appraised value	10.00% - 10.00% [10.00%]

Repossessed vehicles	$257	Estimated liquidation value	Estimated recovery rate	50.00% - 50.00% [50.00%]

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments, as of June 30, 2026 and December 31, 2025, are as follows (in thousands):

	June 30, 2026
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$28,994	$28,994	$—	$—	$28,994
Interest-earning deposits in other financial institutions	44,119	44,119	—	—	44,119
Equity investments	3,605	3,605	—	—	3,605
Securities available for sale	269,043	—	264,576	4,467	269,043
Securities held to maturity	1,560	—	—	1,560	1,560
FHLBNY and FRBNY stock	9,690	—	—	—	N/A
Loans, net of deferred loan fees and loans held for sale	2,369,578	—	—	2,294,095	2,294,095
Derivative assets	17,548	—	17,548	—	17,548
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,931,560	$1,931,560	$—	$—	$1,931,560
Time deposits	432,374	—	432,968	—	432,968
FHLBNY advances	89,590	—	89,595	—	89,595
Subordinated debt, net of deferred issuance costs	44,079	—	46,852	—	46,852
Derivative liabilities	17,612	—	17,612	—	17,612

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	December 31, 2025
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$22,772	$22,772	$—	$—	$22,772
Interest-earning deposits in other financial institutions	27,325	27,325	—	—	27,325
Equity investments	3,765	3,765	—	—	3,765
Securities available for sale	280,598	—	276,236	4,362	280,598
Securities held to maturity	640	—	—	640	640
FHLBNY and FRBNY stock	9,466	—	—	—	N/A
Loans, net of deferred loan fees and loans held for sale	2,271,663	—	—	2,209,059	2,209,059
Derivative assets	17,280	—	17,280	—	17,280
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,807,058	$1,807,058	$—	$—	$1,807,058
Time deposits	463,616	—	464,144	—	464,144
FHLBNY overnight advances	87,110	—	87,126	—	87,126
Subordinated debt, net of issuance costs	44,028	—	46,350	—	46,350
Derivative liabilities	17,412	—	17,412	—	17,412

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 6        LEASES

Operating Leases

The Corporation leases certain properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of June 30, 2026, the weighted average remaining lease term was 5.54 years with a weighted average discount rate of 3.59%. Rent expense was $0.3 million for the three months ended June 30, 2026. Rent expense was $0.5 million for the six months ended June 30, 2026. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased properties as of June 30, 2026 and December 31, 2025 classified as operating leases consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$4,755	$5,446
Less: accumulated amortization	(454)	(771)
Add: new leases/lease modifications	941	80
Operating lease right-of-use-assets, net	$5,242	$4,755

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of June 30, 2026 (in thousands):

Year	Amount
2026	$584
2027	1,178
2028	1,051
2029	1,038
2030	913
2031 and thereafter	1,232
Total minimum lease payments	5,996
Less: amount representing interest	(556)
Present value of net minimum lease payments	$5,440

As of June 30, 2026, the Corporation had no operating leases that were signed but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2044. As of June 30, 2026, the weighted average remaining lease term of finance leases was 10.44 years with a weighted average discount rate of 4.12%. The Corporation has included these leases in premises and equipment as of June 30, 2026 and December 31, 2025 as follows (in thousands):

	June 30, 2026	December 31, 2025
Buildings	$6,507	$6,507
Less: accumulated amortization	(3,804)	(3,615)
Net book value	$2,703	$2,892

The following is a schedule by year of future minimum lease payments under finance leases, together with the present value of net minimum lease payments as of June 30, 2026 (in thousands):

Year	Amount
2026	$253
2027	505
2028	505
2029	511
2030	317
2031 and thereafter	2,119
Total minimum lease payments	4,210
Less: amount representing interest	(945)
Present value of net minimum lease payments	$3,265

As of June 30, 2026, the Corporation had one finance lease for a branch in West Seneca, New York that was signed, but had not yet commenced.

Related Party Transactions
The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $9 thousand per month. Rent and CAM related expenses paid to this Board member totaled $28 thousand for each of the three month periods ended June 30, 2026 and 2025, respectively. Rent and CAM related expenses paid to this Board member totaled $55 thousand for each of the six month periods ended June 30, 2026 and 2025, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the six month periods ended June 30, 2026 and 2025 were as follows (in thousands):

	2026	2025
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance June 30,	$21,824	$21,824

The Corporation had no aggregate amortization expense for the six month periods ended June 30, 2026 and 2025.

The amount of goodwill reflected in the Corporation's Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. Goodwill impairment testing is performed annually as of December 31, and no impairment charges were incurred as of the last test on December 31, 2025.

NOTE 8        COMMITMENTS AND CONTINGENCIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection are issued by the Corporation to manage clients' requests for funding and other needs. These instruments are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used and off-balance sheet risk of credit loss exists up to the face amount of these instruments. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral when the commitment is exercised. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.
The following table presents the contractual amounts of financial instruments with off-balance sheet risk as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$11,969	$78,959	$12,410	$63,654
Unused lines of credit	$5,143	$432,928	$5,183	$404,939
Standby letters of credit	$—	$21,877	$—	$18,952
Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of June 30, 2026, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 5.75% to 7.00% and maturities ranging from ten years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of June 30, 2026, the fixed rate commercial draw commitments have interest rates ranging from 6.50% to 7.88%.
Because many commitments and almost all standby letters of credit expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Loan commitments and unused lines of credit have off-balance sheet credit risk because only origination fees are recognized on the Consolidated Balance Sheets until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. These commitments also have off-balance sheet interest rate risk in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled.
The Corporation maintains an allowance for credit losses on unfunded commitments in accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The allowance represents expected future credit losses on financial instruments with off-balance sheet credit risk which are not unconditionally cancellable by the Corporation. As of June 30, 2026 and December 31, 2025, the allowance for credit losses on unfunded commitments was $0.7 million and $0.6 million, respectively.
In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of June 30, 2026, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity.

NOTE 9        BORROWED FUNDS

The following tables summarize the Corporation's borrowed funds outstanding as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Balance	Maturity	Rate
FHLBNY overnight advances	$42,590	July 1, 2026	3.94%
FHLBNY term advances:
Fixed rate advance	47,000	July 22, 2026	3.80%
Subordinated notes, net	44,079	June, 15, 2035	7.75%
Total borrowed funds	$133,669

	December 31, 2025
	Balance	Maturity	Rate
FHLBNY overnight advances	$87,110	January 2, 2026	3.96%
Subordinated notes, net	44,028	June, 15, 2035	7.75%
Total borrowed funds	$131,138
On June 10, 2025, the Corporation issued $45.0 million of 7.75% fixed-to-floating rate subordinated notes due June 15, 2035 in a private offering (the "Notes"). The Notes bear interest at a fixed rate of 7.75% per year, payable semi-annually, for the first five years. From June 15, 2030 to the June 15, 2035 maturity date, the interest rate will adjust to a floating rate equal to a benchmark rate which is expected to be the then-current three-month term SOFR plus 415 basis points, payable quarterly. If the then three-month term SOFR is below zero, the three-month term SOFR for the Notes will be deemed zero. The Notes constitute unsecured and subordinated obligations of the Corporation and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Subject to limited exceptions, the Corporation cannot redeem the Notes before the fifth anniversary of the issuance date. Proceeds, net of debt issuance costs of $1.0 million, were $44.0 million. The Notes qualify at the holding company level as Tier 2 capital under the capital guidelines of the Federal Reserve Board, when applicable. Interest expense for the six months ended June 30, 2026 and June 30, 2025 was $1.8 million and $0.2 million, respectively.
Collateral at the FHLBNY consisted of $256.8 million and $255.1 million of residential mortgage loans and home equity loans under a blanket lien arrangement as of June 30, 2026 and December 31, 2025, respectively. Based on this available collateral, the Corporation was eligible to borrow up to a total of $180.9 million as of June 30, 2026 at the FHLBNY with $91.3 million available as of June 30, 2026.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2026	$(34,480)	$(1,244)	$(35,724)
Other comprehensive income before reclassification	(227)	—	(227)
Amounts reclassified from accumulated other comprehensive income	—	6	6
Net current period other comprehensive income	(227)	6	(221)
Balance at June 30, 2026	$(34,707)	$(1,238)	$(35,945)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2025	$(55,199)	$(1,720)	$(56,919)
Other comprehensive income before reclassification	971	—	971
Amounts reclassified from accumulated other comprehensive income	13,237	6	13,243
Net current period other comprehensive income	14,208	6	14,214
Balance at June 30, 2025	$(40,991)	$(1,714)	$(42,705)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2026	$(34,803)	$(1,250)	$(36,053)
Other comprehensive income before reclassification	96	—	96
Amounts reclassified from accumulated other comprehensive income	—	12	12
Net current period other comprehensive income	96	12	108
Balance at June 30, 2026	$(34,707)	$(1,238)	$(35,945)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2025	$(63,339)	$(1,726)	$(65,065)
Other comprehensive income before reclassification	9,111	—	9,111
Amounts reclassified from accumulated other comprehensive income	13,237	12	13,249
Net current period other comprehensive income	22,348	12	22,360
Balance at June 30, 2025	$(40,991)	$(1,714)	$(42,705)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2026	2025
Unrealized gains and losses on securities available for sale:
Net realized losses on securities available for sale	$—	$17,498	Net (losses) on securities transactions
Tax effect	—	(4,261)	Income tax expense (benefit)
Net of tax	—	13,237
Amortization of defined pension plan and other benefit plan items:
Actuarial losses (a)	$8	$8	Other components of net periodic pension and postretirement benefits
Tax effect	(2)	(2)	Income tax expense (benefit)
Net of tax	6	6
Total reclassification for the period, net of tax	$6	$13,243

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

Details about Accumulated Other Comprehensive Income (Loss) Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2026	2025
Unrealized gains and losses on securities available for sale:
Net realized losses on securities available for sale	$—	$17,498	Net (losses) on securities transactions
Tax effect	—	(4,261)	Income tax expense (benefit)
Net of tax	—	13,237
Amortization of defined pension plan and other benefit plan items:
Actuarial losses (a)	16	16	Other components of net periodic pension and postretirement benefits
Tax effect	(4)	(4)	Income tax expense (benefit)
Net of tax	12	12
Total reclassification for the period, net of tax	$12	$13,249

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

NOTE 11    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers within the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and six month periods ended June 30, 2026 and 2025 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2026
Revenue by Operating Segment: Non-interest income	Core Banking (b)	WMG	Holding Company and CFS	Total
Service charges on deposit accounts
Overdraft fees	$674	$—	$—	$674
Other	364	—	—	364
Interchange revenue from debit card transactions	1,107	—	—	1,107
WMG fee income	—	3,191	—	3,191
CFS fee and commission income	—	—	394	394
Net gains on sales of loans(a)	47	—	—	47
Loan servicing fees(a)	36	—	—	36
Changes in fair value of equity investments(a)	259	—	13	272
Income from bank-owned life insurance(a)	7	—	—	7
Other(a)	411	—	—	411
Total non-interest income	$2,905	$3,191	$407	$6,503

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Three Months Ended June 30, 2025
Revenue by Operating Segment: Non-interest income	Core Banking (b)	WMG	Holding Company and CFS	Total
Service charges on deposit accounts
Overdraft fees	$719	$—	$—	$719
Other	395	—	—	395
Interchange revenue from debit card transactions	1,110	—	—	1,110
WMG fee income	—	2,993	—	2,993
CFS fee and commission income	—	—	270	270
Net gains (losses) on sales of OREO	3	—	—	3
Net gains on sales of loans(a)	51	—	—	51
Loan servicing fees(a)	36	—	—	36
Net (losses) on sales of securities(a)	(17,498)	—	—	(17,498)
Changes in fair value of equity investments(a)	104	—	4	108
Income from bank-owned life insurance(a)	8	—	—	8
Other(a)	1,100	—	—	1,100
Total non-interest income	$(13,972)	$2,993	$274	$(10,705)

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2026
Revenue by Operating Segment:	Core Banking (b)	WMG	Holding Company and CFS	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,353	$—	$—	$1,353
Other	736	—	—	736
Interchange revenue from debit card transactions	2,121	—	—	2,121
WMG fee income	—	6,336	—	6,336
CFS fee and commission income	—	—	871	871
Net gains on sales of loans(a)	68	—	—	68
Loan servicing fees(a)	75	—	—	75
Changes in fair value of equity investments(a)	192	—	9	201
Income from bank-owned life insurance(a)	14	—	—	14
Other(a)	1,048	—	—	1,048
Total non-interest income	$5,607	$6,336	$880	$12,823

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2025
Revenue by Operating Segment:	Core Banking (b)	WMG	Holding Company and CFS	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,450	$—	$—	$1,450
Other	784	—	—	784
Interchange revenue from debit card transactions	2,147	—	—	2,147
WMG fee income	—	5,860	—	5,860
CFS fee and commission income	—	—	493	493
Net gains (losses) on sales of OREO	(8)	—	—	(8)
Net gains on sales of loans(a)	91	—	—	91
Loan servicing fees(a)	72	—	—	72
Net (losses) on sales of securities(a)	(17,498)	—	—	(17,498)
Change in fair value of equity investments(a)	71	—	(10)	61
Income from bank-owned life insurance(a)	16	—	—	16
Other(a)	1,716	—	—	1,716
Total non-interest income	$(11,159)	$5,860	$483	$(4,816)

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

A description of the Corporation's revenue streams accounted for under ASC 606 follows:

Service Charges on Deposit Accounts: The Corporation earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are recognized at the time the maintenance occurs. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Interchange Revenue from Debit Card Transactions: The Corporation earns interchange fees from debit cardholder transactions conducted through the Mastercard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to cardholders.

WMG Fee Income (Gross): The Corporation earns wealth management fees from its contracts with trust customers to manage assets for investment and/or to conduct transactions on their accounts. These fees are primarily earned over time as the Corporation provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM).
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

Net Gains (Losses) on Sales of OREO: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Corporation finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Corporation adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

NOTE 12    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	378	391	756	782
Expected return on plan assets	(539)	(524)	(1,078)	(1,048)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	—	—	—	—
Net periodic pension benefit	$(161)	$(133)	$(322)	$(266)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	10	11	20	22
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	3	3	6	6
Net periodic supplemental pension cost	$13	$14	$26	$28

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	2	2
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	5	5	10	10
Net periodic postretirement, medical and life cost	$6	$6	$12	$12

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
The Corporation's reportable segments are determined by the Executive Management Team (EMT), which collectively is designated Chief Operating Decision Maker (CODM). The CODM evaluates the financial performance of each business segment, which is based upon the business segment's net income. Components of net income for the business segments that are reviewed by the CODM include net interest income, provision for credit losses, non-interest income, non-interest expense, and income tax expense. The CODM, in conjunction with management committees (such as ALCO and Corporate loan committees) evaluates financial performance to make decisions related to the products and services that are offered, pricing, and the allocation of resources for each business segment.

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

The Holding Company and CFS columns below include income and expenses related to insurance products, mutual funds, and brokerage services (in thousands).

	Three Months Ended June 30, 2026
	Core Banking	WMG	Holding Company and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$34,891	$—	$2	$(2)	$34,891
Interest expense	9,326	—	897	(2)	10,221
Net interest income	25,565	—	(895)	—	24,670
Provision for credit losses	561	—	—	—	561
Net interest income after provision for credit losses	25,004	—	(895)	—	24,109
Non-interest income	2,908	3,191	407	(3)	6,503
Non-interest expenses:
Compensation expense and benefits	8,794	1,176	211	—	10,181
Net occupancy expense	1,479	67	3	(3)	1,546
Furniture and equipment expense	458	24	16	—	498
Data processing & software expense	2,329	278	8	—	2,615
Other non-interest expenses	4,065	201	215	—	4,481
Total non-interest expense	17,125	1,746	453	(3)	19,321
Income before income tax expense (benefit)	10,787	1,445	(941)	—	11,291
Income tax expense (benefit)	2,414	323	(256)	—	2,481
Segment net income (loss)	$8,373	$1,122	$(685)	$—	$8,810
Supplemental Information:
Total assets as of June 30, 2026	$2,726,884	$3,065	$313,704	$(223,451)	$2,820,202
Capital expenditures	$307	$10	$6	$—	$323
Depreciation expense (1)	$473	$13	$—	$—	$486

(1) Included in net occupancy and furniture and equipment expense in the table above.

	Three Months Ended June 30, 2025
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$33,033	$—	$2	$(1)	$33,034
Interest expense	12,020	—	207	(1)	12,226
Net interest income	21,013	—	(205)	—	20,808
Provision for credit losses	1,145	—	—	—	1,145
Net interest income after provision for credit losses	19,868	—	(205)	—	19,663
Non-interest income	(13,968)	2,993	274	(4)	(10,705)
Non-interest expenses:
Compensation expense and benefits	8,078	1,320	180	—	9,578
Net occupancy expense	1,363	68	4	(4)	1,431
Furniture and equipment expense	418	21	16	—	455
Data processing & software expense	2,251	308	4	—	2,563
Other non-interest expenses	3,331	250	161	—	3,742
Total non-interest expense	15,441	1,967	365	(4)	17,769
Income before income tax expense (benefit)	(9,541)	1,026	(296)	—	(8,811)
Income tax expense (benefit)	(2,496)	224	(87)	—	(2,359)
Segment net income (loss)	$(7,045)	$802	$(209)	$—	$(6,452)
Supplemental Information:
Total assets as of June 30, 2025	$2,815,812	$2,932	$279,056	$(245,312)	$2,852,488
Capital expenditures	$360	$—	$—	$—	$360
Depreciation expense (1)	$458	$16	$—	$—	$474

(1) Included in net occupancy and furniture and equipment expense in the table above.

	Six Months Ended June 30, 2026
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$68,475	$—	$5	$(4)	$68,476
Interest expense	18,431	—	1,795	(4)	20,222
Net interest income	50,044	—	(1,790)	—	48,254
Provision for credit losses	1,162	—	—	—	1,162
Net interest income after provision for credit losses	48,882	—	(1,790)	—	47,092
Non-interest income	5,614	6,336	880	(7)	12,823
Non-interest expenses:
Compensation expense and benefits	16,648	2,586	527	—	19,761
Net occupancy expense	2,924	150	7	(7)	3,074
Furniture and equipment expense	851	38	18	—	907
Data processing & software expense	4,547	588	16	—	5,151
Other non-interest expenses	7,226	352	312	—	7,890
Total non-interest expense	32,196	3,714	880	(7)	36,783
Income before income tax expense (benefit)	22,300	2,622	(1,790)	—	23,132
Income tax expense (benefit)	5,023	589	(489)	—	5,123
Segment net income (loss)	$17,277	$2,033	$(1,301)	$—	$18,009
Supplemental Information:
Total assets as of June 30, 2026	$2,726,884	$3,065	$313,704	$(223,451)	$2,820,202
Capital expenditures	$418	$32	$6	$—	$456
Depreciation expense (1)	$944	$26	$—	$—	$970

(1) Included in net occupancy and furniture and equipment expense in the table above.

	Six Months Ended June 30, 2025
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$64,731	$—	$3	$(2)	$64,732
Interest expense	23,902	—	207	(2)	24,107
Net interest income	40,829	—	(204)	—	40,625
Provision for credit losses	2,237	—	—	—	2,237
Net interest income after provision for credit losses	38,592	—	(204)	—	38,388
Non-interest income	(11,152)	5,860	483	(7)	(4,816)
Non-interest expenses:
Compensation expense and benefits	15,427	2,733	436	—	18,596
Net occupancy expense	2,833	131	7	(7)	2,964
Furniture and equipment expense	769	40	19	—	828
Data processing & software expense	4,461	621	15	—	5,097
Other non-interest expenses	6,605	356	250	—	7,211
Total non-interest expense	30,095	3,881	727	(7)	34,696
Income before income tax expense (benefit)	(2,655)	1,979	(448)	—	(1,124)
Income tax expense (benefit)	(991)	432	(136)	—	(695)
Segment net income (loss)	$(1,664)	$1,547	$(312)	$—	$(429)
Supplemental Information:
Total assets as of June 30, 2025	$2,815,812	$2,932	$279,056	$(245,312)	$2,852,488
Capital expenditures	$688	$—	$—	$—	$688
Depreciation expense (1)	$910	$31	$—	$—	$941

(1) Included in net occupancy and furniture and equipment expense in the table above.

NOTE 14    STOCK COMPENSATION

On June 3, 2025, the Corporation's shareholders approved the Corporation's 2025 Equity Incentive Plan (the "2025 Plan"), which provides for the grant of stock-based awards to officers, employees, and directors of the Corporation and the Bank. Compensation expense is recognized over the vesting period of the awards based on the fair value of the common stock at issue date.

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

During the six months ended June 30, 2026 and 2025, 30,223 and 35,156 shares, respectively, were reissued from treasury to fund stock compensation. Effective for the 2024 fiscal year and thereafter, annual stock compensation is awarded the second month after the close of the fiscal year for the Corporation's employees and Chief Executive Officer. The expense related to these grants is recognized over a one year or a five year vesting period. Total expense related to stock compensation of $0.4 million and $0.3 million was recognized during the three month periods ended June 30, 2026 and 2025, respectively. Total expense related to stock compensation of $0.7 million and $0.6 million was recognized during the six month periods ended June 30, 2026 and 2025, respectively.

A summary of restricted stock activity for the three and six months ended June 30, 2026 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at April 1, 2026	67,410	$53.18
Granted	—
Vested	(529)	$45.24
Forfeited or cancelled	—
Nonvested at June 30, 2026	66,881	$53.24

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2026	55,200	$48.97
Granted	30,223	$58.70
Vested	(16,446)	$49.39
Forfeited or cancelled	(2,096)	$49.65
Nonvested at June 30, 2026	66,881	$53.24

As of June 30, 2026, there was $2.9 million of total unrecognized compensation cost related to nonvested shares granted under the Corporation's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.21 years. The total fair value of shares vested was $0.9 million and $0.6 million for the six month periods ended June 30, 2026 and 2025, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2025 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2026, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3-5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part II, Item 1A, Risk Factors, and on pages 19-29 of the Corporation’s 2025 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 68-70 of the Corporation's 2025 Form 10-K, and pages 81-83 of this Form 10-Q.

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

Recent Events

During July 2026, the OCC conditionally approved the Bank's application to convert its state charter in the State of New York to a national bank charter. The Bank expects to complete its charter conversion to a national bank prior to the end of 2026.

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

The allowance is established through a provision for credit losses in the Consolidated Statements of Income, and an evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of its portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for credit losses.

Because the Corporation's methodology for maintaining its allowance for credit losses is based on historical experience and trends, current economic information, forecasted data, and management's judgment, a range of estimates for the allowance for credit losses may be supportable. Deteriorating conditions may lead to further required increases to the allowance; conversely, improvements to conditions may warrant reductions to the allowance. In estimating the allowance for credit losses, management considers the sensitivity of the model to significant judgments and assumptions that could result in an amount that is materially different from management’s estimate, including as it relates to qualitative considerations.

As of June 30, 2026 and December 31, 2025, the allowance for credit losses totaled $25.2 million and $24.2 million, respectively. A significant portion of the allowance for credit losses is allocated to the commercial portfolio, and as of June 30, 2026 and December 31, 2025, the allowance for credit losses allocated to the total commercial portfolio was $20.4 million and $18.9 million, respectively, or 80.9% and 78.0% of the total allowance for credit losses on loans. For comparison, total commercial loans represented 78.1% and 76.4% of total loan balances as of June 30, 2026 and December 31, 2025, respectively. Given the concentration of the allowance for credit losses allocated to the commercial portfolio, and the significant judgments made by management to derive its estimates, management analyzes risks distinctive to commercial lending with a high degree of scrutiny.

Changes in the FOMC's median forecasted U.S. civilian unemployment rate and year over year change in U.S. GDP could have a material impact on the model's estimation of the allowance. Currently, most pools utilize the FOMC's projections for unemployment as a loss driver, while certain pools utilize the FOMC's projections for U.S. GDP growth as a loss driver. Segmentation and attributes of loan pools are defined in Note 1 – Summary of Significant Accounting Policies to the Audited Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy and considering all currently available information. An immediate "shock" or increase of 100 basis points in the FOMC's projected rate of U.S. civilian unemployment and a decrease of 50 basis points in the FOMC's projected rate of U.S. GDP growth would increase the model's total calculated allowance by $0.9 million, or 3.6%, to $26.2 million as of June 30, 2026, assuming qualitative adjustments were kept at current levels.

Future changes to the availability, frequency, or content of the FOMC's projections could require management to utilize alternative reasonable and supportable forecasts or modify certain forecasting assumptions used in the model. Any such changes could affect the comparability of model results between periods and may increase the judgment involved in estimating the allowance for credit losses. While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity and shock analyses are based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgment of factors as of June 30, 2026, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.

Consolidated Financial Highlights						As of or for the
(in thousands, except per share data)	As of or for the Three Months Ended					Six Months Ended
	June 30,	Mar 31,	Dec. 31,	Sept. 30,	Jun. 30,	June 30,	June 30,
RESULTS OF OPERATIONS	2026	2026	2025	2025	2025	2026	2025
Interest and dividend income	$34,891	$33,585	$34,219	$33,884	$33,034	$68,476	$64,732
Interest expense	10,221	10,001	10,375	11,196	12,226	20,222	24,107
Net interest income	24,670	23,584	23,844	22,688	20,808	48,254	40,625
Provision for credit losses	561	601	1,136	1,064	1,145	1,162	2,237
Net interest income after provision for credit losses	24,109	22,983	22,708	21,624	19,663	47,092	38,388
Non-interest income (loss)	6,503	6,320	6,673	6,088	(10,705)	12,823	(4,816)
Non-interest expense	19,321	17,462	18,388	17,645	17,769	36,783	34,696
Income (loss) before income tax expense	11,291	11,841	10,993	10,067	(8,811)	23,132	(1,124)
Income tax expense (benefit)	2,481	2,642	3,252	2,275	(2,359)	5,123	(695)
Net income (loss)	$8,810	$9,199	$7,741	$7,792	$(6,452)	$18,009	$(429)
Basic and diluted earnings (loss) per share	$1.82	$1.91	$1.61	$1.62	$(1.35)	$3.73	$(0.09)
Average basic and diluted shares outstanding	4,838	4,825	4,811	4,811	4,808	4,830	4,798
PERFORMANCE RATIOS - Annualized
Return (loss) on average assets	1.27%	1.36%	1.14%	1.15%	(0.92)%	1.32%	(0.03)%
Return (loss) on average equity	13.19%	14.25%	12.17%	12.89%	(11.29)%	13.71%	(0.38)%
Return (loss) on average tangible equity (a)	14.37%	15.54%	13.32%	14.18%	(12.48)%	14.94%	(0.42)%
Efficiency ratio (unadjusted) (b)	61.98%	58.39%	60.25%	61.32%	175.88%	60.22%	96.89%
Efficiency ratio (adjusted) (a)	61.85%	58.27%	60.12%	61.18%	65.69%	60.10%	65.67%
Non-interest expense to average assets	2.79%	2.59%	2.71%	2.61%	2.54%	2.69%	2.50%
Loans to deposits	100.14%	99.91%	99.95%	93.38%	86.37%	100.14%	86.37%
AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.64%	5.59%	5.69%	5.68%	5.61%	5.61%	5.55%
Yield on investments	2.27%	2.28%	2.40%	2.55%	2.27%	2.27%	2.26%
Yield on interest-earning assets	5.18%	5.13%	5.18%	5.15%	4.83%	5.15%	4.78%
Cost of interest-bearing deposits	2.06%	2.05%	2.18%	2.36%	2.45%	2.06%	2.47%
Cost of borrowings	5.67%	5.74%	7.42%	7.33%	4.90%	5.70%	4.76%
Cost of interest-bearing liabilities	2.27%	2.27%	2.34%	2.51%	2.57%	2.27%	2.56%
Cost of funds	1.67%	1.67%	1.72%	1.85%	1.94%	1.67%	1.93%
Interest rate spread	2.91%	2.86%	2.84%	2.64%	2.26%	2.88%	2.22%
Net interest margin, fully taxable equivalent (a)	3.67%	3.60%	3.61%	3.45%	3.05%	3.63%	3.00%
CAPITAL
Total equity to total assets at end of period	9.59%	9.57%	9.40%	9.10%	8.24%	9.59%	8.24%
Tangible equity to tangible assets at end of period (a)	8.88%	8.84%	8.66%	8.36%	7.53%	8.88%	7.53%
Book value per share	$55.88	$54.36	$52.97	$50.98	$48.85	$55.88	$48.85
Tangible book value per share (a)	51.37	49.85	48.43	46.44	44.31	51.37	44.31
Period-end market value per share	74.58	53.82	55.80	52.52	48.47	74.58	48.47
Dividends declared per share	0.34	0.34	0.34	0.34	0.32	0.68	0.64
AVERAGE BALANCES
Loans and loans held for sale (c)	$2,338,605	$2,292,239	$2,223,188	$2,171,673	$2,108,557	$2,315,550	$2,093,233
Interest-earning assets	2,706,598	2,662,192	2,625,177	2,617,680	2,749,856	2,684,518	2,739,813
Total assets	2,774,578	2,733,232	2,691,963	2,684,273	2,802,226	2,753,844	2,793,369
Deposits	2,352,242	2,319,614	2,340,931	2,343,596	2,432,713	2,336,019	2,439,119
Total equity	267,809	261,823	252,325	239,836	229,161	264,833	225,999
Tangible equity (a)	245,985	239,999	230,501	218,012	207,337	243,009	204,175
ASSET QUALITY
Net charge-offs (recoveries)	$160	$(94)	$532	$86	$992	$66	$1,254
Non-performing loans (d)	9,160	7,627	7,908	7,762	8,237	9,160	8,237
Non-performing assets (e)	11,211	9,758	8,165	7,972	8,447	11,211	8,447
Allowance for credit losses	25,232	24,890	24,209	23,645	22,665	25,232	22,665
Annualized net charge-offs (recoveries) to avg. loans	0.03%	(0.02)%	0.09%	0.02%	0.19%	0.01%	0.12%
Non-performing loans to total loans	0.39%	0.33%	0.35%	0.35%	0.39%	0.39%	0.39%
Non-performing assets to total assets	0.40%	0.36%	0.30%	0.30%	0.30%	0.40%	0.30%
Allowance for credit losses to total loans	1.07%	1.08%	1.07%	1.07%	1.06%	1.07%	1.06%
Allowance for credit losses to non-performing loans	275.46%	326.34%	306.13%	304.63%	275.16%	275.46%	275.16%

(a) See the GAAP to Non-GAAP reconciliations.	(d) Includes nonaccrual loans only.
(b) Non-interest expense divided by total net interest income plus non-interest income.	(e) Includes non-performing loans, other real estate owned, and repossessions.
(c) Does not reflect allowance for credit losses.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation, and therefore facilitate a comparison of the Corporation with the performance of other companies. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 81-83 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2026 and 2025. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see pages 47-48 of this Form 10-Q and page 39 of the Corporation’s 2025 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net interest income	$24,670	$20,808	$3,862	18.6%	$48,254	$40,625	$7,629	18.8%
Non-interest income	6,503	(10,705)	17,208	N/M	12,823	(4,816)	17,639	N/M
Non-interest expense	19,321	17,769	1,552	8.7%	36,783	34,696	2,087	6.0%
Pre-provision income (loss)	11,852	(7,666)	19,518	N/M	24,294	1,113	23,181	N/M
Provision for credit losses	561	1,145	(584)	(51.0)%	1,162	2,237	(1,075)	(48.1)%
Income tax expense (benefit)	2,481	(2,359)	4,840	N/M	5,123	(695)	5,818	N/M
Net income (loss)	$8,810	$(6,452)	$15,262	N/M	$18,009	$(429)	$18,438	N/M

Basic and diluted earnings (loss) per share	$1.82	$(1.35)	$3.17	N/M	$3.73	$(0.09)	$3.82	N/M

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data) adjusted for nonrecurring items (refer to the GAAP to Non-GAAP reconciliations, pages 81-83, for further information):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net interest income	$24,670	$20,808	$3,862	18.6%	$48,254	$40,625	$7,629	18.8%
Non-interest income (1)	6,503	6,164	339	5.5%	12,823	12,053	770	6.4%
Non-interest expense	19,321	17,769	1,552	8.7%	36,783	34,696	2,087	6.0%
Pre-provision income	11,852	9,203	2,649	28.8%	24,294	17,982	6,312	35.1%
Provision for credit losses	561	1,145	(584)	(51.0)%	1,162	2,237	(1,075)	(48.1)%
Income tax expense (2)	2,481	1,736	745	N/M	5,123	3,400	1,723	N/M
Net income - adjusted	$8,810	$6,322	$2,488	39.4%	$18,009	$12,345	$5,664	45.9%

Basic and diluted earnings per share - adjusted	$1.82	$1.31	$0.51	38.9%	$3.73	$2.57	$1.16	45.1%

(1) Adjusted for $17.5 million loss on sale of securities available for sale and $0.6 million gain on sale of previous branch property during the three and six months ended June 30, 2025.
(2) Adjusted for tax impact of loss on sale of securities available for sale and gain on sale of previous branch property during the three and six months ended June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
Selected financial ratios:	2026	2025	2026	2025
Return on average assets (unadjusted) (a)	1.27%	(0.92)%	1.32%	(0.03)%
Return on average assets (adjusted) (a)(b)	1.27%	0.90%	1.32%	0.89%
Return on average equity (unadjusted) (a)	13.19%	(11.29)%	13.71%	(0.38)%
Return on average equity (adjusted) (a)(b)	13.19%	11.07%	13.71%	11.02%
Net interest margin, fully taxable equivalent (a)(b)	3.67%	3.05%	3.63%	3.00%
Efficiency ratio (unadjusted) (b)	61.98%	175.88%	60.22%	96.89%
Efficiency ratio (adjusted) (b)	61.85%	65.69%	60.10%	65.67%
Non-interest expense to average assets	2.79%	2.54%	2.69%	2.50%

(a) Annualized.
(b) See the GAAP to Non-GAAP reconciliations.

The Corporation reported net income for the three months ended June 30, 2026 of $8.8 million, or $1.82 per share, compared to a net loss of $6.5 million, or a net loss of $1.35 per share, for the same period in the prior year. Return on average equity for the three months ended June 30, 2026 was 13.19%, compared to (11.29)% for the same period in the prior year. The increase in net income for the three months ended June 30, 2026 was attributable to increases in net interest income and non-interest income, as well as a decrease in the provision for credit losses, offset by increases in non-interest expense and income tax expense.

Net income for the six months ended June 30, 2026 was $18.0 million, or $3.73 per share, compared to a net loss of $0.4 million, or a net loss of $0.09 per share, for the same period in the prior year. Return on average equity for the six months ended June 30, 2026 was 13.71%, compared to (0.38)% for the same period in the prior year. The increase in net income for the six months ended June 30, 2026 was primarily attributable to an increase in non-interest income and net interest income, and a decrease in the provision for credit losses, offset by increases in non-interest expense and income tax expense.
During the three and six month periods ended June 30, 2025, the Corporation sold a significant portion of its available for sale securities portfolio, and recognized a $17.5 million loss on the sale. In addition, the Corporation recognized a gain of $0.6 million upon completing the sale of a previously held for sale branch property. Excluding these nonrecurring items, net income (as adjusted) for the three and six month periods ended June 30, 2025 was $6.3 million, or $1.31 per share, and $12.3 million, or $2.57 per share, respectively. Non-GAAP net income as presented in the MD&A has been adjusted for these two items. Refer to the GAAP to Non-GAAP reconciliations, on pages 81-83, for further information. Adjusted return on average equity for the three months ended June 30, 2025 was 11.07%, compared to 13.19% for the same period in the current year and adjusted return on average equity for the six months ended June 30, 2025 was 11.02%, compared to 13.71% for the same period in the current year.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2026	2025	Change	% Change
Interest and dividend income	$34,891	$33,034	$1,857	5.6%
Interest expense	10,221	12,226	(2,005)	(16.4)%
Net interest income	$24,670	$20,808	$3,862	18.6%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended June 30, 2026 increased $3.9 million to $24.7 million compared to the same period in the prior year, largely due to an increase of $3.4 million in interest income on loans and a decrease of $2.4 million in interest expense on deposits, partially offset by decreases of $0.9 million in interest and dividend income on taxable securities and $0.5 million in interest income on interest-earning deposits, and an increase of $0.4 million in interest expense on borrowed funds.

Interest income on loans increased to $32.8 million for the three months ended June 30, 2026, from $29.4 million for the same period in the prior year. The increase was mostly due to an increase of $230.0 million in average balances of total loans, as well as an increase of three basis points in the average yield on total loans, each compared to the same period in the prior year. Growth in average balances of total loans was concentrated in commercial real estate loans, with additional increases in commercial and industrial loans and residential mortgage loans, partially offset by a decline in total consumer loans. Growth in average balances of total commercial loans totaled $248.3 million, and reflected relatively balanced growth in the Corporation's Capital Bank and Canal Bank divisions in the Albany and Western New York markets, respectively, as well as growth within the Corporation's legacy Chemung Canal division. Average balances of residential mortgage loans increased largely due to increased origination activity in the second half of 2025 and the retention of a higher proportion of originated loans for investment. The decline in the average balance of total consumer loans was primarily due to a decrease in average balances of indirect auto loans, as the Corporation continued to prioritize other types of lending throughout 2025 and in the first six months of 2026.

The increase in the average yield on total loans was primarily due to a 30 basis point increase in the average yield on residential mortgage loans, partially offset by a three basis point decrease in the average yield on commercial loans, each compared to the same period in the prior year. The increase in the average yield on residential mortgage loans reflected higher interest rates on loans originated during 2025 and in the first six months of 2026 relative to the existing portfolio. The decrease in the average yield on commercial loans was mainly due to lower interest rates on variable rate loans resulting from declines in benchmark indices since the prior year period. A decrease of one basis point in the average yield on total consumer loans did not have a significant impact on net interest income compared to the same period in the prior year.

Interest expense on deposits decreased to $8.7 million for the three months ended June 30, 2026, from $11.1 million for the same period in the prior year. The decrease was primarily due to a decrease of 39 basis points in the average cost of total interest-bearing deposits and a decline of $118.7 million in average balances of total interest-bearing deposits, including brokered deposits. The decrease in the average cost of interest-bearing deposits largely reflected a decrease of 39 basis points in the average cost of customer time deposits and a decrease of 20 basis points in the average cost of savings and money market deposits, each compared to the same period in the prior year, as well as the current year period including lower average balances of higher-cost brokered deposits. The decrease in the average cost of customer time deposits was mainly due to the discontinuation of certain higher-cost promotional offerings in the second half of 2025, resulting in many previous promotional certificates of deposit not being renewed at maturity. The decrease in the average cost of savings and money market deposits was mainly due to targeted reductions in tiered interest rates offered on money market deposits which occurred in the fourth quarter of 2025 and first quarter of 2026, as market interest rates declined.
The decline in average balances of total interest-bearing deposits was largely attributable to a decline of $91.6 million in average balances of brokered deposits compared to the same period in the prior year. Reduced reliance on brokered deposits in the current year period was primarily the result of the Corporation's balance sheet repositioning efforts during 2025, which included the runoff of all outstanding brokered deposits during the three months ended September 30, 2025, as well as a shift in the Corporation's mix of wholesale funding sources toward FHLBNY short-term advances. Also contributing to the decline in average balances of total interest-bearing deposits was a decline of $67.2 million in average balances of customer time deposits compared to the same period in the prior year, due to the discontinuation of certain higher-cost promotional offerings in the second half of 2025, resulting in many previous promotional certificates of deposit not being renewed at maturity. Customer time deposits represented 19.2% of total average deposits during the three months ended June 30, 2026, compared to 21.3% during the same period in the prior year. Partially offsetting these declines was a $53.7 million increase in average balances of savings and money market deposits, largely due to growth in the Corporation's Canal Bank division and the introduction of a new escrow product during the current year period.

Interest income on taxable securities decreased to $1.7 million for the three months ended June 30, 2026, from $2.5 million for the same period in the prior year. The decrease was largely due to a $211.4 million decline in average balances of taxable securities, attributable to sales of available for sale securities during the three months ended June 30, 2025 as part of the Corporation’s balance sheet repositioning efforts, as well as normal paydowns and maturities totaling $26.9 million between June 30, 2025 and 2026. Interest income on interest-earning deposits decreased mostly due to a decline of $40.9 million in average balances, compared to the same period in the prior year. Average balances of interest-earning deposits declined mostly as a result of the Corporation utilizing cash proceeds from the sales of available for sale securities during the three months ended June 30, 2025 to fund loan growth and pay off wholesale funding liabilities in the second half of 2025.

Interest expense on borrowed funds increased to $1.5 million for the three months ended June 30, 2026, from $1.2 million for the same period in the prior year. The increase was mainly due to an increase of 77 basis points in the average cost of total borrowed funds, largely the result of the Corporation's issuance of subordinated debt late in the prior year period, which was part of the Corporation's balance sheet repositioning efforts during 2025.

Fully taxable equivalent net interest margin was 3.67% for the three months ended June 30, 2026, compared to 3.05% for the same period in the prior year. Average interest-earning assets declined $43.3 million for the three months ended June 30, 2026, while average interest-bearing liabilities declined $105.4 million, each compared to the same period in the prior year. The declines in the average balances of interest-earning assets and interest-bearing liabilities were mostly due to the effects of the Corporation's balance sheet repositioning efforts during 2025. The average yield on interest-earning assets increased 35 basis points to 5.18%, while the average cost of interest-bearing liabilities decreased 30 basis points to 2.27%, for the three months ended June 30, 2026, each compared to the same period in the prior year.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2026	2025	Change	% Change
Interest and dividend income	$68,476	$64,732	$3,744	5.8%
Interest expense	20,222	24,107	(3,885)	(16.1)%
Net interest income	$48,254	$40,625	$7,629	18.8%

Net interest income for the six months ended June 30, 2026 totaled $48.3 million compared to $40.6 million for the same period in the prior year, an increase of $7.6 million, largely due to an increase of $6.8 million in interest income on loans and a decrease of $5.0 million in interest expense on deposits, partially offset by a decrease of $2.2 million in interest income on taxable securities and an increase of $1.1 million in interest expense on borrowed funds.

Interest income on loans increased to $64.3 million for the first six months of 2026, from $57.5 million for the same period in the prior year. The increase was mostly attributable to an increase of $240.7 million in average balances of commercial loans, compared to the same period in the prior year, largely concentrated in commercial real estate loans, partially offset by a decline of $28.3 million in average balances of total consumer loans, largely concentrated in indirect auto loans. Demand for commercial real estate loans in the Corporation's Canal Bank division in the Western New York market and Capital Bank division in the Albany market has remained strong since the prior year period. Average balances of indirect auto loans declined mostly due to the Corporation's prioritization of other types of lending since the prior year period. Also contributing to the increase in interest income on loans was an increase of six basis points in the average yield on total loans, compared to the same period in the prior year. The increase in the average yield on total loans was primarily due to an increase of 38 basis points in the average yield on residential mortgage loans, compared to the same period in the prior year, and was largely due to yields of mortgages originated between the prior year period and current year period substantially exceeding the yield of the overall portfolio, due to interest rates in the current environment remaining elevated compared to certain historic periods. Changes in the average yields on commercial and total consumer loans did not have a meaningful impact on the change in net interest income between the six months ended June 30, 2026 and 2025.

Interest expense on deposits decreased to $17.2 million for the first six months of 2026, from $22.2 million for the same period in the prior year. The decrease was primarily due to a decrease of 41 basis points in the average cost of total interest-bearing deposits, as well as a decline of $127.0 million in average balances of total interest-bearing deposits, each compared to the same period in the prior year. The decrease in the average cost of total interest-bearing deposits was mainly due to a decrease of 48 basis points in the average cost of customer time deposits, a decrease of 19 basis points in the average cost of savings and money market deposits, and decreased utilization of higher-cost brokered deposits, each compared to the same period in the prior year. The average cost of customer time deposits decreased primarily due to the discontinuation of higher-cost promotional offerings during the current year period in favor of shorter-term lower-costing promotions, as well as a reduced reliance on costlier time deposits to fund asset growth following the Corporation's balance sheet repositioning in the prior year. The decrease in the average cost of savings and money market deposits was mainly due to targeted and tiered reductions in interest rates offered on money market accounts between the prior year period and current year period, partially as a result of the declining interest rate environment during the second half of 2025. Similarly to customer time deposits, the Corporation reduced its reliance on higher-cost brokered deposits following its balance sheet repositioning in the prior year. Average balances of brokered deposits and customer time deposits declined $86.4 million and $59.8 million, respectively, and were primarily responsible for the decline in average balances of total interest-bearing deposits. Customer time deposits comprised 19.6% of total average deposits for the six months ended June 30, 2026, compared to 21.2% for the same period in the prior year.

Interest and dividend income on taxable securities decreased to $3.4 million for the first six months of 2026, from $5.6 million for the same period in the prior year. The decrease in interest and dividend income on taxable securities was primarily due to a decline of $234.3 million in average balances of taxable securities compared to the same period in the prior year. The decline in average balances of taxable securities was mostly due to the sale of $244.8 million of available for sale securities during the three months ended June 30, 2025 as part of the Corporation's balance sheet repositioning efforts in the prior year. Also contributing to the decrease in average balances of taxable securities compared to the prior year period was normal paydown activity on residential mortgage-backed securities between the prior year and current year periods.

Interest expense on borrowed funds increased to $3.0 million for the first six months of 2026, from $1.9 million for the same period in the prior year, largely as a result of the Corporation's issuance of subordinated debt late in the prior year period. Average balances of total borrowed funds increased $25.9 million compared to the same period in the prior year and the average cost of total borrowed funds increased 94 basis points over the same period, each mostly due to the issuance of $45.0 million in 7.75% fixed-to-floating rate subordinated notes in June 2025. Average balances of other sources of borrowed funds declined $13.0 million compared to the same period in the prior year while the average cost of other sources of borrowed funds decreased 62 basis points compared to the same period in the prior year, mostly due to the declining interest rate environment since the prior year period.

Fully taxable equivalent net interest margin was 3.63% for the six months ended June 30, 2026 compared to 3.00% for the same period in the prior year. Average interest-earning assets declined $55.3 million, while average interest-bearing liabilities declined $101.2 million, for the six months ended June 30, 2026, each compared to the same period in the prior year. The declines in the average balances of interest-earning assets and interest-bearing liabilities were mostly due to the effects of the Corporation's balance sheet repositioning efforts during 2025. The average yield on interest-earning assets increased 37 basis points, to 5.15%, while the average cost of interest-bearing liabilities decreased 29 basis points, to 2.27% for the six months ended June 30, 2026, each compared to the same period in the prior year.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and six months ended June 30, 2026 and 2025. For the purpose of the tables below, nonaccrual loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
($ in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,816,492	$26,384	5.83%	$1,568,239	$22,909	5.86%
Residential mortgage loans	285,723	3,159	4.43%	276,391	2,847	4.13%
Consumer loans	236,390	3,328	5.65%	263,927	3,727	5.66%
Taxable securities	322,178	1,669	2.08%	533,573	2,533	1.90%
Tax-exempt securities	10,951	89	3.26%	31,967	239	3.00%
Interest-earning deposits	34,864	325	3.74%	75,759	855	4.53%
Total interest-earning assets	2,706,598	34,954	5.18%	2,749,856	33,110	4.83%

Non interest-earning assets:
Cash and due from banks	25,474			25,005
Other assets	67,713			49,911
Allowance for credit losses	(25,207)			(22,546)
Total assets	$2,774,578			$2,802,226

Interest-bearing liabilities:
Interest-bearing demand deposits	$321,366	$1,152	1.44%	$334,957	$1,297	1.55%
Savings and insured money market deposits	921,455	4,036	1.76%	867,723	4,237	1.96%
Time deposits	451,968	3,504	3.11%	519,181	4,536	3.50%
Brokered deposits	1,183	11	3.73%	92,826	1,006	4.35%
FHLBNY overnight advances	3,231	31	3.85%	4,381	50	4.58%
Term advances and other debt	60,031	589	3.94%	79,413	893	4.51%
Subordinated debt	44,064	898	8.17%	10,254	207	8.10%
Total interest-bearing liabilities	1,803,298	10,221	2.27%	1,908,735	12,226	2.57%

Non interest-bearing liabilities:
Demand deposits	656,270			618,026
Other liabilities	47,201			46,304
Total liabilities	2,506,769			2,573,065
Shareholders' equity	267,809			229,161
Total liabilities and shareholders’ equity	$2,774,578			$2,802,226
Fully taxable equivalent net interest income		24,733			20,884
Net interest rate spread (1)			2.91%			2.26%
Net interest margin, fully taxable equivalent (2)			3.67%			3.05%
Taxable equivalent adjustment		(63)			(76)
Net interest income		$24,670			$20,808

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
($ in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$1,789,395	$51,495	5.80%	$1,548,741	$44,605	5.81%
Residential mortgage loans	285,965	6,284	4.43%	275,960	5,548	4.05%
Consumer loans	240,190	6,661	5.59%	268,532	7,478	5.62%
Taxable securities	324,657	3,359	2.09%	558,952	5,559	2.01%
Tax-exempt securities	10,938	174	3.21%	34,846	518	3.00%
Interest-earning deposits	33,373	628	3.79%	52,782	1,180	4.51%
Total interest-earning assets	2,684,518	68,601	5.15%	2,739,813	64,888	4.78%

Non interest-earning assets:
Cash and due from banks	25,857			25,527
Other assets	68,371			50,083
Allowance for credit losses	(24,902)			(22,054)
Total assets	$2,753,844			$2,793,369

Interest-bearing liabilities:
Interest-bearing demand deposits	$327,011	$2,332	1.44%	$335,556	$2,601	1.56%
Savings and insured money market deposits	891,088	7,523	1.70%	863,354	8,103	1.89%
Time deposits	457,223	7,081	3.12%	517,045	9,239	3.60%
Brokered deposits	16,369	306	3.77%	102,777	2,289	4.49%
FHLBNY overnight advances	14,674	284	3.90%	12,535	285	4.58%
Term advances and other debt	46,617	901	3.90%	61,780	1,383	4.51%
Subordinated debt	44,051	1,795	8.22%	5,155	207	8.10%
Total interest-bearing liabilities	1,797,033	20,222	2.27%	1,898,202	24,107	2.56%

Non interest-bearing liabilities:
Demand deposits	644,328			620,387
Other liabilities	47,650			48,781
Total liabilities	2,489,011			2,567,370
Shareholders' equity	264,833			225,999
Total liabilities and shareholders’ equity	$2,753,844			$2,793,369
Fully taxable equivalent net interest income		48,379			40,781
Net interest rate spread (1)			2.88%			2.22%
Net interest margin, fully taxable equivalent (2)			3.63%			3.00%
Taxable equivalent adjustment		(125)			(156)
Net interest income		$48,254			$40,625

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and six months ended June 30, 2026 and 2025. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include nonaccrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30, 2026 vs. 2025
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$3,475	$3,607	$(132)
Residential mortgage loans	312	98	214
Consumer loans	(399)	(388)	(11)
Taxable investment securities	(864)	(1,078)	214
Tax-exempt investment securities	(150)	(169)	19
Interest-earning deposits	(530)	(401)	(129)
Total interest and dividend income, fully taxable equivalent	1,844	1,669	175

Interest expense on:
Interest-bearing demand deposits	(145)	(52)	(93)
Savings and insured money market deposits	(201)	252	(453)
Time deposits	(1,032)	(552)	(480)
Brokered deposits	(995)	(870)	(125)
FHLBNY overnight advances	(19)	(12)	(7)
Term advances and other debt	(304)	(200)	(104)
Subordinated debt	691	689	2
Total interest expense	(2,005)	(745)	(1,260)
Net interest income, fully taxable equivalent	$3,849	$2,414	$1,435

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Six Months Ended June 30, 2026 vs. 2025
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$6,890	$6,926	$(36)
Residential mortgage loans	736	206	530
Consumer loans	(817)	(786)	(31)
Taxable investment securities	(2,200)	(2,416)	216
Tax-exempt investment securities	(344)	(378)	34
Interest-earning deposits	(552)	(386)	(166)
Total interest and dividend income, fully taxable equivalent	3,713	3,166	547

Interest expense on:
Interest-bearing demand deposits	(269)	(65)	(204)
Savings and insured money market deposits	(580)	254	(834)
Time deposits	(2,158)	(1,003)	(1,155)
Brokered deposits	(1,983)	(1,665)	(318)
FHLBNY overnight advances	(1)	45	(46)
Term advances and other debt	(482)	(309)	(173)
Subordinated debt	1,588	1,585	3
Total interest expense	(3,885)	(1,158)	(2,727)
Net interest income, fully taxable equivalent	$7,598	$4,324	$3,274

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
The provision for credit losses decreased to $0.6 million for the three months ended June 30, 2026, from $1.1 million for the same period in the prior year. The decrease was primarily due to relatively stable model inputs during the current year period, including minimal changes in the FOMC's projections for U.S. civilian unemployment and U.S. GDP growth, compared to modest deteriorations in forecasts in the prior year period, partially reflecting the expected impacts of new import tariffs at the time. Additionally, increases in certain qualitative adjustment rates contributed to the higher provision expense in the prior year period. Partially offsetting the overall decrease in provision for credit losses compared to the same period in the prior year was stronger loan growth in the current year period, which totaled $55.4 million, compared to growth of $34.8 million for the same period in the prior year.
Net charge-offs totaled $0.2 million for the three months ended June 30, 2026, compared to $1.0 million for the same period in the prior year. However, $0.8 million in balances charged off in the prior year period had previously been specifically reserved against; excluding those loans noted above, net charge-offs were comparable between the two periods.
The provision for credit losses decreased to $1.2 million for the six months ended June 30, 2026, from $2.2 million for the same period in the prior year. The decrease was mainly due to the directionality of the impact from the annual loss driver update and recalibration applied to the Corporation's CECL model in the current year, compared to the update applied to the CECL model in the prior year period. The current year update resulted in lower modeled baseline loss rates, while the update in the prior year resulted in higher baseline loss rates. Partially offsetting the overall decrease in provision for credit losses compared to the same period in the prior year was an increase in specific allocations on individually analyzed loans, as well as stronger loan growth in the current year period, which totaled $97.6 million, compared to growth of $61.0 million for the same period in the prior year.
Net charge-offs for the six months ended June 30, 2026 were $0.1 million, compared to $1.3 million for the same period in the prior year. $0.8 million in charge-offs in the prior year period had previously been specifically reserved against, while the current year period included a $0.7 million recovery on a commercial and industrial loan that had been charged off during the six months ended June 30, 2025. Remaining charge-offs for the six months ended June 30, 2026 and 2025 were largely concentrated in the indirect auto portfolio.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2026	2025	Change	% Change
WMG fee income	$3,191	$2,993	$198	6.6%
Service charges on deposit accounts	1,038	1,114	(76)	(6.8)%
Interchange revenue from debit card transactions	1,107	1,110	(3)	(0.3)%
Net (losses) on securities transactions	—	(17,498)	17,498	N/M
Changes in fair value of equity investments	272	108	164	151.9%
Net gains on sales of loans held for sale	47	51	(4)	(7.8)%
Net (losses) on sales of other real estate owned	—	3	(3)	N/M
Income from bank owned life insurance	7	8	(1)	(12.5)%
CFS fee and commission income	394	270	124	45.9%
Other	447	1,136	(689)	(60.7)%
Total non-interest income	$6,503	$(10,705)	$17,208	N/M

Total non-interest income for the three months ended June 30, 2026 increased $17.2 million compared to the same period in the prior year, largely due to a $17.5 million net loss on securities transactions in the prior year, increases of $0.2 million each in wealth management group fee income and changes in fair value of equity investments, as well as an increase of $0.1 million in CFS fee and commission income. The increase was partially offset by a decrease of $0.7 million in other non-interest income.

Net Losses on Securities Transactions
The Corporation recognized a pre-tax loss of $17.5 million on the sale of a portion of its available for sale securities portfolio in the second quarter of 2025.

Wealth Management Group Fee Income
The increase in wealth management group fee income was primarily due to an increase in total assets under management in the current period, compared to the same period in the prior year, mainly due to improvements in financial markets between the second quarters of 2025 and 2026.

Changes in Fair Value of Equity Investments
The increase in changes in fair value of equity investments was primarily due to a larger increase in the fair value of the assets held for the Corporation's deferred compensation plan in the current year period, when compared to the same period in the prior year.

CFS Fee and Commission Income
The increase in total CFS Group fee and commission income was largely due to recognition of additional income in the current year period following contractual changes with a broker-dealer, improvements in financial markets since the second quarter of 2025, and organic client growth across the Corporation's footprint.

Other Non-Interest Income
The decrease in other non-interest income was mostly due to a $0.6 million gain on the sale of a previous branch property during the second quarter of 2025.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2026	2025	Change	% Change
WMG fee income	$6,336	$5,860	$476	8.1%
Service charges on deposit accounts	2,089	2,234	(145)	(6.5)%
Interchange revenue from debit card transactions	2,121	2,147	(26)	(1.2)%
Net (losses) on securities transactions	—	(17,498)	17,498	N/M
Changes in fair value of equity investments	201	61	140	229.5%
Net gains on sales of loans held for sale	68	91	(23)	(25.3)%
Net (losses) on sales of other real estate owned	—	(8)	8	N/M
Income from bank owned life insurance	14	16	(2)	(12.5)%
CFS fee and commission income	871	493	378	76.7%
Other	1,123	1,788	(665)	(37.2)%
Total non-interest income	$12,823	$(4,816)	$17,639	N/M

Total non-interest income for the six months ended June 30, 2026 increased $17.6 million compared to the same period in the prior year. The increase was primarily due to a $17.5 million net loss on securities transactions in the prior year, and increases of $0.5 million in wealth management group fee income and $0.4 million in CFS fee and commission income, partially offset by decreases of $0.7 million in other non-interest income and $0.1 million in service charges on deposit accounts.

Net Losses on Securities Transactions
The Corporation recognized a pre-tax loss of $17.5 million on the sale of a portion of its available for sale securities portfolio in the second quarter of 2025.

Wealth Management Group Fee Income
The increase in wealth management group fee income was primarily due to an increase in total assets under management in the current period, compared to the same period in the prior year, mainly due to improvements in financial markets since the second quarter of 2025.

Changes in Fair Value of Equity Investments
The increase in changes in fair value of equity investments was primarily due to a larger increase in the fair value of the assets held for the Corporation's deferred compensation plan in the current year period, when compared to the same period in the prior year.

CFS Fee and Commission Income
The increase in total CFS Group fee and commission income was largely due to recognition of additional income in the current year period following contractual changes with a broker-dealer, improvements in financial markets during the first six months of 2026, and organic client growth across the Corporation's footprint.

Other Non-Interest Income
The decrease in other non-interest income was mostly due to a $0.6 million gain on the sale of a previous branch property during the second quarter of 2025.

Service Charges on Deposit Accounts
The decrease in service charges on deposit accounts was mainly due to a decrease in non-sufficient fund (NSF) fees in the current period, compared to the same period in the prior year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2026	2025	Change	% Change
Compensation expense:
Salaries and wages	$8,037	$7,579	$458	6.0%
Pension and other employee benefits	2,286	2,112	174	8.2%
Other components of net periodic pension and postretirement benefits	(142)	(113)	(29)	(25.7)%
Total compensation expense	10,181	9,578	603	6.3%

Non-compensation expense:
Net occupancy	1,546	1,431	115	8.0%
Furniture and equipment	498	455	43	9.5%
Data processing	2,615	2,563	52	2.0%
Professional services	962	805	157	19.5%
Marketing and advertising	497	351	146	41.6%
Other real estate owned expenses	17	3	14	N/M
FDIC insurance	304	434	(130)	(30.0)%
Loan expenses	458	296	162	54.7%
Other	2,243	1,853	390	21.0%
Total non-compensation expense	9,140	8,191	949	11.6%
Total non-interest expense	$19,321	$17,769	$1,552	8.7%

Total non-interest expense for the three months ended June 30, 2026 increased $1.6 million compared to the same period in the prior year. The increase was due to an increase in both total compensation expense and non-compensation expense compared to the same period in the prior year. For the three months ended June 30, 2026 and 2025, non-interest expense to average assets was 2.79% and 2.54%, respectively.

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

Non-compensation expense
The increase in non-compensation expense was largely due to an increase of $0.4 million in other non-interest expense compared to the same period in the prior year, as well as $0.2 million increases in each of professional services and loan expenses, partially offset by a decrease of $0.1 million in FDIC insurance. Other non-interest expense increased largely due to a $0.3 million write-down of a legacy non-marketable equity investment following the Corporation's reassessment of the investment's carrying value, which included additional qualitative information regarding its expected recoverability. Loan expense and professional services each increased due to increases in legal fees compared to the same period in the prior year. A significant portion of the increase in legal fees in professional services related to the Corporation's application to convert its charter to a national bank. Another portion of the increase in professional services related to recurring costs associated with the Corporation's subordinated debt. FDIC insurance decreased primarily due to favorable changes in metrics used to determine assessment rates.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2026	2025	Change	% Change
Compensation expense:
Salaries and wages	$15,637	$14,788	$849	5.7%
Pension and other employee benefits	4,408	4,034	374	9.3%
Other components of net periodic pension and postretirement benefits	(284)	(226)	(58)	(25.7)%
Total compensation expense	19,761	18,596	1,165	6.3%

Non-compensation expense:
Net occupancy	3,074	2,964	110	3.7%
Furniture and equipment	907	828	79	9.5%
Data processing	5,151	5,097	54	1.1%
Professional services	1,653	1,443	210	14.6%
Marketing and advertising	738	690	48	7.0%
Other real estate owned expenses	25	14	11	78.6%
FDIC insurance	619	873	(254)	(29.1)%
Loan expenses	792	574	218	38.0%
Other	4,063	3,617	446	12.3%
Total non-compensation expense	17,022	16,100	922	5.7%
Total non-interest expense	$36,783	$34,696	$2,087	6.0%

Total non-interest expense for the six months ended June 30, 2026 increased $2.1 million compared to the same period in the prior year. The increase was due to increases in both total compensation expense and total non-compensation expense. For the six months ended June 30, 2026 and 2025, non-interest expense to average assets was 2.69% and 2.50%, respectively.

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

Non-compensation expense
The increase in non-compensation expense was primarily due to increases of $0.4 million in other non-interest expense, $0.2 million in professional services and $0.2 million in loan expenses, partially offset by a decrease of $0.3 million in FDIC insurance expense. Other non-interest expense increased largely due to a $0.3 million write-down of a legacy non-marketable equity investment following the Corporation's reassessment of the investment's carrying value, which included additional qualitative information regarding its expected recoverability. Loan expense and professional services each increased due to increases in legal fees compared to the same period in the prior year. A significant portion of the increase in legal fees in professional services related to the Corporation's application to convert its charter to a national bank. Another portion of the increase in professional services related to recurring costs associated with the Corporation's subordinated debt. FDIC insurance decreased primarily due to favorable changes in metrics used to determine assessment rates.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	Change	% Change
Income before income tax expense	$11,291	$(8,811)	$20,102	N/M
Income tax expense	$2,481	$(2,359)	$4,840	N/M
Effective tax rate	22.0%	N/M

Income tax expense for the three month period ended June 30, 2026 was $2.5 million, compared to an income tax benefit of $2.4 million for the three month period ended June 30, 2025. The increase in income tax expense was primarily due to an increase of $20.1 million in income before income tax expense, compared to the same period in the prior year. This increase was primarily due to the $17.5 million net loss recognized on the Corporation's sale of available for sale securities in the second quarter of 2025. The effective income tax rate was 22.0% for the three months ended June 30, 2026.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2026	2025	Change	% Change
Income before income tax expense	$23,132	$(1,124)	$24,256	N/M
Income tax expense	$5,123	$(695)	$5,818	N/M
Effective tax rate	22.1%	N/M

Income tax expense for the six month period ended June 30, 2026 was $5.1 million, compared to an income tax benefit of $0.7 million for the six month period ended June 30, 2025. The effective income tax rate was 22.1% for the six months ended June 30, 2026. The increase in income tax expense was primarily due to the $17.5 million net loss recognized on the Corporation's sale of available for sale securities in the second quarter of 2025.

Financial Condition

The following table presents selected financial information as of the dates indicated, and the dollar and percent change (dollars in thousands):

ASSETS	June 30, 2026	December 31, 2025	Change	% Change
Total cash and cash equivalents	$73,113	$50,097	$23,016	45.9%
Total investment securities, FHLBNY and FRBNY stock	283,898	294,469	(10,571)	(3.6)%

Loans, net of deferred loan fees	2,367,151	2,269,561	97,590	4.3%
Allowance for credit losses	(25,232)	(24,209)	1,023	4.2%
Loans, net	2,341,919	2,245,352	96,567	4.3%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	99,448	98,493	955	1.0%
Total assets	$2,820,202	$2,710,235	$109,967	4.1%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,363,934	$2,270,674	$93,260	4.1%
Advances and other debt	92,855	90,554	2,301	2.5%
Subordinated debt	44,079	44,028	51	0.1%
Other liabilities	48,973	50,270	(1,297)	(2.6)%
Total liabilities	2,549,841	2,455,526	94,315	3.8%

Total shareholders’ equity	270,361	254,709	15,652	6.1%
Total liabilities and shareholders’ equity	$2,820,202	$2,710,235	$109,967	4.1%

Cash and Cash Equivalents
The increase in cash and cash equivalents was largely due to an increase in total deposits, paydowns and maturities of investment securities, and cash flow provided by operating activities, primarily offset by an increase in total loans.

Investment Securities
The decrease in total investment securities was mostly due to year to date net paydowns and maturities on available for sale securities, totaling $11.4 million. The market value of available for sale securities was relatively consistent compared to the prior year-end. Partially offsetting the decrease in total investment securities was an increase of $0.2 million in FHLBNY and FRBNY stock, at cost, primarily due to an increase in total borrowings through the FHLBNY as of June 30, 2026, compared to the prior year-end.

Loans, net
The increase in loans, net of deferred loan fees, was primarily due to an increase in non-owner occupied commercial real estate loans of $91.1 million, as well as increases of $11.5 million and $5.9 million in construction loans and home equity lines and loans, respectively, partially offset by a decrease of $19.9 million in indirect consumer loans.

Allowance for Credit Losses
The increase in the allowance for credit losses was mainly due to specific reserve allocations of $1.3 million, including $1.2 million in allocations on one non-owner occupied commercial real estate loan, as well as an increase in qualitative adjustments applied to the Corporation's CECL model and year to date loan growth. Partially offsetting this increase was the impact of the annual review and update to loss drivers used in the CECL model, which is implemented in the first quarter of each year.

Other Assets
The increase in other assets was primarily due to an increase in other real estate owned, which totaled $1.9 million as of June 30, 2026, compared to no other real estate owned as of December 31, 2025, as well as an increase in operating lease right-of-use assets due to the commencement of a lease for a representative office in Buffalo, New York, and an increase in loans held for sale, due to an increase in residential mortgages originated for sale but not yet sold to Freddie Mac or FHLBNY. The increase was partially offset by a decrease in premises and equipment, largely due to normal depreciation of fixed assets.

Deposits
The increase in deposits was due to increases in both non interest-bearing deposits and interest-bearing deposits. The increase in total deposits was partially due to increases in insured cash sweep deposits for municipalities and the introduction of new product offerings, including a new escrow platform. Non interest-bearing deposits also benefited from targeted promotional activity, including enhanced debit card reward program incentives at account opening, introduced during the first quarter of 2026.

Advances and Other Debt
The increase in advances and other debt was mostly due to funding the increase in total loans, partially offset by an increase in total deposits compared to the prior year-end. Total FHLBNY overnight advances decreased $44.5 million while FHLBNY term advances increased $47.0 million, and was comprised of a one-month advance. Also included in advances and other debt were finance lease liabilities, which decreased $0.2 million compared to the prior year-end.

Subordinated Debt
Subordinated debt, net of deferred issuance costs, was in-line with the prior year-end. In June of the prior year, the Corporation issued $45.0 million in 7.75% fixed-to-floating rate notes in a private offering, due June 2035, net of $1.0 million in deferred issuance costs associated with the offering.

Other Liabilities
The decrease in other liabilities was primarily due to a net decrease in total accrued expenses and accrued interest payable, partially offset by increases in interest rate swap liabilities and operating lease liabilities. Interest rate swap liabilities increased mainly due to an increase in the fair value of interest rate swaps. The increase in operating lease liabilities was largely due to the Corporation's lease of office space in Buffalo, New York to operate as a representative office for Canal Bank operations.

Shareholders’ Equity
The increase in shareholders' equity was mainly due to an increase of $14.7 million in retained earnings and a decrease of $0.1 million in accumulated other comprehensive loss. The increase in retained earnings was primarily due to net income of $18.0 million for the six months ended June 30, 2026, partially offset by dividends declared of $3.3 million during the six months ended June 30, 2026.

Assets under management or administration
The market value of total assets under management or administration in the Wealth Management Group was $2.494 billion as of June 30, 2026, including $328.2 million of assets held under management or administration for the Corporation, an increase from $2.338 billion as of December 31, 2025, including $301.8 million of assets held under management or administration for the Corporation. Excluding assets under management or administration for the Corporation, the total market value of Wealth Management Group assets increased $128.6 million, or 6.3%, largely due to improvements in financial markets during the first six months of 2026, compared to conditions as of December 31, 2025.

As of June 30, 2026, CFS Group had total client assets of $319.4 million, including $114.6 million of advisory assets under management, compared to client assets of $299.4 million, including $104.1 million of advisory assets under management, as of December 31, 2025, an increase of $20.0 million in total client assets and $10.5 million in advisory assets.

Securities

The available for sale segment of the securities portfolio totaled $269.0 million as of June 30, 2026, a decrease of $11.6 million, or 4.1%, from $280.6 million as of December 31, 2025. Securities available for sale decreased primarily due to net paydowns and maturities. Year to date net paydowns and maturities on available for sale securities totaled $11.4 million, largely on mortgage-backed securities totaling $10.3 million, maturities of municipal bonds totaling $0.5 million, and calls of corporate bonds totaling $0.5 million. Partially offsetting the overall decrease in the available for sale securities portfolio was an increase of $0.1 million in the fair value of securities compared to December 31, 2025. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $1.6 million as of June 30, 2026 and $0.6 million as of December 31, 2025.

Non-marketable equity securities as of June 30, 2026 and December 31, 2025 include shares of FRBNY stock and FHLBNY stock, carried at their cost. FRBNY stock and FHLBNY stock were $3.1 million and $6.6 million respectively as of June 30, 2026, and $3.0 million and $6.4 million respectively as of December 31, 2025. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

The Corporation’s Funds Management Policy includes an investment policy that, in general, requires debt securities purchased for the bond portfolio to carry a minimum agency rating of "Baa." After an independent credit analysis is performed, the policy also allows the Corporation to purchase local municipal obligations that are not rated. The Corporation intends to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public deposits, repurchase agreements, and other types of transactions. Fluctuations in the fair value of the Corporation’s securities relate primarily to changes in interest rates. Marketable securities are generally classified as available for sale, while certain investments in local municipal obligations are classified as held to maturity.

Loans

The table below presents the Corporation’s loan composition by segment as of the dates indicated, and the dollar and percent change from December 31, 2025 to June 30, 2026 (dollars in thousands):

LOAN PORTFOLIO COMPOSITION
	June 30, 2026	% of Total Loans	December 31, 2025	% of Total Loans	Change	% Change
Commercial and industrial	$328,365	13.9%	$324,185	14.3%	$4,180	1.3%
Commercial real estate:
Construction	131,885	5.6%	120,418	5.3%	11,467	9.5%
Owner occupied commercial real estate	183,705	7.8%	178,620	7.9%	5,085	2.8%
Non-owner occupied commercial real estate	1,201,796	50.8%	1,110,689	48.9%	91,107	8.2%
Residential mortgages	286,875	12.1%	286,885	12.6%	(10)	—%
Consumer loans:
Home equity lines and loans	115,628	4.8%	109,723	4.9%	5,905	5.4%
Indirect consumer loans	112,767	4.7%	132,699	5.8%	(19,932)	(15.0)%
Direct consumer loans	6,130	0.3%	6,342	0.3%	(212)	(3.3)%
Total	$2,367,151	100.0%	$2,269,561	100.0%	$97,590	4.3%

Portfolio loans totaled $2.367 billion as of June 30, 2026, an increase of $97.6 million, or 4.3%, from $2.270 billion as of December 31, 2025. The increase in total loans was due to increases of $107.7 million in commercial real estate loans and $4.2 million in commercial and industrial loans, partially offset by a decrease of $14.2 million in total consumer loans. Residential loans were in line with the prior year-end.

Commercial lending continued to be the primary source of asset growth for the Corporation, with demand remaining strong across the Corporation’s footprint, particularly for commercial real estate loans within the Capital Bank division in the Albany market and the Canal Bank division in the Western New York market. Commercial real estate loans in the Capital Bank and Canal Bank divisions increased $57.5 million and $52.9 million, respectively, compared to December 31, 2025. Growth in commercial and industrial loans was concentrated in the Canal Bank division, increasing $8.7 million compared to December 31, 2025, partially offset by modest declines in the Capital Bank and Chemung Canal divisions.

Consumer loans decreased primarily due to a decrease of $19.9 million in indirect consumer loans, partially offset by an increase of $5.9 million in home equity lines and loans. The decrease in indirect consumer loans reflected the Corporation’s continued prioritization of other types of lending, which contributed to paydowns exceeding originations during the first six months of 2026. The increase in home equity lines and loans was mainly attributable to current year promotional activity and advances on home equity lines of credit originated through prior year promotional efforts, both of which included below-market introductory interest rates.

Residential mortgage loans were relatively unchanged from December 31, 2025 as a result of origination activity remaining below typical historical levels in the current elevated interest rate environment. During the first six months of 2026, the Corporation originated $21.4 million in total residential mortgages, including $3.7 million originated for sale in the secondary market to Freddie Mac and FHLBNY. Total residential mortgage originations decreased $2.9 million, or 12.0%, compared to the same period in the prior year.

The table below presents the Corporation’s outstanding loan balances by Bank division (in thousands):

LOANS BY DIVISION
	June 30, 2026	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
Chemung Canal Trust Company	$588,625	$616,621	$626,903	$665,701	$651,516
Capital Bank Division	1,477,053	1,417,834	1,302,593	1,206,561	1,098,104
Canal Bank Division	301,473	235,106	141,923	100,402	79,828
Total loans	$2,367,151	$2,269,561	$2,071,419	$1,972,664	$1,829,448

Commercial real estate lending represented the largest component of the Corporation's loan portfolio as of June 30, 2026 and December 31, 2025. Commercial real estate lending is comprised of the construction, owner occupied commercial real estate, and non-owner occupied commercial real estate categories of the loan portfolio, as presented in Note 4 - Loans and Allowance for Credit Losses to the Consolidated Financial Statements. As of June 30, 2026 and December 31, 2025, total commercial real estate loans were $1.517 billion and $1.410 billion, respectively, representing 64.2% and 62.1% of total loan balances, respectively.

As the largest component of the Corporation's loan portfolio, quantitative and qualitative attributes of commercial real estate lending have a significant impact on management's strategic initiatives, and an understanding of these attributes is critical to assessing the Corporation's anticipated future liquidity needs and sensitivity to changes in interest rates. Management closely monitors maturity and repricing schedules as part of its broader risk management framework, enabling it to proactively manage economic volatility and promote longer-term portfolio stability. Management also evaluates the risk inherent in its commercial real estate portfolio using a variety of metrics, including, but not limited to, property type, geography, collateral, and borrower or sponsor industry.

The table below presents commercial real estate loans by maturity and repricing date as of June 30, 2026 (dollars in thousands):

Commercial real estate loans:	2026	2027	2028	2029	2030	After 2030 (1)	Total
Maturing in:	$76,254	$96,797	$93,310	$120,330	$231,563	$899,132	$1,517,386
Percentage of total	5.0%	6.4%	6.1%	7.9%	15.3%	59.3%	100.0%

Repricing in:	$659,555	$90,224	$95,999	$101,019	$96,007	$474,582	$1,517,386
Percentage of total	43.5%	5.9%	6.3%	6.7%	6.3%	31.3%	100.0%

(1) Includes fixed rate loans

The table below presents commercial real estate loans by type and percentage as of June 30, 2026 and December 31, 2025 (dollars in thousands):

Commercial real estate loans by type:	June 30, 2026	% of Total	December 31, 2025	% of Total
Construction	$131,885	8.7%	$120,418	8.5%
1-4 family residential (1)	51,846	3.5%	53,982	3.9%
Multifamily	462,286	30.5%	424,797	30.1%
Owner occupied	183,705	12.1%	178,620	12.7%
Non-owner occupied	687,664	45.2%	631,910	44.8%
Total	$1,517,386	100.0%	$1,409,727	100.0%

(1) 1-4 Family residential loans included in the commercial real estate portfolio segment are comprised of properties whose primary purpose is to generate rental income for the borrower, but are not considered multifamily properties within the FFIEC's Call Report definition of a multifamily property. This may include single family residences, duplexes, triplexes, and quadplexes.

Commercial real estate loans are primarily made within the counties comprising the Corporation's branch network, as well as to borrowers whose business interests include projects located in counties geographically contiguous to the Corporation's footprint. The location of collateral securing commercial real estate loans typically mirrors the location of the properties being financed. However, certain commercial real estate loans are secured by property other than the property being financed; therefore, the geographic location of collateral may differ from that of the financed property.
The table below presents commercial real estate loans by regional location of collateral and percentage as of June 30, 2026 and December 31, 2025 (dollars in thousands):

Commercial real estate loans by regional location of collateral:	June 30, 2026	% of Total	December 31, 2025	% of Total
Capital Region	$891,127	58.7%	$843,763	59.8%
Southern Tier & Finger Lakes	233,616	15.4%	230,599	16.4%
Western New York	306,852	20.2%	252,370	17.9%
Other (1)	85,791	5.7%	82,995	5.9%
Total	$1,517,386	100.0%	$1,409,727	100.0%

(1) Includes $80.5 million and $77.6 million in commercial real estate loans located outside of New York State as of June 30, 2026 and December 31, 2025, respectively.

The Corporation closely monitors economic and credit trends for the industries in which its commercial real estate borrowers are involved. Property types are designated based on the purpose of the collateral securing commercial real estate loans. The tables below present commercial real estate loans by borrower industry and percentage as well as the weighted average (WA) loan to value (LTV) ratio for each industry as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026		December 31, 2025
Commercial real estate loans by borrower industry:	Balances	% of Total	Balances	% of Total
Construction & land development	$131,885	8.7%	$120,418	8.6%
Industrial	74,945	4.9%	70,402	5.0%
Warehouse & storage	108,730	7.2%	104,214	7.4%
Retail	266,161	17.5%	264,230	18.7%
Office	147,341	9.7%	145,585	10.3%
Hotel	90,918	6.0%	80,563	5.7%
1-4 family residential rental	52,248	3.4%	54,264	3.8%
Multifamily (5+)	488,974	32.2%	449,829	31.9%
Medical	68,618	4.5%	54,395	4.0%
Educational	27,509	1.8%	21,458	1.5%
Other	60,057	4.1%	44,369	3.1%
Total	$1,517,386	100.0%	$1,409,727	100.0%

Weighted average loan to value ratio by industry:	June 30, 2026	December 31, 2025

Industrial	51.6%	52.2%
Warehouse & storage	61.6%	63.6%
Retail	59.3%	58.6%
Office	60.7%	61.1%
Hotel	49.4%	53.0%
1-4 family residential rental	60.7%	65.3%
Multifamily (5+)	58.5%	60.4%
Medical	65.8%	64.1%
Educational	59.3%	56.2%
Other	53.4%	48.3%
Total	58.1%	59.2%
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which may cause them to be similarly impacted by economic or other conditions. Industries are identified using NAICS codes, and the Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations of greater than 10.0% of total loans. As of June 30, 2026 and December 31, 2025, commercial loans to borrowers involved in the real estate and real estate rental and leasing businesses were 53.3% and 52.1% of the Corporation's total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of June 30, 2026 and December 31, 2025.

The table below presents the maturity of loans outstanding as of June 30, 2026 (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$136,866	$134,739	$56,321	$439	$328,365
Commercial real estate:
Construction	10,109	40,772	81,004	—	131,885
Owner occupied commercial real estate	8,449	48,232	122,486	4,538	183,705
Non-owner occupied commercial real estate	101,599	483,870	602,301	14,026	1,201,796
Residential mortgages	9,964	13,578	73,780	189,553	286,875
Consumer loans:
Home equity lines and loans	288	5,763	54,990	54,587	115,628
Indirect consumer loans	1,741	84,862	26,164	—	112,767
Direct consumer loans	310	3,627	1,311	882	6,130
Total	$269,326	$815,443	$1,018,357	$264,025	$2,367,151

The tables below present the amounts due after one year, classified according to fixed interest rates and variable interest rates as of June 30, 2026 (in thousands):

Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$69,022	$26,695	$—	$95,717
Commercial real estate:
Construction	2,195	—	—	2,195
Owner occupied commercial real estate	16,293	22,687	—	38,980
Non-owner occupied commercial real estate	212,653	92,465	—	305,118
Residential mortgages	13,552	69,875	125,971	209,398
Consumer loans:
Home equity lines and loans	4,281	47,253	231	51,765
Indirect consumer loans	84,862	26,164	—	111,026
Direct consumer loans	3,627	373	56	4,056
Total	$406,485	$285,512	$126,258	$818,255

Loans maturing with variable interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$65,717	$29,626	$439	$95,782
Commercial real estate:				—
Construction	38,577	81,004	—	119,581
Owner occupied commercial real estate	31,939	99,799	4,538	136,276
Non-owner occupied commercial real estate	271,217	509,836	14,026	795,079
Residential mortgages	26	3,905	63,582	67,513
Consumer loans:				—
Home equity lines and loans	1,482	7,737	54,356	63,575
Indirect consumer loans	—	—	—	—
Direct consumer loans	—	938	826	1,764
Total	$408,958	$732,845	$137,767	$1,279,570

Non-Performing Loans and Non-Performing Assets

Non-performing assets consist of non-performing loans, other real estate owned, acquired in partial or full satisfaction of loan obligations or through foreclosure, and repossessed vehicles. Non-performing loans are comprised of nonaccrual loans. Past due status for all loans is based on the contractual terms of the loan. It is generally the Corporation's policy to place a loan 90 days past due on nonaccrual status unless factors exist that would eliminate the need for such classification. A loan may also be designated as nonaccrual at any time if full payment of principal or interest is not expected due to deterioration in the financial condition of the borrower. When loans are placed on nonaccrual status, the accrual of interest is discontinued and previously accrued interest is reversed. Payments received on nonaccrual loans are generally applied to principal using the cost recovery method. Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Corporation expects to receive all original principal and interest. In the case of nonaccrual loans for which a portion of the balance has been charged off, the remaining balance is maintained on nonaccrual status until the entire principal balance has been recovered.

The following table summarizes the Corporation's non-performing assets (dollars in thousands):

NON-PERFORMING ASSETS
	June 30, 2026	December 31, 2025
Total non-performing loans	$9,160	$7,908
Other real estate owned and repossessed vehicles	2,051	257
Total non-performing assets	$11,211	$8,165

Ratio of non-performing loans to total loans	0.39%	0.35%
Ratio of non-performing assets to total assets	0.40%	0.30%
Ratio of allowance for credit losses to non-performing loans	275.46%	306.13%
Accruing loans past due 90 days or more (1)	$—	$17

(1) Not included in non-performing assets above.

Non-performing loans totaled $9.2 million, or 0.39% of total loans as of June 30, 2026, compared to $7.9 million, or 0.35% of total loans as of December 31, 2025. Non-performing assets, which are comprised of non-performing loans, other real estate owned, and repossessed vehicles, were $11.2 million, or 0.40% of total assets as of June 30, 2026, compared to $8.2 million, or 0.30% of total assets as of December 31, 2025. The increase in non-performing loans was largely due to the addition of commercial loans totaling $4.6 million during the first six months of 2026, including one commercial and industrial loan with a balance of $2.2 million and one commercial real estate loan with a balance of $2.0 million. Partially offsetting the increase was the transfer of $2.0 million in commercial real estate loan balances to other real estate owned during the first six months of 2026, net of $0.3 million in related charge-offs, as well as the payoff of two nonaccrual commercial real estate loans totaling $0.6 million and $0.2 million in net paydowns on other non-performing commercial loans during the first six months of 2026. Also offsetting the overall increase in non-performing loans was a decrease of $0.5 million in total non-performing residential mortgage and consumer loans.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Corporation works closely with borrowers experiencing financial difficulties to identify viable solutions that minimize the potential for loss. The Corporation especially monitors modifications made to borrowers experiencing financial difficulty where contractual cash flows are directly impacted, including through principal reductions, reductions in effective interest rates, term extensions, significant payment delays, or a combination thereof. As of June 30, 2026, the Corporation had 11 active loans modified under such terms.

During the three month period ended June 30, 2026, the Corporation modified two loans to a single borrower experiencing financial difficulty. Both modifications consisted of payment delays whereby six months of principal and interest payments were deferred to the contractual maturity dates of the loans. Loans modified during the period totaled $3.7 million and included a $3.5 million non-owner occupied commercial real estate loan and a $0.2 million commercial and industrial loan. In addition, during the six month period ended June 30, 2026, the Corporation also modified one $0.1 million commercial and industrial loan, which was given a three-year term extension.

As of June 30, 2026, there was one previously modified home equity loan with a balance of $0.1 million that was greater than 90 days past due. All other active modified loans were performing in accordance with their modified terms as of June 30, 2026. During the six month period ended June 30, 2026, the Corporation recognized a $0.7 million recovery on a commercial and industrial loan that had previously been modified through a term extension and subsequently charged off.

Allowance for Credit Losses

The allowance for credit losses is an amount that management believes will be adequate to absorb the estimated lifetime credit losses inherent in assets exhibiting credit risk as of each measurement date. The allowance is in conformity with the requirements established by ASC 326 - Financial Instruments - Credit Losses and covers a range of assets including loans, unfunded commitments, and debt securities; incorporating both quantitative and qualitative components. As of June 30, 2026 and December 31, 2025, the Corporation did not allocate any allowance for credit losses to its portfolios of available for sale or held to maturity debt securities, due to the explicit or implicit U.S. Government guarantee as to principal and interest payments on the majority of the portfolio, and the immateriality of credit risk on remaining unguaranteed securities.
Loans are analyzed for credit loss on either an individual basis or a pooled (collective) basis, determined by risk characteristics. The Corporation begins analyzing loans on an individual basis when management determines a loan no longer exhibits risk characteristics consistent with the risk characteristics in its designated pool under the Corporation's CECL methodology. The amortized cost basis of individually analyzed loans as of June 30, 2026 totaled $5.9 million, compared to $4.2 million as of December 31, 2025. Remaining loans are analyzed on a pooled basis and are segmented based on groups of assigned FFIEC Call Report codes. Management seeks to disaggregate its loan portfolio in a granular enough manner to capture the risk profile of each loan, yet broad enough to accurately allow for the application of certain pool-level assumptions.
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
For pooled loans, quantitative analysis is based on an estimated discounted cash flow analysis (DCF) performed at the loan level. The modeled reserve requirement equals the difference between the book balance of the loan as of the measurement date and the present value of assumed cash flows for the life of the loan. The underlying assumptions of the DCF are based on the relationship between a projected value of an economic indicator, and the implied historical loss experience amongst a group of curated peers. The Corporation utilizes a regression analysis to determine suitable loss drivers for each pool of loans. Based on these results, a probability of default (PD) and loss given default (LGD) is assigned to each potential value of a chosen economic indicator for each pool of loans, and is then applied to the portfolio to derive the statistical loss implications thereof. An estimated loss for each period of the DCF, as well as implied recovery of past losses, is incorporated into the DCF. The Corporation relies on FOMC data, including its projections for U.S. civilian unemployment and U.S. GDP growth, as the source for its readily available and reasonable economic forecast. The forecasted values are applied over a rolling four quarter period, and revert to the historic mean of the economic variable over an eight quarter period, on a straight-line basis.
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
The allowance for credit losses is increased through a provision for credit losses, which is charged to operations. Separate provision accounts have been established for on-balance sheet credit exposures and off-balance sheet credit exposures, and are combined in the line item provision for credit losses on the Consolidated Statements of Income. Loans are charged against the allowance for credit losses when management believes the collectability of all or a portion of the principal is unlikely. Management's evaluation of the adequacy of the allowance for credit losses is performed on a periodic basis and takes into consideration such factors as the outcomes of the quantitative analysis, a review of individually analyzed loans, and determinations concerning qualitative adjustments. While management uses available information to recognize estimated credit losses, future additions to the allowance may be necessary based on changing economic conditions or portfolio composition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for credit losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The allowance for credit losses on loans was $25.2 million as of June 30, 2026, and $24.2 million as of December 31, 2025 and was 275.46% of non-performing loans as of June 30, 2026, compared to 306.13% as of December 31, 2025. The decrease in the ratio of the allowance for credit losses to non-performing loans was mainly due to the addition of a $2.2 million commercial and industrial loan to non-performing loans during the first six months of 2026 that, following analysis by management, did not require a specific allocation in the allowance for credit losses. Also contributing to the decrease was the transfer of $2.0 million in commercial real estate loan balances to other real estate owned during the first six months of 2026, which had previously carried specific allocations in the allowance for credit losses. The ratio of allowance for credit losses on loans to total loans was 1.07% as of both June 30, 2026 and December 31, 2025. Net charge-offs for the six months ended June 30, 2026 were $0.1 million and net charge-offs for the six months ended June 30, 2025 were $1.3 million.
The increase in the allowance for credit losses was largely due to $1.3 million in specific allocations made on individually analyzed loans during the first six months of 2026, including $1.2 million on one non-owner occupied commercial real estate loan. Also contributing to the increase was provisioning related to commercial real estate loan growth and additional qualitative adjustments made during the first six months of 2026. Partially offsetting the overall increase were charge-offs associated with specific allocations on loans transferred to other real estate owned during the first six months of 2026, as well as the impact of the annual review and update to loss drivers of the Corporation's CECL model, which are implemented in the first quarter each year and resulted in a net decrease in modeled loss rates in the current year. FOMC forecasts for both U.S. civilian unemployment and year-over-year U.S. GDP growth were stable as of June 30, 2026, compared to December 31, 2025. The FOMC's forecast for 2026 year-end U.S. civilian unemployment was 4.3% as of June 30, 2026, a decrease of ten basis points from December 31, 2025, while the forecast for U.S. GDP growth deteriorated ten basis points, from 2.3% as of December 31, 2025 to 2.2% as of June 30, 2026. Changes in FOMC forecasts did not have a significant effect on the Corporation's CECL model as of June 30, 2026 compared to December 31, 2025.
The table below summarizes the Corporation’s allowance for credit losses and non-performing loans outstanding by loan category as of June 30, 2026 and December 31, 2025 (dollars in thousands):

ALLOWANCE BY LOAN CATEGORY
Balance as of June 30, 2026	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,213	1.28%	$3,159	0.96%	133.36%
Commercial real estate	16,198	1.07%	2,564	0.17%	631.75%
Residential mortgages	2,401	0.84%	1,342	0.47%	178.91%
Consumer loans	2,420	1.03%	2,095	0.89%	115.51%
Total	$25,232	1.07%	$9,160	0.39%	275.46%

Balance as of December 31, 2025	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,524	1.40%	$779	0.24%	580.74%
Commercial real estate	14,363	1.02%	3,167	0.22%	453.52%
Residential mortgages	2,788	0.97%	1,753	0.61%	159.04%
Consumer loans	2,534	1.02%	2,209	0.89%	114.71%
Total	$24,209	1.07%	$7,908	0.35%	306.13%

(1) Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios as of June 30, 2026 and December 31, 2025:

Consolidated Ratios	June 30, 2026	December 31, 2025
Non-performing loans to total loans	0.39%	0.35%
Allowance for credit losses to total loans	1.07%	1.07%
Allowance for credit losses, inclusive of unfunded commitments, to total loans	1.09%	1.09%
Allowance for credit losses to non-performing loans	275.46%	306.13%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the six months ended June 30, 2026 and 2025:

Net (Recovery) Charge-Off Ratio	June 30, 2026	June 30, 2025
Commercial and industrial	(0.42)%	0.53%
Commercial real estate	0.04%	—%
Residential mortgages	(0.02)%	(0.01)%
Consumer loans	0.39%	0.37%
Total	0.01%	0.12%

The table below summarizes the Corporation’s credit loss experience for the six months ended June 30, 2026 and 2025 (in thousands):

SUMMARY OF CREDIT LOSS EXPERIENCE
	Six Months Ended June 30,
	2026	2025
Balance of allowance for credit losses at beginning of period	$24,209	$21,388
Charge-offs:
Commercial and industrial	1	777
Commercial real estate	310	—
Residential mortgages	8	—
Consumer loans	784	742
Total charge-offs	$1,103	$1,519
Recoveries:
Commercial and industrial	$682	$9
Commercial real estate	1	2
Residential mortgages	32	10
Consumer loans	322	244
Total recoveries	$1,037	$265
Net charge-offs	66	1,254
Provision for credit losses on-balance sheet exposure (1)	1,089	2,531

Balance of allowance for credit losses at end of period	$25,232	$22,665

(1) Additional provision related to off-balance sheet exposure was $73 thousand for the six months ended June 30, 2026 and a credit of $294 thousand for the six months ended June 30, 2025.

Net charge-offs for the six months ended June 30, 2026 were largely due to normal charge-off activity in the Corporation's indirect auto portfolio, as well as $0.3 million in charge-offs relating to the transfer of four properties associated with multiple non-owner occupied commercial real estate loans to a single borrower to other real estate owned, partially offset by a $0.7 million recovery on a commercial and industrial loan which had been charged off during the six months ended June 30, 2025.

Net charge-offs for the six months ended June 30, 2025 were mostly due to a $0.7 million charge-off of a commercial and industrial loan, all of which was subsequently recovered in the first six months of 2026, and normal charge-off activity in the Corporation's indirect auto portfolio.

Other Real Estate Owned and Repossessed Vehicles

Other real estate owned totaled $1.9 million as of June 30, 2026. There was no other real estate owned as of December 31, 2025. There were five properties added to other real estate owned in the first six months of 2026. Four of the properties added during the first six months of 2026 were associated with one commercial borrower group, and included one multifamily property and three 1-4 family residential rental properties, with a transfer date fair value totaling $1.7 million. The transfer date fair value was inclusive of $0.3 million in charge-offs at the time of transfer. Additionally, there was one residential mortgage transferred to other real estate owned in the first six months of 2026, totaling $0.2 million. There were no properties sold from other real estate owned in the first six months of 2026. The Corporation had $0.2 million in repossessed vehicles as of June 30, 2026 and $0.3 million as of December 31, 2025, which is included in other assets on the Consolidated Balance Sheets, and is a component of non-performing assets.

Deposits

The table below summarizes the Corporation’s deposit composition by segment as of June 30, 2026 and December 31, 2025, and the dollar and percent change from December 31, 2025 to June 30, 2026 (in thousands):

DEPOSITS
					June 30, 2026 v. December 31, 2025
	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total	$ Change	% of Total Change
Non interest-bearing demand deposits	$681,912	28.9%	$624,532	27.5%	$57,380	1.4%
Interest-bearing demand deposits	312,521	13.2%	326,645	14.4%	(14,124)	(1.2)%
Money market deposits	680,752	28.8%	601,391	26.5%	79,361	2.3%
Savings deposits	256,375	10.9%	254,490	11.2%	1,885	(0.3)%
Certificates of deposit $250,000 or less	305,913	12.9%	339,320	14.9%	(33,407)	(2.0)%
Certificates of deposit greater than $250,000	101,788	4.3%	98,714	4.4%	3,074	(0.1)%
Other time deposits	24,673	1.0%	25,582	1.1%	(909)	(0.1)%
Total	$2,363,934	100.0%	$2,270,674	100.0%	$93,260

Deposits totaled $2.364 billion as of June 30, 2026 compared to $2.271 billion as of December 31, 2025, an increase of $93.3 million, or 4.1%. The increase was attributable to an increase of $93.3 million in total customer deposits, and there were no brokered deposits as of either June 30, 2026 or December 31, 2025. The increase in total customer deposits was attributable to increases of $79.4 million in insured money market deposits, $57.4 million in non interest-bearing demand deposits, and $1.9 million in savings deposits. These increases were partially offset by decreases of $31.2 million in customer time deposits and $14.1 million in interest-bearing demand deposits.
The increases in money market deposits was mainly attributable to an increase in municipal insured cash sweep deposits, as well as an increase in deposits from commercial clients, partially due to the introduction of a new escrow product. The increase in non-interest bearing demand deposits was due to net inflows from individuals and commercial clients compared to prior year-end, partially due to a targeted checking account campaign during 2026. Non interest-bearing deposits comprised 28.8% and 27.5% of total deposits as of June 30, 2026 and December 31, 2025, respectively. Savings deposits increased mostly due to net inflows from individuals. The decrease in customer time deposits was largely due to maturities of previous higher-cost CD campaigns which were not renewed. The decrease in interest-bearing demand deposits reflected outflows for both commercial and consumer customers.
The growth in customer deposits was due primarily to increases of $41.3 million in ICS deposits, $34.0 million in commercial deposits, $26.5 million in consumer deposits, and $12.8 million in public deposits, offset by a decrease of $21.3 million in CDARS deposits, compared to December 31, 2025. As of June 30, 2026, demand deposit and money market deposits comprised 70.9% of total deposits compared to 68.4% as of December 31, 2025. The aggregate amount of the Corporation's outstanding uninsured deposits was 31.5% and 30.1% of total deposits, as of June 30, 2026 and December 31, 2025, respectively.

The table below presents the Corporation's deposits balances by Bank division (in thousands):

DEPOSITS BY DIVISION
	June 30, 2026	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
Chemung Canal Trust Company	$1,887,660	$1,857,387	$1,892,228	$1,899,903	$1,815,566
Capital Bank Division	378,351	363,745	399,411	380,962	435,207
Canal Bank Division	97,923	49,542	13,085	5,786	3,002
Brokered Deposits	—	—	92,159	142,776	73,452
Total	$2,363,934	$2,270,674	$2,396,883	$2,429,427	$2,327,227

In addition to consumer, commercial, and public deposits, other sources of funds include reciprocal deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. The CDARS and ICS reciprocal program uses a sophisticated matching system, where funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Additionally, the CDARS and ICS One-Way Buy programs allow the Corporation to obtain wholesale brokered deposits through the system. Deposits obtained through the CDARS and ICS reciprocal programs were $346.5 million and $326.5 million as of June 30, 2026, and December 31, 2025, respectively.

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

Borrowings
Borrowings increased $2.4 million to $136.9 million as of June 30, 2026 from December 31, 2025. The Corporation's borrowed funds as of June 30, 2026 were comprised of a $42.6 million FHLBNY overnight advance, $47.0 million in FHLBNY term advances, $44.1 million in subordinated notes, and $3.2 million in long-term finance lease obligations. The Corporation’s borrowed funds as of December 31, 2025 were comprised of a $87.1 million FHLBNY overnight advance, $44.0 million in subordinated notes, and $3.5 million in long-term finance lease obligations. There were no outstanding FHLBNY or FRBNY term advances as of December 31, 2025.
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

Shareholders’ Equity
Total shareholders' equity increased $15.7 million from $254.7 million as of December 31, 2025 to $270.4 million as of June 30, 2026. The increase can primarily be attributed to an increase of $14.7 million in retained earnings, partially offset by a decrease of $0.7 million in treasury stock. The increase in retained earnings was mainly due to net income of $18.0 million for the six months ended June 30, 2026, partially offset by dividends declared of $3.3 million during the six months ended June 30, 2026. Treasury stock decreased primarily due to the issuance of shares related to the Corporation's employee benefit plans and grants issued under the Corporation's stock compensation plan.. The total shareholders’ equity to total assets ratio was 9.59% as of June 30, 2026 compared to 9.40% as of December 31, 2025. The tangible equity to tangible assets ratio was 8.88% as of June 30, 2026 compared to 8.66% as of December 31, 2025. Book value per share increased to $55.88 as of June 30, 2026 from $52.97 as of December 31, 2025.
The Bank is subject to the capital adequacy guidelines of the Federal Reserve, which establishes a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of June 30, 2026, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a stock repurchase program. Under the repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under the publicly announced repurchase program in the second quarter of 2026. As of June 30, 2026, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares as of June 30, 2026.

Liquidity
Liquidity management involves the ability to meet the cash flow requirements of deposit clients and borrowers, as well as the operating, investing, and financing activities of the Corporation. The Corporation uses a variety of resources to meet its liquidity needs. These include short-term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $250,000 or more, brokered deposits, FHLBNY and FRB advances, and securities sold under agreements to repurchase.
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
As of June 30, 2026, the Corporation's cash and cash equivalents balance was $73.1 million, increasing $23.0 million compared to December 31, 2025, largely due to an increase in deposits. The Corporation maintains an investment portfolio of securities available for sale, comprised of government sponsored entity mortgage-backed securities, collateralized mortgage obligations, municipal bonds, and corporate bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of June 30, 2026, the Corporation's investment in securities available for sale was $269.0 million, $67.0 million of which was not pledged as collateral.

The Corporation is a member of the FHLBNY, which allows it to access borrowings to enhance management's ability to satisfy future liquidity needs. As of June 30, 2026, the Bank had pledged a total of $256.8 million of residential mortgage loans and home equity loans under a blanket lien arrangement. Based on this available collateral, the Corporation was eligible to borrow up to a total of $180.9 million, and utilized $89.6 million as of June 30, 2026. As of December 31, 2025, the Bank had pledged a total of $255.1 million of residential mortgage loans and home equity loans under a blanket lien arrangement. Based upon this available collateral, the Corporation was eligible to borrow up to a total of $178.5 million, and utilized $87.1 million as of December 31, 2025. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.
Uninsured deposits totaled $744.4 million as of June 30, 2026, and $682.5 million as of December 31, 2025, which included $174.2 million and $161.4 million of municipal deposits that were collateralized by pledged assets when appropriate, respectively. The aggregate amount of the Corporation's outstanding uninsured deposits was 31.5% and 30.1% of total deposits, as of June 30, 2026 and December 31, 2025, respectively. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions, due to their fluidity.
The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it may continue utilizing brokered deposits as a secondary source of funding to support growth. Brokered deposits may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. The Corporation had no brokered deposits as of June 30, 2026 and December 31, 2025. The Corporation also had a total of $65.0 million of unsecured lines of credit with four different financial institutions, all of which were available as of June 30, 2026 and December 31, 2025. Also available to the Corporation is the Discount Window Lending program provided by the FRB, at which $7.5 million in borrowing capacity was available as of June 30, 2026.
Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$18,273	$16,926
Net cash (used in) provided by investing activities	(87,614)	197,068
Net cash provided by financing activities	92,357	59,022
Net increase in cash and cash equivalents	$23,016	$273,016

Operating activities
The Corporation believes cash flows from operations, available cash balances, and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first six months of 2026 and 2025 primarily resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first six months of 2026 was primarily due to the increase in loans, partially offset by maturities and principal paydowns on securities available for sale. Cash provided by investing activities during the first six months of 2025 primarily resulted from the sale of available for sale securities during the second quarter of 2025, partially offset by a net increase in loans.

Financing activities
Cash provided by financing activities during the first six months of 2026 was primarily due to increases in total deposits. Cash provided by financing activities during the first six months of 2025 was primarily due to the issuance of $45.0 million in subordinated debt notes and a net increase in deposits, offset by a decrease in FHLBNY advances.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of June 30, 2026 and December 31, 2025, the Bank met all capital adequacy requirements to which it was subject. As of December 31, 2018, the Corporation is no longer subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, until it reaches $3.0 billion in assets.

As of June 30, 2026, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of June 30, 2026 and December 31, 2025 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of June 30, 2026 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$354,452	15.38%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$344,463	14.96%	$184,185	8.00%	$241,743	10.50%	$230,231	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$284,483	12.34%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$318,573	13.84%	$138,139	6.00%	$195,696	8.50%	$184,185	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$284,483	12.34%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$318,573	13.84%	$103,604	4.50%	$161,162	7.00%	$149,650	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$284,483	10.16%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$318,573	11.38%	$111,965	4.00%	N/A	N/A	$139,956	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2025 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$337,760	15.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$326,594	14.80%	$176,571	8.00%	$231,749	10.50%	$220,714	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$268,938	12.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$301,800	13.67%	$132,428	6.00%	$187,607	8.50%	$176,571	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$268,938	12.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$301,800	13.67%	$99,321	4.50%	$154,500	7.00%	$143,464	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$268,938	9.89%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$301,800	11.10%	$108,744	4.00%	N/A	N/A	$135,930	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. As of June 30, 2026, the Bank could, without prior approval, declare dividends of approximately $48.8 million.

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

Fully Taxable Equivalent Net Interest Income and Net Interest Margin

Net interest income is commonly presented on a tax-equivalent basis. That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total. This adjustment is considered helpful in comparing one financial institution's net interest income to that of other institutions or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt obligations, and that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations. Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average interest-earning assets. For purposes of this measure as well, fully taxable equivalent net interest income is generally used by financial institutions, as opposed to actual net interest income, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time.  The Corporation follows these practices.

						As of or for the
(in thousands, except ratio data)	As of or for the Three Months Ended					Six Months Ended
Net Interest Margin - Fully Taxable Equivalent	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2026	2026	2025	2025	2025	2026	2025
Net interest income (GAAP)	$24,670	$23,584	$23,844	$22,688	$20,808	$48,254	$40,625
Fully taxable equivalent adjustment	63	62	70	67	76	125	156
Fully taxable equivalent net interest income (non-GAAP)	$24,733	$23,646	$23,914	$22,755	$20,884	$48,379	$40,781

Average interest-earning assets (GAAP)	$2,706,598	$2,662,192	$2,625,177	$2,617,680	$2,749,856	$2,684,518	$2,739,813

Net interest margin - fully taxable equivalent (non-GAAP)	3.67%	3.60%	3.61%	3.45%	3.05%	3.63%	3.00%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
Efficiency Ratio	2026	2026	2025	2025	2025	2026	2025
Net interest income (GAAP)	$24,670	$23,584	$23,844	$22,688	$20,808	$48,254	$40,625
Fully taxable equivalent adjustment	63	62	70	67	76	125	156
Fully taxable equivalent net interest income (non-GAAP)	$24,733	$23,646	$23,914	$22,755	$20,884	$48,379	$40,781

Non-interest income (GAAP)	$6,503	$6,320	$6,673	$6,088	$(10,705)	$12,823	$(4,816)
Less: net (gains) losses on securities transactions	—	—	—	—	17,498	—	17,498
Less: (gain) loss on sale of branch property	—	—	—	—	(629)	—	(629)
Adjusted non-interest income (non-GAAP)	$6,503	$6,320	$6,673	$6,088	$6,164	$12,823	$12,053

Non-interest expense (GAAP)	$19,321	$17,462	$18,388	$17,645	$17,769	$36,783	$34,696

Efficiency ratio (unadjusted)	61.98%	58.39%	60.25%	61.32%	175.88%	60.22%	96.89%
Efficiency ratio (adjusted)	61.85%	58.27%	60.12%	61.18%	65.69%	60.10%	65.67%

Tangible Equity and Tangible Assets (Period-End)

Tangible equity, tangible assets, and tangible book value per share are each non-GAAP financial measures. Tangible equity represents the Corporation’s stockholders’ equity, less goodwill and other intangible assets. Tangible assets represent the Corporation’s total assets, less goodwill and other intangible assets. Tangible book value per share represents the Corporation’s tangible equity divided by common shares at period-end. These measures are meaningful to the Corporation, as well as to investors and analysts, in assessing the Corporation’s use of equity.

						As of or for the
(in thousands, except per share and ratio data)	As of or for the Three Months Ended					Six Months Ended
Tangible Equity and Tangible Assets (Period End)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2026	2026	2025	2025	2025	2026	2025
Total shareholders' equity (GAAP)	$270,361	$262,929	$254,709	$245,308	$234,966	$270,361	$234,966
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible equity (non-GAAP)	$248,537	$241,105	$232,885	$223,484	$213,142	$248,537	$213,142

Total assets (GAAP)	$2,820,202	$2,748,722	$2,710,235	$2,696,634	$2,852,488	$2,820,202	$2,852,488
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,798,378	$2,726,898	$2,688,411	$2,674,810	$2,830,664	$2,798,378	$2,830,664

Total equity to total assets at end of period (GAAP)	9.59%	9.57%	9.40%	9.10%	8.24%	9.59%	8.24%
Book value per share (GAAP)	$55.88	$54.36	$52.97	$50.98	$48.85	$55.88	$48.85

Tangible equity to tangible assets at end of period (non-GAAP)	8.88%	8.84%	8.66%	8.36%	7.53%	8.88%	7.53%
Tangible book value per share (non-GAAP)	$51.37	$49.85	$48.43	$46.44	$44.31	$51.37	$44.31

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
Tangible Equity (Average)	2026	2026	2025	2025	2025	2026	2025
Total average shareholders' equity (GAAP)	$267,809	$261,823	$252,325	$239,836	$229,161	$264,833	$225,999
Less: average intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Average tangible equity (non-GAAP)	$245,985	$239,999	$230,501	$218,012	$207,337	$243,009	$204,175

Net income (GAAP)	$8,810	$9,199	$7,741	$7,792	$(6,452)	$18,009	$(429)

Return on average equity (GAAP)	13.19%	14.25%	12.17%	12.89%	(11.29)%	13.71%	(0.38)%
Return on average tangible equity (non-GAAP)	14.37%	15.54%	13.32%	14.18%	(12.48)%	14.94%	(0.42)%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
Non-GAAP Net Income (Loss)	2026	2026	2025	2025	2025	2026	2025
Reported net income (loss) (GAAP)	$8,810	$9,199	$7,741	$7,792	$(6,452)	$18,009	$(429)
Net (gains) losses on securities transactions (net of tax)	—	—	—	—	13,237	—	13,237
Net (gain) loss on sale of branch property (net of tax)	—	—	—	—	(463)	—	(463)
Non-GAAP net income	$8,810	$9,199	$7,741	$7,792	$6,322	$18,009	$12,345

Average basic and diluted shares outstanding	4,838	4,825	4,811	4,811	4,808	4,830	4,798

Average total assets (GAAP)	$2,774,578	$2,733,232	$2,691,963	$2,684,273	$2,802,226	$2,753,844	$2,793,369
Average total shareholders' equity (GAAP)	267,809	261,823	252,325	239,836	229,161	264,833	225,999

Reported basic and diluted earnings (loss) per share (GAAP)	$1.82	$1.91	$1.61	$1.62	$(1.35)	$3.73	$(0.09)
Reported return on average assets (GAAP)	1.27%	1.36%	1.14%	1.15%	(0.92)%	1.32%	(0.03)%
Reported return on average equity (GAAP)	13.19%	14.25%	12.17%	12.89%	(11.29)%	13.71%	(0.38)%

Non-GAAP basic and diluted earnings per share	$1.82	$1.91	$1.61	$1.62	$1.31	$3.73	$2.57
Non-GAAP return on average assets	1.27%	1.36%	1.14%	1.15%	0.90%	1.32%	0.89%
Non-GAAP return on average equity	13.19%	14.25%	12.17%	12.89%	11.07%	13.71%	11.02%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. As of June 30, 2026, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would negatively impact the next 12 months net interest income by 1.15% and 2.76%, respectively. Immediate increases of 100 basis points and 200 basis points would positively impact the next 12 months net interest income by 5.48% and 10.92%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
200 basis points decrease	(2.76)%
100 basis points decrease	(1.15)%
100 basis points increase	5.48%
200 basis points increase	10.92%

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. As of June 30, 2026, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would negatively impact the market value of the Corporation’s capital account by 0.61% and 2.49%, respectively. Immediate increases in interest rates of 100 basis points and 200 basis points would positively impact the market value of the Corporation’s capital account by 3.48% and 6.50%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
200 basis points decrease	(2.49)%
100 basis points decrease	(0.61)%
100 basis points increase	3.48%
200 basis points increase	6.50%

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial and accounting officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2026 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial and accounting officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2026. In addition, there have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. On February 4, 2020, the Corporation filed a lawsuit against Pioneer Bank, Albany, New York, in the Supreme Court of the State of New York in the County of Albany. As disclosed in the Corporation’s September 12, 2019 Current Report on Form 8-K, the Bank owns a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. The Corporation’s complaint alleged that Pioneer Bank, as lead bank, breached the participation agreement and engaged in fraud and negligent misrepresentation. The Corporation received a recovery of $0.5 million in April 2020. The Corporation and Pioneer Bank entered into a settlement agreement on August 6, 2026 to recover an additional $2.9 million. Upon finalization of the settlement agreement, the Corporation will file documentation with the Supreme Court of New York to discontinue the litigation and release Pioneer Bank from further claims.

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material impact on our financial results or liquidity as of June 30, 2026.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2026	—	$—	—	200,816
May 1 - May 31, 2026	—	$—	—	200,816
June 1 - June 30, 2026	147	$73.26	—	200,816
Quarter Ended June 30, 2026 (2)	147	$73.26	—	200,816

(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of June 30, 2026 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

(2) All shares purchased during the quarter represent shares that were elected to be withheld from the vesting of restricted stock awards to cover income tax withholdings for the individuals.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

During the second quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

CHEMUNG FINANCIAL CORPORATION

DATED: August 6, 2026	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: August 6, 2026	By: /s/ Dale M. McKim, III
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