Form 10-Q
period 2026-09-30
CHEMUNG FINANCIAL CORP
filed 2026-11-05
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2026

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

As of November 1, 2026, there were 4,822,821 shares of Common Stock, $0.01 par value, outstanding.

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

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Brokered deposits	Refers to deposits obtained from or through the mediation or assistance of a deposit broker.
Canal Bank	Division of Chemung Canal Trust Company located in the “Western Region” of New York State, including Erie County.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State including the counties of Albany, Saratoga, and Schenectady.
CDARS	Product involving a network of financial institutions that exchange certificates of deposit among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.
CFS Group, Inc.	A financial services subsidiary of the Corporation offering non-traditional services including mutual funds, annuities, brokerage services, tax preparation services, and insurance.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations	A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk. The mortgages serve as collateral and are organized into classes based on their risk profile.
Common area maintenance (CAM)	Expenses associated with shared-space maintenance of leased premises.
Dodd-Frank Act	The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations.
Executive Management Team	Senior leadership of Chemung Financial Corporation responsible for the Corporation's strategic direction and operations.
Fully taxable equivalent basis	Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
ICS	Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.

Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years and other loans receivable designated for sale by management.
Long-term lease obligation	An obligation extending beyond the current year, which is related to a long-term finance lease that is considered to have the economic characteristics of asset ownership.
MasterCard	Payment card services vendor.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes, and Treasury bonds.
Obligations of U.S. Government sponsored enterprises	Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
Other real estate owned (OREO)	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision net revenue	Represents total net revenue less non-interest expense, before income tax expense. The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.
Regulatory Relief Act	The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 and provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities and investment company-related requirements.
Risk-Weighted Assets (RWA)	Risk-weighted assets, which is used to calculate regulatory capital ratios, consist of on- and off-balance sheet exposures that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet exposures such as lending-related commitments, guarantees, derivatives, and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets, including debt and equity instruments.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG	Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from financial institutions	$32,928	$22,772
Interest-earning deposits in other financial institutions	38,911	27,325
Total cash and cash equivalents	71,839	50,097

Equity investments, at estimated fair value	3,668	3,765
Securities available for sale, at estimated fair value (amortized cost of $311,879, at September 30, 2026 and $327,888 at December 31, 2025, net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025, respectively)	253,429	280,598
Securities held to maturity, at amortized cost (estimated fair value of $1,560 at September 30, 2026 and $640 at December 31, 2025, net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025, respectively)	1,560	640
FHLBNY and FRBNY stock, at cost	9,554	9,466

Loans, net of deferred loan fees	2,401,012	2,269,561
Allowance for credit losses	(25,213)	(24,209)
Loans, net	2,375,799	2,245,352

Loans held for sale	2,458	2,102
Premises and equipment, net	15,082	15,401
Operating lease right-of-use assets	5,649	4,755
Goodwill	21,824	21,824
Bank-owned life insurance	2,725	2,984
Interest rate swap assets	27,918	17,280
Accrued interest receivable and other assets	59,835	55,971

Total assets	$2,851,340	$2,710,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non interest-bearing	$664,375	$624,532
Interest-bearing	1,720,874	1,646,142
Total deposits	2,385,249	2,270,674

Overnight and short-term advances	85,000	87,110
Subordinated debt, net of issuance costs of $895 and $972, respectively	44,105	44,028
Long-term finance lease obligation	3,173	3,444
Operating lease liabilities	5,846	4,937
Interest rate swap liabilities	27,980	17,412
Accrued interest payable and other liabilities	26,475	27,921
Total liabilities	2,577,828	2,455,526

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2026 and December 31, 2025	53	53
Additional paid-in capital	50,119	49,547
Retained earnings	282,187	256,484
Treasury stock, at cost; 488,444 shares at September 30, 2026 and 519,079 shares at December 31, 2025	(14,598)	(15,322)
Accumulated other comprehensive loss	(44,249)	(36,053)
Total shareholders' equity	273,512	254,709

Total liabilities and shareholders' equity	$2,851,340	$2,710,235
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$34,093	$31,033	$98,436	$88,567
Taxable securities	1,698	1,653	5,051	7,206
Tax exempt securities	89	80	241	545
Interest-earning deposits	239	1,118	867	2,298
Total interest and dividend income	36,119	33,884	104,595	98,616
Interest expense:
Deposits	8,824	10,171	26,066	32,403
Borrowed funds	1,621	1,025	4,601	2,900
Total interest expense	10,445	11,196	30,667	35,303
Net interest income	25,674	22,688	73,928	63,313
Provision (credit) for credit losses	(2,602)	1,064	(1,440)	3,301
Net interest income after provision for credit losses	28,276	21,624	75,368	60,012

Non-interest income:
WMG fee income	3,148	2,967	9,484	8,827
Service charges on deposit accounts	1,065	1,094	3,154	3,328
Interchange revenue from debit card transactions	1,094	1,073	3,215	3,220
Net (losses) on securities transactions	—	—	—	(17,498)
Changes in fair value of equity investments	(41)	136	160	197
Net gains on sales of loans held for sale	41	78	109	169
Net gains (losses) on sales of other real estate owned	—	—	—	(8)
Income from bank-owned life insurance	7	8	21	24
Other	993	732	2,987	3,013
Total non-interest income	6,307	6,088	19,130	1,272

Non-interest expense:
Salaries and wages	8,203	7,925	23,840	22,713
Pension and other employee benefits	2,124	2,298	6,532	6,332
Other components of net periodic pension and postretirement benefits	(127)	(113)	(411)	(339)
Net occupancy	1,441	1,371	4,515	4,335
Furniture and equipment	503	399	1,410	1,227
Data processing	2,576	2,534	7,727	7,631
Professional services	782	636	2,435	2,079
Marketing and advertising	150	203	888	893
Other real estate owned	1	8	26	22
FDIC insurance	302	352	921	1,225
Loan expense	286	262	1,078	836
Other	1,833	1,770	5,896	5,387
Total non-interest expense	18,074	17,645	54,857	52,341
Income before income tax expense	16,509	10,067	39,641	8,943
Income tax expense	3,802	2,275	8,925	1,580
Net income	$12,707	$7,792	$30,716	$7,363

Weighted average shares outstanding	4,839	4,811	4,833	4,802
Basic and diluted earnings per share	$2.63	$1.62	$6.36	$1.53
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$12,707	$7,792	$30,716	$7,363
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(11,291)	4,925	(11,160)	17,559
Reclassification adjustment for losses realized in net income	—	—	—	17,498
Net unrealized gains (losses) on securities available for sale	(11,291)	4,925	(11,160)	35,057
Tax effect	(2,981)	1,302	(2,946)	9,086
Net of tax amount	(8,310)	3,623	(8,214)	25,971

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of net actuarial loss	8	8	24	24
Total before tax effect	8	8	24	24
Tax effect	2	2	6	6
Net of tax amount	6	6	18	18

Total other comprehensive income (loss)	(8,304)	3,629	(8,196)	25,989

Comprehensive income	$4,403	$11,421	$22,520	$33,352

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 30, 2025	$53	$48,502	$244,211	$(15,095)	$(42,705)	$234,966
Net income	—	—	7,792	—	—	7,792
Other comprehensive income	—	—	—	—	3,629	3,629
Restricted stock awards	—	339	—	—	—	339
Restricted stock units for directors' deferred compensation plan	—	6	—	—	—	6
Distribution of 299 shares of treasury stock grants for employee restricted stock awards	—	(8)	—	8	—	—
Cash dividends declared ($0.34 per share)	—	—	(1,630)	—	—	(1,630)
Withholding of 214 shares of common stock (b)	—	—	—	(11)	—	(11)
Sale of 4,621 shares of treasury stock (a)	—	98	—	135	—	233
Forfeiture of 2,130 shares of restricted stock awards	—	90	—	(106)	—	(16)
Balances at September 30, 2025	$53	$49,027	$250,373	$(15,069)	$(39,076)	$245,308

Balances at June 30, 2026	$53	$49,638	$271,216	$(14,601)	$(35,945)	$270,361
Net income	—	—	12,707	—	—	12,707
Other comprehensive loss	—	—	—	—	(8,304)	(8,304)
Restricted stock awards	—	447	—	—	—	447
Restricted stock units for directors' deferred compensation plan	—	6	—	—	—	6
Distribution of 910 shares of treasury stock grants for employee restricted stock awards	—	(27)	—	27	—	—
Cash dividends declared ($0.36 per share)	—	—	(1,736)	—	—	(1,736)
Withholding of 710 shares of common stock (b)	—	—	—	(58)	—	(58)
Sale of 1,154 shares of treasury stock (a)	—	55	—	34	—	89
Balances at September 30, 2026	$53	$50,119	$282,187	$(14,598)	$(44,249)	$273,512
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Withheld shares of common stock represent shares withheld to cover employee taxes on vesting shares.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2025	$53	$48,783	$247,705	$(16,167)	$(65,065)	$215,309
Net income	—	—	7,363	—	—	7,363
Other comprehensive income	—	—	—	—	25,989	25,989
Restricted stock awards	—	980	—	—	—	980
Restricted stock units for directors' deferred compensation plan	—	17	—	—	—	17
Distribution of 27,830 shares of treasury stock grants for employee restricted stock awards	—	(810)	—	810	—	—
Cash dividends declared ($0.98 per share)	—	—	(4,695)	—	—	(4,695)
Distribution of 7,625 shares of treasury stock for directors' compensation	—	(222)	—	222	—	—
Withholding of 2,117 shares of common stock (b)	—	—	—	(101)	—	(101)
Sale of 9,351 shares of treasury stock (a)	—	189	—	273	—	462
Forfeiture of 2,130 shares of restricted stock awards	—	90	—	(106)	—	(16)
Balances at September 30, 2025	$53	$49,027	$250,373	$(15,069)	$(39,076)	$245,308

Balances at January 1, 2026	$53	$49,547	$256,484	$(15,322)	$(36,053)	$254,709

Net income	—	—	30,716	—	—	30,716
Other comprehensive loss	—	—	—	—	(8,196)	(8,196)
Restricted stock awards	—	1,183	—	—	—	1,183
Restricted stock units for directors' deferred compensation plan	—	18	—	—	—	18
Distribution of 23,358 shares of treasury stock grants for employee restricted stock awards	—	(691)	—	691	—	—
Cash dividends declared ($1.04 per share)	—	—	(5,013)	—	—	(5,013)
Distribution of 7,775 shares of treasury stock for directors' compensation	—	(230)	—	230	—	—
Withholding of 3,968 shares of common stock (b)	—	—	—	(242)	—	(242)
Sale of 5,566 shares of treasury stock (a)	—	181	—	165	—	346
Forfeiture of 2,096 shares of restricted stock awards	—	111	—	(120)	—	(9)
Balances at September 30, 2026	$53	$50,119	$282,187	$(14,598)	$(44,249)	$273,512

(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Withheld shares of common stock represent shares withheld to cover employee taxes on vesting shares.
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2026	2025
Net income	$30,716	$7,363
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	684	503
Provision (credit) for credit losses	(1,440)	3,301
(Gains) on disposal of fixed assets, net	—	(638)
Depreciation and amortization of fixed assets	1,440	1,402
Amortization of premiums on securities, net	434	1,276
(Gains) on sales of loans held for sale, net	(109)	(169)
Proceeds from sales of loans held for sale	5,912	9,281
Loans originated and held for sale	(6,159)	(12,187)
Losses on sales of other real estate owned, net	—	8
Change in fair value of equity investments, net	(160)	(197)
Losses on securities transactions, net	—	17,498
Write down of equity investments	289	—
Purchases of equity investments, net	(219)	(184)
Amortization of deferred costs on subordinated debt	77	30
Losses (gains) on interest rate swaps, net	(70)	68
Income from bank-owned life insurance	(21)	(24)
Decrease (increase) in accrued interest receivable	(723)	587
Decrease (increase) in other assets	(14)	2,086
Increase (decrease) in accrued interest payable	880	(1,504)
Increase (decrease) in other liabilities	(2,355)	174
Payments on operating leases	(669)	(505)
Expense related to restricted stock units for directors' deferred compensation plan	18	17
Expense related to employee restricted stock awards	1,174	980
Net cash provided by operating activities	29,685	29,166
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales, maturities, calls, and principal paydowns on securities available for sale	20,511	267,211
Proceeds from sales, maturities and principal collected on securities held to maturity	80	128
Purchases of securities available for sale	(4,936)	—
Purchases of securities held to maturity	(1,000)	—
Purchases of FHLBNY and FRBNY stock	(18,981)	(11,589)
Redemption of FHLBNY and FRBNY stock	18,893	15,182
Proceeds from sales of fixed assets	—	1,323
Purchases of premises and equipment	(1,121)	(1,088)
Proceeds from sale of other real estate owned	—	347
Proceeds from bank owned life insurance	280	—
(Increase) in loans, net	(128,954)	(131,981)
Net cash provided by (used in) investing activities	(115,228)	139,533
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, interest-bearing demand, savings, and insured money market deposits	138,324	100,710
(Decrease) in time deposits	(23,749)	(139,077)
(Decrease) in FHLBNY overnight advances, net	(87,110)	(109,110)
Increase in FHLBNY term advances, net	85,000	—
Payments on finance leases	(271)	(249)
Proceeds from subordinated debt issuance	—	45,000
Payment of subordinated debt issuance costs	—	(1,028)
Purchase of treasury stock	(242)	(101)
Sale of treasury stock	346	462
Cash dividends paid	(5,013)	(4,695)
Net cash provided by (used in) financing activities	107,285	(108,088)
Increase in cash and cash equivalents, net	21,742	60,611
Cash and cash equivalents, beginning of period	50,097	47,035
Cash and cash equivalents, end of period	$71,839	$107,646
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2026	2025
Cash paid for:
Interest	$29,787	$36,807
Income taxes	9,440	3,823

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	1,895	—
Right-of-use assets obtained through operating lease liabilities	1,578	80
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Corporation, through its wholly-owned subsidiaries, the Bank and CFS, provides a wide range of banking, financing, fiduciary, and other financial services to its clients.  The Corporation and the Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

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

NOTE 2        EARNINGS PER COMMON SHARE

Basic earnings per share is calculated using the two-class method, which is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, excluding participating securities. All outstanding unvested share-based payment awards, including those related to directors' and employee stock awards, contain rights to non-forfeitable dividends and are considered participating securities for this calculation. Restricted stock awards are grants of participating securities and are considered outstanding at grant date. There were no dilutive securities issuable or outstanding for the three and nine month periods ended September 30, 2026 and 2025, respectively.

The calculation of basic earnings per share for the three and nine month periods ended September 30, 2026 and 2025 is shown below (in thousands, except share and per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$12,707	$7,792	$30,716	$7,363
(Less) allocation of earnings & dividends to participating securities	(173)	(115)	(412)	(102)
Net income available to common shareholders	$12,534	$7,677	$30,304	$7,261

Weighted average common shares outstanding	4,839,358	4,810,682	4,833,260	4,802,228
(Less) participating securities	(66,734)	(70,590)	(64,702)	(66,363)
Weighted average number of shares outstanding used in the calculation of basic earnings per share	4,772,624	4,740,092	4,768,558	4,735,865
Basic earnings per common share	$2.63	$1.62	$6.36	$1.53

NOTE 3        SECURITIES

The following tables present the amortized cost and estimated fair value of securities available for sale as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Mortgage-backed securities, residential	$279,347	$—	$55,866	$—	$223,481
Collateralized mortgage obligations	7,938	—	641	—	7,297
Obligations of states and political subdivisions	10,011	—	1,079	—	8,932
Corporate bonds and notes	14,583	—	864	—	13,719
Total	$311,879	$—	$58,450	$—	$253,429

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Mortgage-backed securities, residential	$295,595	$76	$45,296	$—	$250,375
Collateralized mortgage obligations	2,990	—	59	—	2,931
Obligations of states and political subdivisions	10,553	—	243	—	10,310
Corporate bonds and notes	18,750	—	1,768	—	16,982
Total	$327,888	$76	$47,366	$—	$280,598

The following tables present the amortized cost and estimated fair value of securities held to maturity as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,560	$—	$—	$—	$1,560

	December 31, 2025
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Allowance for Credit Losses	Estimated Fair Value
Obligations of states and political subdivisions	$640	$—	$—	$—	$640

There were no proceeds from sales and calls of securities resulting in gains or losses for the three and nine month periods ended September 30, 2026. There were no proceeds from sales and calls of securities resulting in gains or losses for the three month period ended September 30, 2025. During the nine month period ended September 30, 2025, the Corporation sold available for sale securities with a book value of $244.8 million, resulting in a realized pre-tax loss of $17.5 million. Proceeds from and the gross realized gains and losses on sales and calls of securities available for sale for the nine month period ended September 30, 2025 are presented below (in thousands).

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

	September 30, 2026
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$465	$464	$1,000	$1,000
After one, but within five years	6,694	6,338	560	560
After five, but within ten years	17,435	15,849	—	—
After ten years	—	—	—	—
	24,594	22,651	1,560	1,560
Mortgage-backed securities, residential	279,347	223,481	—	—
Collateralized mortgage obligations	7,938	7,297	—	—
Total	$311,879	$253,429	$1,560	$1,560

Securities pledged as of September 30, 2026 and December 31, 2025 had a carrying value of $193.3 million and $178.2 million, respectively, and were pledged to secure public deposits.

The following tables summarize the investment securities available for sale with unrealized losses as of September 30, 2026 and December 31, 2025 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$4,734	$245	$218,746	$55,621	$223,480	$55,866
Collateralized mortgage obligations	7,297	641	—	—	7,297	641
Obligations of states and political subdivisions	2,358	247	6,375	832	8,733	1,079
Corporate bonds and notes	987	13	12,732	851	13,719	864
Total	$15,376	$1,146	$237,853	$57,304	$253,229	$58,450

	Less than 12 months		12 months or longer		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$—	$—	$245,329	$45,296	$245,329	$45,296
Collateralized mortgage obligations	2,931	59	—	—	2,931	59
Obligations of states and political subdivisions	—	—	9,845	243	9,845	243
Corporate bonds and notes	984	16	15,998	1,752	16,982	1,768
Total	$3,915	$75	$271,172	$47,291	$275,087	$47,366

Assessment of Available for Sale Debt Securities for Credit Risk
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility in earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether potential credit losses exist. The following is a discussion of the credit quality characteristics of portfolio segments carrying material unrealized losses as of September 30, 2026.

Obligations of U.S. Governmental agencies and sponsored enterprises:
As of September 30, 2026, the majority of the Corporation’s unrealized losses in available for sale investment securities related to mortgage-backed securities, issued by government-sponsored entities and agencies. Unrealized losses attributable to mortgage-backed securities were 95.6% of total unrealized losses on available for sale securities as of September 30, 2026. Declines in fair value were attributable to changes in interest rates, not credit quality. The Corporation does not have the intent, and is not likely to be required, to sell these securities prior to anticipated recovery. Due to affiliations with U.S. governmental agencies and/or enterprises, the Corporation considers these obligations to carry zero loss estimates, and has not recorded an allowance for credit losses as of September 30, 2026.

Corporate bonds and notes:
The Corporation's corporate bonds and notes portfolio is comprised of subordinated debt issues of community and regional banks. Unrealized losses attributable to corporate bonds and notes were 1.5% of total unrealized losses on available for sale securities as of September 30, 2026. Management considers the credit quality of these investments on an individual basis. Management reviewed the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The decreases in fair value were attributable to changes in interest rates. Therefore, the Corporation considers the potential credit risk of these issuers to be immaterial, and has not recorded an allowance for credit losses as of September 30, 2026.

Equity Investments
The Corporation maintains a non-qualified deferred compensation plan to allow a select group of management and employees the opportunity to defer all or a portion of their annual compensation, and treats assets held under this plan as equity investments. As of September 30, 2026 and December 31, 2025, the fair value of investments held in relation to the deferred compensation plan was $3.5 million and $3.2 million, respectively. The Corporation also held $0.1 million and $0.6 million of marketable securities as equity investments as of September 30, 2026 and December 31, 2025, respectively. During the second quarter of 2026, the Corporation recognized a $0.3 million write-down of a legacy non-marketable equity investment following the reassessment of the investment's carrying value, which included consideration of additional qualitative information regarding its expected recoverability. The Corporation transferred the remaining carrying value of the investment to other assets based on its economic substance as of June 30, 2026.

NOTE 4        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	September 30, 2026	December 31, 2025

Commercial and industrial	$322,830	$324,185
Commercial real estate:
Construction	130,095	120,418
Owner occupied commercial real estate	188,710	178,620
Non-owner occupied commercial real estate	1,243,868	1,110,689
Residential mortgages	287,300	286,885
Consumer loans:
Home equity lines and loans	117,901	109,723
Indirect consumer loans	104,214	132,699
Direct consumer loans	6,094	6,342
Total loans, net of deferred loan fees and costs	2,401,012	2,269,561
Allowance for credit losses	(25,213)	(24,209)
Loans, net	$2,375,799	$2,245,352
The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk associated with standby letters of credit, committed lines of credit, and commitments to originate new loans generally follow the loan classifications in the table above.
Accrued interest receivable on loans totaled $9.7 million as of September 30, 2026 and $8.9 million as of December 31, 2025, and is included in the accrued interest receivable and other assets line item on the Consolidated Balance Sheets, and is excluded from both the amortized cost basis of loans and estimate of the allowance for credit losses, as presented in this Note. Deferred loan costs, net of deferred loan fees, included in the amortized cost basis of loans as presented in this Note, totaled $3.6 million as of September 30, 2026 and $4.1 million as of December 31, 2025.
As of September 30, 2026, loans held for sale included $2.5 million in commercial credit card balances and no residential mortgages. Loans held for sale are excluded from the amortized cost basis of loans, as presented in this Note.
The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Beginning balance, July 1, 2026	$4,213	$16,198	$2,401	$2,420	$25,232
Charge-offs	(135)	—	—	(395)	(530)
Recoveries	2,902	—	1	190	3,093
Net recoveries (charge-offs)	2,767	—	1	(205)	2,563
Provision (credit) (1)	(2,937)	267	35	53	(2,582)
Ending balance, September 30, 2026	$4,043	$16,465	$2,437	$2,268	$25,213

(1)Additional provision related to off-balance sheet exposure was a $20 thousand credit for the three months ended September 30, 2026.

Recoveries in the commercial and industrial segment for the three months ended September 30, 2026 included $2.9 million received in connection with the settlement of litigation related to a previously charged-off purchased loan participation. The recovery resulted in a corresponding credit to the provision for credit losses.

	Three Months Ended September 30, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Beginning balance, July 1, 2025	$4,524	$12,714	$2,597	$2,830	$22,665
Charge-offs	—	—	—	(288)	(288)
Recoveries	1	1	5	195	202
Net recoveries (charge-offs)	1	1	5	(93)	(86)
Provision (credit) (1)	52	1,023	31	(40)	1,066
Ending balance, September 30, 2025	$4,577	$13,738	$2,633	$2,697	$23,645

(1)Additional provision related to off-balance sheet exposure was a $2 thousand credit for the three months ended September 30, 2025.

	Nine Months Ended September 30, 2026
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2026	$4,524	$14,363	$2,788	$2,534	$24,209
Charge-offs	(136)	(310)	(8)	(1,179)	(1,633)
Recoveries	3,584	1	33	512	4,130
Net recoveries (charge-offs)	3,448	(309)	25	(667)	2,497
Provision (credit) (1)	(3,929)	2,411	(376)	401	(1,493)
Ending balance, September 30, 2026	$4,043	$16,465	$2,437	$2,268	$25,213

(1)Additional provision related to off-balance sheet exposure was $53 thousand for the nine months ended September 30, 2026.

	Nine Months Ended September 30, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Beginning balance, January 1, 2025	$4,520	$11,214	$2,259	$3,395	$21,388
Charge-offs	(777)	—	—	(1,030)	(1,807)
Recoveries	9	3	16	439	467
Net recoveries (charge-offs)	(768)	3	16	(591)	(1,340)
Provision (credit) (1)	825	2,521	358	(107)	3,597
Ending balance, September 30, 2025	$4,577	$13,738	$2,633	$2,697	$23,645

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

The following table presents the activity in the allowance for credit losses on unfunded commitments for the three and nine month periods ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Allowance for credit losses on unfunded commitments	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$659	$548	$586	$842
Provision for credit losses on unfunded commitments	(20)	(2)	53	(296)
Ending balance	$639	$546	$639	$546

The following table presents the provision for credit losses on loans and unfunded commitments for the three and nine month periods ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Provision for credit losses	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Provision for credit losses on loans	$(2,582)	$1,066	$(1,493)	$3,597
Provision for credit losses on unfunded commitments	(20)	(2)	53	(296)
Total provision for credit losses	$(2,602)	$1,064	$(1,440)	$3,301

The following tables present the balance in the allowance for credit losses by portfolio segment, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$624	$1,400	$—	$—	$2,024
Collectively analyzed	3,419	15,065	2,437	2,268	23,189
Total ending allowance balance	$4,043	$16,465	$2,437	$2,268	$25,213

	December 31, 2025
Allowance for credit losses	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually analyzed	$641	$506	$—	$—	$1,147
Collectively analyzed	3,883	13,857	2,788	2,534	23,062
Total ending allowance balance	$4,524	$14,363	$2,788	$2,534	$24,209

The following tables present the amortized cost basis of loans by portfolio segment, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
Amortized cost basis of loans:	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$2,817	$5,768	$—	$301	$8,886
Collectively analyzed	320,013	1,556,905	287,300	227,908	2,392,126
Total ending loans balance	$322,830	$1,562,673	$287,300	$228,209	$2,401,012

	December 31, 2025
Amortized cost basis of loans:	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Consumer Loans	Total
Individually analyzed	$693	$3,167	$—	$327	$4,187
Collectively analyzed	323,492	1,406,560	286,885	248,437	2,265,374
Total ending loans balance	$324,185	$1,409,727	$286,885	$248,764	$2,269,561

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

The following tables summarize the amortized cost basis of loans modified during the three and nine month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial real estate:
Non-owner occupied commercial real estate	$—	$—	$—	$1,978	$—	$1,978	0.16%
Consumer loans:
Home equity lines and loans	—	—	—	483	—	483	0.41%
Total	$—	$—	$—	$2,461	$—	$2,461

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	Three Months Ended September 30, 2025
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial real estate:
Non-owner occupied commercial real estate	$—	$—	$—	$3,431	$—	$3,431	0.32%
Total	$—	$—	$—	$3,431	$—	$3,431

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	Nine Months Ended September 30, 2026
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial and industrial	$—	$—	$130	$198	$—	$328	0.10%
Commercial real estate:
Non-owner occupied commercial real estate	—	—	—	5,527	—	5,527	0.44%
Consumer loans:
Home equity lines and loans	—	—	—	483	—	483	0.41%
Total	$—	$—	$130	$6,208	$—	$6,338

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

	Nine Months Ended September 30, 2025
Loans modified under ASU 2022-02:	Principal Reduction	Interest Rate Reduction	Term Extension	Payment Delay	Combination	Total	(%) of Loan Class (1)
Commercial real estate:
Non-owner occupied commercial real estate	$—	$—	$—	$3,431	$—	$3,431	0.32%
Total	$—	$—	$—	$3,431	$—	$3,431

(1) Represents amortized cost basis of loans modified during the period as a percentage of the period-end loan balances by class.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)(1)
Commercial real estate:
Non-owner occupied commercial real estate	$—	—%	0	6
Consumer loans:
Home equity lines and loans	$—	—%	0	6

(1) For payments deferred to contractual maturity without extending the maturity date, payment delay is measured from the original payment due dates to the contractual maturity date.

	Three Months Ended September 30, 2025
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)(1)
Commercial real estate:
Non-owner occupied commercial real estate	$—	—%	0	6

	Nine Months Ended September 30, 2026
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)(1)
Commercial and industrial	$—	—%	36	79
Commercial real estate:
Non-owner occupied commercial real estate	$—	—%	0	53
Consumer loans:
Home equity lines and loans	$—	—%	0	6

	Nine Months Ended September 30, 2025
Effect of loan modifications under ASU 2022-02:	Principal Reduction (in thousands)	Weighted-average interest rate reduction (%)	Weighted-average term extension (in months)	Weighted-average payment delay (in months)(1)
Commercial real estate:
Non-owner occupied commercial real estate	$—	—%	0	6

There were no loans that experienced a payment default on their modified terms within twelve months of modification during the three and nine month periods ended September 30, 2026 and 2025.

The Corporation had no outstanding commitments to lend additional amounts to borrowers for which modifications subject to ASU 2022-02 were made during the three and nine month periods ended September 30, 2026 and 2025.

The Corporation monitors the performance of loans that have previously been modified under the guidance of ASU 2022-02 in order to gauge the effectiveness of modifications, and to determine the degree to which borrowers continue to demonstrate financial weakness following modification. The following tables present the performance of such loans that were modified in the twelve month periods preceding September 30, 2026 and September 30, 2025 (in thousands):

	Twelve Months Ended September 30, 2026
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$329	$329
Commercial real estate:
Non-owner occupied commercial real estate	—	—	—	6,477	6,477
Residential mortgages	—	—	—	156	156
Consumer loans:
Home equity lines and loans	—	—	483	—	483
Total	$—	$—	$483	$6,962	$7,445

	Twelve Months Ended September 30, 2025
Past Due Status of Modifications under ASU 2022-02:	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$334	$334
Commercial real estate:
Owner occupied commercial real estate	—	—	—	370	370
Non-owner occupied commercial real estate	—	—	—	3,431	3,431
Total	$—	$—	$—	$4,135	$4,135

Collateral-Dependent Individually Analyzed Loans
As of September 30, 2026, the amortized cost basis of individually analyzed loans totaled $8.9 million, of which $6.3 million were considered collateral-dependent, and as of December 31, 2025, the amortized cost basis of individually analyzed loans totaled $4.2 million, of which $2.2 million were considered collateral-dependent. For collateral-dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.
Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage. The Corporation closely monitors trends in real estate values throughout its market area to determine whether collateral values, after appropriate discounting, are likely to be sufficient to extinguish existing borrower indebtedness.
The following table presents the amortized cost basis and related allowance for credit losses of individually analyzed loans considered to be collateral-dependent as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost Basis	Related Allowance	Amortized Cost Basis	Related Allowance
Commercial and industrial (3)(4)	$2,192	$—	$50	$—
Commercial real estate:
Owner occupied commercial real estate (1)	44	—	629	4
Non-owner occupied commercial real estate (1)	3,746	209	1,167	199
Consumer loans:
Home equity lines and loans (2)	301	—	327	—
Total	$6,283	$209	$2,173	$203

(1) Secured by commercial real estate.
(2) Secured by residential real estate.
(3) Secured by business assets.
(4) Secured by other collateral.

The following table presents the amortized cost basis of nonaccrual loans without an associated allocation in the allowance for credit losses, total nonaccrual loans, and loans past due greater than 90 days and still accruing, by class of loan as of September 30, 2026 and December 31, 2025 (in thousands):

	Nonaccrual with No Allowance for Credit Losses		Nonaccrual		Loans Past Due 90 Days or More and Still Accruing
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Commercial and industrial	$2,256	$136	$2,881	$779	$—	$17
Commercial real estate:
Construction	—	—	—	—	—	—
Owner occupied commercial real estate	44	625	44	629	—	—
Non-owner occupied commercial real estate	3,243	23	5,724	2,538	—	—
Residential mortgages	2,325	1,753	2,325	1,753	—	—
Consumer loans:
Home equity lines and loans	1,677	1,005	1,677	1,005	—	—
Indirect consumer loans	1,064	1,117	1,064	1,117	—	—
Direct consumer loans	83	87	83	87	—	—
Total	$10,692	$4,746	$13,798	$7,908	$—	$17

There was an immaterial amount of interest income recognized on nonaccrual loans for the three and nine month periods ended September 30, 2026 and 2025. Payments received on nonaccrual loans are generally applied to principal using the cost recovery method.

The following tables present the aging of the amortized cost basis of loans as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$1,667	$—	$132	$1,799	$321,031	$322,830
Commercial real estate:
Construction	—	—	—	—	130,095	130,095
Owner occupied commercial real estate	390	101	—	491	188,219	188,710
Non-owner occupied commercial real estate	108	376	515	999	1,242,869	1,243,868
Residential mortgages	2,132	405	974	3,511	283,789	287,300
Consumer loans:
Home equity lines and loans	723	264	931	1,918	115,983	117,901
Indirect consumer loans	1,467	483	509	2,459	101,755	104,214
Direct consumer loans	30	—	10	40	6,054	6,094
Total	$6,517	$1,629	$3,071	$11,217	$2,389,795	$2,401,012

	December 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$817	$55	$36	$908	$323,277	$324,185
Commercial real estate:
Construction	—	—	—	—	120,418	120,418
Owner occupied commercial real estate	105	—	96	201	178,419	178,620
Non-owner occupied commercial real estate	—	—	2,538	2,538	1,108,151	1,110,689
Residential mortgages	1,277	693	901	2,871	284,014	286,885
Consumer loans:
Home equity lines and loans	747	26	249	1,022	108,701	109,723
Indirect consumer loans	2,312	656	616	3,584	129,115	132,699
Direct consumer loans	23	16	5	44	6,298	6,342
Total	$5,281	$1,446	$4,441	$11,168	$2,258,393	$2,269,561

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

Based on the analyses performed as of September 30, 2026, the amortized cost basis of loans by class, risk category, and vintage, as well as gross charge-offs by class and vintage for the nine month period ended September 30, 2026, were as follows (in thousands):

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
	2026	2025	2024	2023	2022	Prior
Commercial and industrial
Pass	$34,587	$42,759	$16,215	$18,540	$23,261	$27,361	$129,364	$2,044	$294,131
Special mention	36	1,167	99	719	81	1,253	18,055	3,694	25,104
Substandard	—	—	196	—	—	95	387	2,347	3,025
Doubtful	—	—	—	—	—	506	—	64	570
Total	34,623	43,926	16,510	19,259	23,342	29,215	147,806	8,149	322,830
Gross charge-offs	—	—	—	—	—	34	—	102	136
Construction
Pass	42,951	50,821	19,075	14,651	1,041	1,156	400	—	130,095
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	42,951	50,821	19,075	14,651	1,041	1,156	400	—	130,095
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner occupied commercial real estate
Pass	25,962	44,076	21,044	18,935	23,028	39,070	719	26	172,860
Special mention	—	—	1,039	2,095	85	8,093	2,995	—	14,307
Substandard	—	1,192	—	—	—	351	—	—	1,543
Doubtful	—	—	—	—	—	—	—	—	—
Total	25,962	45,268	22,083	21,030	23,113	47,514	3,714	26	188,710
Gross charge-offs	—	—	—	—	—	—	—	—	—
Non-owner occupied commercial real estate
Pass	130,570	173,275	94,453	111,419	256,985	369,270	10,147	695	1,146,814
Special mention	29,739	1,040	944	15,153	14,663	29,619	—	—	91,158
Substandard	—	1,978	—	—	1,226	2,189	—	—	5,393
Doubtful	—	—	—	503	—	—	—	—	503
Total	160,309	176,293	95,397	127,075	272,874	401,078	10,147	695	1,243,868
Gross charge-offs	—	—	—	310	—	—	—	—	310
Residential mortgages
Not rated	22,568	40,599	21,634	15,634	46,231	137,706	—	—	284,372
Special mention	—	—	—	—	—	423	—	—	423
Substandard	—	763	—	69	383	1,290	—	—	2,505
Total	22,568	41,362	21,634	15,703	46,614	139,419	—	—	287,300
Gross charge-offs	—	—	—	—	—	8	—	—	8
Home equity lines and loans
Not rated	7,100	6,824	9,526	6,910	8,065	11,935	64,561	1,312	116,233
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	313	72	756	143	14	370	1,668
Total	7,100	6,824	9,839	6,982	8,821	12,078	64,575	1,682	117,901
Gross charge-offs	—	—	—	—	—	3	—	—	3
Indirect consumer
Not rated	16,784	18,564	18,976	22,041	23,231	3,481	—	—	103,077
Substandard	122	118	275	339	211	72	—	—	1,137
Total	16,906	18,682	19,251	22,380	23,442	3,553	—	—	104,214
Gross charge-offs	48	172	400	255	217	34	—	—	1,126
Direct consumer
Not rated	1,554	986	734	344	194	122	2,136	4	6,074
Substandard	—	—	—	—	—	—	10	10	20
Total	1,554	986	734	344	194	122	2,146	14	6,094
Gross charge-offs	—	20	15	9	4	1	—	1	50

Total loans	$311,973	$384,162	$204,523	$227,424	$399,441	$634,135	$228,788	$10,566	$2,401,012

Total gross charge-offs	$48	$192	$415	$574	$221	$80	$—	$103	$1,633

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

Collateral-Dependent Loans: Collateral-dependent individually analyzed loans for which a specific allocation is recorded as part of the allowance for credit losses or which have been partially charged off are measured at fair value on a nonrecurring basis. For collateral-dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, typically resulting in the utilization of Level 3 inputs. These loans are analyzed on a quarterly basis for additional credit losses and adjusted accordingly.

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

Derivatives: The fair value of interest rate swaps is based on valuation models using observable market data as of the measurement date (Level 2 inputs). Derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair value of derivatives is determined using quantitative models utilizing multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of any applicable credit enhancements, such as collateral postings. Although the Corporation has determined the majority of inputs used to value its derivatives are considered Level 2 inputs, credit valuation adjustments are based on credit default rate assumptions, which are considered Level 3 inputs. As of September 30, 2026, the Corporation evaluated the effect of credit valuation adjustments on the fair value of its derivative positions, and determined their impact was not significant; accordingly, the Corporation classifies the entirety of its derivative valuations within Level 2 of the hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement as of September 30, 2026 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$223,481	$—	$223,481	$—
Collateralized mortgage obligations	7,297	—	7,297	—
Obligations of states and political subdivisions	8,932	—	8,932	—
Corporate bonds and notes	13,719	—	10,619	3,100
Total available for sale securities	$253,429	$—	$250,329	$3,100

Equity investments, at fair value	$3,668	$3,668	$—	$—
Derivative assets	$27,918	$—	$27,918	$—

Financial Liabilities:
Derivative liabilities	$27,980	$—	$27,980	$—

		Fair Value Measurement as of December 31, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$250,375	$—	$250,375	$—
Collateralized mortgage obligations	2,931	—	2,931	—
Obligations of states and political subdivisions	10,310	—	10,310	—
Corporate bonds and notes	16,982	—	12,620	4,362
Total available for sale securities	$280,598	$—	$276,236	$4,362

Equity investments, at fair value	$3,288	$3,288	$—	$—
Derivative assets	$17,280	$—	$17,280	$—

Financial Liabilities:
Derivative liabilities	$17,412	$—	$17,412	$—

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
There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2026 and 2025.
There were no transfers between Level 2 and Level 3 during the three and nine month periods ended September 30, 2026 or the three month period ended September 30, 2025. During the nine month period ended September 30, 2025, the Corporation transferred seven corporate subordinated debt issuances from Level 2 to Level 3 during the first quarter due to the lack of observable market data for the issuances or similar issuances. During the second quarter of 2025, the Corporation transferred 13 corporate subordinated debt issuances, including those seven, from Level 3 to Level 2 due to improved availability of observable market data, attributable in part to greater issuance activity for comparable subordinated debt and improved market liquidity. Additionally, during the three and nine month periods ended September 30, 2026, $1.7 million in Level 3 corporate subordinated debt issuances were called, comprised of one partial redemption and one full redemption. During the nine month period ended September 30, 2025, one Level 3 corporate subordinated debt issuance totaling $1.0 million was redeemed by the issuer prior to its initial call date due to merger-related regulatory requirements.
The following tables present a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2026 and 2025, and qualitative information regarding Level 3 significant unobservable inputs as of September 30, 2026 and December 31, 2025 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Level 3 Financial Assets - Corporate bonds and notes	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance of recurring Level 3 assets as of beginning of period	$4,467	$5,880	$4,362	$12,132
Total gains or losses for the period:
Included in other comprehensive income	300	189	405	1,083
Repayments, calls, and maturities	(1,667)	—	(1,667)	(1,000)
Transfers into Level 3	—	—	—	9,884
Transfers out of Level 3	—	—	—	(16,030)
Balance of recurring Level 3 assets as of end of period	$3,100	$6,069	$3,100	$6,069

September 30, 2026	Fair Value	Valuation Technique	Unobservable Input	Range [Weighted Average] as of September 30, 2026
Corporate bonds and notes	$3,100	Discounted cash flow	Market discount rate	10.00% - 10.00% [10.00%]

December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Range [Weighted Average] as of December 31, 2025
Corporate bonds and notes	$4,362	Discounted cash flow	Market discount rate	10.00% - 10.00% [10.00%]

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025 are summarized below (in thousands):

		Fair Value Measurement as of September 30, 2026 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial real estate:
Non-owner occupied commercial real estate	$294	$—	$—	$294

Other real estate owned:
Commercial real estate:
Non-owner occupied commercial real estate	$1,724	$—	$—	$1,724
Residential mortgages	171	—	—	171
Total other real estate owned, net	$1,895	$—	$—	$1,895

Repossessed vehicles	$385	$—	$—	$385

		Fair Value Measurement as of December 31, 2025 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans:
Commercial real estate:
Non-owner occupied commercial real estate	$945	$—	$—	$945

Repossessed vehicles	$257	$—	$—	$257

The following tables present quantitative information regarding Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

Description	Fair Value as of September 30, 2026	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of September 30, 2026
Collateral-dependent loans:
Commercial real estate:
Non-owner occupied commercial real estate	$294	Sales comparison	Adjustment to appraised value	10.00% - 10.00% [10.00%]

Other real estate owned:
Commercial real estate:
Non-owner occupied commercial real estate	$374	Sales comparison	Adjustment to appraised value	10.00% - 10.00% [10.00%]
Non-owner occupied commercial real estate	1,350	Income approach	Adjustment to appraised value	10.00% - 10.00% [10.00%]
Residential mortgages	171	Sales comparison	Adjustment to appraised value	20.80% - 20.80% [20.80%]
Total other real estate owned, net	$1,895

Repossessed vehicles	$385	Estimated liquidation value	Estimated recovery rate	50.00% - 50.00% [50.00%]

Description	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Inputs	Range [Weighted Average] as of December 31, 2025
Collateral-dependent loans:
Commercial real estate:
Non-owner occupied commercial real estate	$945	Income approach	Adjustment to appraised value	10.00% - 10.00% [10.00%]

Repossessed vehicles	$257	Estimated liquidation value	Estimated recovery rate	50.00% - 50.00% [50.00%]

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments, as of September 30, 2026 and December 31, 2025, are as follows (in thousands):

	September 30, 2026
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$32,928	$32,928	$—	$—	$32,928
Interest-earning deposits in other financial institutions	38,911	38,911	—	—	38,911
Equity investments	3,668	3,668	—	—	3,668
Securities available for sale	253,429	—	250,329	3,100	253,429
Securities held to maturity	1,560	—	—	1,560	1,560
FHLBNY and FRBNY stock	9,554	—	—	—	N/A
Loans, net of deferred loan fees, and loans held for sale	2,403,470	—	—	2,315,286	2,315,286
Derivative assets	27,918	—	27,918	—	27,918
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,945,382	$1,945,382	$—	$—	$1,945,382
Time deposits	439,867	—	440,636	—	440,636
FHLBNY advances	85,000	—	84,996	—	84,996
Subordinated debt, net of deferred issuance costs	44,105	—	46,383	—	46,383
Derivative liabilities	27,980	—	27,980	—	27,980

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	December 31, 2025
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$22,772	$22,772	$—	$—	$22,772
Interest-earning deposits in other financial institutions	27,325	27,325	—	—	27,325
Equity investments	3,765	3,765	—	—	3,765
Securities available for sale	280,598	—	276,236	4,362	280,598
Securities held to maturity	640	—	—	640	640
FHLBNY and FRBNY stock	9,466	—	—	—	N/A
Loans, net of deferred loan fees, and loans held for sale	2,271,663	—	—	2,209,059	2,209,059
Derivative assets	17,280	—	17,280	—	17,280
Financial liabilities:
Deposits:
Demand, savings, and insured money market deposits	$1,807,058	$1,807,058	$—	$—	$1,807,058
Time deposits	463,616	—	464,144	—	464,144
FHLBNY overnight advances	87,110	—	87,126	—	87,126
Subordinated debt, net of issuance costs	44,028	—	46,350	—	46,350
Derivative liabilities	17,412	—	17,412	—	17,412

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 6        LEASES

Operating Leases

The Corporation leases certain properties under long-term, operating lease agreements. The leases expire at various dates through 2033 and generally include renewal options. As of September 30, 2026, the weighted average remaining lease term was 5.58 years with a weighted average discount rate of 3.81%. Rent expense was $0.3 million for the three months ended September 30, 2026. Rent expense was $0.8 million for the nine months ended September 30, 2026. Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements. The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased properties as of September 30, 2026 and December 31, 2025 classified as operating leases consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$4,755	$5,446
Less: accumulated amortization	(684)	(771)
Add: new leases/lease modifications	1,578	80
Operating lease right-of-use-assets, net	$5,649	$4,755

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of September 30, 2026 (in thousands):

Year	Amount
2026	$293
2027	1,178
2028	1,205
2029	1,192
2030	1,068
2031 and thereafter	1,550
Total minimum lease payments	6,486
Less: amount representing interest	(640)
Present value of net minimum lease payments	$5,846

As of September 30, 2026, the Corporation had no operating leases that were signed but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases. The lease arrangements require monthly payments through 2044. As of September 30, 2026, the weighted average remaining lease term of finance leases was 10.31 years with a weighted average discount rate of 4.15%. The Corporation has included these leases in premises and equipment as of September 30, 2026 and December 31, 2025 as follows (in thousands):

	September 30, 2026	December 31, 2025
Buildings	$6,507	$6,507
Less: accumulated amortization	(3,899)	(3,615)
Net book value	$2,608	$2,892

The following is a schedule by year of future minimum lease payments under finance leases, together with the present value of net minimum lease payments as of September 30, 2026 (in thousands):

Year	Amount
2026	$127
2027	505
2028	505
2029	511
2030	317
2031 and thereafter	2,119
Total minimum lease payments	4,084
Less: amount representing interest	(911)
Present value of net minimum lease payments	$3,173

As of September 30, 2026, the Corporation had one finance lease for a branch in West Seneca, New York that was signed, but had not yet commenced.

Related Party Transactions
The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February, 2033 from a member of the Corporation's Board of Directors with monthly rent and CAM related expenses totaling $9 thousand per month. Rent and CAM related expenses paid to this Board member totaled $28 thousand for each of the three month periods ended September 30, 2026 and 2025, respectively. Rent and CAM related expenses paid to this Board member totaled $83 thousand for each of the nine month periods ended September 30, 2026 and 2025, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the nine month periods ended September 30, 2026 and 2025 were as follows (in thousands):

	2026	2025
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance September 30,	$21,824	$21,824

The Corporation had no aggregate amortization expense for the nine month periods ended September 30, 2026 and 2025.

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
The following table presents the contractual amounts of financial instruments with off-balance sheet risk as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$10,842	$73,479	$12,410	$63,654
Unused lines of credit	$5,384	$460,935	$5,183	$404,939
Standby letters of credit	$—	$29,166	$—	$18,952
Commitments to make real estate and home equity loans are generally made for periods of sixty days or less. As of September 30, 2026, the fixed rate real estate and home equity commitments to make loans have interest rates ranging from 5.88% to 7.63% and maturities ranging from three years to thirty years. Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months. As of September 30, 2026, the fixed rate commercial draw commitments have interest rates ranging from 6.23% to 7.88%.
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
The Corporation maintains an allowance for credit losses on unfunded commitments in accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The allowance represents expected future credit losses on financial instruments with off-balance sheet credit risk which are not unconditionally cancellable by the Corporation. As of both September 30, 2026 and December 31, 2025, the allowance for credit losses on unfunded commitments was $0.6 million.
In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. As of September 30, 2026, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity.

NOTE 9        BORROWED FUNDS

The following tables summarize the Corporation's borrowed funds outstanding as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Balance	Maturity	Rate
FHLBNY term advances:
FHLBNY fixed rate term advances
Fixed rate advance	$40,000	October 05, 2026	3.90%
Fixed rate advance	45,000	November 24, 2026	4.20%
Subordinated notes, net	44,105	June, 15, 2035	7.75%
Total borrowed funds	$129,105

	December 31, 2025
	Balance	Maturity	Rate
FHLBNY overnight advances	$87,110	January 2, 2026	3.96%
Subordinated notes, net	44,028	June, 15, 2035	7.75%
Total borrowed funds	$131,138
On June 10, 2025, the Corporation issued $45.0 million of 7.75% fixed-to-floating rate subordinated notes due June 15, 2035 in a private offering (the "Notes"). The Notes bear interest at a fixed rate of 7.75% per year, payable semi-annually, for the first five years. From June 15, 2030 to the June 15, 2035 maturity date, the interest rate will adjust to a floating rate equal to a benchmark rate which is expected to be the then-current three-month term SOFR plus 415 basis points, payable quarterly. If the then three-month term SOFR is below zero, the three-month term SOFR for the Notes will be deemed zero. The Notes constitute unsecured and subordinated obligations of the Corporation and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Subject to limited exceptions, the Corporation cannot redeem the Notes before the fifth anniversary of the issuance date. Proceeds, net of debt issuance costs of $1.0 million, were $44.0 million. The Notes qualify at the holding company level as Tier 2 capital under the capital guidelines of the Federal Reserve Board, when applicable. Interest expense for the nine months ended September 30, 2026 and September 30, 2025 was $2.7 million and $1.1 million, respectively.
Collateral at the FHLBNY consisted of $255.9 million and $255.1 million of residential mortgage loans and home equity loans under a blanket lien arrangement as of September 30, 2026 and December 31, 2025, respectively. Based on this available collateral, the Corporation was eligible to borrow up to a total of $178.6 million as of September 30, 2026 at the FHLBNY with $93.6 million available as of September 30, 2026.

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

The following is a summary of the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2026	$(34,707)	$(1,238)	$(35,945)
Other comprehensive income before reclassification	(8,310)	—	(8,310)
Amounts reclassified from accumulated other comprehensive income	—	6	6
Net current period other comprehensive income	(8,310)	6	(8,304)
Balance at September 30, 2026	$(43,017)	$(1,232)	$(44,249)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2025	$(40,991)	$(1,714)	$(42,705)
Other comprehensive income before reclassification	3,623	—	3,623
Amounts reclassified from accumulated other comprehensive income	—	6	6
Net current period other comprehensive income	3,623	6	3,629
Balance at September 30, 2025	$(37,368)	$(1,708)	$(39,076)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2026	$(34,803)	$(1,250)	$(36,053)
Other comprehensive income before reclassification	(8,214)	—	(8,214)
Amounts reclassified from accumulated other comprehensive income	—	18	18
Net current period other comprehensive income	(8,214)	18	(8,196)
Balance at September 30, 2026	$(43,017)	$(1,232)	$(44,249)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2025	$(63,339)	$(1,726)	$(65,065)
Other comprehensive income before reclassification	12,734	—	12,734
Amounts reclassified from accumulated other comprehensive income	13,237	18	13,255
Net current period other comprehensive income	25,971	18	25,989
Balance at September 30, 2025	$(37,368)	$(1,708)	$(39,076)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2026	2025
Amortization of defined pension plan and other benefit plan items:
Actuarial losses (a)	$8	$8	Other components of net periodic pension and postretirement benefits
Tax effect	(2)	(2)	Income tax expense (benefit)
Net of tax	6	6
Total reclassification for the period, net of tax	$6	$6

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

Details about Accumulated Other Comprehensive Income (Loss) Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2026	2025
Unrealized gains and losses on securities available for sale:
Net realized losses on securities available for sale	$—	$17,498	Net (losses) on securities transactions
Tax effect	—	(4,261)	Income tax expense (benefit)
Net of tax	—	13,237
Amortization of defined pension plan and other benefit plan items:
Actuarial losses (a)	24	24	Other components of net periodic pension and postretirement benefits
Tax effect	(6)	(6)	Income tax expense (benefit)
Net of tax	18	18
Total reclassification for the period, net of tax	$18	$13,255

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

NOTE 11    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers within the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and nine month periods ended September 30, 2026 and 2025 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2026
Revenue by Operating Segment: Non-interest income	Core Banking (b)	WMG	Holding Company and CFS	Total
Service charges on deposit accounts
Overdraft fees	$698	$—	$—	$698
Other	367	—	—	367
Interchange revenue from debit card transactions	1,094	—	—	1,094
WMG fee income	—	3,148	—	3,148
CFS fee and commission income	—	—	390	390
Net gains on sales of loans(a)	41	—	—	41
Loan servicing fees(a)	37	—	—	37
Changes in fair value of equity investments(a)	(33)	—	(8)	(41)
Income from bank-owned life insurance(a)	7	—	—	7
Other(a)	566	—	—	566
Total non-interest income	$2,777	$3,148	$382	$6,307

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Three Months Ended September 30, 2025
Revenue by Operating Segment: Non-interest income	Core Banking (b)	WMG	Holding Company and CFS	Total
Service charges on deposit accounts
Overdraft fees	$699	$—	$—	$699
Other	395	—	—	395
Interchange revenue from debit card transactions	1,073	—	—	1,073
WMG fee income	—	2,967	—	2,967
CFS fee and commission income	—	—	300	300
Net gains on sales of loans(a)	78	—	—	78
Loan servicing fees(a)	39	—	—	39
Changes in fair value of equity investments(a)	126	—	10	136
Income from bank-owned life insurance(a)	8	—	—	8
Other(a)	393	—	—	393
Total non-interest income	$2,811	$2,967	$310	$6,088

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2026
Revenue by Operating Segment:	Core Banking (b)	WMG	Holding Company and CFS	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,051	$—	$—	$2,051
Other	1,103	—	—	1,103
Interchange revenue from debit card transactions	3,215	—	—	3,215
WMG fee income	—	9,484	—	9,484
CFS fee and commission income	—	—	1,261	1,261
Net gains on sales of loans(a)	109	—	—	109
Loan servicing fees(a)	112	—	—	112
Changes in fair value of equity investments(a)	159	—	1	160
Income from bank-owned life insurance(a)	21	—	—	21
Other(a)	1,614	—	—	1,614
Total non-interest income	$8,384	$9,484	$1,262	$19,130

(a) Not within scope of ASC 606.
(b) The Core Banking column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2025
Revenue by Operating Segment:	Core Banking (b)	WMG	Holding Company and CFS	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,149	$—	$—	$2,149
Other	1,179	—	—	1,179
Interchange revenue from debit card transactions	3,220	—	—	3,220
WMG fee income	—	8,827	—	8,827
CFS fee and commission income	—	—	793	793
Net gains (losses) on sales of OREO	(8)	—	—	(8)
Net gains on sales of loans(a)	169	—	—	169
Loan servicing fees(a)	111	—	—	111
Net (losses) on sales of securities(a)	(17,498)	—	—	(17,498)
Change in fair value of equity investments(a)	197	—	—	197
Income from bank-owned life insurance(a)	24	—	—	24
Other(a)	2,109	—	—	2,109
Total non-interest income	$(8,348)	$8,827	$793	$1,272

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

NOTE 12    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	378	391	1,134	1,173
Expected return on plan assets	(539)	(524)	(1,617)	(1,572)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	—	—	—	—
Net periodic pension benefit	$(161)	$(133)	$(483)	$(399)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	10	11	30	33
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	3	3	9	9
Net periodic supplemental pension cost	$13	$14	$39	$42

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	3	3
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	5	5	15	15
Net periodic postretirement, medical and life cost	$6	$6	$18	$18

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

	Three Months Ended September 30, 2026
	Core Banking	WMG	Holding Company and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$36,118	$—	$3	$(2)	$36,119
Interest expense	9,549	—	898	(2)	10,445
Net interest income	26,569	—	(895)	—	25,674
Provision for credit losses	(2,602)	—	—	—	(2,602)
Net interest income after provision for credit losses	29,171	—	(895)	—	28,276
Non-interest income	2,781	3,148	382	(4)	6,307
Non-interest expenses:
Compensation expense and benefits	8,374	1,575	251	—	10,200
Net occupancy expense	1,385	56	4	(4)	1,441
Furniture and equipment expense	476	23	4	—	503
Data processing & software expense	2,250	320	6	—	2,576
Other non-interest expenses	3,108	128	118	—	3,354
Total non-interest expense	15,593	2,102	383	(4)	18,074
Income before income tax expense (benefit)	16,359	1,046	(896)	—	16,509
Income tax expense (benefit)	3,804	242	(244)	—	3,802
Segment net income (loss)	$12,555	$804	$(652)	$—	$12,707
Supplemental Information:
Total assets as of September 30, 2026	$2,751,280	$3,178	$317,543	$(220,661)	$2,851,340
Capital expenditures	$665	$—	$—	$—	$665
Depreciation expense (1)	$457	$13	$—	$—	$470

(1) Included in net occupancy and furniture and equipment expense in the table above.

	Three Months Ended September 30, 2025
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$33,884	$—	$3	$(3)	$33,884
Interest expense	10,301	—	898	(3)	11,196
Net interest income	23,583	—	(895)	—	22,688
Provision for credit losses	1,064	—	—	—	1,064
Net interest income after provision for credit losses	22,519	—	(895)	—	21,624
Non-interest income	2,813	2,967	311	(3)	6,088
Non-interest expenses:
Compensation expense and benefits	8,174	1,698	238	—	10,110
Net occupancy expense	1,312	59	3	(3)	1,371
Furniture and equipment expense	384	12	3	—	399
Data processing & software expense	2,232	297	5	—	2,534
Other non-interest expenses	3,072	74	85	—	3,231
Total non-interest expense	15,174	2,140	334	(3)	17,645
Income before income tax expense (benefit)	10,158	827	(918)	—	10,067
Income tax expense (benefit)	2,337	190	(252)	—	2,275
Segment net income (loss)	$7,821	$637	$(666)	$—	$7,792
Supplemental Information:
Total assets as of September 30, 2025	$2,663,118	$2,871	$289,937	$(259,292)	$2,696,634
Capital expenditures	$400	$—	$—	$—	$400
Depreciation expense (1)	$447	$14	$—	$—	$461

(1) Included in net occupancy and furniture and equipment expense in the table above.

	Nine Months Ended September 30, 2026
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$104,593	$—	$8	$(6)	$104,595
Interest expense	27,980	—	2,693	(6)	30,667
Net interest income	76,613	—	(2,685)	—	73,928
Provision for credit losses	(1,440)	—	—	—	(1,440)
Net interest income after provision for credit losses	78,053	—	(2,685)	—	75,368
Non-interest income	8,395	9,484	1,262	(11)	19,130
Non-interest expenses:
Compensation expense and benefits	25,022	4,161	778	—	29,961
Net occupancy expense	4,309	206	11	(11)	4,515
Furniture and equipment expense	1,327	61	22	—	1,410
Data processing & software expense	6,797	908	22	—	7,727
Other non-interest expenses	10,334	480	430	—	11,244
Total non-interest expense	47,789	5,816	1,263	(11)	54,857
Income before income tax expense (benefit)	38,659	3,668	(2,686)	—	39,641
Income tax expense (benefit)	8,827	831	(733)	—	8,925
Segment net income (loss)	$29,832	$2,837	$(1,953)	$—	$30,716
Supplemental Information:
Total assets as of September 30, 2026	$2,751,280	$3,178	$317,543	$(220,661)	$2,851,340
Capital expenditures	$1,083	$32	$6	$—	$1,121
Depreciation expense (1)	$1,401	$39	$—	$—	$1,440

(1) Included in net occupancy and furniture and equipment expense in the table above.

	Nine Months Ended September 30, 2025
	Core Banking	WMG	Holding Company, and CFS	Inter-Segment Eliminations	Consolidated Totals
Interest and dividend income	$98,615	$—	$6	$(5)	$98,616
Interest expense	34,203	—	1,105	(5)	35,303
Net interest income	64,412	—	(1,099)	—	63,313
Provision for credit losses	3,301	—	—	—	3,301
Net interest income after provision for credit losses	61,111	—	(1,099)	—	60,012
Non-interest income	(8,339)	8,827	794	(10)	1,272
Non-interest expenses:
Compensation expense and benefits	23,600	4,432	674	—	28,706
Net occupancy expense	4,144	191	10	(10)	4,335
Furniture and equipment expense	1,152	53	22	—	1,227
Data processing & software expense	6,692	919	20	—	7,631
Other non-interest expenses	9,680	427	335	—	10,442
Total non-interest expense	45,268	6,022	1,061	(10)	52,341
Income before income tax expense (benefit)	7,504	2,805	(1,366)	—	8,943
Income tax expense (benefit)	1,344	624	(388)	—	1,580
Segment net income (loss)	$6,160	$2,181	$(978)	$—	$7,363
Supplemental Information:
Total assets as of September 30, 2025	$2,663,118	$2,871	$289,937	$(259,292)	$2,696,634
Capital expenditures	$1,088	$—	$—	$—	$1,088
Depreciation expense (1)	$1,357	$45	$—	$—	$1,402

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

During the nine months ended September 30, 2026 and 2025, 31,133 and 35,455 shares, respectively, were reissued from treasury to fund stock compensation. Effective for the 2024 fiscal year and thereafter, annual stock compensation is awarded the second month after the close of the fiscal year for the Corporation's employees and Chief Executive Officer. The expense related to these grants is recognized over a one year or a five year vesting period. Total expense related to stock compensation of $0.4 million and $0.5 million was recognized during the three month periods ended September 30, 2026 and 2025, respectively. Total expense related to stock compensation of $1.2 million and $1.1 million was recognized during the nine month periods ended September 30, 2026 and 2025, respectively.

A summary of restricted stock activity for the three and nine months ended September 30, 2026 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at July 1, 2026	66,881	$53.24
Granted	910	$77.00
Vested	(1,911)	$48.71
Nonvested at September 30, 2026	65,880	$53.69

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2026	55,200	$48.97
Granted	31,133	$59.23
Vested	(18,357)	$49.32
Forfeited or cancelled	(2,096)	$49.65
Nonvested at September 30, 2026	65,880	$53.69

As of September 30, 2026, there was $2.6 million of total unrecognized compensation cost related to nonvested shares granted under the Corporation's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.18 years. The total fair value of shares vested was $1.1 million and $0.6 million for the nine month periods ended September 30, 2026 and 2025, respectively.

NOTE 15    SUBSEQUENT EVENTS

Charter Conversion

On October 1, 2026, the Bank completed its conversion from a New York chartered trust company to a national bank following its approval by the Office of the Comptroller of the Currency (the “OCC”). Following completion of the conversion, the Bank was renamed “Chemung Canal Trust Company, National Association” and is now subject to supervision, regulation, and examination by the OCC. The Bank will continue to operate as the same corporate entity in the same structure as it did prior to its conversion.

Brand Unification

On October 1, 2026, the Bank announced its plan to unify Chemung Canal with its divisions, Capital Bank and Canal Bank under a single name, Canal Bank & Trust, National Association. The Canal Bank & Trust, National Association name and logo will be implemented across the Company's footprint throughout 2027.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026. Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2025 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2026, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 3-5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below, in Part II, Item 1A, Risk Factors, and on pages 19-29 of the Corporation’s 2025 Form 10-K. For a discussion of the use of non-GAAP financial measures, see pages 68-70 of the Corporation's 2025 Form 10-K, and pages 82-85 of this Form 10-Q.

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

As of September 30, 2026 and December 31, 2025, the allowance for credit losses totaled $25.2 million and $24.2 million, respectively. A significant portion of the allowance for credit losses is allocated to the commercial portfolio, and as of September 30, 2026 and December 31, 2025, the allowance for credit losses allocated to the total commercial portfolio was $20.5 million and $18.9 million, respectively, or 81.3% and 78.0% of the total allowance for credit losses on loans. For comparison, total commercial loans represented 78.5% and 76.4% of total loan balances as of September 30, 2026 and December 31, 2025, respectively. Given the concentration of the allowance for credit losses allocated to the commercial portfolio, and the significant judgments made by management to derive its estimates, management analyzes risks distinctive to commercial lending with a high degree of scrutiny.

Changes in the FOMC's median forecasted U.S. civilian unemployment rate and year over year change in U.S. GDP could have a material impact on the model's estimation of the allowance. Currently, most pools utilize the FOMC's projections for unemployment as a loss driver, while certain pools utilize the FOMC's projections for U.S. GDP growth as a loss driver. Segmentation and attributes of loan pools are defined in Note 1 – Summary of Significant Accounting Policies to the Audited Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025. FOMC projections are sourced from a quarterly Summary of Economic Projections, which accompanies select FOMC meetings. Each participant's projections represent the value to which selected variables would be expected to converge over time under appropriate monetary policy and considering all currently available information. An immediate "shock" or increase of 100 basis points in the FOMC's projected rate of U.S. civilian unemployment and a decrease of 50 basis points in the FOMC's projected rate of U.S. GDP growth would increase the model's total calculated allowance by $0.9 million, or 3.6%, to $26.1 million as of September 30, 2026, assuming qualitative adjustments were kept at current levels.

Future changes to the availability, frequency, or content of the FOMC's projections could require management to utilize alternative reasonable and supportable forecasts or modify certain forecasting assumptions used in the model. Any such changes could affect the comparability of model results between periods and may increase the judgment involved in estimating the allowance for credit losses. While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity and shock analyses are based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgment of factors as of September 30, 2026, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.

Consolidated Financial Highlights						As of or for the
(in thousands, except per share data)	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	Mar 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
RESULTS OF OPERATIONS	2026	2026	2026	2025	2025	2026	2025
Interest and dividend income	$36,119	$34,891	$33,585	$34,219	$33,884	$104,595	$98,616
Interest expense	10,445	10,221	10,001	10,375	11,196	30,667	35,303
Net interest income	25,674	24,670	23,584	23,844	22,688	73,928	63,313
Provision (credit) for credit losses	(2,602)	561	601	1,136	1,064	(1,440)	3,301
Net interest income after provision for credit losses	28,276	24,109	22,983	22,708	21,624	75,368	60,012
Non-interest income	6,307	6,503	6,320	6,673	6,088	19,130	1,272
Non-interest expense	18,074	19,321	17,462	18,388	17,645	54,857	52,341
Income before income tax expense	16,509	11,291	11,841	10,993	10,067	39,641	8,943
Income tax expense	3,802	2,481	2,642	3,252	2,275	8,925	1,580
Net income	$12,707	$8,810	$9,199	$7,741	$7,792	$30,716	$7,363
Basic and diluted earnings per share	$2.63	$1.82	$1.91	$1.61	$1.62	$6.36	$1.53
Average basic and diluted shares outstanding	4,839	4,838	4,825	4,811	4,811	4,833	4,802
PERFORMANCE RATIOS - Annualized
Return on average assets	1.80%	1.27%	1.36%	1.14%	1.15%	1.48%	0.36%
Return on average equity	18.36%	13.19%	14.25%	12.17%	12.89%	15.32%	4.27%
Return on average tangible equity (a)	19.95%	14.37%	15.54%	13.32%	14.18%	16.68%	4.71%
Efficiency ratio (unadjusted) (b)	56.51%	61.98%	58.39%	60.25%	61.32%	58.95%	81.04%
Efficiency ratio (adjusted) (a)	56.39%	61.85%	58.27%	60.12%	61.18%	58.83%	64.08%
Non-interest expense to average assets	2.56%	2.79%	2.59%	2.71%	2.61%	2.65%	2.54%
Loans to deposits	100.66%	100.14%	99.91%	99.95%	93.38%	100.66%	93.38%
AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	5.70%	5.64%	5.59%	5.69%	5.68%	5.64%	5.60%
Yield on investments	2.28%	2.27%	2.28%	2.40%	2.55%	2.28%	2.34%
Yield on interest-earning assets	5.25%	5.18%	5.13%	5.18%	5.15%	5.19%	4.90%
Cost of interest-bearing deposits	2.08%	2.06%	2.05%	2.18%	2.36%	2.06%	2.43%
Cost of borrowings	5.52%	5.67%	5.74%	7.42%	7.33%	5.64%	5.43%
Cost of interest-bearing liabilities	2.30%	2.27%	2.27%	2.34%	2.51%	2.28%	2.55%
Cost of funds	1.67%	1.67%	1.67%	1.72%	1.85%	1.67%	1.90%
Interest rate spread	2.95%	2.91%	2.86%	2.84%	2.64%	2.91%	2.35%
Net interest margin, fully taxable equivalent (a)	3.74%	3.67%	3.60%	3.61%	3.45%	3.67%	3.15%
CAPITAL
Total equity to total assets at end of period	9.59%	9.59%	9.57%	9.40%	9.10%	9.59%	9.10%
Tangible equity to tangible assets at end of period (a)	8.90%	8.88%	8.84%	8.66%	8.36%	8.90%	8.36%
Book value per share	$56.51	$55.88	$54.36	$52.97	$50.98	$56.51	$50.98
Tangible book value per share (a)	52.00	51.37	49.85	48.43	46.44	52.00	46.44
Period-end market value per share	80.86	74.58	53.82	55.80	52.52	80.86	52.52
Dividends declared per share	0.36	0.34	0.34	0.34	0.34	1.04	0.98
AVERAGE BALANCES
Loans and loans held for sale (c)	$2,376,225	$2,338,605	$2,292,239	$2,223,188	$2,171,673	$2,335,997	$2,119,666
Interest-earning assets	2,732,061	2,706,598	2,662,192	2,625,177	2,617,680	2,700,539	2,698,654
Total assets	2,799,952	2,774,578	2,733,232	2,691,963	2,684,273	2,769,381	2,756,604
Deposits	2,360,851	2,352,242	2,319,614	2,340,931	2,343,596	2,344,386	2,406,929
Total equity	274,534	267,809	261,823	252,325	239,836	268,102	230,662
Tangible equity (a)	252,710	245,985	239,999	230,501	218,012	246,278	208,838
ASSET QUALITY
Net charge-offs (recoveries)	$(2,563)	$160	$(94)	$532	$86	$(2,497)	$1,340
Non-performing loans (d)	13,798	9,160	7,627	7,908	7,762	13,798	7,762
Non-performing assets (e)	16,078	11,211	9,758	8,165	7,972	16,078	7,972
Allowance for credit losses	25,213	25,232	24,890	24,209	23,645	25,213	23,645
Annualized net charge-offs (recoveries) to avg. loans	(0.43)%	0.03%	(0.02)%	0.09%	0.02%	(0.14)%	0.08%
Non-performing loans to total loans	0.57%	0.39%	0.33%	0.35%	0.35%	0.57%	0.35%
Non-performing assets to total assets	0.56%	0.40%	0.36%	0.30%	0.30%	0.56%	0.30%
Allowance for credit losses to total loans	1.05%	1.07%	1.08%	1.07%	1.07%	1.05%	1.07%
Allowance for credit losses to non-performing loans	182.73%	275.46%	326.34%	306.13%	304.63%	182.73%	304.63%

(a) See the GAAP to Non-GAAP reconciliations.	(d) Includes nonaccrual loans only.
(b) Non-interest expense divided by total net interest income plus non-interest income.	(e) Includes non-performing loans, other real estate owned, and repossessions.
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

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2026 and 2025. For a discussion of the Critical Accounting Estimates that affect the Consolidated Results of Operations, see pages 48-49 of this Form 10-Q and page 39 of the Corporation’s 2025 Form 10-K.

Net Income

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net interest income	$25,674	$22,688	$2,986	13.2%	$73,928	$63,313	$10,615	16.8%
Non-interest income	6,307	6,088	219	3.6%	19,130	1,272	17,858	N/M
Non-interest expense	18,074	17,645	429	2.4%	54,857	52,341	2,516	4.8%
Pre-provision net revenue	13,907	11,131	2,776	24.9%	38,201	12,244	25,957	N/M
Provision (credit) for credit losses	(2,602)	1,064	(3,666)	N/M	(1,440)	3,301	(4,741)	(143.6)%
Income tax expense	3,802	2,275	1,527	67.1%	8,925	1,580	7,345	N/M
Net income	$12,707	$7,792	$4,915	63.1%	$30,716	$7,363	$23,353	N/M

Basic and diluted earnings per share	$2.63	$1.62	$1.01	62.3%	$6.36	$1.53	$4.83	N/M

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data) adjusted for nonrecurring items (refer to the GAAP to Non-GAAP reconciliations, pages 82-85, for further information):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net interest income	$25,674	$22,688	$2,986	13.2%	$73,928	$63,313	$10,615	16.8%
Non-interest income (1)	6,307	6,088	219	3.6%	19,130	18,141	989	5.5%
Non-interest expense	18,074	17,645	429	2.4%	54,857	52,341	2,516	4.8%
Pre-provision net revenue	13,907	11,131	2,776	24.9%	38,201	29,113	9,088	31.2%
Provision (credit) for credit losses	(2,602)	1,064	(3,666)	N/M	(1,440)	3,301	(4,741)	(143.6)%
Income tax expense (2)	3,802	2,275	1,527	67.1%	8,925	5,675	3,250	57.3%
Net income - adjusted	$12,707	$7,792	$4,915	63.1%	$30,716	$20,137	$10,579	52.5%

Basic and diluted earnings per share - adjusted	$2.63	$1.62	$1.01	62.3%	$6.36	$4.19	$2.17	51.8%

(1) Adjusted for $17.5 million loss on sale of securities available for sale and $0.6 million gain on sale of previous branch property during the nine months ended September 30, 2025.
(2) Adjusted for tax impact of loss on sale of securities available for sale and gain on sale of previous branch property during the nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected financial ratios:	2026	2025	2026	2025
Return on average assets (unadjusted) (a)	1.80%	1.15%	1.48%	0.36%
Return on average assets (adjusted) (a)(b)	1.80%	1.15%	1.48%	0.98%
Return on average equity (unadjusted) (a)	18.36%	12.89%	15.32%	4.27%
Return on average equity (adjusted) (a)(b)	18.36%	12.89%	15.32%	11.67%
Net interest margin, fully taxable equivalent (a)(b)	3.74%	3.45%	3.67%	3.15%
Efficiency ratio (unadjusted) (b)	56.51%	61.32%	58.95%	81.04%
Efficiency ratio (adjusted) (b)	56.39%	61.18%	58.83%	64.08%
Non-interest expense to average assets	2.56%	2.61%	2.65%	2.54%

(a) Annualized.
(b) See the GAAP to Non-GAAP reconciliations.

The Corporation reported net income for the three months ended September 30, 2026 of $12.7 million, or $2.63 per share, compared to net income of $7.8 million, or $1.62 per share, for the same period in the prior year. Return on average equity for the three months ended September 30, 2026 was 18.36%, compared to 12.89% for the same period in the prior year. The increase in net income for the three months ended September 30, 2026 was attributable to increases in net interest income and non-interest income, as well as a decrease in the provision for credit losses, offset by increases in non-interest expense and income tax expense.

Net income for the nine months ended September 30, 2026 was $30.7 million, or $6.36 per share, compared to $7.4 million, or $1.53 per share, for the same period in the prior year. Return on average equity for the nine months ended September 30, 2026 was 15.32%, compared to 4.27% for the same period in the prior year. The increase in net income for the nine months ended September 30, 2026 was primarily attributable to an increase in non-interest income and net interest income, and a decrease in the provision for credit losses, offset by increases in non-interest expense and income tax expense.
During the three months ended June 30, 2025, the Corporation sold a significant portion of its available for sale securities portfolio, and recognized a $17.5 million loss on the sale. In addition, the Corporation recognized a gain of $0.6 million upon completing the sale of a previously held for sale branch property. As both occurred in the second quarter of the prior year, only the nine month period comparisons were impacted. Excluding these nonrecurring items, net income (as adjusted) for the nine months ended September 30, 2025 was $20.1 million, or $4.19 per share, and adjusted return on average equity was 11.67%, compared to 15.32% for the same period in the current year. Refer to the GAAP to Non-GAAP reconciliations, on pages 82-85, for further information.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2026	2025	Change	% Change
Interest and dividend income	$36,119	$33,884	$2,235	6.6%
Interest expense	10,445	11,196	(751)	(6.7)%
Net interest income	$25,674	$22,688	$2,986	13.2%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended September 30, 2026 increased $3.0 million to $25.7 million compared to the same period in the prior year, largely due to an increase of $3.1 million in interest income on loans and a decrease of $1.3 million in interest expense on deposits, partially offset by a decrease of $0.9 million in interest income on interest-earning deposits and an increase of $0.6 million in interest expense on borrowed funds.

Interest income on loans, including fees, increased to $34.1 million for the three months ended September 30, 2026, from $31.0 million for the same period in the prior year. The increase was mostly due to an increase of $204.6 million in average balances of total loans, as well as an increase of two basis points in the average yield on total loans. Growth in average balances was concentrated in commercial loans, which increased $221.1 million, largely comprised of growth in commercial real estate loans in the Corporation's Canal Bank and Capital Bank divisions. Average balances of residential mortgage loans increased $9.5 million, mainly due to origination activity in the fourth quarter of 2025 and the first nine months of 2026, and the retention of a higher proportion of originated loans for investment. Average balances of consumer loans decreased $26.1 million, primarily due to a decline in indirect auto loans, as the Corporation continued to prioritize other types of lending.

The increase in the average yield on total loans reflected increases of six and 12 basis points in the average yields on residential mortgage loans and consumer loans, respectively, mostly offset by a decrease of two basis points in the average yield on commercial loans. The increase in the average yield on residential mortgage loans was largely due to yields on loans originated since the prior year period exceeding the portfolio's average yield. The increase in the average yield on consumer loans was largely due to the repricing of prior promotional home equity lines of credit from below-market introductory rates, partially offset by a lower average Prime rate. The decrease in the average yield on commercial loans was mainly due to lower interest rates on variable rate loans, as cumulative decreases of 75 basis points in the Federal Funds Target Range Upper Limit between September and December 2025 were only partially offset by a 25 basis point increase in September 2026. Partially offsetting the decrease were new loans originated at interest rates above the portfolio's average rate and the recognition of $0.2 million in prepayment penalties, deferred fees, and other fees associated with the payoff of two commercial real estate loans in the current year period.

Interest expense on deposits decreased to $8.8 million for the three months ended September 30, 2026, from $10.2 million for the same period in the prior year. The decrease was primarily due to a decrease of 28 basis points in the average cost of total interest-bearing deposits and a decline of $28.4 million in average balances of total interest-bearing deposits. The decrease in the average cost of interest-bearing deposits was largely due to decreases of 37 and 18 basis points in the average cost of customer time deposits and savings and money market deposits, respectively. The decrease in the average cost of savings and money market deposits was mainly due to targeted reductions in tiered interest rates offered on money market deposits in the fourth quarter of 2025 and the first quarter of 2026, as market interest rates declined.

The decline in average balances of total interest-bearing deposits was largely attributable to a decrease of $75.2 million in average balances of customer time deposits. The decreases in the average cost and average balances of customer time deposits were largely the result of the discontinuation of longer-term, higher-cost promotional offerings in the second half of 2025 in favor of shorter-term offerings, resulting in many previous promotional certificates of deposit not being renewed at maturity. Customer time deposits represented 18.3% of total average deposits during the three months ended September 30, 2026, compared to 21.7% during the same period in the prior year. Partially offsetting the decline was an increase of $66.4 million in average balances of savings and money market deposits, more than half of which was concentrated in the Corporation's Canal Bank division.

Interest income on interest-earning deposits decreased to $0.2 million for the three months ended September 30, 2026, from $1.1 million for the same period in the prior year, primarily due to declines of $74.5 million in average balances and 69 basis points in the average yield on interest-earning deposits. Average balances decreased mostly as a result of the Corporation utilizing cash proceeds from the sale of available for sale securities and the issuance of subordinated debt in 2025 to fund loan growth and pay off wholesale funding liabilities in the second half of 2025. The decrease in the average yield was largely due to the net decrease in the Federal Funds Target Range Upper Limit between the periods.

Interest expense on borrowed funds increased to $1.6 million for the three months ended September 30, 2026, from $1.0 million for the same period in the prior year. The increase was mainly due to an increase of $61.1 million in average balances of total borrowed funds, partially offset by a decrease of 181 basis points in the average cost of total borrowed funds. The increase in average balances of borrowed funds was primarily due to an increase of $55.9 million in average balances of term advances and other debt, reflecting increased utilization of FHLBNY advances to fund loan growth following the deployment of excess cash in the second half of 2025. The decrease in the average cost of total borrowed funds was primarily due to subordinated debt comprising a smaller proportion of total borrowings in the current year period, as well as a decrease of 49 basis points in the average cost of term advances and other debt.

Fully taxable equivalent net interest margin was 3.74% for the three months ended September 30, 2026, compared to 3.45% for the same period in the prior year. Average interest-earning assets increased $114.4 million, while average interest-bearing liabilities increased $32.7 million, compared to the same period in the prior year. The average yield on interest-earning assets increased 10 basis points to 5.25%, while the average cost of interest-bearing liabilities decreased 21 basis points to 2.30%.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Interest and dividend income	$104,595	$98,616	$5,979	6.1%
Interest expense	30,667	35,303	(4,636)	(13.1)%
Net interest income	$73,928	$63,313	$10,615	16.8%

Net interest income for the nine months ended September 30, 2026 totaled $73.9 million compared to $63.3 million for the same period in the prior year, an increase of $10.6 million, largely due to an increase of $9.9 million in interest income on loans and a decrease of $6.3 million in interest expense on deposits, partially offset by decreases of $2.2 million in interest income on taxable securities and $1.4 million in interest income on interest-earning deposits, and an increase of $1.7 million in interest expense on borrowed funds.

Interest income on loans increased to $98.4 million for the first nine months of 2026, from $88.6 million for the same period in the prior year. The increase was mostly attributable to an increase of $234.1 million in average balances of commercial loans, largely concentrated in commercial real estate loans, partially offset by a decline of $27.6 million in average balances of total consumer loans, largely concentrated in indirect auto loans. Demand for commercial real estate loans in the Corporation's Canal Bank and Capital Bank divisions has remained strong, while indirect auto balances declined due to the Corporation's prioritization of other types of lending. The average yield on total loans increased four basis points, primarily due to an increase of 28 basis points in the average yield on residential mortgage loans, largely due to yields of mortgages originated since the prior year period exceeding the average yield of the overall portfolio. Changes in the average yields on commercial and total consumer loans did not have a significant impact on the change in net interest income.

Interest expense on deposits decreased to $26.1 million for the first nine months of 2026, from $32.4 million for the same period in the prior year. The decrease was primarily due to a decrease of 37 basis points in the average cost of total interest-bearing deposits, as well as a decline of $93.8 million in average balances of total interest-bearing deposits. The decrease in the average cost of deposits was mainly due to a decrease of 45 basis points in the average cost of customer time deposits, a decrease of 19 basis points in the average cost of savings and money market deposits, and decreased utilization of higher-cost brokered deposits. The average cost of customer time deposits decreased primarily due to the discontinuation of higher-cost promotional offerings in favor of shorter-term lower-costing promotions, as well as reduced reliance on time deposits to fund asset growth following the Corporation's balance sheet repositioning. The decrease in the average cost of savings and money market deposits was mainly due to targeted and tiered reductions in interest rates offered on money market accounts as market interest rates declined in the second half of 2025. Average balances of customer time deposits and brokered deposits declined $65.0 million and $57.3 million, respectively, and were primarily responsible for the decline in average balances of total interest-bearing deposits, partially offset by an increase of $40.8 million in average balances of savings and money market deposits. Customer time deposits comprised 19.1% of total average deposits for the nine months ended September 30, 2026, compared to 21.3% for the same period in the prior year.

Interest and dividend income on taxable securities decreased to $5.1 million for the first nine months of 2026, from $7.2 million for the same period in the prior year, primarily due to a decline of $160.5 million in average balances of taxable securities, partially offset by an increase of ten basis points in the average yield on taxable securities. The decline in average balances of taxable securities was mostly due to the sale of $244.8 million of available for sale securities during the three months ended June 30, 2025 as part of the Corporation's balance sheet repositioning efforts, as well as normal paydown activity on residential mortgage-backed securities. Interest income on interest-earning deposits decreased to $0.9 million for the first nine months of 2026, from $2.3 million for the same period in the prior year, due to declines of $38.0 million in average balances and 70 basis points in the average yield on interest-earning deposits. Average balances declined as cash proceeds from the 2025 balance sheet repositioning were used to fund loan growth and pay off wholesale funding liabilities.

Interest expense on borrowed funds increased to $4.6 million for the first nine months of 2026, from $2.9 million for the same period in the prior year, largely as a result of the Corporation's issuance of $45.0 million in 7.75% fixed-to-floating rate subordinated notes in June 2025. Average balances of subordinated debt increased $25.8 million, as the notes were outstanding for the entire current year period. Average balances of FHLBNY overnight advances and term advances and other debt increased $3.2 million and $8.8 million, respectively, reflecting increased utilization of FHLBNY advances to fund loan growth, while their average costs decreased 68 and 59 basis points, respectively, reflecting the lower interest rate environment.

Fully taxable equivalent net interest margin was 3.67% for the nine months ended September 30, 2026 compared to 3.15% for the same period in the prior year. Average interest-earning assets increased $1.9 million, as loan growth was largely offset by declines in average balances of securities and interest-earning deposits resulting from the Corporation's balance sheet repositioning efforts during 2025, while average interest-bearing liabilities declined $56.1 million. The average yield on interest-earning assets increased 29 basis points, to 5.19%, while the average cost of interest-bearing liabilities decreased 27 basis points, to 2.28%.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and nine months ended September 30, 2026 and 2025. For the purpose of the tables below, nonaccrual loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans, and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
($ in thousands)	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$1,857,875	$27,592	5.89%	$1,636,743	$24,383	5.91%
Residential mortgage loans	287,209	3,215	4.44%	277,682	3,063	4.38%
Consumer loans	231,141	3,336	5.73%	257,248	3,638	5.61%
Taxable securities	318,954	1,702	2.12%	334,290	1,656	1.97%
Tax-exempt securities	11,574	103	3.53%	11,864	93	3.11%
Interest-earning deposits	25,308	239	3.75%	99,853	1,118	4.44%
Total interest-earning assets	2,732,061	36,187	5.25%	2,617,680	33,951	5.15%

Non interest-earning assets:
Cash and due from banks	26,874			26,580
Other assets	67,866			62,923
Allowance for credit losses	(26,849)			(22,910)
Total assets	$2,799,952			$2,684,273

Interest-bearing liabilities:
Interest-bearing demand deposits	$306,782	$1,112	1.44%	$326,464	$1,287	1.56%
Savings and insured money market deposits	937,393	4,277	1.81%	870,958	4,376	1.99%
Time deposits	432,392	3,368	3.09%	507,557	4,429	3.46%
Brokered deposits	7,149	67	3.72%	7,174	79	4.37%
FHLBNY overnight advances	5,235	52	3.94%	23	—	—%
Term advances and other debt	67,248	671	3.96%	11,331	127	4.45%
Subordinated debt	44,090	898	8.08%	44,105	898	8.08%
Total interest-bearing liabilities	1,800,289	10,445	2.30%	1,767,612	11,196	2.51%

Non interest-bearing liabilities:
Demand deposits	677,135			631,443
Other liabilities	47,994			45,382
Total liabilities	2,525,418			2,444,437
Shareholders' equity	274,534			239,836
Total liabilities and shareholders’ equity	$2,799,952			$2,684,273
Fully taxable equivalent net interest income		25,742			22,755
Net interest rate spread (1)			2.95%			2.64%
Net interest margin, fully taxable equivalent (2)			3.74%			3.45%
Taxable equivalent adjustment		(68)			(67)
Net interest income		$25,674			$22,688

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
($ in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$1,812,473	$79,085	5.83%	$1,578,397	$68,988	5.84%
Residential mortgage loans	286,384	9,500	4.44%	276,540	8,611	4.16%
Consumer loans	237,140	9,998	5.64%	264,729	11,116	5.61%
Taxable securities	322,735	5,061	2.10%	483,242	7,215	2.00%
Tax-exempt securities	11,152	277	3.32%	27,101	611	3.01%
Interest-earning deposits	30,655	867	3.78%	68,645	2,298	4.48%
Total interest-earning assets	2,700,539	104,788	5.19%	2,698,654	98,839	4.90%

Non interest-earning assets:
Cash and due from banks	26,200			25,882
Other assets	68,201			54,411
Allowance for credit losses	(25,559)			(22,343)
Total assets	$2,769,381			$2,756,604

Interest-bearing liabilities:
Interest-bearing demand deposits	$320,194	$3,444	1.44%	$332,492	$3,888	1.56%
Savings and insured money market deposits	906,692	11,800	1.74%	865,917	12,479	1.93%
Time deposits	448,856	10,449	3.11%	513,847	13,669	3.56%
Brokered deposits	13,261	373	3.76%	70,560	2,367	4.49%
FHLBNY overnight advances	11,493	337	3.92%	8,319	286	4.60%
Term advances and other debt	53,570	1,571	3.92%	44,778	1,509	4.51%
Subordinated debt	44,064	2,693	8.17%	18,281	1,105	8.08%
Total interest-bearing liabilities	1,798,130	30,667	2.28%	1,854,194	35,303	2.55%

Non interest-bearing liabilities:
Demand deposits	655,383			624,113
Other liabilities	47,766			47,635
Total liabilities	2,501,279			2,525,942
Shareholders' equity	268,102			230,662
Total liabilities and shareholders’ equity	$2,769,381			$2,756,604
Fully taxable equivalent net interest income		74,121			63,536
Net interest rate spread (1)			2.91%			2.35%
Net interest margin, fully taxable equivalent (2)			3.67%			3.15%
Taxable equivalent adjustment		(193)			(223)
Net interest income		$73,928			$63,313

(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and nine months ended September 30, 2026 and 2025. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include nonaccrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30, 2026 vs. 2025
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$3,209	$3,284	$(75)
Residential mortgage loans	152	106	46
Consumer loans	(302)	(376)	74
Taxable investment securities	46	(78)	124
Tax-exempt investment securities	10	(2)	12
Interest-earning deposits	(879)	(727)	(152)
Total interest and dividend income, fully taxable equivalent	2,236	2,207	29

Interest expense on:
Interest-bearing demand deposits	(175)	(75)	(100)
Savings and insured money market deposits	(99)	320	(419)
Time deposits	(1,061)	(615)	(446)
Brokered deposits	(12)	—	(12)
FHLBNY overnight advances	52	52	—
Term advances and other debt	544	560	(16)
Subordinated debt	—	(1)	1
Total interest expense	(751)	241	(992)
Net interest income, fully taxable equivalent	$2,987	$1,966	$1,021

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Nine Months Ended September 30, 2026 vs. 2025
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$10,097	$10,214	$(117)
Residential mortgage loans	889	314	575
Consumer loans	(1,118)	(1,163)	45
Taxable investment securities	(2,154)	(2,501)	347
Tax-exempt investment securities	(334)	(391)	57
Interest-earning deposits	(1,431)	(1,117)	(314)
Total interest and dividend income, fully taxable equivalent	5,949	5,356	593

Interest expense on:
Interest-bearing demand deposits	(444)	(140)	(304)
Savings and insured money market deposits	(679)	569	(1,248)
Time deposits	(3,220)	(1,620)	(1,600)
Brokered deposits	(1,994)	(1,663)	(331)
FHLBNY overnight advances	51	97	(46)
Term advances and other debt	62	273	(211)
Subordinated debt	1,588	1,576	12
Total interest expense	(4,636)	(908)	(3,728)
Net interest income, fully taxable equivalent	$10,585	$6,264	$4,321

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
The provision for credit losses was a credit of $2.6 million for the three months ended September 30, 2026, compared to provision expense of $1.1 million for the same period in the prior year. The decrease was largely due to a $2.9 million partial recovery of a commercial and industrial loan participation in the current year period, received in connection with a legal settlement. This recovery resulted in net recoveries for the three months ended September 30, 2026 totaling $2.6 million, compared to net charge-offs of $0.1 million for the same period in the prior year. Also contributing to the decrease were favorable changes in model inputs for the Corporation's CECL model, including improvements in FOMC economic forecasts and modeled prepayment speeds.
The provision for credit losses was a credit of $1.4 million for the nine months ended September 30, 2026, compared to provision expense of $3.3 million for the same period in the prior year, a decrease of $4.7 million. The decrease was primarily due to a $2.9 million partial recovery of a commercial and industrial loan participation, received in connection with the settlement of related litigation during the third quarter of 2026, as well as a $0.7 million recovery on a commercial and industrial loan that had been charged off during the prior year period. Also contributing to the decrease was the direction of the impact from the annual update to the Corporation's CECL model, which is performed each year during the first quarter. The current year update resulted in lower modeled baseline loss rates, while the prior year update had resulted in higher baseline loss rates, as well as favorable changes in FOMC forecasts and modeled prepayment speeds in the current year period, compared to deteriorations in the prior year period. Partially offsetting the decrease were specific allocations on individually analyzed loans totaling $1.4 million, including $1.2 million on one non-owner occupied commercial real estate loan, in the current year period, compared to $0.2 million in total specific allocations during the same period in the prior year.
Net recoveries for the nine months ended September 30, 2026 were $2.5 million, compared to net charge-offs of $1.3 million for the same period in the prior year. Besides the two recoveries mentioned in the preceding paragraph, which totaled $3.6 million, net charge-offs in the current year period largely consisted of normal activity in indirect consumer loan charge-offs and

$0.3 million in charge-offs concurrent with transferring commercial real estate balances to other real estate owned. Net charge-offs in the prior year period were largely due to a $0.7 million charge-off of a commercial and industrial loan which had carried a $0.7 million specific allocation in the allowance for credit losses, and normal indirect consumer loan charge-off activity.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2026	2025	Change	% Change
WMG fee income	$3,148	$2,967	$181	6.1%
Service charges on deposit accounts	1,065	1,094	(29)	(2.7)%
Interchange revenue from debit card transactions	1,094	1,073	21	2.0%
Changes in fair value of equity investments	(41)	136	(177)	(130.1)%
Net gains on sales of loans held for sale	41	78	(37)	(47.4)%
Income from bank owned life insurance	7	8	(1)	(12.5)%
CFS fee and commission income	390	300	90	30.0%
Other	603	432	171	39.6%
Total non-interest income	$6,307	$6,088	$219	3.6%

Total non-interest income for the three months ended September 30, 2026 increased $0.2 million compared to the same period in the prior year, primarily due to increases of $0.2 million each in wealth management group fee income and other non-interest income. The increase was partially offset by a decrease of $0.2 million in changes in fair value of equity investments.

Wealth Management Group Fee Income
Wealth management group fee income increased mainly due to an increase in the market value of assets under management, excluding assets under management or administration for the Corporation, of 4.4%, compared to September 30, 2025, largely due to improvements in financial markets between the third quarters of 2025 and 2026.

Changes in Fair Value of Equity Investments
The decrease in the change in fair value of equity investments was mostly due to a decrease in the market value of the Corporation's deferred compensation plan in the current year period, compared to an increase in the same period in the prior year.

Other Non-Interest Income
The increase in other non-interest income was largely due to higher incentive income recognized under a debit card network agreement in the current year period, compared to the same period in the prior year.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	% Change
WMG fee income	$9,484	$8,827	$657	7.4%
Service charges on deposit accounts	3,154	3,328	(174)	(5.2)%
Interchange revenue from debit card transactions	3,215	3,220	(5)	(0.2)%
Net (losses) on securities transactions	—	(17,498)	17,498	N/M
Changes in fair value of equity investments	160	197	(37)	(18.8)%
Net gains on sales of loans held for sale	109	169	(60)	(35.5)%
Net (losses) on sales of other real estate owned	—	(8)	8	N/M
Income from bank owned life insurance	21	24	(3)	(12.5)%
CFS fee and commission income	1,261	793	468	59.0%
Other	1,726	2,220	(494)	(22.3)%
Total non-interest income	$19,130	$1,272	$17,858	N/M

Total non-interest income for the nine months ended September 30, 2026 increased $17.9 million compared to the same period in the prior year. The increase was primarily due to a $17.5 million net loss on securities transactions in the prior year period, and increases of $0.7 million in wealth management group fee income and $0.5 million in CFS fee and commission income, partially offset by decreases of $0.5 million in other non-interest income and $0.2 million in service charges on deposit accounts.

Net Losses on Securities Transactions
The Corporation recognized a pre-tax loss of $17.5 million on the sale of a portion of its available for sale securities portfolio in the second quarter of 2025.

Wealth Management Group Fee Income
The increase in wealth management group fee income was primarily due to an increase in total assets under management in the current period, compared to the same period in the prior year, mainly due to cumulative improvements in financial markets since the third quarter of 2025.

CFS Fee and Commission Income
The increase in total CFS Group fee and commission income was largely due to recognition of additional income in the current year period following contractual changes with a broker-dealer, improvements in financial markets during the first nine months of 2026, and organic client growth across the Corporation's footprint.

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

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2026	2025	Change	% Change
Compensation expense:
Salaries and wages	$8,203	$7,925	$278	3.5%
Pension and other employee benefits	2,124	2,298	(174)	(7.6)%
Other components of net periodic pension and postretirement benefits	(127)	(113)	(14)	(12.4)%
Total compensation expense	10,200	10,110	90	0.9%

Non-compensation expense:
Net occupancy	1,441	1,371	70	5.1%
Furniture and equipment	503	399	104	26.1%
Data processing	2,576	2,534	42	1.7%
Professional services	782	636	146	23.0%
Marketing and advertising	150	203	(53)	(26.1)%
Other real estate owned expenses	1	8	(7)	N/M
FDIC insurance	302	352	(50)	(14.2)%
Loan expenses	286	262	24	9.2%
Other	1,833	1,770	63	3.6%
Total non-compensation expense	7,874	7,535	339	4.5%
Total non-interest expense	$18,074	$17,645	$429	2.4%

Total non-interest expense for the three months ended September 30, 2026 increased $0.4 million compared to the same period in the prior year. The increase was due to an increase in both total compensation expense and non-compensation expense compared to the same period in the prior year. For the three months ended September 30, 2026 and 2025, non-interest expense to average assets was 2.56% and 2.61%, respectively.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, was largely due to an increase in salaries and wages, offset by a decrease in pension and other employee benefits. Salaries and wages increased largely due to an increase in expenses relating to annual incentives as well as merit-based increases in salaries. Pension and other employee benefits decreased mostly due to lower healthcare-related expenses compared to the same period in the prior year.

Non-compensation expense
The increase in non-compensation expense was largely due to an increase of $0.1 million in professional services. The increase in professional services primarily related to an increase in consulting services in support of corporate initiatives compared to the same period in the prior year.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Compensation expense:
Salaries and wages	$23,840	$22,713	$1,127	5.0%
Pension and other employee benefits	6,532	6,332	200	3.2%
Other components of net periodic pension and postretirement benefits	(411)	(339)	(72)	(21.2)%
Total compensation expense	29,961	28,706	1,255	4.4%

Non-compensation expense:
Net occupancy	4,515	4,335	180	4.2%
Furniture and equipment	1,410	1,227	183	14.9%
Data processing	7,727	7,631	96	1.3%
Professional services	2,435	2,079	356	17.1%
Marketing and advertising	888	893	(5)	(0.6)%
Other real estate owned expenses	26	22	4	18.2%
FDIC insurance	921	1,225	(304)	(24.8)%
Loan expenses	1,078	836	242	28.9%
Other	5,896	5,387	509	9.4%
Total non-compensation expense	24,896	23,635	1,261	5.3%
Total non-interest expense	$54,857	$52,341	$2,516	4.8%

Total non-interest expense for the nine months ended September 30, 2026 increased $2.5 million compared to the same period in the prior year. The increase was due to increases in both total compensation expense and total non-compensation expense. For the nine months ended September 30, 2026 and 2025, non-interest expense to average assets was 2.65% and 2.54%, respectively.

Compensation expense
The increase in compensation expense for the current period, compared to the same period in the prior year, was largely due to increases in salaries and wages, and pension and other employee benefits. Salaries and wages increased largely due to an increase in expenses relating to annual incentives as well as merit-based increases in salaries. Pension and other employee benefits increased primarily due to an increase in payroll taxes and employer contributions.

Non-compensation expense
The increase in non-compensation expense was primarily due to increases of $0.5 million in other non-interest expense, $0.4 million in professional services and $0.2 million in loan expenses, partially offset by a decrease of $0.3 million in FDIC insurance expense. Other non-interest expense increased largely due to a $0.3 million write-down of a legacy non-marketable equity investment following the Corporation's reassessment of the investment's carrying value, which included additional qualitative information regarding its expected recoverability. Loan expense and professional services each increased due to increases in legal fees compared to the same period in the prior year. A significant portion of the increase in legal fees in professional services related to the Bank's application to convert its charter to a national bank. Another portion of the increase in professional services related to recurring costs associated with the Corporation's subordinated debt. Professional services also increased due to an increase in consulting services in support of corporate initiatives in the current period compared to the same period in the prior year. FDIC insurance decreased primarily due to favorable changes in metrics used to determine assessment rates.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	Change	% Change
Income before income tax expense	$16,509	$10,067	$6,442	64.0%
Income tax expense	$3,802	$2,275	$1,527	67.1%
Effective tax rate	23.0%	22.6%

Income tax expense for the three month period ended September 30, 2026 was $3.8 million, compared to $2.3 million for the three month period ended September 30, 2025. The increase in income tax expense was primarily due to an increase of $6.4 million in income before income tax expense, compared to the same period in the prior year. This increase included the $0.8 million income tax impact from the recovery of credit losses following the litigation settlement in the current quarter. The effective income tax rate was 23.0% for the three months ended September 30, 2026 compared to 22.6% for the three months ended September 30, 2025.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Income before income tax expense	$39,641	$8,943	$30,698	N/M
Income tax expense	$8,925	$1,580	$7,345	N/M
Effective tax rate	22.5%	17.7%

Income tax expense for the nine month period ended September 30, 2026 was $8.9 million, compared to $1.6 million for the nine month period ended September 30, 2025. The effective income tax rate was 22.5% for the nine months ended September 30, 2026 compared to 17.7% for the nine months ended September 30, 2025. The increase in income tax expense was primarily due to the $17.5 million net loss recognized on the Corporation's sale of available for sale securities in the second quarter of the prior year.

Financial Condition

The following table presents selected financial information as of the dates indicated, and the dollar and percent change (dollars in thousands):

ASSETS	September 30, 2026	December 31, 2025	Change	% Change
Total cash and cash equivalents	$71,839	$50,097	$21,742	43.4%
Total investment securities, FHLBNY and FRBNY stock	268,211	294,469	(26,258)	(8.9)%

Loans, net of deferred loan fees	2,401,012	2,269,561	131,451	5.8%
Allowance for credit losses	(25,213)	(24,209)	1,004	4.1%
Loans, net	2,375,799	2,245,352	130,447	5.8%

Goodwill and other intangible assets, net	21,824	21,824	—	—%
Other assets	113,667	98,493	15,174	15.4%
Total assets	$2,851,340	$2,710,235	$141,105	5.2%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$2,385,249	$2,270,674	$114,575	5.0%
Advances and other debt	88,173	90,554	(2,381)	(2.6)%
Subordinated debt	44,105	44,028	77	0.2%
Other liabilities	60,301	50,270	10,031	20.0%
Total liabilities	2,577,828	2,455,526	122,302	5.0%

Total shareholders’ equity	273,512	254,709	18,803	7.4%
Total liabilities and shareholders’ equity	$2,851,340	$2,710,235	$141,105	5.2%

Cash and Cash Equivalents
The increase in cash and cash equivalents was largely due to an increase in total deposits, paydowns and maturities of investment securities, and cash flow provided by operating activities, primarily offset by an increase in total loans.

Investment Securities
The decrease in total investment securities was mostly due to year to date net paydowns and maturities on available for sale securities, totaling $20.5 million. Available for sale securities further decreased compared to the prior year-end due to a decrease in fair value of $11.2 million. Partially offsetting the decrease in total investment securities was the purchase of $4.9 million in collateralized mortgage obligations.

Loans, net
The increase in loans, net of deferred loan fees, was primarily due to an increase in non-owner occupied commercial real estate loans of $133.2 million, as well as increases of $10.1 million, $9.7 million and $8.2 million in owner occupied commercial real estate, construction loans and home equity lines and loans, respectively, partially offset by a decrease of $28.5 million in indirect consumer loans.

Allowance for Credit Losses
The increase in the allowance for credit losses was mainly due to specific reserve allocations of $1.4 million, including $1.2 million in allocations on one non-owner occupied commercial real estate loan, as well as year to date commercial real estate loan growth. Partially offsetting this increase was the impact of the annual review and update to loss drivers used in the CECL model, which is implemented in the first quarter of each year, and favorable changes in FOMC economic forecasts.

Other Assets
The increase in other assets was primarily due to an increase in interest rate swap assets resulting from the changes in market interest rates compared to December 31, 2025. Additionally contributing to the increase was an increase in other real estate owned, which totaled $1.9 million as of September 30, 2026, compared to no other real estate owned as of December 31, 2025, as well as an increase in operating lease right-of-use assets due to the commencement of a lease for a representative office in Buffalo, New York. The increase was partially offset by a decrease in premises and equipment, largely due to normal depreciation of fixed assets.

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

Advances and Other Debt
Advances and other debt remained mostly in-line with the prior year-end with a net decrease of $2.4 million. Total FHLBNY overnight advances decreased $87.1 million while FHLBNY term advances increased $85.0 million, and consisted of two two-month advances. Also included in advances and other debt were finance lease liabilities, which decreased $0.3 million compared to the prior year-end.

Subordinated Debt
Subordinated debt, net of deferred issuance costs, was in-line with the prior year-end. In June of the prior year, the Corporation issued $45.0 million in 7.75% fixed-to-floating rate notes in a private offering, due June 2035, net of $1.0 million in deferred issuance costs associated with the offering.

Other Liabilities
The increase in other liabilities was primarily due to increases in interest rate swap liabilities and operating lease liabilities. Interest rate swap liabilities increased mainly due to an increase in the fair value of interest rate swaps. The increase in operating lease liabilities was largely due to the Corporation's lease of office space in Buffalo, New York to operate as a representative office for Canal Bank operations.

Shareholders’ Equity
The increase in shareholders' equity was mainly due to an increase of $25.7 million in retained earnings offset by an increase of $8.2 million in accumulated other comprehensive loss. The increase in retained earnings was primarily due to net income of $30.7 million for the nine months ended September 30, 2026, partially offset by dividends declared of $5.0 million during the nine months ended September 30, 2026. The increase in accumulated other comprehensive loss was primarily due to an increase of $8.2 million in unrealized holding losses on securities available for sale, net of tax.

Assets under management or administration
The market value of total assets under management or administration in the Wealth Management Group was $2.280 billion as of September 30, 2026, including $132.8 million of assets held under management or administration for the Corporation, a decrease from $2.338 billion as of December 31, 2025, including $301.8 million of assets held under management or administration for the Corporation. Excluding assets under management or administration for the Corporation, the total market value of Wealth Management Group assets increased $111.0 million, or 5.5%, largely due to improvements in financial markets during the first nine months of 2026, compared to conditions as of December 31, 2025.

As of September 30, 2026, CFS Group had total client assets of $303.4 million, including $115.5 million of advisory assets under management, compared to client assets of $299.4 million, including $104.1 million of advisory assets under management, as of December 31, 2025, an increase of $4.0 million in total client assets and $11.4 million in advisory assets.

Securities

The available for sale segment of the securities portfolio totaled $253.4 million as of September 30, 2026, a decrease of $27.2 million, or 9.7%, from $280.6 million as of December 31, 2025. Securities available for sale decreased primarily due to net paydowns and maturities. Year to date net paydowns and maturities on available for sale securities totaled $20.5 million, largely on mortgage-backed securities totaling $15.8 million, maturities of municipal bonds totaling $0.5 million, and calls of corporate bonds totaling $4.2 million. Additionally, the decrease in the available for sale securities portfolio was further caused by a decrease of $11.2 million in the fair value of securities compared to December 31, 2025. Partially offsetting the decrease was the purchase of $5.0 million in collateralized mortgage obligations. The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $1.6 million as of September 30, 2026 and $0.6 million as of December 31, 2025.

Non-marketable equity securities as of September 30, 2026 and December 31, 2025 include shares of FRBNY stock and FHLBNY stock, carried at their cost. FRBNY stock and FHLBNY stock were $3.1 million and $6.5 million, respectively, as of September 30, 2026, and $3.0 million and $6.4 million, respectively, as of December 31, 2025. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

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

Loans

The table below presents the Corporation’s loan composition by segment as of the dates indicated, and the dollar and percent change from December 31, 2025 to September 30, 2026 (dollars in thousands):

LOAN PORTFOLIO COMPOSITION
	September 30, 2026	% of Total Loans	December 31, 2025	% of Total Loans	Change	% Change
Commercial and industrial	$322,830	13.4%	$324,185	14.3%	$(1,355)	(0.4)%
Commercial real estate:
Construction	130,095	5.4%	120,418	5.3%	9,677	8.0%
Owner occupied commercial real estate	188,710	7.9%	178,620	7.9%	10,090	5.6%
Non-owner occupied commercial real estate	1,243,868	51.8%	1,110,689	48.9%	133,179	12.0%
Residential mortgages	287,300	12.0%	286,885	12.6%	415	0.1%
Consumer loans:
Home equity lines and loans	117,901	4.9%	109,723	4.9%	8,178	7.5%
Indirect consumer loans	104,214	4.3%	132,699	5.8%	(28,485)	(21.5)%
Direct consumer loans	6,094	0.3%	6,342	0.3%	(248)	(3.9)%
Total	$2,401,012	100.0%	$2,269,561	100.0%	$131,451	5.8%

Portfolio loans totaled $2.401 billion as of September 30, 2026, an increase of $131.5 million, or 5.8%, from $2.270 billion as of December 31, 2025. The increase in total loans was due to an increase of $152.9 million in commercial real estate loans, partially offset by decreases of $20.6 million in total consumer loans and $1.4 million in commercial and industrial loans. Residential loans were in line with the prior year-end.

Commercial lending has continued to be the primary source of asset growth for the Corporation, with demand remaining strong across the Corporation’s footprint, particularly for commercial real estate loans within the Capital Bank division in the Albany market and the Canal Bank division in the Western New York market. Commercial real estate loans in the Capital Bank and Canal Bank divisions increased $87.0 million and $70.8 million, respectively, compared to December 31, 2025. While commercial and industrial loans declined modestly compared to prior year-end, commercial and industrial loans in the Canal Bank division increased $19.3 million, but was more than offset by decreases in the Capital Bank and Chemung Canal divisions.

Consumer loans decreased primarily due to a decrease of $28.5 million in indirect consumer loans, partially offset by an increase of $8.2 million in home equity lines and loans. The decrease in indirect consumer loans, primarily auto loans, reflected the Corporation’s continued prioritization of other types of lending, which contributed to paydowns exceeding originations during the first nine months of 2026. The increase in home equity lines and loans was mainly attributable to current year promotional activity and advances on home equity lines of credit originated through prior year promotional efforts, both of which included below-market introductory interest rates.

Residential mortgage loans were relatively unchanged from December 31, 2025 as a result of origination activity remaining below typical historical levels in the current elevated interest rate environment. During the first nine months of 2026, the Corporation originated $33.3 million in total residential mortgages, including $5.6 million originated for sale in the secondary market to Freddie Mac and FHLBNY. Total residential mortgage originations decreased $9.8 million, or 22.8%, compared to the same period in the prior year.

The table below presents the Corporation’s outstanding loan balances by Bank division (in thousands):

LOANS BY DIVISION
	September 30, 2026	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
Chemung Canal Trust Company	$574,992	$616,621	$626,903	$665,701	$651,516
Capital Bank Division	1,493,710	1,417,834	1,302,593	1,206,561	1,098,104
Canal Bank Division	332,310	235,106	141,923	100,402	79,828
Total loans	$2,401,012	$2,269,561	$2,071,419	$1,972,664	$1,829,448
Commercial real estate lending represented the largest component of the Corporation's loan portfolio as of September 30, 2026 and December 31, 2025. Commercial real estate lending is comprised of the construction, owner occupied commercial real estate, and non-owner occupied commercial real estate categories of the loan portfolio, as presented in Note 4 - Loans and Allowance for Credit Losses to the Consolidated Financial Statements. As of September 30, 2026 and December 31, 2025, total commercial real estate loans were $1.563 billion and $1.410 billion, respectively, representing 65.1% and 62.1% of total loan balances, respectively.

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

The table below presents commercial real estate loans by maturity and repricing date as of September 30, 2026 (dollars in thousands):

Commercial real estate loans:	2026	2027	2028	2029	2030	After 2030 (1)	Total
Maturing in:	$31,884	$105,907	$93,485	$122,677	$266,528	$942,192	$1,562,673
Percentage of total	2.0%	6.8%	6.0%	7.9%	17.1%	60.2%	100.0%

Repricing in:	$684,332	$88,588	$96,585	$97,400	$95,160	$500,608	$1,562,673
Percentage of total	43.8%	5.7%	6.2%	6.2%	6.1%	32.0%	100.0%

(1) Includes fixed rate loans

The table below presents commercial real estate loans by type and percentage as of September 30, 2026 and December 31, 2025 (dollars in thousands):

Commercial real estate loans by type:	September 30, 2026	% of Total	December 31, 2025	% of Total
Construction	$130,095	8.3%	$120,418	8.5%
1-4 family residential (1)	51,691	3.4%	53,982	3.9%
Multifamily	499,043	31.9%	424,797	30.1%
Owner occupied	188,710	12.1%	178,620	12.7%
Non-owner occupied	693,134	44.3%	631,910	44.8%
Total	$1,562,673	100.0%	$1,409,727	100.0%

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
The table below presents commercial real estate loans by regional location of collateral and percentage as of September 30, 2026 and December 31, 2025 (dollars in thousands):

Commercial real estate loans by regional location of collateral:	September 30, 2026	% of Total	December 31, 2025	% of Total
Capital Region	$914,184	58.5%	$843,763	59.8%
Southern Tier & Finger Lakes	235,439	15.1%	230,599	16.4%
Western New York	327,069	20.9%	252,370	17.9%
Other (1)	85,981	5.5%	82,995	5.9%
Total	$1,562,673	100.0%	$1,409,727	100.0%

(1) Includes $80.7 million and $77.6 million in commercial real estate loans located outside of New York State as of September 30, 2026 and December 31, 2025, respectively.

The Corporation closely monitors economic and credit trends for the industries in which its commercial real estate borrowers are involved. Property types are designated based on the purpose of the collateral securing commercial real estate loans. The tables below present commercial real estate loans by borrower industry and percentage as well as the weighted average (WA) loan to value (LTV) ratio for each industry as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026		December 31, 2025
Commercial real estate loans by borrower industry:	Balances	% of Total	Balances	% of Total
Construction & land development	$130,095	8.3%	$120,418	8.5%
Industrial	72,977	4.7%	70,402	5.0%
Warehouse & storage	125,079	8.0%	104,214	7.4%
Retail	280,336	17.9%	264,230	18.7%
Office	147,568	9.4%	145,585	10.3%
Hotel	93,325	6.0%	80,563	5.7%
1-4 family residential rental	51,691	3.3%	54,264	3.8%
Multifamily (5+)	523,100	33.5%	449,829	31.9%
Medical	71,876	4.6%	54,395	4.0%
Educational	15,256	1.0%	21,458	1.5%
Other	51,370	3.3%	44,369	3.2%
Total	$1,562,673	100.0%	$1,409,727	100.0%

Weighted average loan to value ratio by industry:	September 30, 2026	December 31, 2025

Industrial	51.0%	52.2%
Warehouse & storage	60.2%	63.6%
Retail	58.7%	58.6%
Office	59.1%	61.1%
Hotel	48.9%	53.0%
1-4 family residential rental	60.7%	65.3%
Multifamily (5+)	59.2%	60.4%
Medical	59.7%	64.1%
Educational	61.7%	56.2%
Other	54.4%	48.3%
Total	58.0%	59.2%
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which may cause them to be similarly impacted by economic or other conditions. Industries are identified using NAICS codes, and the Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations of greater than 10.0% of total loans. As of September 30, 2026 and December 31, 2025, commercial loans to borrowers involved in the real estate and real estate rental and leasing businesses were 53.6% and 52.1% of the Corporation's total loans, respectively. No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of September 30, 2026 and December 31, 2025.

The table below presents the maturity of loans outstanding as of September 30, 2026 (in thousands):

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$136,983	$128,914	$56,502	$431	$322,830
Commercial real estate:
Construction	12,640	46,535	70,920	—	130,095
Owner occupied commercial real estate	4,341	53,760	126,486	4,123	188,710
Non-owner occupied commercial real estate	91,048	520,009	619,049	13,762	1,243,868
Residential mortgages	11,651	13,716	72,013	189,920	287,300
Consumer loans:
Home equity lines and loans	337	5,491	54,696	57,377	117,901
Indirect consumer loans	2,118	77,206	24,890	—	104,214
Direct consumer loans	306	3,592	1,215	981	6,094
Total	$259,424	$849,223	$1,025,771	$266,594	$2,401,012

The tables below present the amounts due after one year, classified according to fixed interest rates and variable interest rates as of September 30, 2026 (in thousands):

Loans maturing with fixed interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$74,484	$25,927	$—	$100,411
Commercial real estate:
Construction	4,372	251	—	4,623
Owner occupied commercial real estate	21,452	26,716	—	48,168
Non-owner occupied commercial real estate	221,436	102,726	—	324,162
Residential mortgages	13,530	67,257	126,898	207,685
Consumer loans:
Home equity lines and loans	4,272	47,001	245	51,518
Indirect consumer loans	77,206	24,890	—	102,096
Direct consumer loans	3,592	283	58	3,933
Total	$420,344	$295,051	$127,201	$842,596

Loans maturing with variable interest rates:	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial and industrial	$54,430	$30,575	$431	$85,436
Commercial real estate:				—
Construction	42,163	70,669	—	112,832
Owner occupied commercial real estate	32,308	99,770	4,123	136,201
Non-owner occupied commercial real estate	298,573	516,323	13,762	828,658
Residential mortgages	186	4,756	63,022	67,964
Consumer loans:				—
Home equity lines and loans	1,219	7,695	57,132	66,046
Indirect consumer loans	—	—	—	—
Direct consumer loans	—	932	923	1,855
Total	$428,879	$730,720	$139,393	$1,298,992

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

The following table summarizes the Corporation's non-performing assets (dollars in thousands):

NON-PERFORMING ASSETS
	September 30, 2026	December 31, 2025
Total non-performing loans	$13,798	$7,908
Other real estate owned and repossessed vehicles	2,280	257
Total non-performing assets	$16,078	$8,165

Ratio of non-performing loans to total loans	0.57%	0.35%
Ratio of non-performing assets to total assets	0.56%	0.30%
Ratio of allowance for credit losses to non-performing loans	182.73%	306.13%
Accruing loans past due 90 days or more (1)	$—	$17

(1) Not included in non-performing assets above.

Non-performing loans totaled $13.8 million, or 0.57% of total loans as of September 30, 2026, compared to $7.9 million, or 0.35% of total loans as of December 31, 2025. Non-performing assets, which are comprised of non-performing loans, other real estate owned, and repossessed vehicles, were $16.1 million, or 0.56% of total assets as of September 30, 2026, compared to $8.2 million, or 0.30% of total assets as of December 31, 2025. The increase in non-performing loans was largely due to the addition of commercial loans totaling $7.9 million during the first nine months of 2026, including one commercial and industrial loan with a balance of $2.2 million and three non-owner occupied commercial real estate loans from two student housing relationships with balances totaling $5.3 million. Partially offsetting the increase was the transfer of $2.0 million in commercial real estate loan balances to other real estate owned, net of $0.3 million in related charge-offs, as well as the payoff of two nonaccrual commercial real estate loans totaling $0.6 million and a $1.1 million net decrease in other non-performing commercial loans during the first nine months of 2026. Also contributing to the overall increase in non-performing loans was an increase of $1.7 million in total non-performing residential mortgage and consumer loans, largely due to the addition of one residential mortgage with a balance of $0.8 million and one home equity loan with a balance of $0.5 million.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Corporation works closely with borrowers experiencing financial difficulties to identify viable solutions that minimize the potential for loss. The Corporation especially monitors modifications made to borrowers experiencing financial difficulty where contractual cash flows are directly impacted, including through principal reductions, reductions in effective interest rates, term extensions, significant payment delays, or a combination thereof. As of September 30, 2026, the Corporation had 13 active loans modified under such terms.

During the three month period ended September 30, 2026, the Corporation modified two loans to borrowers experiencing financial difficulty, each of which received a six month payment delay. Loans modified during the period totaled $2.5 million and included a $2.0 million non-owner occupied commercial real estate loan, which was modified as part of a forbearance agreement, and a $0.5 million home equity loan. In addition, during the nine month period ended September 30, 2026, the Corporation also modified two loans to a single borrower experiencing financial difficulty, both of which consisted of payment delays whereby six months of principal and interest payments were deferred to the contractual maturity dates of the loans. These modifications totaled $3.7 million and included a $3.5 million non-owner occupied commercial real estate loan and a $0.2 million commercial and industrial loan. The Corporation also modified a separate $0.1 million commercial and industrial loan, which was given a three-year term extension.

As of September 30, 2026, there was one previously modified home equity loan with a balance of $0.1 million that was not performing on its modified terms. All other active modified loans were performing in accordance with their modified terms as of September 30, 2026. During the nine month period ended September 30, 2026, the Corporation recognized a $0.7 million recovery on a commercial and industrial loan that had previously been modified through a term extension and subsequently charged off.

Allowance for Credit Losses

The allowance for credit losses is an amount that management believes will be adequate to absorb the estimated lifetime credit losses inherent in assets exhibiting credit risk as of each measurement date. The allowance is in conformity with the requirements established by ASC 326 - Financial Instruments - Credit Losses and covers a range of assets including loans, unfunded commitments, and debt securities; incorporating both quantitative and qualitative components. As of September 30, 2026 and December 31, 2025, the Corporation did not allocate any allowance for credit losses to its portfolios of available for sale or held to maturity debt securities, due to the explicit or implicit U.S. Government guarantee as to principal and interest payments on the majority of the portfolio, and the immateriality of credit risk on remaining unguaranteed securities.
Loans are analyzed for credit loss on either an individual basis or a pooled (collective) basis, determined by risk characteristics. The Corporation begins analyzing loans on an individual basis when management determines a loan no longer exhibits risk characteristics consistent with the risk characteristics in its designated pool under the Corporation's CECL methodology. The amortized cost basis of individually analyzed loans as of September 30, 2026 totaled $8.9 million, compared to $4.2 million as of December 31, 2025. Remaining loans are analyzed on a pooled basis and are segmented based on groups of assigned FFIEC Call Report codes. Management seeks to disaggregate its loan portfolio in a granular enough manner to capture the risk profile of each loan, yet broad enough to accurately allow for the application of certain pool-level assumptions.
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
The allowance for credit losses on loans was $25.2 million as of September 30, 2026, compared to $24.2 million as of December 31, 2025, and was 182.73% of non-performing loans as of September 30, 2026, compared to 306.13% as of December 31, 2025. The decrease in the ratio of the allowance for credit losses to non-performing loans was mainly due to the addition of a $2.2 million commercial and industrial loan and two non-owner occupied commercial real estate loans to a single borrower, totaling $3.2 million, during the first nine months of 2026, all of which did not require a specific allocation in the allowance for credit losses. Also contributing to the decrease was the transfer of $2.0 million in commercial real estate loan balances to other real estate owned during the first nine months of 2026, which had previously carried specific allocations in the allowance for credit losses. The ratio of the allowance for credit losses on loans to total loans was 1.05% as of September 30, 2026, compared to 1.07% as of December 31, 2025.
The increase in the allowance for credit losses was largely due to $1.4 million in specific allocations made on individually analyzed loans during the first nine months of 2026, including $1.2 million on one non-owner occupied commercial real estate loan. Also contributing to the increase was provisioning related to commercial real estate loan growth and changes in qualitative assumptions during the current year. Partially offsetting the overall increase was the impact of the annual review and update to loss drivers of the Corporation's CECL model, which is implemented in the first quarter each year and resulted in a net decrease in modeled loss rates in the current year, as well as improved economic forecasts, changes in modeled prepayment speeds, and lower consumer loan balances. The FOMC's forecast for 2026 year-end U.S. civilian unemployment was 4.1% as of September 30, 2026, compared to 4.4% as of December 31, 2025, while the forecast for U.S. GDP growth was 2.3% as of both September 30, 2026 and December 31, 2025.

The table below summarizes the Corporation’s allowance for credit losses and non-performing loans outstanding by loan category as of September 30, 2026 and December 31, 2025 (dollars in thousands):

ALLOWANCE BY LOAN CATEGORY
Balance as of September 30, 2026	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,043	1.25%	$2,881	0.89%	140.33%
Commercial real estate	16,465	1.05%	5,768	0.37%	285.45%
Residential mortgages	2,437	0.85%	2,325	0.81%	104.82%
Consumer loans	2,268	0.99%	2,824	1.24%	80.31%
Total	$25,213	1.05%	$13,798	0.57%	182.73%

Balance as of December 31, 2025	Allowance for credit losses	Allowance to loans(1)	Non-performing loans	Non-performing loans to loans(1)	Allowance to non-performing loans
Commercial and industrial	$4,524	1.40%	$779	0.24%	580.74%
Commercial real estate	14,363	1.02%	3,167	0.22%	453.52%
Residential mortgages	2,788	0.97%	1,753	0.61%	159.04%
Consumer loans	2,534	1.02%	2,209	0.89%	114.71%
Total	$24,209	1.07%	$7,908	0.35%	306.13%

(1) Ratio is a percentage of loan category.

The table below summarizes the Corporation’s consolidated credit ratios as of September 30, 2026 and December 31, 2025:

Consolidated Ratios	September 30, 2026	December 31, 2025
Non-performing loans to total loans	0.57%	0.35%
Allowance for credit losses to total loans	1.05%	1.07%
Allowance for credit losses, inclusive of unfunded commitments, to total loans	1.08%	1.09%
Allowance for credit losses to non-performing loans	182.73%	306.13%

The table below summarizes the Corporation’s ratio of net charge-offs and recoveries to average loans outstanding by loan category for the nine months ended September 30, 2026 and 2025:

Net (Recovery) Charge-Off Ratio	September 30, 2026	September 30, 2025
Commercial and industrial	(1.43)%	0.33%
Commercial real estate	0.03%	—%
Residential mortgages	(0.01)%	(0.01)%
Consumer loans	0.38%	0.30%
Total	(0.14)%	0.08%

The table below summarizes the Corporation’s credit loss experience for the nine months ended September 30, 2026 and 2025 (in thousands):

SUMMARY OF CREDIT LOSS EXPERIENCE
	Nine Months Ended September 30,
	2026	2025
Balance of allowance for credit losses at beginning of period	$24,209	$21,388
Charge-offs:
Commercial and industrial	136	777
Commercial real estate	310	—
Residential mortgages	8	—
Consumer loans	1,179	1,030
Total charge-offs	$1,633	$1,807
Recoveries:
Commercial and industrial	$3,584	$9
Commercial real estate	1	3
Residential mortgages	33	16
Consumer loans	512	439
Total recoveries	$4,130	$467
Net charge-offs (recoveries)	(2,497)	1,340
Provision (credit) for credit losses on-balance sheet exposure (1)	(1,493)	3,597

Balance of allowance for credit losses at end of period	$25,213	$23,645

(1) Additional provision related to off-balance sheet exposure was $53 thousand for the nine months ended September 30, 2026 and a credit of $296 thousand for the nine months ended September 30, 2025.

Net recoveries for the nine months ended September 30, 2026 were largely due to a $2.9 million partial recovery of a previous commercial and industrial participation loan charge-off as part of a legal settlement during the current year period, as well as a separate $0.7 million recovery on a commercial and industrial loan which had been charged off during the prior year. Partially offsetting overall net recoveries were normal charge-off activity in the Corporation's indirect consumer loan portfolio and $0.3 million in charge-offs relating to the transfer of four properties associated with multiple non-owner occupied commercial real estate loans to a single borrower to other real estate owned.

Net charge-offs for the nine months ended September 30, 2025 were mostly due to a $0.7 million charge-off of a commercial and industrial loan, which was subsequently recovered in the first nine months of 2026, and normal charge-off activity in the Corporation's indirect auto portfolio.

Other Real Estate Owned and Repossessed Vehicles

Other real estate owned totaled $1.9 million as of September 30, 2026. There was no other real estate owned as of December 31, 2025. There were five properties added to other real estate owned in the first nine months of 2026. Four of the properties added during the first nine months of 2026 were associated with one commercial borrower group, and included one multifamily property and three 1-4 family residential rental properties, with a transfer date fair value totaling $1.7 million. The transfer date fair value was inclusive of $0.3 million in charge-offs at the time of transfer. Additionally, there was one residential mortgage transferred to other real estate owned in the first nine months of 2026, totaling $0.2 million. There were no properties sold from other real estate owned in the first nine months of 2026. The Corporation had $0.4 million in repossessed vehicles as of September 30, 2026 and $0.3 million as of December 31, 2025, which is included in other assets on the Consolidated Balance Sheets, and is a component of non-performing assets.

Deposits

The table below summarizes the Corporation’s deposit composition by segment as of September 30, 2026 and December 31, 2025, and the dollar and percent change from December 31, 2025 to September 30, 2026 (dollars in thousands):

DEPOSITS
					September 30, 2026 v. December 31, 2025
	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total	$ Change	% of Total Change
Non interest-bearing demand deposits	$664,375	27.9%	$624,532	27.5%	$39,843	0.4%
Interest-bearing demand deposits	335,562	14.1%	326,645	14.4%	8,917	(0.3)%
Money market deposits	703,094	29.5%	601,391	26.5%	101,703	3.0%
Savings deposits	242,351	10.1%	254,490	11.2%	(12,139)	(1.1)%
Certificates of deposit $250,000 or less	315,766	13.2%	339,320	14.9%	(23,554)	(1.7)%
Certificates of deposit greater than $250,000	99,473	4.2%	98,714	4.4%	759	(0.2)%
Other time deposits	24,628	1.0%	25,582	1.1%	(954)	(0.1)%
Total	$2,385,249	100.0%	$2,270,674	100.0%	$114,575

Deposits totaled $2.385 billion as of September 30, 2026 compared to $2.271 billion as of December 31, 2025, an increase of $114.6 million, or 5.0%. The increase was attributable to an increase of $114.6 million in total customer deposits. There were no brokered deposits as of either September 30, 2026 or December 31, 2025. The increase in total customer deposits was attributable to increases of $101.7 million in insured money market deposits, $39.8 million in non interest-bearing demand deposits, and $8.9 million in interest-bearing demand deposits. These increases were partially offset by decreases of $23.7 million in customer time deposits and $12.1 million in savings deposits.
The increase in money market deposits was mainly attributable to net inflows from commercial customers, partially due to the introduction of a new escrow product, as well as net inflows from municipal customers, including insured cash sweep accounts, partially due to seasonality. The increase in non-interest bearing demand deposits was due to net inflows from commercial clients compared to prior year-end, as well as smaller increases from individuals and municipal customers, partially due to a targeted checking account campaign during 2026. Non interest-bearing deposits comprised 27.9% and 27.5% of total deposits as of September 30, 2026 and December 31, 2025, respectively. The increase in interest-bearing demand deposits was largely due to seasonal inflows of municipal deposits. The decrease in customer time deposits was largely due to maturities of previous higher-cost CD campaigns which were not renewed. Savings deposits decreased mostly due to net outflows from both commercial and municipal customers.
The growth in customer deposits was due primarily to increases of $58.9 million in commercial deposits, $49.6 million in public deposits, $13.1 million in ICS deposits, and $0.4 million in consumer deposits, offset by a decrease of $7.4 million in CDARS deposits, compared to December 31, 2025. As of September 30, 2026, demand deposit and money market deposits comprised 71.4% of total deposits compared to 68.4% as of December 31, 2025. The aggregate amount of the Corporation's outstanding uninsured deposits was 33.4% and 30.1% of total deposits, as of September 30, 2026 and December 31, 2025, respectively.

The table below presents the Corporation's deposit balances by Bank division (in thousands):

DEPOSITS BY DIVISION
	September 30, 2026	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
Chemung Canal Trust Company	$1,889,065	$1,857,387	$1,892,228	$1,899,903	$1,815,566
Capital Bank Division	400,963	363,745	399,411	380,962	435,207
Canal Bank Division	95,221	49,542	13,085	5,786	3,002
Brokered Deposits	—	—	92,159	142,776	73,452
Total	$2,385,249	$2,270,674	$2,396,883	$2,429,427	$2,327,227

In addition to consumer, commercial, and public deposits, other sources of funds include reciprocal deposits. The Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This applies to the Corporation's participation in the CDARS and ICS programs. The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. The CDARS and ICS reciprocal program uses a sophisticated matching system, where funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Additionally, the CDARS and ICS One-Way Buy programs allow the Corporation to obtain wholesale brokered deposits through the system. Deposits obtained through the CDARS and ICS reciprocal programs were $332.1 million and $326.5 million as of September 30, 2026, and December 31, 2025, respectively.

The Corporation’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts. A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank. These customers will typically turn to their primary bank first when in need of other financial services. Strategies that have been developed and implemented to generate these deposits include: (i) acquiring deposits by entering new markets through branch acquisitions or de novo branching, (ii) an annual checking account marketing campaign, (iii) training branch employees to identify and meet client financial needs with Bank products and services, (iv) linking business and consumer loans to the customer's primary checking account at the Bank, (v) aggressively promoting direct deposit of client’s payroll checks or benefit checks, (vi) constantly monitoring the Corporation’s pricing strategies to ensure competitive products and services, and (vii) the introduction of new products and services to meet the changing needs of clients. The Corporation also considers brokered deposits to be an element of its deposit strategy and may use brokered deposits as a secondary source of funding to support growth.

Borrowings
Borrowings decreased $2.3 million to $132.3 million as of September 30, 2026 from December 31, 2025. The Corporation's borrowed funds as of September 30, 2026 were comprised of $85.0 million in FHLBNY term advances, $44.1 million in subordinated notes, and $3.2 million in long-term finance lease obligations. The Corporation’s borrowed funds as of December 31, 2025 were comprised of an $87.1 million FHLBNY overnight advance, $44.0 million in subordinated notes, and $3.5 million in long-term finance lease obligations. There were no outstanding FHLBNY or FRBNY term advances as of December 31, 2025.
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

Shareholders’ Equity
Total shareholders' equity increased $18.8 million from $254.7 million as of December 31, 2025 to $273.5 million as of September 30, 2026. The increase can primarily be attributed to an increase of $25.7 million in retained earnings, partially offset by an increase of $8.2 million in accumulated other comprehensive loss. The increase in retained earnings was mainly due to net income of $30.7 million for the nine months ended September 30, 2026, partially offset by dividends declared of $5.0 million during the nine months ended September 30, 2026. Accumulated other comprehensive loss increased due to an increase of $8.2 million in unrealized holding losses on securities available for sale, net of tax. The total shareholders’ equity to total assets ratio was 9.59% as of September 30, 2026 compared to 9.40% as of December 31, 2025. The tangible equity to tangible assets ratio was 8.90% as of September 30, 2026 compared to 8.66% as of December 31, 2025. Book value per share increased to $56.51 as of September 30, 2026 from $52.97 as of December 31, 2025.
As of September 30, 2026, the Bank was subject to the capital adequacy guidelines of the Federal Reserve, which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. As of September 30, 2026, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.
When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions. Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. On January 8, 2021, the Corporation's Board of Directors approved a stock repurchase program. Under the repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under the publicly announced repurchase program in the third quarter of 2026. As of September 30, 2026, the Corporation repurchased a total of 49,184 shares of common stock at a total cost of $2.0 million under the repurchase program, at the weighted average cost of $40.42 per share. Remaining buyback authority under the share repurchase program was 200,816 shares as of September 30, 2026.

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
As of September 30, 2026, the Corporation's cash and cash equivalents balance was $71.8 million, increasing $21.7 million compared to December 31, 2025, largely due to an increase in deposits. The Corporation maintains an investment portfolio of securities available for sale, comprised of government sponsored entity mortgage-backed securities, collateralized mortgage obligations, municipal bonds, and corporate bonds. Although this portfolio generates interest income for the Corporation, it also serves as an available source of liquidity and capital if the need should arise. As of September 30, 2026, the Corporation's investment in securities available for sale was $253.4 million, $60.1 million of which was not pledged as collateral.

The Corporation is a member of the FHLBNY, which allows it to access borrowings to enhance management's ability to satisfy future liquidity needs. As of September 30, 2026, the Bank had pledged a total of $255.9 million of residential mortgage loans and home equity loans under a blanket lien arrangement. Based on this available collateral, the Corporation was eligible to borrow up to a total of $178.6 million, and utilized $85.0 million as of September 30, 2026. As of December 31, 2025, the Bank had pledged a total of $255.1 million of residential mortgage loans and home equity loans under a blanket lien arrangement. Based upon this available collateral, the Corporation was eligible to borrow up to a total of $178.5 million, and utilized $87.1 million as of December 31, 2025. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.
Uninsured deposits totaled $797.5 million as of September 30, 2026, and $682.5 million as of December 31, 2025, which included $211.0 million and $161.4 million of municipal deposits that were collateralized by pledged assets when balances exceeded FDIC insurance limits, respectively. The aggregate amount of the Corporation's outstanding uninsured deposits was 33.4% and 30.1% of total deposits, as of September 30, 2026 and December 31, 2025, respectively. The Corporation considers the level of uninsured deposits to be an important factor when considering liquidity management and strategic decisions, due to their fluidity.
The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it may continue utilizing brokered deposits as a secondary source of funding to support growth. Brokered deposits may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. The Corporation had no brokered deposits as of September 30, 2026 and December 31, 2025. The Corporation also had a total of $65.0 million of unsecured lines of credit with four different financial institutions, all of which were available as of September 30, 2026 and December 31, 2025. Also available to the Corporation is the Discount Window Lending program provided by the FRB, at which $6.9 million in borrowing capacity was available as of September 30, 2026.
Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$29,685	$29,166
Net cash (used in) provided by investing activities	(115,228)	139,533
Net cash (used in) provided by financing activities	107,285	(108,088)
Net increase in cash and cash equivalents	$21,742	$60,611

Operating activities
The Corporation believes cash flows from operations, available cash balances, and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs. Cash provided by operating activities in the first nine months of 2026 and 2025 primarily resulted from net income after non-cash operating adjustments.

Investing activities
Cash used in investing activities during the first nine months of 2026 was primarily due to the increase in loans, partially offset by maturities and principal paydowns on securities available for sale. Cash provided by investing activities during the first nine months of 2025 primarily resulted from the sale of available for sale securities during the second quarter of 2025, partially offset by a net increase in loans.

Financing activities
Cash provided by financing activities during the first nine months of 2026 was primarily due to increases in total deposits. Cash used in financing activities during the first nine months of 2025 was primarily due to decreases in total deposits, including brokered deposits, and FHLBNY advances, partially offset by the issuance of subordinated debt in the second quarter of 2025.

Capital Resources

The Bank is subject to regulatory capital requirements administered by federal banking agencies. As a result of the Regulatory Relief Act, the FRB amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3.0 billion that are (i) not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities that contribute to an organization’s complexity, are not subject to regulatory capital requirements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in calculating regulatory capital.

Pursuant to the Regulatory Relief Act, the federal banking agencies finalized a rule, effective January 1, 2020, that established a community bank leverage ratio (Tier 1 capital to average consolidated assets) of 9.00%, which institutions with less than $10.0 billion in assets may elect to use in lieu of the generally applicable risk-based capital requirements under Basel III. Qualifying institutions that meet the community bank leverage ratio will be deemed well capitalized. Effective July 1, 2026, the federal banking agencies lowered the community bank leverage ratio requirement to 8.00%. The Bank has not elected to use the community bank leverage ratio.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of September 30, 2026 and December 31, 2025, the Bank met all capital adequacy requirements to which it was subject. Since December 31, 2018, the Corporation has not been subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank, and will not be subject to such requirements until it reaches $3.0 billion in assets.

As of September 30, 2026, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's capital category. Effective October 1, 2026, the Bank converted to a national bank charter and is now subject to the capital adequacy and prompt corrective action regulations of the OCC, which are substantially similar to those previously applicable under the FRB. The Corporation remains subject to supervision and regulation by the FRB as a bank holding company.

The regulatory capital ratios as of September 30, 2026 and December 31, 2025 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation and the Bank’s capital ratios as of September 30, 2026 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$365,895	15.46%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$356,499	15.07%	$189,263	8.00%	$248,407	10.50%	$236,578	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$295,937	12.50%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$330,647	13.98%	$141,947	6.00%	$201,091	8.50%	$189,263	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$295,937	12.50%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$330,647	13.98%	$106,460	4.50%	$165,605	7.00%	$153,776	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$295,937	10.46%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$330,647	11.70%	$113,041	4.00%	N/A	N/A	$141,301	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2025 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$337,760	15.30%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$326,594	14.80%	$176,571	8.00%	$231,749	10.50%	$220,714	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$268,938	12.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$301,800	13.67%	$132,428	6.00%	$187,607	8.50%	$176,571	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$268,938	12.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$301,800	13.67%	$99,321	4.50%	$154,500	7.00%	$143,464	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$268,938	9.89%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$301,800	11.10%	$108,744	4.00%	N/A	N/A	$135,930	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above. As of September 30, 2026, the Bank could, without prior approval, declare dividends of approximately $60.4 million.

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

						As of or for the
(in thousands, except ratio data)	As of or for the Three Months Ended					Nine Months Ended
Net Interest Margin - Fully Taxable Equivalent	Sep 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sep 30,	Sep 30,
	2026	2026	2026	2025	2025	2026	2025
Net interest income (GAAP)	$25,674	$24,670	$23,584	$23,844	$22,688	$73,928	$63,313
Fully taxable equivalent adjustment	68	63	62	70	67	193	223
Fully taxable equivalent net interest income (non-GAAP)	$25,742	$24,733	$23,646	$23,914	$22,755	$74,121	$63,536

Average interest-earning assets (GAAP)	$2,732,061	$2,706,598	$2,662,192	$2,625,177	$2,617,680	$2,700,539	$2,698,654

Net interest margin - fully taxable equivalent (non-GAAP)	3.74%	3.67%	3.60%	3.61%	3.45%	3.67%	3.15%

Pre-Provision Net Revenue

Pre-provision net revenue (“PPNR”), adjusted PPNR, and the ratios of each to average assets and average equity are non-GAAP financial measures. PPNR represents the Corporation’s income before income tax expense, excluding the provision for credit losses. Adjusted PPNR further excludes the impact of certain transactions or other material items of income or expense that may have had a disproportionate positive or negative impact on the Corporation’s financial results during a particular period. These measures are meaningful to the Corporation, as well as investors and analysts, in assessing the Corporation’s ability to generate earnings sufficient to absorb credit losses and support capital, independent of the volatility and timing of provision expense.

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sep 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sep 30,	Sep 30,
(in thousands, except ratio data)	2026	2026	2026	2025	2025	2026	2025
PRE-PROVISION NET REVENUE
Income before income tax expense (GAAP)	$16,509	$11,291	$11,841	$10,993	$10,067	$39,641	$8,943
Add: Provision (credit) for credit losses	(2,602)	561	601	1,136	1,064	(1,440)	3,301
Pre-provision net revenue (PPNR) (non-GAAP)	$13,907	$11,852	$12,442	$12,129	$11,131	$38,201	$12,244

Less: net (gains) losses on securities transactions	—	—	—	—	—	—	17,498
Less: (gain) loss on sale of branch property	—	—	—	—	—	—	(629)
Adjusted pre-provision net revenue (PPNR) (non-GAAP)	$13,907	$11,852	$12,442	$12,129	$11,131	$38,201	$29,113

Total average assets (GAAP)	$2,799,952	$2,774,578	$2,733,232	$2,691,963	$2,684,273	$2,769,381	$2,756,604
Total average shareholders' equity (GAAP)	$274,534	$267,809	$261,823	$252,325	$239,836	$268,102	$230,662

PPNR to total average assets (non-GAAP)	1.97%	1.71%	1.85%	1.79%	1.65%	1.84%	0.59%
PPNR to total average equity (non-GAAP)	20.10%	17.75%	19.27%	19.07%	18.41%	19.05%	7.10%
Adjusted PPNR to total average assets (non-GAAP)	1.97%	1.71%	1.85%	1.79%	1.65%	1.84%	1.41%
Adjusted PPNR to total average equity (non-GAAP)	20.10%	17.75%	19.27%	19.07%	18.41%	19.05%	16.87%
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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sep 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sep 30,	Sep 30,
Efficiency Ratio	2026	2026	2026	2025	2025	2026	2025
Net interest income (GAAP)	$25,674	$24,670	$23,584	$23,844	$22,688	$73,928	$63,313
Fully taxable equivalent adjustment	68	63	62	70	67	193	223
Fully taxable equivalent net interest income (non-GAAP)	$25,742	$24,733	$23,646	$23,914	$22,755	$74,121	$63,536

Non-interest income (GAAP)	$6,307	$6,503	$6,320	$6,673	$6,088	$19,130	$1,272
Less: net (gains) losses on securities transactions	—	—	—	—	—	—	17,498
Less: (gain) loss on sale of branch property	—	—	—	—	—	—	(629)
Adjusted non-interest income (non-GAAP)	$6,307	$6,503	$6,320	$6,673	$6,088	$19,130	$18,141

Non-interest expense (GAAP)	$18,074	$19,321	$17,462	$18,388	$17,645	$54,857	$52,341

Efficiency ratio (unadjusted)	56.51%	61.98%	58.39%	60.25%	61.32%	58.95%	81.04%
Efficiency ratio (adjusted)	56.39%	61.85%	58.27%	60.12%	61.18%	58.83%	64.08%

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

						As of or for the
(in thousands, except per share and ratio data)	As of or for the Three Months Ended					Nine Months Ended
Tangible Equity and Tangible Assets (Period End)	Sep 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sep 30,	Sep 30,
	2026	2026	2026	2025	2025	2026	2025
Total shareholders' equity (GAAP)	$273,512	$270,361	$262,929	$254,709	$245,308	$273,512	$245,308
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible equity (non-GAAP)	$251,688	$248,537	$241,105	$232,885	$223,484	$251,688	$223,484

Total assets (GAAP)	$2,851,340	$2,820,202	$2,748,722	$2,710,235	$2,696,634	$2,851,340	$2,696,634
Less: intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Tangible assets (non-GAAP)	$2,829,516	$2,798,378	$2,726,898	$2,688,411	$2,674,810	$2,829,516	$2,674,810

Total equity to total assets at end of period (GAAP)	9.59%	9.59%	9.57%	9.40%	9.10%	9.59%	9.10%
Book value per share (GAAP)	$56.51	$55.88	$54.36	$52.97	$50.98	$56.51	$50.98

Tangible equity to tangible assets at end of period (non-GAAP)	8.90%	8.88%	8.84%	8.66%	8.36%	8.90%	8.36%
Tangible book value per share (non-GAAP)	$52.00	$51.37	$49.85	$48.43	$46.44	$52.00	$46.44

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sep 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sep 30,	Sep 30,
Tangible Equity (Average)	2026	2026	2026	2025	2025	2026	2025
Total average shareholders' equity (GAAP)	$274,534	$267,809	$261,823	$252,325	$239,836	$268,102	$230,662
Less: average intangible assets	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)	(21,824)
Average tangible equity (non-GAAP)	$252,710	$245,985	$239,999	$230,501	$218,012	$246,278	$208,838

Net income (GAAP)	$12,707	$8,810	$9,199	$7,741	$7,792	$30,716	$7,363

Return on average equity (GAAP)	18.36%	13.19%	14.25%	12.17%	12.89%	15.32%	4.27%
Return on average tangible equity (non-GAAP)	19.95%	14.37%	15.54%	13.32%	14.18%	16.68%	4.71%

Adjustments for Certain Items of Income or Expense

In addition to disclosures of certain GAAP financial measures, including net income, EPS, ROAA, and ROAE, the Corporation may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period, including certain nonrecurring items. The Corporation believes that the resulting non-GAAP financial measures may improve an understanding of its results of operations by separating out any such transactions or items that may have had a disproportionate positive or negative impact on the Corporation’s financial results during the particular period in question. In the Corporation’s presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, the Corporation supplies the supplemental financial information and explanations required under Regulation G.

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sep 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sep 30,	Sep 30,
Non-GAAP Net Income	2026	2026	2026	2025	2025	2026	2025
Reported net income (GAAP)	$12,707	$8,810	$9,199	$7,741	$7,792	$30,716	$7,363
Net (gains) losses on securities transactions (net of tax)	—	—	—	—	—	—	13,237
Net (gain) loss on sale of branch property (net of tax)	—	—	—	—	—	—	(463)
Non-GAAP net income	$12,707	$8,810	$9,199	$7,741	$7,792	$30,716	$20,137

Average basic and diluted shares outstanding	4,839	4,838	4,825	4,811	4,811	4,833	4,802

Average total assets (GAAP)	$2,799,952	$2,774,578	$2,733,232	$2,691,963	$2,684,273	$2,769,381	$2,756,604
Average total shareholders' equity (GAAP)	274,534	267,809	261,823	252,325	239,836	268,102	230,662

Reported basic and diluted earnings per share (GAAP)	$2.63	$1.82	$1.91	$1.61	$1.62	$6.36	$1.53
Reported return on average assets (GAAP)	1.80%	1.27%	1.36%	1.14%	1.15%	1.48%	0.36%
Reported return on average equity (GAAP)	18.36%	13.19%	14.25%	12.17%	12.89%	15.32%	4.27%

Non-GAAP basic and diluted earnings per share	$2.63	$1.82	$1.91	$1.61	$1.62	$6.36	$4.19
Non-GAAP return on average assets	1.80%	1.27%	1.36%	1.14%	1.15%	1.48%	0.98%
Non-GAAP return on average equity	18.36%	13.19%	14.25%	12.17%	12.89%	15.32%	11.67%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon various basis point changes in interest rates, with appropriate floors set for interest-bearing liabilities. As of September 30, 2026, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would negatively impact the next 12 months net interest income by 1.02% and 1.64%, respectively. Immediate increases of 100 basis points and 200 basis points would positively impact the next 12 months net interest income by 5.30% and 10.74%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Net Interest Income over 12 Months
200 basis points decrease	(1.64)%
100 basis points decrease	(1.02)%
100 basis points increase	5.30%
200 basis points increase	10.74%

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value. As of September 30, 2026, it is estimated that immediate decreases of 100 basis points and 200 basis points in interest rates would negatively impact the market value of the Corporation’s capital account by 0.25% and 1.11%, respectively. Immediate increases in interest rates of 100 basis points and 200 basis points would positively impact the market value of the Corporation’s capital account by 2.79% and 5.47%, respectively. All scenarios are within the Corporation's policy guidelines.

Change in interest rates	Percentage Increase (Decrease) in Present Value of Corporation's Equity
200 basis points decrease	(1.11)%
100 basis points decrease	(0.25)%
100 basis points increase	2.79%
200 basis points increase	5.47%

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial and accounting officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2026 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial and accounting officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2026. In addition, there have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. On February 4, 2020, the Corporation filed a lawsuit against Pioneer Bank, Albany, New York, in the Supreme Court of the State of New York in the County of Albany. As disclosed in the Corporation’s September 12, 2019 Current Report on Form 8-K, the Bank owned a participating interest totaling $4.2 million in an approximately $36.0 million commercial credit facility on which the borrower defaulted due to fraudulent activity. The Corporation’s complaint alleged that Pioneer Bank, as lead bank, breached the participation agreement and engaged in fraud and negligent misrepresentation. The Corporation received a recovery of $0.5 million in April 2020. The Corporation and Pioneer Bank entered into a settlement agreement on August 6, 2026 to recover an additional $2.9 million. Upon finalization of the settlement agreement, the Corporation filed documentation with the Supreme Court of the State of New York to discontinue the litigation and release Pioneer Bank from further claims.

Other than as noted above, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material impact on our financial results or liquidity as of September 30, 2026.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2026	187	$74.50	—	200,816
August 1 - August 31, 2026	—	$—	—	200,816
September 1 - September 30, 2026	523	$85.11	—	200,816
Quarter Ended September 30, 2026 (2)	710	$82.32	—	200,816

(1) On January 8, 2021, the Corporation’s Board of Directors approved a new stock repurchase plan. Under the new repurchase program, the Corporation may repurchase up to 250,000 shares of its common stock, or approximately 5% of its outstanding shares. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of September 30, 2026 the Corporation has repurchased a total of 49,184 shares at the weighted average cost of $40.42 per share.

(2) All shares purchased during the quarter represent shares that were elected to be withheld from the vesting of restricted stock awards to cover income tax withholdings for the individuals.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

During the third quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

CHEMUNG FINANCIAL CORPORATION

DATED: November 5, 2026	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: November 5, 2026	By: /s/ Dale M. McKim, III
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